Form 10-Q
period 1998-06-30
AMB PROPERTY LP
filed 1998-08-14
CIK 1045610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-49163

                            ------------------------

                               AMB PROPERTY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                      94-3285362
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

505 MONTGOMERY ST., SAN FRANCISCO, CALIFORNIA                      94111
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 394-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X].

     As of July 31, 1998, there were 89,622,515 partnership units of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AMB PROPERTY, L.P.

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Balance Sheets as of December 31,      1
         1997 and June 30, 1998 (unaudited).................
            Consolidated Statements of Operations for the       2
         six and three months ended June 30, 1998
         (unaudited)........................................
            Consolidated Statements of Cash Flows for the       3
         six months ended June 30, 1998 (unaudited).........
            Consolidated Statement of Partners' Capital for     4
         the six months ended June 30, 1998 (unaudited).....
            Notes to Consolidated Financial Statements          5
         (unaudited)........................................
  Item 2. Management's Discussion and Analysis of Financial    10
     Condition and Results of Operations....................

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................   17
  Item 2. Changes in Securities.............................   17
  Item 3. Defaults Upon Senior Securities...................   17
  Item 4. Submission of Matters to a Vote of Security          17
     Holders................................................
  Item 5. Other Information.................................   17
  Item 6. Exhibits and Reports on Form 8-K..................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND JUNE 30, 1998
           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1997           1998
                                                              ------------    ----------
Investments in real estate:
  Land......................................................   $  550,635     $  654,926
  Buildings and improvements................................    1,822,516      2,163,452
  Construction in progress..................................       69,848        111,346
                                                               ----------     ----------
          Total investments in properties...................    2,442,999      2,929,724
  Accumulated depreciation and amortization.................       (4,153)       (29,252)
                                                               ----------     ----------
     Net investments in properties..........................    2,438,846      2,900,472
  Investment in unconsolidated joint venture................           --         67,149
                                                               ----------     ----------
     Net investments in real estate.........................    2,438,846      2,967,621
Cash and cash equivalents...................................       39,968         29,167
Other assets................................................       27,441         36,318
                                                               ----------     ----------
          Total assets......................................   $2,506,255     $3,033,106
                                                               ==========     ==========

                           LIABILITIES AND PARTNERS' CAPITAL

Debt:
  Unsecured credit facilities...............................   $  150,000     $  137,000
  Senior debt securities....................................           --        400,000
  Secured debt..............................................      535,652        592,430
                                                               ----------     ----------
          Total debt........................................      685,652      1,129,430
Other liabilities...........................................       49,350         84,508
Payable to affiliates.......................................       38,071             --
                                                               ----------     ----------
          Total liabilities.................................      773,073      1,213,938
Commitments and contingencies...............................           --             --
Minority interests..........................................       15,784         76,680
Partners' capital:
  General Partner, 85,874,513 units outstanding.............    1,668,030      1,669,417
  Limited Partners, 2,542,163 and 3,748,002 units
     outstanding, respectively..............................       49,368         73,073
                                                               ----------     ----------
          Total partners' capital...........................    1,717,398      1,742,490
                                                               ----------     ----------
          Total liabilities and partners' capital...........   $2,506,255     $3,033,106
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998
           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                               FOR THE SIX     FOR THE THREE
                                                              MONTHS ENDED     MONTHS ENDED
                                                              JUNE 30, 1998    JUNE 30, 1998
                                                              -------------    -------------
REVENUES
  Rental revenues...........................................   $   159,003      $    84,401
  Investment management and other income....................         1,796              613
                                                               -----------      -----------
          Total revenues....................................       160,799           85,014
OPERATING EXPENSES
  Property operating expenses...............................        21,231           11,227
  Real estate taxes.........................................        21,273           11,025
  General and administrative................................         5,862            3,144
  Interest, including amortization..........................        27,561           15,720
  Depreciation and amortization.............................        25,302           13,516
                                                               -----------      -----------
          Total operating expenses..........................       101,229           54,632
                                                               -----------      -----------
          Income from operations before minority
             interests......................................        59,570           30,382
  Minority interests' share of net income...................        (1,659)          (1,197)
                                                               -----------      -----------
          Net income........................................   $    57,911      $    29,185
                                                               ===========      ===========
  Net income available to unitholders attributable to:
     General Partner........................................   $    55,884      $    27,978
     Limited Partners.......................................         2,027            1,207
                                                               -----------      -----------
                                                               $    57,911      $    29,185
                                                               ===========      ===========
INCOME PER UNIT
  Basic.....................................................   $      0.65      $      0.32
                                                               ===========      ===========
  Diluted...................................................   $      0.65      $      0.32
                                                               ===========      ===========
WEIGHTED AVERAGE UNITS OUTSTANDING
  Basic.....................................................    88,983,990       89,839,010
                                                               ===========      ===========
  Diluted...................................................    89,362,932       89,886,673
                                                               ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                               FOR THE SIX
                                                              MONTHS ENDED
                                                              JUNE 30, 1998
                                                              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $  57,911
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       25,302
  Straight-line rents.......................................       (5,489)
  Amortization of debt premiums and financing costs.........       (1,274)
  Minority interests' share of net income...................        1,659
  Equity in income of AMB Investment Management.............           95
Changes in assets and liabilities:
  Other assets..............................................       (6,958)
  Other liabilities.........................................        4,474
                                                                ---------
     Net cash provided by operating activities..............       75,720
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions.........................     (246,213)
Additions to land and building improvements.................      (16,922)
Additions to tenant improvements and leasing costs..........       (4,965)
Additions to construction in progress.......................      (25,319)
Acquisition of interest in unconsolidated joint venture.....      (67,149)
Reduction of payable to affiliates in connection with
  Formation Transactions....................................      (38,071)
                                                                ---------
     Net cash used in investing activities..................     (398,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on unsecured credit facilities...................      382,000
Borrowings on secured debt..................................       16,914
Payments on unsecured credit facilities.....................     (395,000)
Payments on secured debt....................................      (59,545)
Net proceeds from issuance of senior debt securities........      399,166
Dividends paid to shareholders..............................      (29,413)
Distributions to minority interests.........................       (2,004)
                                                                ---------
     Net cash provided by financing activities..............      312,118
Net decrease in cash and cash equivalents...................      (10,801)
Cash and cash equivalents at beginning of period............       39,968
                                                                ---------
Cash and cash equivalents at end of period..................    $  29,167
                                                                =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................    $  26,583
                                                                =========
Property acquisitions:
  Acquisitions of properties................................    $ 434,353
  Assumption of secured debt................................      (99,623)
  Minority interests' contributions.........................      (60,371)
  Limited Partner units issued..............................      (28,146)
                                                                ---------
  Cash paid for property acquisitions.......................    $ 246,213
                                                                =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                      GENERAL PARTNER           LIMITED PARTNERS
                                  ------------------------    --------------------
                                    UNITS         AMOUNT        UNITS      AMOUNT       TOTAL
                                  ----------    ----------    ---------    -------    ----------
DECEMBER 31, 1997...............  85,874,513    $1,668,030    2,542,163    $49,368    $1,717,398
  Contributions.................          --            --    1,205,839     28,147        28,147
  Net income....................          --        55,884           --      2,027        57,911
  Reallocation..................          --         4,328           --     (4,328)           --
  Distributions.................          --       (58,825)          --     (2,141)      (60,966)
                                  ----------    ----------    ---------    -------    ----------
JUNE 30, 1998...................  85,874,513     1,669,417    3,748,002    $73,073    $1,742,490
                                  ==========    ==========    =========    =======    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

1. ORGANIZATION AND FORMATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "IPO") on November 26, 1997. The Company expects to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended. The Company, through its controlling interest in its subsidiary AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

     The Company and the Operating Partnership were formed shortly before consummation of the IPO. AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the "Predecessor") formed AMB Property Corporation, a wholly owned subsidiary, and merged with and into the Company (the "Merger") in exchange for 4,746,616 shares of the Company's Common Stock. In addition, the Company and the Operating Partnership acquired, through a series of mergers and other transactions, 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partner interests ("LP Units") in the Operating Partnership, the assumption of debt and, to a limited extent, cash. The net assets of the Predecessor and the properties acquired with Common Stock were contributed to the Operating Partnership in exchange for 69,768,801 units. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share (the "Common Stock") for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. Net of underwriters' commission and offering costs aggregating $38,068, the Company received approximately $300,032 in proceeds from the IPO. The net proceeds of the IPO were used to repay indebtedness, to purchase interests from certain investors who elected not to receive shares or units in connection with the Formation Transactions, to fund property acquisitions, and for general corporate working capital requirements.

     As of June 30, 1998, the Company owned an approximate 95.8% general partner interest in the Operating Partnership. The remaining 4.2% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"). The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain executive officers of the Company collectively purchased 100% of the Investment Management Subsidiary's voting common stock (representing a 5% economic interest therein). The Operating Partnership accounts for its investment in AMB Investment Management using the equity method of accounting. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients.

                               AMB PROPERTY, L.P.

           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

     As of June 30, 1998, the Company owned 500 industrial buildings and retail centers, consisting of 463 industrial buildings (the "Industrial Properties") and 37 retail centers (the "Retail Properties") located in 28 markets throughout the United States. The Industrial Properties, principally warehouse distribution buildings, encompass approximately 47.7 million rentable square feet and, as of June 30, 1998, were 95.1% leased to over 1,200 tenants. The Retail Properties, principally grocer-anchored community shopping centers, encompass approximately
6.8 million rentable square feet and, as of the same date, were 95.0% leased to over 900 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

2. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements for prior periods have been reclassified to conform to current classifications with no effect on results of operations. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Operating Partnership's consolidated financial position and results of operations for the interim periods.

     The Operating Partnership commenced operations on November 26, 1997. As such, no operations for 1997 are presented.

     The interim results of the six and three months ended June 30, 1998 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in AMB Property Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. DEBT

     In connection with the Formation Transactions, the Company assumed certain secured debt with an aggregate principal value of $517,031 and a fair value of $535,613. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related debt instruments using the effective interest method. As of June 30, 1998, the

                               AMB PROPERTY, L.P.

           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

unamortized debt premium was $16,799. As of June 30, 1998, debt, excluding unamortized debt premiums, consists of the following:

Unsecured credit facilities, variable interest at LIBOR
  plus 90 basis points (6.59% at June 30, 1998), $50,000
  due July 1998, remainder due November 2000.............    $137,000
Senior debt securities, weighted average interest rate of
  7.18%, due June 2008, June 2015 and June 2018..........     400,000
Secured debt, varying interest rates from 4.00% to 10.38%
  due November 1998 to January 2014......................     575,631
                                                           ----------
          Total Debt.....................................  $1,112,631
                                                           ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. All of the secured debt bears interest at fixed rates, except for two loans totaling $9,173 which bear interest at variable rates. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized. The weighted-average fixed interest rate on secured debt at June 30, 1998, was 7.91%.

     The Operating Partnership has a $500,000 unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years, and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Operating Partnership's credit rating (15 basis points at June 30, 1998). The Credit Facility has various financial and non-financial covenants. In addition, in April 1998, the Operating Partnership obtained a $50,000 unsecured acquisition facility from NationsBank, bearing interest at LIBOR plus 90 basis points (6.59% at June 30, 1998). The $50,000 unsecured acquisition facility was repaid in July 1998.

     Capitalized interest related to construction projects for the six and three months ended June 30, 1998, was $3,098 and $1,845, respectively.

     The scheduled maturities of the secured debt as of June 30, 1998 are as follows:

1998..............................................  $ 16,939
1999..............................................    11,188
2000..............................................    13,192
2001..............................................    38,698
2002..............................................    54,364
Thereafter........................................   441,250
                                                    --------
                                                    $575,631
                                                    ========

                               AMB PROPERTY, L.P.

           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

     In June 1998, the Operating Partnership issued $400,000 aggregate principal amount of unsecured notes ("Senior Debt Securities") in an underwritten public offering, the net proceeds of which were used to repay amounts outstanding under the unsecured credit facilities. As of June 30, 1998, the Senior Debt Securities consisted of the following:

                                              PRINCIPAL    INTEREST
                                               AMOUNT        RATE      MATURITY
                                              ---------    --------    ---------
2008 Notes..................................  $175,000       7.10%     June 2008
2015 Notes -- Putable/Callable in 2005......   100,000       6.90      June 2015
2018 Notes..................................   125,000       7.50      June 2018
                                              --------       ----
Total/Weighted Average......................  $400,000       7.18%
                                              ========       ====

     Interest on the Senior Debt Securities is payable semiannually in each June and December commencing December 1998. The 2015 notes are putable and callable in June 2005.

4. MINORITY INTERESTS

     Minority interests represent interests held by certain third parties (some of which are Institutional Alliance Partners(TM)) in 14 real estate joint ventures that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Company owns a majority interest, or (ii) the Company holds significant control over the entity through a 50% or greater ownership interest combined with the ability to control major operating decisions such as approval of budgets, selection of property managers and changes in financing.

5. PARTNERS' CAPITAL

     On June 19, 1998, the Operating Partnership declared a quarterly cash distribution of $0.3425 per unit, payable on July 9, 1998, to unitholders of record as of June 30, 1998.

6. INCOME PER UNIT

     The Operating Partnership's only dilutive securities outstanding for the six and three months ended June 30, 1998 were stock options issued under the Company's stock incentive plan. The effect of the stock options was to increase weighted average units outstanding by 347,662 and 378,943 units for the six and three months ended June 30, 1998, respectively. Such dilution was computed using the treasury stock method.

                               AMB PROPERTY, L.P.

           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

7. PRO FORMA INFORMATION

     The following summary unaudited pro forma financial information for the six and three months ended June 30, 1997 has been prepared as if the Formation Transactions, the IPO (as described in Note 1) and property acquisitions and dispositions during the year ended December 31, 1997 had occurred on January 1, 1997. The pro forma financial information does not purport to present the consolidated results that would have occurred if the aforementioned transactions had been consummated on January 1, 1997, nor does it purport to be indicative of the consolidated results of operations for future periods.

                                                     FOR THE SIX     FOR THE THREE
                                                    MONTHS ENDED     MONTHS ENDED
                                                    JUNE 30, 1997    JUNE 30, 1997
                                                    -------------    -------------
Total revenues....................................   $   139,232      $    70,610
Income from operations before minority
  interests.......................................        49,809           25,482
Net income........................................        48,479           24,462
Income Per Unit
  Basic...........................................   $      0.55      $      0.28
                                                     ===========      ===========
  Diluted.........................................   $      0.55      $      0.28
                                                     ===========      ===========
Weighted Average Units Outstanding
  Basic...........................................    88,416,676       88,416,676
                                                     ===========      ===========
  Diluted.........................................    88,416,676       88,416,676
                                                     ===========      ===========

8. SUBSEQUENT EVENTS

     On July 27, 1998, the Company sold 4,000,000 shares of 8.5% Series A cumulative redeemable preferred stock for $100,000 in an underwritten public offering. The net proceeds of $96,850 from the offering were used to repay borrowings under the Credit Facility, for property acquisitions and for other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Notes to Consolidated Financial Statements. Statements contained herein which are not historical facts may be forward looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events, and there can be no assurance that the events or circumstances reflected in such forward-looking statements will be achieved or occur. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), the Company's failure to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in the section entitled "Business -- Business Risks" in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only and speak only as of the date hereof.

                           THE OPERATING PARTNERSHIP

     The Operating Partnership is a fully integrated real estate company engaged in the ownership, operation, management, acquisition, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide.

                   INDUSTRIAL AND RETAIL PROPERTIES BY REGION
                              AS OF JUNE 30, 1998

                           INDUSTRIAL PROPERTIES              RETAIL PROPERTIES                       TOTAL
                       ------------------------------    ---------------------------    ---------------------------------
                        NUMBER      RENTABLE             NUMBER    RENTABLE                NUMBER       RENTABLE
                          OF         SQUARE     % OF       OF       SQUARE     % OF     OF BUILDINGS     SQUARE     % OF
       REGION          BUILDINGS      FEET      TOTAL    CENTERS     FEET      TOTAL    AND CENTERS       FEET      TOTAL
       ------          ---------   ----------   -----    -------   ---------   -----    ------------   ----------   -----
Eastern..............      77       9,864,840    20.7%      4      1,272,968    18.6%        81        11,137,808    20.4%
Midwestern...........     103      11,868,394    24.9       4        710,833    10.4        107        12,579,227    23.1
Southern.............     142      13,169,885    27.6      12      1,957,051    28.6        154        15,126,936    27.7
Western..............     141      12,772,141    26.8      17      2,907,986    42.4        158        15,680,127    28.8
                          ---      ----------   -----      --      ---------   -----        ---        ----------   -----
         Total.......     463      47,675,260   100.0%     37      6,848,838   100.0%       500        54,524,098   100.0%
                          ===      ==========   =====      ==      =========   =====        ===        ==========   =====

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the second quarter, the Operating Partnership invested $180.4 million in operating properties, consisting of 48 industrial buildings aggregating 3.7 million square feet, including $29.7 million for the Operating Partnership's share of co-investments with its Institutional Alliance Partners(TM) and $62.0 million of properties purchased from its Institutional Alliance Partners(TM).

     The Operating Partnership initiated five new development projects during the quarter, with a total estimated cost of $81.4 million upon completion in projects aggregating 1.6 million square feet. As of June 30, 1998, the Operating Partnership had 13 industrial projects under development with a total estimated investment of $227.1 million upon completion in 5.2 million square feet, and three retail projects under development representing an estimated investment of $81.5 million upon completion in 654,400 square feet.

     At June 30, 1998, the Operating Partnership owned and operated a total of 500 industrial buildings and retail centers totaling 54.5 million square feet in 28 markets nationwide. In addition, the Operating Partnership operated 4.6 million square feet of property on behalf of investment management clients.

INCREASED PRESENCE IN KEY MARKETS

     The Operating Partnership continued to execute its research-based target market strategy by selectively expanding its presence in key markets nationwide.

     DALLAS: The Operating Partnership increased its presence in this major distribution market by 27% to 4.8 million square feet with the addition of
     1.0 million square feet of existing industrial space. In addition, the Operating Partnership currently has three development projects underway in the Dallas/Fort Worth market, including two initiated in the second quarter and the 205,000 square foot air cargo facility on the tarmac of the Dallas/Forth Worth Airport which was initiated in the first quarter of 1998 and is 100% pre-leased.

     NORTHERN NEW JERSEY: The Operating Partnership increased its portfolio in this active distribution market by 35% with the addition of 626,500 square feet in a new industrial development project with Development Alliance Partner(TM) Trammell Crow.

     BALTIMORE/WASHINGTON, D.C.: The Operating Partnership doubled its presence in this key distribution market with the addition of 963,100 square feet in seven industrial buildings. The Operating Partnership now owns 1.9 million square feet in this market.

     Further investments in existing properties in excess of 400,000 square feet were made in existing Operating Partnership markets, including Minneapolis (516,000 square feet), Atlanta (469,100 square feet), and Houston (418,700 square feet).

STRATEGIC ALLIANCE PROGRAMS(TM)

     The Operating Partnership has been a leader in systematically forming alliances with local and regional real estate experts through its Strategic Alliance Programs(TM).

     DEVELOPMENT ALLIANCE PROGRAM(TM): The Operating Partnership's strategy for its Development Alliance Program(TM) is to enhance its development capability by forming alliances with development firms with a strong local presence and expertise.

     During the second quarter, the Operating Partnership initiated two development projects with Development Alliance Partner(TM) Trammell Crow: a $29.0 million investment in a 626,500 square foot project adjacent to the New Jersey Turnpike and a $17.3 million investment in a 443,200 square foot project in Orlando Central Park (the dominant industrial park in Orlando). The Operating Partnership added two new Development Alliance Partners(TM) during the quarter: Gale & Wentworth, one of New Jersey's most prominent real estate organizations, who will source, develop, and manage industrial projects in New Jersey; and National Development of New England, one of the premier commercial developers in New England, with whom the Operating Partnership initiated a 415,000 square foot industrial project during the quarter.

     UPREIT ALLIANCE PROGRAM(TM): Through its UPREIT Alliance Program(TM), the Operating Partnership issues operating partnership units in exchange for properties, thus providing additional growth for the portfolio. The Operating Partnership expanded its UPREIT Alliance Program(TM) in the second quarter through the acquisition of a 153,600 square foot industrial property in Alsip, Illinois (a submarket of Chicago) and a 269,800 square foot property in Atlanta. The Operating Partnership believes that UPREIT Alliance Partners(TM), who can benefit from a tax advantaged transaction structure, have been, and will continue to be, an attractive source of new acquisitions.

     INSTITUTIONAL ALLIANCE PROGRAM(TM): The Operating Partnership's strategy for its Institutional Alliance Program(TM) is to form institutional alliances through the co-investment program of AMB Investment Management to provide access to private capital, including during those times when the public markets are less attractive. Two acquisitions were made through this program during the second quarter, with a total acquisition cost of $59.4 million, of which $29.7 million was co-invested by the Operating
     Partnership: a 1,019,200 square foot industrial warehouse portfolio in Dallas/Fort Worth and a 516,000 square foot portfolio in Minneapolis. The Operating Partnership's long-standing relationships with institutional investors is also a source of new acquisitions. During the quarter, the Operating Partnership invested $62.0 million in industrial properties totaling 1.6 million square feet through such relationships.

     During the quarter, the Operating Partnership initiated a comprehensive branding program intended to support the expansion of the Strategic Alliance Programs(TM) and to establish consistency for all customers and users of AMB services. The Company intends to continue its program of managing its relationships with local vendors to take advantage of the economies of scale of a nationwide portfolio.

                             RESULTS OF OPERATIONS

     Because the Operating Partnership commenced operations on November 26, 1997 upon consummation of the Formation Transactions and the IPO, a discussion of its results as compared to 1997 is not applicable; however, a separate discussion of the historical operations of the Properties for the comparative periods prior to the IPO is presented below. The historical results of operations of the Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to the Operating Partnership in the Formation Transactions that were not previously managed by the Predecessor.

     The historical property financial data presented herein show significant increases in revenues and expenses principally attributable to substantial portfolio growth. As a result, the Operating Partnership does not believe the year-to-year financial data are comparable to prior periods. Therefore, the analysis below shows (i) changes resulting from Properties that were owned as of January 1, 1997, excluding development projects, (the "Same Store Properties") and (ii) changes attributable to acquisition and development activity during 1997 and 1998. For the comparison between the six and three month periods ended June 30, 1998 and 1997, the Same Store Properties consist of properties aggregating 30.5 million square feet. The Operating Partnership's future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. No assurance can be given that the past trends of revenues, expenses or income of the Operating Partnership will continue in the future at their historical rates, and any variation therefrom may be material.

PROPERTIES -- SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $49.5 and $28.5 million, or 44% and 50%, for the six and three months ended June 30, 1998, to $160.8 and $85.0 million as compared with the same periods in 1997. Approximately $7.0 and $3.5 million, or 14% and 12% of this increase, was attributable to Same Store Properties, with the remaining $42.5 and $25.0 million attributable to Properties acquired in 1997 and 1998, respectively. The growth in rental revenues in Same Store Properties resulted primarily from the incremental effect of rental rate increases, changes in occupancy and reimbursement of expenses. During the trailing 12 months ended June 30, 1998, such increase in average base rents (cash basis) was 12.1% on 7.0 million square feet leased.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, increased by $8.2 and $4.6 million, or 24% and 26%, for the six and three months ended June 30, 1998, to $42.5 and $22.3 million as compared with the same periods in 1997. Same Store Properties operating expenses decreased by approximately $0.6 and $0.2 million, while operating expenses attributable to Properties acquired in 1998 and 1997 added $8.8 and $4.8 million, respectively. The change in Same Store Properties operating expenses and real estate taxes relates to increases in Same Store Properties real estate taxes and insurance expense of approximately $0.2 and $0.1 million from 1997 to 1998, offset by decreases in Same Store Properties other property operating expenses (excluding real estate taxes and insurance) of approximately $0.8 and $0.3 million from 1997 to 1998. The decrease in other property operating expenses is attributable to lower asset management costs in 1998 as compared to 1997 resulting from the change in ownership structure.

LIQUIDITY AND CAPITAL RESOURCES

     The Operating Partnership expects that its principal sources of working capital and funding for acquisitions, developments, expansion and renovation of Properties will include its Credit Facility, permanent secured debt financing, proceeds from public and private unsecured debt offerings, proceeds from public and private equity offerings (including issuances of Units) and cash flows provided by operations. Management believes that its sources of working capital and its ability to access private and public debt and equity capital are adequate to continue to meet liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     The Operating Partnership has a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on the Company's credit rating. The Operating Partnership uses the Credit Facility principally for acquisitions and for general working capital requirements. Borrowings under the Credit Facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending on the Company's debt rating at the time of such borrowings. As of June 30, 1998, the outstanding balance on the Credit Facility was $87.0 million and bore interest at LIBOR plus 90 basis points (6.59% as of such date). Monthly debt service payments on the Credit Facility are interest only. The Credit Facility matures in November 2000. The total amount available under the Credit Facility fluctuates based upon the borrowing base, as defined in the agreement governing the Credit Facility. At June 30, 1998, the maximum amount available under the Credit Facility was approximately $413.0 million. In addition, in April 1998, the Company obtained a $50.0 unsecured acquisition facility from NationsBank, bearing interest at LIBOR plus 90 basis points (6.59% at June 30, 1998). The $50.0 unsecured acquisition facility was repaid in July 1998.

     In April 1998, the Operating Partnership received credit ratings for its unsecured debt of Baa1 from Moody's Investors Service, BBB from Standard & Poor's Corporation and BBB+ from Duff & Phelps Credit Rating Co. As a result of the receipt of the investment-grade credit ratings, the interest rate on the Credit Facility was reduced by 20 basis points to the current rate of LIBOR plus 90 basis points.

     In June 1998, the Operating Partnership issued $400,000 aggregate principal amount of unsecured notes ("Senior Debt Securities") in an underwritten public offering, the net proceeds of which were used to repay amounts outstanding under the Credit Facility. The Senior Debt Securities mature in June 2008, June 2015 and June 2018 and bear interest at a weighted average rate of 7.18%, which is payable in June and December of each year, commencing in December 1998. The 2015 notes are putable and callable in June 2005.

     In connection with the Formation Transactions and property acquisitions consummated subsequent thereto, the Operating Partnership has assumed various mortgages and other secured debt. As of June 30, 1998, the aggregate principal amount of such secured debt was $575.6 million, excluding unamortized debt premiums of $16.8 million. The secured debt bears interest at rates varying from 4.00% to 10.38% per annum (with a weighted average of 7.91%) and final maturity dates ranging from November 1998 to January 2014.

     As of June 30, 1998, the Operating Partnership's total outstanding debt was approximately $1.1 billion, including unamortized debt premiums of approximately $16.8 million. See Notes to Consolidated Financial Statements. The total amount of debt to be repaid during the remainder of 1998 is approximately $16.9 million, including scheduled principal amortization of approximately $3.3 million.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, the Operating Partnership presently intends to operate with a debt-to-total market capitalization ratio of less than 45%. Additionally, the Operating Partnership presently intends to continue to structure its balance sheet in order to maintain an investment grade rating on its senior unsecured debt. As of June 30, 1998, the Operating Partnership's debt-to-total market capitalization ratio was approximately 34.2%.

LIQUIDITY

     As of June 30, 1998, the Operating Partnership had approximately $29.2 million in cash and cash equivalents and $413.0 million of additional available borrowings under the Credit Facility. Additionally, on July 20, 1998, the Company sold $100 million of Series A preferred stock in an underwritten public offering, the net proceeds of which were contributed to the Operating Partnership by the Company and used to repay outstanding borrowings on its Credit Facility.

     The Operating Partnership intends to use cash from operations and available borrowings under its Credit Facility as well as net proceeds from future debt or equity offerings, if any, to fund property acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

     On June 19, 1998, the Operating Partnership declared a quarterly cash distribution of $0.3425 per unit, payable on July 9, 1998 to unitholders of record on June 30, 1998.

     The anticipated size of the Operating Partnership's distributions, using only cash from operations, will not allow it to retire all of its debt as it comes due. Therefore, the Company intends to also repay maturing debt with net proceeds from future debt and/or equity financings. No assurance can be given, however, that future financings will be available to the Operating Partnership or that the terms of any such financings will be favorable from the Operating Partnership's perspective.

CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, the Operating Partnership is currently in the process of renovating, expanding or developing 16 projects at a total estimated cost of $308.6 million upon completion. The Operating Partnership presently expects to fund these expenditures with cash from operations, borrowings under the Credit Facility or debt or equity issuances. Other than these capital items, the Operating Partnership has no material capital commitments. During the period from January 1, 1998 to June 30, 1998, the Operating Partnership invested $415.5 million in 104 industrial buildings, aggregating 10.2 million rentable square feet. The acquisitions were funded through borrowings under the Credit Facility, cash, debt assumption of approximately $99.6 million, co-investments by Institutional Alliance Partners(TM) of approximately $60.3 million and the issuance of LP Units with a value of approximately $28.2 million at the date of issuance. The Operating Partnership expects that its funds from operations and borrowings under its Credit Facility will be sufficient to meet expected capital commitments for the next 12 months.

YEAR 2000 COMPLIANCE

     Many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This "year 2000 issue" could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Operating Partnership's current financial systems adequately provide for a four-digit year and management believes the year 2000 issue will not materially affect its business operations or financial condition. Additionally, the Operating Partnership does not expect that the year 2000 issue will materially affect its operations due to problems encountered by its suppliers, customers and lenders.

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO"), as defined by NAREIT, is an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other REITs may not be comparable.

     The following table reflects the calculation of the Operating Partnership's FFO for the six and three months ended June 30, 1997 and 1998. The 1997 FFO was prepared on a pro forma basis (giving effect to the completion of the Formation Transactions, the IPO, and certain 1997 property acquisitions and dispositions) as if they had occurred on January 1, 1997 (dollars in thousands).

                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                         ------------------------------   ------------------------------
                                         1997 (PRO FORMA)      1998       1997 (PRO FORMA)      1998
                                         ----------------   -----------   ----------------   -----------
Income from operations before minority
  interests............................    $    25,482      $    30,382     $    49,809      $    59,570
Real estate related depreciation and
  amortization:
  Total depreciation and
     amortization......................         11,472           13,516          23,238           25,302
  Furniture, fixtures and equipment
     depreciation......................            (43)            (111)            (86)            (215)
FFO attributable to minority
  interests(1)(2)......................           (400)          (1,513)           (951)          (2,088)
                                           -----------      -----------     -----------      -----------
FFO(1).................................    $    36,511      $    42,274     $    72,010      $    82,569
                                           ===========      ===========     ===========      ===========
Weighted average units outstanding
  (diluted)............................     88,416,676       89,886,673      88,416,676       89,362,932
                                           ===========      ===========     ===========      ===========

---------------
(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Operating Partnership computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor is it indicative of funds available to fund cash needs, including the ability to make distributions.

(2) Represents FFO attributable to minority interests in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period.

TENANT RETENTION RATES AND RENT INCREASES

     The following table sets forth information relating to tenant retention rates and rent increases on renewal and re-tenanted space for the Industrial Properties and the Retail Properties for the periods presented.

                                YEARS ENDED         FOR THE THREE    FOR THE SIX
                                DECEMBER 31,        MONTHS ENDED     MONTHS ENDED
                            --------------------      JUNE 30,         JUNE 30,      WEIGHTED
                            1995    1996    1997        1998             1998        AVERAGE
                            ----    ----    ----    -------------    ------------    --------
Industrial Properties
  Retention rate..........  67.9%   79.2%   69.5%       88.1%            82.5%         74.7%
  Rent increases..........   4.8%    4.7%   13.0%       21.2%            13.6%         11.4%
Retail Properties
  Retention rate..........  63.5%   88.4%   87.8%       82.8%            84.7%         83.3%
  Rent increases..........   3.2%    5.4%   10.1%       20.3%            23.2%         15.9%

RECURRING TENANT IMPROVEMENTS AND LEASING COMMISSIONS PER SQUARE FOOT LEASED

     The table below summarizes for the Industrial Properties and the Retail Properties, separately, the recurring tenant improvements and leasing commissions per square foot leased for the periods presented. The recurring tenant improvements and leasing commissions represent costs incurred to lease space after the initial lease term of the initial tenant, excluding costs incurred to relocate tenants as part of a re-tenanting strategy. The tenant improvements and leasing commissions set forth below are not necessarily indicative of future tenant improvements and leasing commissions.

                                                YEARS ENDED        FOR THE THREE   FOR THE SIX
                                               DECEMBER 31,        MONTHS ENDED    MONTHS ENDED
                                           ---------------------     JUNE 30,        JUNE 30,     WEIGHTED
                                           1995    1996    1997        1998            1998       AVERAGE
                                           -----   -----   -----   -------------   ------------   --------
Industrial Properties
  Expenditures for renewed square foot
     leased..............................  $0.91   $0.93   $1.05       $0.69          $0.72        $0.89
  Expenditures for re-tenanted square
     foot leased.........................   1.75    1.97    1.62        2.69           2.32         1.82
     Weighted average....................   1.32    1.29    1.30        1.00           0.99         1.23
Retail Properties
  Expenditures for renewed square foot
     leased..............................  $5.53   $4.72   $4.25       $1.19          $1.55        $3.52
  Expenditures for re-tenanted square
     foot leased.........................   5.37    6.53    7.92        2.00           4.50         7.10
     Weighted average....................   5.46    5.61    6.41        1.25           1.78         5.04

OCCUPANCY AND AVERAGE BASE RENT

     The table below sets forth weighted average occupancy rates and average base rent per square foot, based on square feet leased, of the Industrial Properties and the Retail Properties for the periods presented.

                                                          AS OF DECEMBER 31,
                                                      --------------------------        AS OF
                                                       1995      1996      1997     JUNE 30, 1998
                                                      ------    ------    ------    -------------
Industrial Properties
  Occupancy rate at period end......................    97.3%     97.2%     95.7%        95.1%
  Average base rent per square foot (1).............  $ 3.43    $ 3.81    $ 4.26       $ 4.38
Retail Properties
  Occupancy rate at period end......................    92.4%     92.4%     96.1%        95.0%
  Average base rent per square foot (1).............  $10.46    $11.32    $11.98       $11.85

---------------
(1) Average base rent per square foot represents the total annualized contractual base rental revenue for the period divided by the average occupied square feet during the period.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of June 30, 1998, there were no pending legal proceedings to which the Operating Partnership is a party or of which any of its Properties is the subject, the adverse determination of which in the view of management would be anticipated to have a material adverse effect upon the Operating Partnership's financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

     During the three months ended June 30, 1998, the Operating Partnership issued 99,395 limited partner interests ("LP Units") in consideration for the acquisition of certain properties. Holders of the LP Units may redeem part or all of their LP Units for cash, or at the election of the Operating Partnership, exchange such LP Units for shares of Common Stock on a one-for-one basis. This redemption/exchange right may not be exercised prior to April 1999.

     The issuance of LP Units in connection with the aforementioned acquisitions constituted private placements of securities which were exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to
Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     4.1(1)    Form of Second Amended and Restated Agreement of Limited
               Partnership of AMB Property, L.P.
     4.2(2)    Indenture by and among the Registrant, the Company and State
               Street Bank and Trust Company of California, N.A., as
               trustee.
     4.3(2)    First Supplemental Indenture, by and among the Company, the
               Registrant and State Street Bank and Trust Company of
               California, N.A., as trustee; Second Supplemental Indenture, by and among the Company, the Registrant and State Street
               Bank and Trust Company of California, N.A., as trustee; and
               Third Supplemental Indenture, by and among the Company, the
               Registrant and State Street Bank and Trust Company of
               California, N.A., as trustee.
     4.4(2)    Specimen of 7.10% Notes due 2008.
     4.5(2)    Specimen of 7.50% Notes due 2018.
     4.6(2)    Specimen of 6.90% Reset Put Securities due 2015.
    10.1(3)    Amended Credit Agreement between AMB Property, L.P. and
               NationsBank of Texas, N.A. dated April 16, 1998 deleting
               subsidiary guarantees.
    27.1(3)    Financial Data Schedule -- AMB Property, L.P.

---------------
(1) Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333.58107) and incorporated herein by reference.

(2) Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333.49163) and incorporated herein by reference.

(3) Filed herewith.

     (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMB PROPERTY, L.P.
                                            Registrant

                                          By: AMB Property Corporation,
                                            its general partner

Date August 14, 1998                      By:      /s/  HAMID R. MOGHADAM
                                            ------------------------------------
                                                     Hamid R. Moghadam
                                               President and Chief Executive
                                                           Officer,
                                               Director (Principal Executive
                                                           Officer)

Date August 14, 1998                      And:    /s/  S. DAVIS CARNIGLIA
                                             -----------------------------------
                                                     S. Davis Carniglia
                                                  Chief Financial Officer,
                                                      Managing Director
                                                (Principal Financial Officer)

Date August 14, 1998                      And:      /s/  MICHAEL A. COKE
                                             -----------------------------------
                                                       Michael A. Coke
                                              Director of Financial Management
                                               And Reporting, Chief Accounting
                                                Officer (Principal Accounting
                                                           Officer)

                                 EXHIBIT INDEX

Exhibits                 Description
--------                 -----------
 10.1               Amended Credit Agreement between AMB Property, L.P. and
                    NationsBank of Texas, N.A. dated April 16, 1998 deleting
                    subsidiary guarantees.
 27.1               Financial Data Schedule