Form 10-Q
period 1998-09-30
AMB PROPERTY LP
filed 1998-11-13
CIK 1045610

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-49163

                               AMB PROPERTY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 94-3281941
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

505 MONTGOMERY ST., SAN FRANCISCO, CALIFORNIA            94111
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (415) 394-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of October 31, 1998, there were 90,092,941 common partnership units of the Registrant outstanding.



================================================================================

================================================================================



                               AMB PROPERTY, L.P.

                                      INDEX



                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998
       (unaudited)                                                                                1

       Consolidated Statements of Operations for the nine and three months ended
       September 30, 1998 (unaudited)                                                             2

       Consolidated Statement of Cash Flows for the nine months ended September 30,
       1998 (unaudited)                                                                           3

       Consolidated Statement of Partners' Capital for the nine months ended
       September 30, 1998 (unaudited)                                                             4

       Notes to Consolidated Financial Statements (unaudited)                                     5

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                           9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                   15

    Item 2.  Changes in Securities                                                               15

    Item 3.  Defaults Upon Senior Securities                                                     15

    Item 4.  Submission of Matters to a Vote of Security Holders                                 15

    Item 5.  Other Information                                                                   15

    Item 6.  Exhibits and Reports on Form 8-K                                                    16



================================================================================

                               AMB PROPERTY, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
             (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)




                                                                                       DECEMBER 31, 1997    SEPTEMBER 30, 1998
                                                                                          -----------           -----------
ASSETS
Investments in real estate:
    Land and improvements ......................................................          $   550,635           $   718,855
    Buildings and improvements .................................................            1,822,516             2,376,390
    Construction in progress ...................................................               69,848               128,685
                                                                                          -----------           -----------
       Total investments in properties .........................................            2,442,999             3,223,930
    Accumulated depreciation and amortization ..................................               (4,153)              (43,904)
                                                                                          -----------           -----------
       Net investments in properties ...........................................            2,438,846             3,180,026
    Investment in unconsolidated joint venture .................................                   --                67,191
                                                                                          -----------           -----------
       Net investments in real estate ..........................................            2,438,846             3,247,217
Cash and cash equivalents ......................................................               39,968                33,206
   Other assets ................................................................               27,441                46,850
                                                                                          -----------           -----------
       Total assets ............................................................          $ 2,506,255           $ 3,327,273
                                                                                          ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL
Debt:
    Unsecured credit facility ..................................................          $   150,000           $   205,000
    Senior debt securities .....................................................                   --               400,000
    Secured debt ...............................................................              535,652               701,602
                                                                                          -----------           -----------
       Total debt ..............................................................              685,652             1,306,602
Other liabilities ..............................................................               49,350               109,606
Payable to affiliates ..........................................................               38,071                    --
                                                                                          -----------           -----------
       Total liabilities .......................................................              773,073             1,416,208
Commitments and contingencies ..................................................                   --                    --
Minority interests .............................................................               15,784                57,916
Partners' Capital:
    General Partner, 85,645,102 and 85,645,102 units outstanding, respectively, and 4,000,000 preferred units with a $100,000
    liquidation preference as of September 30, 1998 ............................            1,668,030             1,766,676
    Limited Partners, 2,542,163 and 4,447,839 units outstanding,
    respectively ...............................................................               49,368                86,473
                                                                                          -----------           -----------
       Total partners' capital .................................................            1,717,398             1,853,149
                                                                                          -----------           -----------
       Total liabilities and partners' capital .................................          $ 2,506,255           $ 3,327,273
                                                                                          ===========           ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               AMB PROPERTY, L.P.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)



                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                              1998                   1998
                                                          ------------           ------------
REVENUES
    Rental revenues ............................          $     92,841           $    251,844
    Investment management and other income .....                 1,220                  3,016
                                                          ------------           ------------
       Total revenues ..........................                94,061                254,860

OPERATING EXPENSES
    Property operating expenses ................                12,720                 33,951
    Real estate taxes ..........................                12,413                 33,686
    General and administrative .................                 2,832                  8,694
    Interest, including amortization ...........                19,544                 47,105
    Depreciation and amortization ..............                14,750                 40,052
                                                          ------------           ------------

       Total operating expenses ................                62,259                163,488
                                                          ------------           ------------

       Income from operations before minority
         interests .............................                31,802                 91,372

    Minority interests' share of net income ....                (1,427)                (3,085)
                                                          ------------           ------------

       Net income ..............................                30,375                 88,287

    Preferred unit distributions ...............                (1,514)                (1,514)
                                                          ------------           ------------

       Net income available to general and
       limited partners ........................          $     28,861           $     86,773

Income available to unitholders attributable to:
     General Partner ...........................          $     27,358           $     83,243
     Limited Partners ..........................                 1,503                  3,530
                                                          ------------           ------------
                                                          $     28,861           $     86,773
                                                          ============           ============

INCOME PER COMMON UNIT
    Basic ......................................          $       0.32           $       0.97
                                                          ============           ============
    Diluted ....................................          $       0.32           $       0.97
                                                          ============           ============

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
    Basic ......................................            89,675,763             89,214,581
                                                          ============           ============
    Diluted ....................................            90,053,107             89,188,352
                                                          ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               AMB PROPERTY, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30, 1998
                                                                                         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................................          $  88,287
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................................             40,052
    Straight-line rents .........................................................             (8,083)
    Amortization of debt premiums and financing costs ...........................             (1,921)
    Minority interests' share of net income .....................................              3,085
    Equity in loss of AMB Investment Management .................................                394
    Equity earnings of unconsolidated joint venture .............................               (833)
Changes in assets and liabilities:
    Other assets ................................................................            (11,795)
    Other liabilities ...........................................................             28,047
                                                                                           ---------
       Net cash provided by operating activities ................................            137,233
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions .............................................           (397,388)
Additions to land and building improvements .....................................            (26,700)
Additions to tenant improvements and leasing costs ..............................             (7,622)
Additions to construction in progress ...........................................            (67,078)
Acquisition of interest in unconsolidated joint venture .........................            (67,149)
Distributions received from investment in unconsolidated joint venture ..........              1,011
Reduction of payable to affiliates in connection with Formation Transactions ....            (38,071)
                                                                                           ---------
       Net cash used in investing activities ....................................           (602,997)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on unsecured credit facilities .......................................            546,000
Borrowings on secured debt ......................................................             54,554
Payments on unsecured credit facilities .........................................           (491,000)
Payments on secured debt ........................................................            (62,916)
Proceeds from sale of senior debt securities (net of issuance costs) ............            399,166
Contributions from General Partner in connection with sale of Preferred Stock ...             96,100
Distributions to General Partner, Limited Partners and preferred unitholders ....            (62,251)
Distributions to minority interests .............................................            (20,651)
                                                                                           ---------
       Net cash provided by (used in) financing activities ......................            459,002
                                                                                           ---------
Net increase in cash and cash equivalents .......................................             (6,762)
Cash and cash equivalents at beginning of period ................................             39,968
                                                                                           ---------
Cash and cash equivalents at end of period ......................................          $  33,206
                                                                                           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest ....................................................................          $  39,291
                                                                                           =========
Property acquisitions:
    Purchase price ..............................................................          $ 674,365
    Assumption of secured debt ..................................................           (171,988)
    Minority interests' contribution ............................................           (104,989)
                                                                                           ---------
         Cash paid for property acquisitions ....................................          $ 397,388
                                                                                           =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               AMB PROPERTY, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                    GENERAL PARTNER
                     ----------------------------------------------------
                        PREFERRED UNITS          COMMON UNITS                       LIMITED PARTNERS           TOTAL
                     ---------------------    ---------------------------     --------------------------    -----------
                       UNITS       AMOUNT         UNITS          AMOUNT           UNITS         AMOUNT
                     ---------    --------    ------------    -----------     -----------    -----------
DECEMBER 31, 1997           --     $    --     85,645,102     $ 1,668,030       2,542,163    $    49,368    $ 1,717,398
   Contributions .   4,000,000      96,100             --              --       1,905,676         44,619        140,719
   Net income ....          --       1,514             --          81,729              --          3,530         86,773
   Reallocation ..          --          --             --           7,540              --         (7,540)            --
   Distributions .          --      (1,514)            --         (86,723)             --         (3,504)       (91,741)
                     ---------     -------     ----------     -----------     -----------    -----------    -----------
SEPTEMBER 30, 1998   4,000,000     $96,100     85,645,102     $ 1,670,576       4,447,839    $    86,473    $ 1,853,149
                     =========     =======     ==========     ===========     ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)


1.  ORGANIZATION AND FORMATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "IPO") on November 26, 1997. The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

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

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share (the "Common Stock") for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. The net proceeds of approximately $300,032 were used to repay indebtedness, to purchase interests from certain investors who elected not to receive shares or units in connection with the Formation Transactions, to fund property acquisitions, and for general corporate working capital requirements.

     As of September 30, 1998, the Company owned an approximate 95.1% general partner interest in the Operating Partnership. The remaining 4.9% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"). The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain executive officers of the Company and an officer of AMB Investment Management collectively purchased 100% of the Investment Management Subsidiary's voting common stock (representing a 5% economic interest therein). The Operating Partnership accounts for its investment in AMB Investment Management using the equity method of accounting. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients. The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation (representing a 95% economic interest therein). Certain executive officers of the company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation invests in properties and may in the future engage in or acquire interests in entities that engage in the management, leasing and development of properties and similar activities.

     As of September 30, 1998, the Company owned 547 industrial buildings (the "Industrial Properties") and 37 retail centers (the "Retail Properties") located in 29 markets throughout the United States. The Industrial Properties, principally warehouse distribution buildings, encompass approximately 53.1 million rentable square feet and, as of September 30,

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

1998, were 95.9% leased to over 1,500 tenants. The Retail Properties, principally grocer-anchored community shopping centers, encompass approximately
6.9 million rentable square feet and, as of the same date, were 94.8% leased to over 900 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

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

     The interim results of the nine and three months ended September 30, 1998 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with AMB Property Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3.    REAL ESTATE ACQUISITION ACTIVITY

     During the nine months ended September 30, 1998, the Operating Partnership invested: (i) $642.5 million in 187 industrial buildings, aggregating 15.3 million rentable square feet, (ii) $31.8 million in 2 retail centers, aggregating 0.4 million rentable square feet and (iii) $67.1 million in an unconsolidated limited partnership interest in an existing real estate joint venture that owns 36 industrial buildings aggregating 4.0 million square feet. Of this activity, acquisitions totaling $258.9 million in 83 industrial buildings aggregating 5.1 million rentable square feet were completed during the three months ended September 30, 1998.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

4.   DEBT

     In connection with the Formation Transactions, the Operating Partnership assumed certain secured debt with an aggregate principal value of $517,031 and a fair value of $535,613. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related debt instruments using the effective interest method. As of September 30, 1998, the unamortized debt premium was $15,918. As of September 30, 1998, debt, excluding unamortized debt premiums, consists of the following:

Unsecured credit facility, variable interest at LIBOR plus 90 basis points (6.53% at September 30,
     1998), due November 2000 .........................................................................          $  205,000
Unsecured senior debt securities, weighted average interest rate of 7.18%, due June 2008, June 2015 and
     June 2018 ........................................................................................             400,000
Secured debt, varying interest rates from 4.00% to 10.38% due November 1998 to January 2014 ...........             685,684
                                                                                                                 ----------
         Total Debt ...................................................................................          $1,290,684
                                                                                                                 ==========

     The Operating Partnership has a $500,000 unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years, and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Operating Partnership's credit rating (15 basis points at September 30, 1998). The Credit Facility has various financial and non-financial covenants.

     Interest on the senior debt securities is payable semiannually in each June and December commencing December 1998. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants.

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $9,255 which bear interest at variable rates. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized. The weighted-average fixed interest rate on secured debt at September 30, 1998, was 7.9%.

     Capitalized interest related to construction projects for the three and nine months ended September 30, 1998, was $1,876 and $4,974, respectively.

     The scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, as of September 30, 1998 are as follows:


                                               Senior
                               Credit           Debt          Secured
                              Facility       Securities         Debt            Total
                             ----------      ----------      ----------      ----------
1998 (three months)          $       --               $      $   15,343      $   15,343
1999 ..............                  --              --          12,689          12,689
2000 ..............             205,000              --          18,151         223,151
2001 ..............                  --              --          40,353          40,353
2002 ..............                  --              --          66,466          66,466
Thereafter ........                  --         400,000         532,682         932,682
                             ----------      ----------      ----------      ----------
                             $  205,000      $  400,000      $  685,684      $1,290,684
                             ==========      ==========      ==========      ==========

5.   MINORITY INTERESTS

     Minority interests represent interests held by certain third parties (some of which are Institutional Alliance Partners(TM)) in 16 real estate joint ventures that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Operating Partnership owns a majority interest, or (ii) the Operating Partnership holds significant control

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)


over the entity through a 50% or greater ownership interest combined with the ability to control major operating decisions such as approval of budgets, selection of property managers and changes in financing.

6.   PARTNERS' CAPITAL

     On July 27, 1998 the Company sold 4,000,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock for $100,000 in an underwritten public offering. The net proceeds of $96,100 (after deducting underwriters' discounts and commissions and offering costs) were contributed by the Company to the Operating Partnership in exchange for 4,000,000 Series A preferred units with terms identical to the Series A Preferred Stock. The Operating Partnership used these proceeds to repay borrowings under the Credit Facility.

     On September 3, 1998, the Operating Partnership declared a quarterly cash distribution of $0.3425 per unit, payable on October 2, 1998, to unitholders of record as of September 16, 1998. Additionally, on September 3, 1998, the Operating Partnership declared a cash distribution of $0.4604 per unit on its Series A Preferred Units, for the period commencing on July 27, 1998 and ending on October 14, 1998, payable on October 15, 1998 to unitholders of record as of September 16, 1998.


7.   INCOME PER UNIT

     The Operating Partnership's only dilutive securities outstanding for the three and nine months ended September 30, 1998 were indirect interests in consolidated subsidiaries which are in aggregate wholly-owned by the Company and stock options issued under the Company's stock incentive plan. The effect of the indirect interests and stock options was to increase weighted average units outstanding by 607,821 and 606,755 units for the three and nine months ended September 30, 1998, respectively. Such dilution was computed using the treasury stock method.


8.   PRO FORMA INFORMATION

     The following summary unaudited pro forma financial information for the three and nine months ended September 30, 1997 has been prepared as if the Formation Transactions, the IPO (as described in Note 1) and property acquisitions and dispositions during the year ended December 31, 1997 had occurred on January 1, 1997. The pro forma financial information does not purport to present the consolidated results that would have occurred if the aforementioned transactions had been consummated on January 1, 1997, nor does it purport to be indicative of the consolidated results of operations for future periods.

                                                          FOR THE THREE         FOR THE NINE MONTHS
                                                           MONTHS ENDED               ENDED
                                                         SEPTEMBER 30, 1997     SEPTEMBER 30, 1997
                                                         ------------------     ------------------
Total revenues .................................            $    70,816             $   210,048
Income from operations before minority interests                 25,730                  75,539
 Net income ....................................                 25,463                  72,572

Income Per Common Unit
   Basic .......................................            $      0.29             $      0.82
                                                            ===========             ===========
   Diluted .....................................            $      0.29             $      0.82
                                                            ===========             ===========

Weighted Average Common Units Outstanding
   Basic .......................................             88,416,676              88,416,676
                                                            ===========             ===========
   Diluted .....................................             88,416,676              88,416,676
                                                            ===========             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of the consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion which are not historical facts may be forward looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases by tenants, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, our failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities), AMB Property Corporation's failure to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in the section entitled "Business -- Business Risks" in AMB Property Corporation's Annual Report on Form 10-K for fiscal year ended December 31, 1997. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.
     .

THE OPERATING PARTNERSHIP

     We are a fully integrated real estate company engaged in the ownership, operation, management, acquisition, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide.

     At September 30, 1998, we owned and operated a total of 547 industrial buildings and 37 retail centers totaling 60.0 million square feet in 29 markets nationwide. In addition, as of the same date we had an interest in an unconsolidated joint venture that owns 36 industrial buildings aggregating 4.0 million square feet and we operated properties aggregating 4.5 million square feet of property on behalf of investment management clients.


                   INDUSTRIAL AND RETAIL PROPERTIES BY REGION
                            AS OF SEPTEMBER 30, 1998

                 INDUSTRIAL PROPERTIES             RETAIL PROPERTIES                                           TOTAL
              -------------------------     ----------------------------------------------      -----------------------------------
                NUMBER        RENTABLE                  NUMBER        RENTABLE                   NUMBER         RENTABLE
                  OF           SQUARE       % OF          OF           SQUARE        % OF      OF BUILDINGS      SQUARE       % OF
REGION         BUILDINGS        FEET        TOTAL       CENTERS         FEET         TOTAL     AND CENTERS        FEET        TOTAL
              ----------     ----------     -----      ----------     ----------     -----      ----------     ----------     -----
Eastern               85     10,929,011      20.6%              4      1,272,968      18.6%             89     12,201,979      20.3%
Midwestern           106     11,986,978      22.6               4        710,833      10.4             110     12,697,811      21.2
Southern             184     16,171,842      30.4              12      1,972,366      28.6             196     18,144,208      30.2
Western              172     14,042,240      26.4              17      2,907,986      42.4             189     16,950,226      28.3
              ----------     ----------     -----      ----------     ----------     -----      ----------     ----------     -----
   Total             547     53,130,071     100.0%             37      6,864,153     100.0%            584     59,994,224     100.0%
              ==========     ==========     =====      ==========     ==========     =====      ==========     ==========     =====

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the third quarter, we invested $258.9 million in operating properties, consisting of 83 industrial buildings aggregating 5.1 million square feet. We also initiated two new development projects aggregating approximately
0.5 million square feet during the quarter, with a total estimated cost of $23.3 million upon completion. As of September 30, 1998, we had 13 industrial projects aggregating approximately 5.3 million square feet in our development pipeline with a total estimated investment of $231.3 million upon completion and three retail projects aggregating approximately 0.6 million square feet in our development pipeline representing an estimated investment of $92.2 million upon completion.

STRATEGIC ALLIANCE PROGRAMS (TM)

     We believe that our strategy of forming strategic alliances with local and regional real estate experts and institutional investors provides us with growth opportunities, access to private capital and flexibility in the markets in which we operate. We have been a leader in forming these alliances through our Strategic Alliance Programs(TM).

     Development Alliance Program (TM): Our strategy for our Development Alliance Program (TM) is to enhance our development capability by forming alliances with development firms with a strong local presence and expertise. During the third quarter, we initiated two development projects with Development Alliance Partners (TM): a $10.9 million expected investment in a 0.2 million square foot industrial project in Dallas, Texas and a $12.4 million expected investment in a 0.3 million square foot industrial project in Houston, Texas.

     UPREIT Alliance Program (TM): Through our UPREIT Alliance Program (TM), we issue operating partnership units in exchange for properties, thus providing additional growth for our portfolio. We expanded our UPREIT Alliance Program (TM) in the third quarter through the acquisition of a 1.0 million square foot industrial portfolio aggregating 21 industrial buildings in Menlo Park, California for $100.4 million. We believe that UPREIT Alliance Partners (TM), who can benefit from a tax advantaged transaction structure, have been, and will continue to be, an attractive source of new acquisitions.

     Institutional Alliance Program (TM): Our strategy for our Institutional Alliance Program (TM) is to form joint ventures with institutional investors through the co-investment program of AMB Investment Management. This program provides access to private capital, including during those times when the public markets are less attractive.

     Management Alliance Program (TM): Our strategy for our Management Alliance Program(TM) is to develop close relationships with, and outsource property management to, local property managers that we believe are among the best in their respective markets. These local property managers provide us with local market information related to tenant activity and acquisition and development opportunities. Two of our acquisitions during the third quarter, aggregating $72.2 million and 1.9 million square feet, were sourced through our Management Alliance Program(TM).

     Customer Alliance Program (TM): Through our Customer Alliance Program(TM) , we seek to build long-term working relationships with major tenants with the assistance of leading local and national leasing firms. During the quarter we continued our comprehensive branding program intended to broaden awareness of AMB among our constituents and to support the expansion of our Strategic Alliance Programs(TM) and to establish consistency for all of AMB's customers, brokers and Strategic Alliance Partners(TM).

RESULTS OF OPERATIONS

     Because we commenced operations on November 26, 1997 upon consummation of the Formation transactions and the IPO, a discussion of our results as compared to 1997 is not applicable; however, a separate discussion of the historical operations of the Properties for the comparative periods prior to the IPO is presented below. The historical results of operations of the Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to us in the Formation Transactions that were not previously managed by the Predecessor.

     The historical property financial data presented in this report show significant increases in revenues and expenses principally attributable to substantial portfolio growth. As a result, we do not believe the year-to-year financial data are comparable to prior periods. Therefore, the analysis below shows changes resulting from Properties that the Predecessor owned as of January 1, 1997, excluding development projects, (the "Same Store Properties") and changes attributable to acquisition and development activity during 1997 and 1998. For the comparison between the nine and three month periods ended September 30, 1998 and 1997, the Same Store Properties consist of properties aggregating 30.4 million square feet.

Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. Our future revenues, expenses and income may vary materially from their historical rates.

Properties - Nine and Three Months Ended September 30, 1998 and 1997

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $82.5 and $34.8 million, or 49% and 60%, for the nine and three months ended September 30, 1998, to $251.8 and $92.8 million, respectively, as compared with the same periods in 1997. Approximately $10.9 and $3.7 million, or 13% and 11% of this increase, was attributable to Same Store Properties, with the remaining $71.6 and $31.1 million attributable to Properties acquired in 1997 and 1998, respectively. The growth in rental revenues in Same Store Properties resulted primarily from the incremental effect of cash rental rate increases, straight-line rents and changes in occupancy and reimbursement of expenses. During the trailing 12 months ended September 30, 1998, the increase in average base rents (cash basis) was 16.3% on 8.0 million square feet leased.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, increased by $15.5 and $7.3 million, or 30% and 42%, for the nine and three months ended September 30, respectively, to $67.6 and $25.1 million as compared with the same periods in 1997. Same Store Properties operating expenses decreased by approximately $0.4 million for the nine months ended September 30, 1998, and increased by approximately $0.2 million for the three months ended September 30, 1998, while operating expenses attributable to Properties acquired in 1998 and 1997 added $15.9 and $7.1 million, respectively. The change in Same Store Properties operating expenses and real estate taxes relates to increases in Same Store Properties real estate taxes and insurance expense of approximately $0.4 and $0.3 million for the nine and three months ended September 30, 1998, respectively, offset by decreases in Same Store Properties other property operating expenses (excluding real estate taxes and insurance) of approximately $0.8 and $0.1 million for the nine and three months ended September 30, 1998, respectively. The decrease in other property operating expenses is attributable to lower asset management costs in 1998 as compared to 1997 resulting from the change in ownership structure.

LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of Properties will include borrowings under the Credit Facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by the Company or the Operating Partnership (including issuances of Units in the Operating Partnership) and cash flows provided by operations. We presently believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to continue to meet liquidity requirements for the foreseeable future.

Capital Resources

     We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use the Credit Facility principally for acquisitions and for general working capital requirements. Borrowings under the Credit Facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending our debt rating at the time of the borrowings. As of September 30, 1998, the outstanding balance on the Credit Facility was $205.0 million and it bore interest at LIBOR plus 90 basis points (6.53% as of such date). Monthly debt service payments on the Credit Facility are interest only. The Credit Facility matures in November 2000. The total amount available under the Credit Facility fluctuates based upon the borrowing base, as defined in the agreement governing the Credit Facility. At September 30, 1998, the remaining amount available under the Credit Facility was approximately $295.0 million.

     In June 1998, we issued $400,000 aggregate principal amount of unsecured notes ("Senior Debt Securities") in an underwritten public offering, the net proceeds of which we used to repay amounts outstanding under the Credit Facility. The Senior Debt Securities mature in June 2008, June 2015 and June 2018 and bear interest at a weighted average rate of 7.18%, which is payable in June and December of each year, commencing in December 1998. The 2015 notes are putable and callable in June 2005. We received credit ratings for our unsecured debt of Baa1 from Moody's Investors Service, BBB from Standard & Poor's Corporation and BBB+ from Duff & Phelps Credit Rating Co. As a result of the receipt of the investment-grade credit ratings, the interest rate on the Credit Facility was reduced by 20 basis points to the current rate of LIBOR plus 90 basis points.

     In July 1998, the Company sold 4,000,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. The Company contributed the net proceeds to us in exchange for 4,000,000 Series A preferred units and we used the funds to repay borrowings under the Credit Facility incurred in connection with property acquisitions and for general corporate purposes.

     In connection with the Formation Transactions and property acquisitions consummated after the Formation Transactions, we have assumed various mortgages and other secured debt. As of September 30, 1998, the aggregate principal amount of this secured debt was $685.7 million, excluding unamortized debt premiums of $15.9 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average of 7.9%) and final maturity dates ranging from November 1998 to January 2014.

     As of September 30, 1998, our total outstanding debt was approximately $1.3 billion, including unamortized debt premiums of approximately $15.9 million. See Notes to Consolidated Financial Statements. The total amount of debt that we must repay during the remainder of 1998 is approximately $15.3 million, including scheduled principal amortization of approximately $2.2 million.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt. As of September 30, 1998, our debt-to-total market capitalization ratio was approximately 35.1%.

Liquidity

     As of September 30, 1998, we had approximately $33.2 million in cash and cash equivalents and $295.0 million of additional available borrowings under the Credit Facility. We intend to use cash from operations and available borrowings under the Credit Facility as well as net proceeds from any future debt or equity offerings to fund property acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

     On September 3, 1998, the Company and the Operating Partnership declared a quarterly cash distribution of $0.3425 per common share and operating partnership unit, payable on October 2, 1998 to stockholders and unitholders of record on September 16, 1998. On September 3, 1998, the Company declared a cash dividend of $0.4604 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.4604 per unit on its Series A Preferred Units, for the period commencing on July 27, 1998 and ending on October 14, 1998, payable on October 15, 1998 to stockholders and unitholders of record as of September 16, 1998.

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt and/or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

Capital Commitments

     In addition to recurring capital expenditures and costs to renew or re-tenant space, our development pipeline currently includes 16 projects representing a total estimated investment of $323.5 million upon completion. Of this total, approximately $142.0 million had been funded as of September 30, 1998, approximately $89.0 million is estimated to be required to complete projects currently under construction and the remainder represents estimated investments in either projects where construction has not yet begun or future phases of projects under construction We presently expect to fund these expenditures with cash from operations, borrowings under the Credit Facility or debt or equity issuances. Other than these capital items, we have no material capital commitments.

     During the period from January 1, 1998 to September 30, 1998, we invested:

         - $642.5 million in 187 industrial buildings, aggregating 15.3 million rentable square feet,

         - $31.8 million in 2 retail centers, aggregating 0.4 million rentable square feet, and

         - $67.1 million in an unconsolidated limited partnership interest in an existing joint venture that owns 36 industrial buildings aggregating 4.0 million square feet.

     We funded these acquisitions through borrowings under the Credit Facility, cash, debt assumption, co-investments by Institutional Alliance Partners(TM) and the issuance of LP Units. We presently believe that our funds from operations and borrowings under the Credit Facility these will be sufficient to meet our current capital commitments for the next 12 months.

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

     We are currently conducting a company-wide test of our financial and non-financial systems to ensure that our systems will adequately handle the year 2000 issue. Our current financial system generally provides for a four-digit year; however, the current system is not fully year 2000 compliant. We expect that our financial system will be fully year 2000 compliant once we complete a software upgrade in late 1998 or early 1999. We expect the upgrade to cost less than $100,000.

     We are currently surveying our property managers to determine if our non-financial systems (HVAC, security, lighting and other building systems) at our Properties are year 2000 compliant. We do not expect the cost to bring property systems into compliance to be material. Although we can make no assurance, we currently do not expect that the year 2000 issue will materially affect our operations due to problems encountered by our suppliers, customers and lenders.

Funds From Operations

     We believe that Funds from Operations ("FFO"), as defined by NAREIT, is an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other REITs may not be comparable.

     The following table reflects the calculation of our FFO for the nine and three months ended September 30, 1997 and 1998. The 1997 FFO was prepared on a pro forma basis (giving effect to the completion of the Formation Transactions, the IPO, and certain 1997 property acquisitions and dispositions) as if they had occurred on January 1, 1997 (dollars in thousands).

                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------           -----------------------------------
                                               1998              1997 (PRO FORMA)            1998              1997 (PRO FORMA)
                                           ------------           ------------           ------------           ------------
Income from operations before
    minority interests                     $     31,802           $     25,730           $     91,372           $     75,539

Real estate related depreciation
    and amortization:
    Total depreciation and                       14,750                 12,060                 40,052                 35,298
      amortization
    Furniture, fixtures, and
      equipment depreciation                       (104)                   (21)                  (319)                  (107)
FFO attributable to minority
    interests(1)(2)                              (2,035)                  (375)                (4,123)                (1,326)
Adjustments to derive FFO in
    unconsolidated joint
    venture(3) :
    Company's share of net income                  (833)                    --                   (833)                    --
    Company's share of FFO                        1,327                     --                  1,327                     --
Series A Preferred Stock dividends               (1,514)                    --                 (1,514)                    --
                                           ------------           ------------           ------------           ------------
FFO(1)                                     $     43,393           $     37,394           $    125,962           $    109,404
                                           ============           ============           ============           ============
Weighted average common units
    outstanding (diluted)                    90,053,107             88,416,676             89,537,512             88,416,676
                                           ============           ============           ============           ============



(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization. We consider FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, many not be comparable to other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor is it indicative of funds available to fund cash needs, including the ability to make distributions.

(2) Represents FFO attributable to minority interest in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. These minority interests are not convertible into shares of Common Stock.

(3) Represents our pro rata share of FFO in unconsolidated joint ventures for the period presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint venture for such period.

Tenant Retention Rates and Rent Increases

     The following table sets forth information relating to tenant retention rates and rent increases on renewal and re-tenanted space for the Industrial Properties and the Retail Properties for the periods presented.


                                           YEARS ENDED DECEMBER 31,      FOR THE THREE      FOR THE NINE
                                        -------------------------------   MONTHS ENDED      MONTHS ENDED
                                                                         SEPTEMBER 30,      SEPTEMBER 30,     WEIGHTED
                                          1995       1996      1997           1998              1998           AVERAGE
                                        ---------- --------- ---------- ----------------- ------------------ ------------
INDUSTRIAL PROPERTIES
    Retention rate ..................       67.9%     79.2%      69.5%          58.0%             75.4%          73.2%
    Rent increases ..................        4.8%      4.7%      13.0%          18.5%             18.8%          16.7%

RETAIL PROPERTIES
    Retention rate ..................       63.5%     88.4%      87.8%          45.0%             73.9%          80.0%
    Rent increases ..................        3.2%      5.4%      10.1%           3.5%             16.6%          14.6%
ALL PROPERTIES
    Retention rate ..................       67.7%     79.8%      70.3%          57.3%             75.3%          73.6%
    Rent increases ..................        4.3%      5.0%      11.0%          15.8%             18.4%          16.3%

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


                                           YEARS ENDED DECEMBER 31,      FOR THE THREE       FOR THE NINE
                                        -------------------------------   MONTHS ENDED       MONTHS ENDED
                                                                         SEPTEMBER 30,      SEPTEMBER 30,     WEIGHTED
                                          1995       1996      1997           1998              1998           AVERAGE
                                        ---------- --------- ---------- ----------------- ------------------ ------------
INDUSTRIAL PROPERTIES
    Expenditures per renewed square
      foot leased ...................       $0.91     $0.93      $1.05             $1.06         $0.81           $0.91
    Expenditures per re-tenanted
      square foot leased ............        1.75      1.97       1.62              1.60          2.05            1.81
        Weighted average ............        1.32      1.29       1.30              1.20          1.05            1.22
RETAIL PROPERTIES
    Expenditures per renewed square
      foot leased ...................       $5.53     $4.72      $4.25             $3.31         $1.82           $3.51
    Expenditures per re-tenanted
      square foot leased ............        5.37      6.53       7.92              8.31          6.40            7.14
        Weighted average ............        5.46      5.61       6.41              4.87          2.38            5.03
 ALL PROPERTIES
    Expenditures per renewed square
      foot leased ...................       $1.15     $1.07      $1.23             $1.13         $0.86           $1.04
    Expenditures per re-tenanted
      square foot leased ............        1.89      2.27       2.23              1.88          2.19            2.15
        Weighted average ............        1.51      1.50       1.68              1.33          1.11            1.43

Occupancy and Average Base Rent

     The table below sets forth weighted average occupancy rates and average base rent per square foot, based on square feet leased, of the Industrial Properties and the Retail Properties for the periods presented.

                                              AS OF DECEMBER 31,
                                        -------------------------------         AS OF
                                          1995       1996      1997      SEPTEMBER 30, 1998
                                        ---------- --------- ---------- ----------------------
INDUSTRIAL PROPERTIES
Occupancy rate at period end ........       97.3%     97.2%      95.7%          95.9%
Average base rent per square foot (1)       $3.43     $3.81      $4.26          $4.48

RETAIL PROPERTIES
Occupancy rate at period end ........       92.4%     92.4%      96.1%          94.8%
Average base rent per square foot (1)      $10.46    $11.32     $11.98          $11.91

ALL PROPERTIES
Occupancy rate at period end ........       97.0%     96.9%      95.8%          95.8%
Average base rent per square foot (1)         N/A       N/A        N/A           N/A

         (1) Average base rent per square foot represents the total annualized contractual base rental revenue for the period divided by the average occupied square feet during the period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     As of September 30, 1998, there were no pending legal proceedings to which we are a party or of which any of our Properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

(c) On September 24, 1998, we issued to five Lincoln Property Company Limited Partnerships 699,837 LP Units with an aggregate value of approximately $16.5 million in consideration for the acquisition of certain properties. Holders of the LP Units may redeem part or all of their LP Units for cash, or at the election of the Company, exchange their LP Units for shares of Common Stock on a one-for-one basis.

     The issuance of LP Units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to
Section 4 (2) and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

            EXHIBIT
             NUMBER                      DESCRIPTION
             ------    ---------------------------------------------------
              4.1      Second Amended and Restated Agreement of Limited
                       Partnership of AMB Property, L.P.

              10.1     Second Amendment to Second Amended and Restated
                       Revolving Credit Agreement made as of September 30,
                       1998 by and among AMB Property, L.P., the Banks and Co-Agents Party Thereto, and Morgan Guaranty Trust
                       Company of New York, as Agent.

              27.1     Financial Data Schedule - AMB Property, L.P.


(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMB PROPERTY, L.P.
                                             Registrant


                                       By:  AMB Property Corporation,
                                                  Its general partner



Date:  November 12, 1998                   By: /s/  HAMID R. MOGHADAM
      ---------------------                    ---------------------------------
                                                    Hamid R. Moghadam
                                          President and Chief Executive Officer,
                                          Director (Principal Executive Officer)




Date: November 12, 1998                  And: /s/  S. DAVIS CARNIGLIA
      ---------------------                     --------------------------------
                                                       S. Davis Carniglia
                                                     Chief Financial Officer,
                                                        Managing Director
                                                   (Principal Financial Officer)




Date: November 12, 1998                  And: /s/  MICHAEL A. COKE
      ---------------------                     --------------------------------
                                                     Michael A. Coke
                                            Director of Financial Management
                                             And Reporting, Chief Accounting
                                          Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------   -----------------------------------------------------------------------
4.1      Second Amended and Restated Agreement of Limited Partnership of AMB
         Property, L.P.

10.1     Second Amendment to Second Amended and Restated Revolving Credit
         Agreement made as of September 30, 1998 by and among AMB Property, L.P., the Banks and Co-Agents Party Thereto, and Morgan Guaranty Trust
         Company of New York, as Agent.

27.1     Financial Data Schedule - AMB Property, L.P.