Form 10-K405
period 1998-12-31
AMB PROPERTY LP
filed 1999-03-31
CIK 1045610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-14245
                               AMB PROPERTY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3285362
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
505 MONTGOMERY ST., SAN FRANCISCO, CALIFORNIA                      94111
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 394-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable. No market for the registrant's partnership units exists and therefore, a market value for such units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference AMB Property Corporation's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of AMB Property Corporation's fiscal year pursuant to Regulation 14A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     AMB Property, L.P., a Delaware limited partnership ("AMB" or the "Operating Partnership"), as of December 31, 1998, owned and operated industrial buildings and retail centers totaling 63.6 million square feet located in 30 markets nationwide, including: Chicago, San Francisco Bay Area, Dallas/Ft. Worth, Los Angeles, Minneapolis, Atlanta, Seattle, Miami, Boston, and Northern New Jersey. As of December 31, 1998, the Operating Partnership owned 582 industrial buildings, aggregating 56.6 million rentable square feet (the "Industrial Properties"), principally warehouse distribution buildings, which were 96.0% leased, and 38 retail centers, aggregating 7.0 million rentable square feet (the "Retail Properties"), principally grocer-anchored community shopping centers, which were 94.6% leased. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

     On March 9, 1999, we signed a series of definitive agreements with BPP Retail, LLC ("BPP Retail"), a co-investment entity between Burnham Pacific Properties ("BPP") and the California Public Employees' Retirement System ("CalPERS"), pursuant to which BPP Retail will acquire 28 of our retail shopping centers, totaling 5.1 million square feet, for an aggregate price of $663.4 million. BPP Retail will acquire the centers in separate transactions, which we currently expect to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. In addition, we have entered into a definitive agreement, subject to a financing confirmation, with BPP, pursuant to which BPP will acquire six additional retail centers, totaling 1.5 million square feet, for $284.4 million. Assuming the receipt of the financing confirmation, we currently expect this transaction to close by December 31, 1999. In connection with these transactions, AMB Property Corporation, a Maryland corporation and our general partner (the "Company") has also granted CalPERS an option to purchase up to 2,000,000 original issue shares of its common stock for an exercise price of $25 per share that CalPERS may exercise on or before March 31, 2000. There can be no assurance, however, that the transactions will close as scheduled or close at all, and it is possible that the transactions may close with respect to just a portion of the properties currently subject to the agreements. We currently expect that the substantial majority of our acquisition activities going forward will be in industrial properties. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business
Risks -- Failure to Consummate the Transactions with BPP Retail and BPP."

                   INDUSTRIAL AND RETAIL PROPERTIES BY REGION
                              AT DECEMBER 31, 1998

                             INDUSTRIAL PROPERTIES                RETAIL PROPERTIES                         TOTAL
                       ---------------------------------    ------------------------------    ---------------------------------
                        NUMBER       RENTABLE               NUMBER     RENTABLE                NUMBER       RENTABLE
                          OF          SQUARE       % OF       OF        SQUARE       % OF        OF          SQUARE       % OF
       REGION          BUILDINGS       FEET       TOTAL     CENTERS      FEET       TOTAL     BUILDINGS       FEET       TOTAL
       ------          ---------    ----------    ------    -------    ---------    ------    ---------    ----------    ------
Eastern..............     100       12,181,830     21.5%       4       1,272,968     18.2%       104       13,454,798     21.2%
Midwestern...........     108       12,136,083     21.4%       4         710,833     10.2%       112       12,846,916     20.2%
Southern.............     192       17,264,646     30.5%      13       2,093,257     30.0%       205       19,357,903     30.4%
Western..............     182       15,028,308     26.6%      17       2,907,986     41.6%       199       17,936,294     28.2%
                          ---       ----------    ------      --       ---------    ------       ---       ----------    ------
Total................     582       56,610,867    100.0%      38       6,985,044    100.0%       620       63,595,911    100.0%
                          ===       ==========    ======      ==       =========    ======       ===       ==========    ======

     As of December 31, 1998, we employed 138 individuals; 106 in our San Francisco headquarters and 32 in our Boston office. We actively manage our Properties through our experienced staff of regional managers. See "Business and Operating Strategies."

     The Company is self-administered and self-managed and expects that it has qualified and will continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes beginning with the year ending December 31, 1997. Because the Company is a self-administered and self-managed REIT, our own employees perform our administrative and management functions, rather than our relying on an outside manager for these services. The principal executive office of the Operating Partnership is located at 505 Montgomery Street, San Francisco, California 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts. Unless the context otherwise requires, the terms "we," "us," "our," "AMB" and the "Operating Partnership" refer to AMB Property, L.P. and our controlled subsidiaries.

                            FORMATION OF THE COMPANY

     The Operating Partnership was organized in November 1997 and commenced operations in connection with the Company's initial public offering (the "IPO") on November 26, 1997. The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), with its initial tax return for the year ended December 31, 1997. The Company, through its controlling sole general partnership interest in the Operating Partnership and through certain other direct and indirect subsidiaries, is engaged in the ownership, operation, management, acquisition, renovation, expansion, and development of industrial buildings and community shopping centers in target markets nationwide. The Operating Partnership conducts substantially all of the Company's activities and owns substantially all of the economic interests in the Company's properties. As of December 31, 1998, the Company owned a 95.1% general partnership interest in the Operating Partnership, excluding preferred units.

     AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the "Predecessor"), formed AMB Property Corporation and merged with and into the Company (the "Merger")in exchange for 4,746,616 shares of the Company's common stock. In addition, the Company and the Operating Partnership acquired through a series of mergers and other transactions 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's common stock, 2,542,163 limited partnership units in the Operating Partnership, the assumption of debt, and to a limited extent, cash.

     On November 26, 1997, the Company completed the IPO of 16,100,000 shares of common stock for $21.00 per share, resulting in gross offering proceeds of approximately $338.1 million. Net of underwriters' commission and offering costs aggregating $38.1 million, the Company received approximately $300.0 million in proceeds from the IPO. The Company contributed net proceeds of the IPO to the Operating Partnership in exchange for general partnership units. The Operating Partnership used these proceeds to repay indebtedness, to purchase interests from certain investors who elected not to receive common stock or limited partnership units, to fund property acquisitions, and to meet general corporate working capital requirements.

     For local law purposes, we own properties in certain states through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly-owned subsidiary of the Company. The ownership of such Properties through such entities does not materially affect our overall ownership of the interests in the Properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. The purchase method of accounting was applied to the acquisition of the Properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     In connection with the Formation Transactions, the Operating Partnership acquired all of the non-voting preferred stock of AMB Investment Management Inc., a Maryland corporation ("AMB Investment Management"), representing a 95% economic interest therein. AMB Investment Management conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership ("AMB Investment Management Partnership"), of which it is the sole general partner and owns the entire capital interest. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients and intends to grow its business through our co-investment program. All of the common stock of AMB Investment Management, representing a 5% economic interest therein, is owned by the Company's current or former executive officers.

                       BUSINESS AND OPERATING STRATEGIES

     We focus on serving the needs of the supply chain through our ownership of industrial and retail properties. As of December 31, 1998, our portfolio consisted of 76% Industrial Properties and 24% Retail Properties, based on annualized base rent for the properties. We believe that the rapid growth in the air freight business, in the outsourcing of supply chain management to logistics companies and of e-commerce are indicators of changes that are occurring in the supply chain and the manner in which goods are distributed. We focus our investment activities on properties which we believe will benefit by these changes, such as high throughput distribution properties located in major hub distribution markets and near major air cargo facilities, seaports or major highway systems throughout the U.S. We are a full-service real estate company with in-house expertise in acquisitions, development and redevelopment, asset management and leasing, finance and accounting and market research. We have long-standing relationships with many real estate management firms across the country, which provide local property management and leasing services to us on a fee basis. We believe that real estate is fundamentally a local business and that the most effective way for a national company such as us to operate is by forging alliances with the best available service providers in our markets.

STRATEGIC ALLIANCE PROGRAMS(TM)

     We believe that our strategy of forming strategic alliances with local and regional real estate experts improves our operating efficiency and flexibility, strengthens customer satisfaction and retention and, most importantly, provides us with growth opportunities. Additionally, our strategic alliances with institutional investors enhance our access to private capital and our ability to finance transactions.

     Our six Strategic Alliance Programs(TM) can be grouped into two categories:

     - Operating Alliances(TM), which allow us to form relationships with local or regional real estate experts, thereby becoming their ally rather than their competitor; and

     - Investment Alliances(TM), which allow us to establish relationships with a variety of capital sources.

  OPERATING ALLIANCES(TM)

     MANAGEMENT ALLIANCE PROGRAM(TM): Our strategy for the Management Alliance Program(TM) is to develop close relationships with and outsource property management to local property managers that we believe to be among the best in their respective markets. Our alliances with local property managers increase our flexibility, reduce our overhead expenses and improve our customer service. In addition, these alliances provide us with local market information related to tenant activity and acquisition opportunities.

     CUSTOMER ALLIANCE PROGRAM(TM): Through our Customer Alliance Program(TM), we seek to build long-term working relationships with major tenants. We are committed to working with our tenants, particularly our larger tenants with multi-site requirements, to make their property searches as efficient as possible.

     BROKER ALLIANCE PROGRAM(TM): Through our Broker Alliance Program(TM), we work closely with top local leasing companies in each of our markets, which brokers provide us with access to high quality tenants and local market knowledge.

  INVESTMENT ALLIANCES(TM)

     DEVELOPMENT ALLIANCE PROGRAM(TM): Our strategy for the Development Alliance Program(TM) is to enhance our development capability while reducing our overhead expenses, by forming alliances with development firms with a strong local presence and expertise, who have proven they have the insight to recognize potential in an undervalued asset and the skill to realize that value.

     UPREIT ALLIANCE PROGRAM(TM): Through our UPREIT Alliance Program(TM), we issue limited partnership units in exchange for properties, thus providing additional growth for our portfolio.

     INSTITUTIONAL ALLIANCE PROGRAM(TM): Our strategy for the Institutional Alliance Program(TM) is to form alliances with institutional investors through the co-investment program of AMB Investment Management. Our alliances with institutional investors provide us with access to private capital, including during those times when the public markets are less attractive, as well as providing us with a source of incremental fee income and investment returns.

NATIONAL PROPERTY COMPANY

     We own properties in 30 markets throughout the U.S. We believe that our national strategy enables us to:

     - increase or decrease investments in certain regions to take advantage of the relative strengths in different real estate markets,

     - retain and accommodate tenants as they consolidate or expand and

     - build brand awareness as well as customer loyalty through the delivery of consistent service and quality product.

RESEARCH-DRIVEN, SELECT MARKET FOCUS

     We focus on acquiring, redeveloping and operating Industrial Properties in "in-fill locations," which are characterized by limited new construction opportunities, near major air cargo facilities, seaports or major highway systems. As the strength of these markets continues to grow and the demand for well-located properties increases, we believe that we will benefit from an upward pressure on rents resulting from the increased demand combined with the relative lack of new available space. Our decisions regarding the deployment of capital are experience- and research-driven, and are based on thorough qualitative and quantitative research and analysis of local markets. We employ a dedicated research department using proprietary analyses, databases and systems.

     We intend to continue to focus our industrial property investment activities in six hub markets which dominate national warehouse distribution activities -- Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey and San Francisco Bay Area -- as well as properties located near major air cargo facilities, seaports or convenient to major highway systems. We also invest in selected regional distribution markets including Boston, Denver, Houston, Miami, Minneapolis, San Diego, Seattle and Baltimore/ Washington, D.C. We focus on these established industrial markets because we believe they offer large and broadly diversified tenant bases which provide greater demand for properties over market cycles than secondary markets. In-fill locations within these markets also typically have significant barriers to new construction, including geographic or regulatory supply constraints, and these markets typically benefit from an access to large labor supplies and well-developed transportation networks.

DISCIPLINED INVESTMENT PROCESS

     We have established a disciplined approach to the investment process through operating divisions that are subject to the overall policy direction of our management's investment committee (the "Investment Committee"). The stages in the investment process are highly integrated, with Investment Committee review at critical points in the process.

     Approval of each investment is the responsibility of the Investment Committee with sponsorship from both an acquisitions officer and the regional manager who will be responsible for managing the property. The initial investment recommendation is thoroughly evaluated, with approval required in order to proceed to contract and full due diligence. The terms of the acquisition and its structure are determined as part of the initial approval and are the responsibility of the acquisitions officer. The regional manager is involved in providing and verifying underwriting assumptions and developing the operating strategy. After the due diligence review and before removing conditions to the contract, a final Investment Committee recommendation is prepared by the acquisition and asset management team. The Investment Committee conducts a complete review of the information developed during the due diligence process and either rejects or gives final approval.

     We have also established proprietary systems and procedures to manage and track a high volume of acquisition proposals, transactions and important market data. This includes an on-line open issues database that provides us with current information on the status of each transaction, highlighting the issues that must be addressed prior to closing, and a database that includes and compiles data on all transaction proposals and markets reviewed by us.

PROPERTY DEVELOPMENT

     The multidisciplinary backgrounds of our employees provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. In this way, we leverage the development skill, access to opportunities and capital of such developers, transferring a significant amount of the development risk to them and eliminating the need and expense of an in-house development staff.

FINANCING STRATEGY

     In order to maintain financial flexibility and facilitate the rapid deployment of capital over market cycles, we intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less, although our organizational documents do not limit the amount of indebtedness that we may incur. Additionally, we intend to continue to structure our balance sheet in order to maintain investment-grade ratings. We also intend to keep the majority of our assets unencumbered to facilitate such ratings. As of December 31, 1998, our debt-to-total market capitalization ratio was approximately 38%. We calculate our debt-to-total market capitalization ratio by adding our consolidated debt to our share of unconsolidated joint venture debt and dividing by the total market capitalization, including preferred stock and preferred units.

     We have a $500 million unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. The Credit Facility bears interest at a rate equal to LIBOR plus 90 to 120 basis points, depending upon our then current debt rating (currently LIBOR plus 90 basis points). We presently plan to use available borrowings under the Credit Facility for property acquisitions and for general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 5 to our consolidated financial statements included in this report.

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of the Properties will include cash flow from operations, borrowings under the Credit Facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by us or the Company (including issuances of limited partnership units by us or a subsidiary or shares of stock by the Company), and proceeds from divestitures of Properties. Additionally, our co-investment program will also serve as a source of capital, particularly when more traditional sources of capital may not be available on attractive terms.

THE PREFERRED STOCK SUBSIDIARIES

     AMB Investment Management provides real estate investment management services on a fee basis to certain of its clients which did not participate in the Formation Transactions. We presently intend to co-invest with clients of AMB Investment Management, to the extent such clients newly commit investment capital, through partnerships, limited liability companies or joint ventures. We use a co-investment formula with each client whereby we will own at least a 20% interest in all ventures. As of December 31, 1998, we had consummated five co-investments through one partnership. Headlands Realty Corporation invests in properties and interests in entities that engage in the management, leasing and development of properties and similar activities. We own 100% of the non-voting preferred stock of AMB Investment Management and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity) and certain of our current and former executive officers and an officer of AMB Investment Management and certain of our current and former executive officers and an officer of Headlands Realty Corporation own all of the outstanding voting common stock of AMB Investment Management and Headlands Realty Corporation, respectively (representing approximately 5% of the economic interest in each entity).

                             STRATEGIES FOR GROWTH

     We intend to achieve our objectives of long-term sustainable growth in Funds from Operations ("FFO") and maximization of long-term stockholder value principally by growth through:

     - operations, resulting from improved operating margins within the portfolio while maintaining above-average occupancy,

     - continued property acquisitions, including through our Strategic Alliance Programs(TM), and

     - renovation, expansion and development of selected properties, including through our Development Alliance Program(TM).

GROWTH THROUGH OPERATIONS

     We seek to improve operating margins by maintaining the high occupancy rate of our Properties and by capitalizing on the economies of owning, operating and growing a large national portfolio. As of December 31, 1998, our Industrial Properties and Retail Properties owned as of that date were 96.0% leased and 94.6% leased, respectively. During the 12 months ended December 31, 1998, we increased average base rental rates (on a cash basis) by 14.3% from the expiring rent for that space, on leases entered into or renewed during such period, representing 7.7 million rentable square feet. Annualized base rent represents the monthly contractual amount under existing leases at the end of the year, multiplied by 12. This amount excludes expense reimbursements, rental abatements and percentage rents.

     During the 12 months ending December 31, 1999, leases encompassing an aggregate of 16.3 million rentable square feet (representing 25.6% of our aggregate rentable square footage as of December 31, 1998) are subject to contractual rent increases resulting in an average increase in the annualized base rent on such leases of approximately 6.3%. Based on recent experience and current market trends, we believe we will have an opportunity to increase the average base rental rate on Property leases expiring during the 12 months ending December 31, 1999 covering an aggregate of 9.3 million rentable square feet. We seek to reduce the potential volatility of our portfolio's FFO by managing lease expirations so that they occur within individual properties and across the entire portfolio in a staggered fashion, and by monitoring the credit and mix of tenants, particularly those in the Retail Properties.

GROWTH THROUGH ACQUISITIONS

     We believe our significant acquisition experience, our alliance-based operating strategy and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We have relationships through our Institutional Alliance Program(TM) with a number of the nation's leading pension funds and other institutional investors, many of whom have large portfolios of industrial properties. We believe that our relationship with third party local property managers through our Management Alliance Program(TM) also will create acquisition opportunities as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program(TM) in exchange for our limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis.

     Between January 1, 1998 and December 31, 1998, we invested approximately $837.5 million (including our share of co-investments) in:

     - 228 industrial buildings aggregating 18.8 million square feet,

     - two retail centers aggregating 0.4 million square feet and

     - an unconsolidated limited partnership interest in an existing real estate joint venture which owns 36 industrial buildings aggregating 4.0 million square feet.

Of the total investment during such period, we invested approximately $215.8 million through our UPREIT Alliance Program(TM), approximately $139.5 million through our Institutional Alliance Program(TM), and approximately $137.9 million through our Management Alliance Program(TM).

     We are generally in various stages of negotiations for a number of acquisitions, which may include acquisitions of individual properties, large multi-property portfolios and other real estate companies. There can be no assurance that we will consummate any of these acquisitions. Such acquisitions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under the Credit Facility, other forms of secured or unsecured financing, issuances of debt or equity securities by us or the Company (including issuances of limited partnership units by us or a subsidiary or shares of stock by the Company), proceeds from divestitures of certain assets, and assumption of debt related to the acquired assets.

GROWTH THROUGH PROPERTY DEVELOPMENT

     We believe that renovation and expansion of value-added properties and development of well-located, high-quality industrial properties and community shopping centers should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, properties that are well-located but require redevelopment or renovation, and occasionally undeveloped land acquired in connection with another property that provides an opportunity for development. Such properties require significant management attention and/or capital investment to maximize their return. We have developed the in-house expertise to create value through acquiring and managing value-added properties and believe our national market presence and expertise will enable us to continue to generate and capitalize on such opportunities. Through our Development Alliance Program(TM), we have established certain strategic alliances with national and regional developers to enhance our development capabilities.

     As of December 31, 1998, we had committed to invest approximately $349.9 million to develop approximately 5.8 million rentable square feet. Approximately $301.5 million of this investment is through our Development Alliance Program(TM). See "Development Pipeline."

                                 BUSINESS RISKS

     See: "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks" for a complete discussion of the various risks which could adversely affect us.

ITEM 2. PROPERTIES

     The Properties that we owned as of December 31, 1998, are divided into two operating divisions. We have broken down these two operating divisions into thirty identifiable markets. We have provided this breakdown for external reporting purposes only. It reflects the key markets of interest to our debt and unit holders and does not reflect how we are operationally managed. Segment information related to our operations can be found in Note 13 of Notes to Consolidated Financial Statements.

     As of December 31, 1998, we owned 582 industrial buildings, representing an aggregate of 56.6 million rentable square feet, principally warehouse distribution properties, which were 96.0% leased, and the 38 retail centers, representing an aggregate of 7.0 million rentable square feet, principally grocer-anchored community shopping centers, which were 94.6% leased. During the year ended December 31, 1998, no individual industrial or retail tenant accounted for greater than 2% of rental revenues or total square feet. As of December 31, 1998, the largest industrial tenant accounted for only 1.0% and 0.7% of industrial base rent and total base rent, respectively. As of December 31, 1998, the largest retail tenant accounted for only 4.2% and 1.0% of retail base rent and total base rent, respectively.

                             INDUSTRIAL PROPERTIES

     At December 31, 1998, we owned 582 industrial buildings aggregating approximately 56.6 million rentable square feet, located in 26 markets nationwide. The Industrial Properties accounted for $247.2 million, or 75.7%, of our annualized base rent derived from the Properties as of December 31, 1998. The Industrial Properties were 96.0% leased to over 1600 tenants as of the same date, the largest of which accounted for no more than 1.0% of our annualized base rent from the Industrial Properties.

     Property Characteristics. The Industrial Properties, which consist primarily of warehouse distribution facilities suitable for single or multiple tenants, are typically comprised of multiple buildings (an average of five) and generally range between 300,000 and 600,000 rentable square feet, averaging 475,000 rentable square feet per Property. The following table identifies characteristics of our typical industrial buildings:

                                                              TYPICAL BUILDING            RANGE
                                                            --------------------    ------------------
Rentable square feet......................................        100,000           70,000  -  150,000
Clear height..............................................         24 ft.               18  -  32 ft.
Building depth............................................        200 ft.              150  -  300 ft.
Truck court depth.........................................        110 ft.               90  -  130 ft.
Loading dock & grade......................................  Dock or Dock & Grade
Parking spaces per 1,000 square feet......................          1.0                0.5  -  2.0
Square footage per tenant.................................         35,000            5,000  -  100,000
Office finish.............................................           8%                 3%  -  15%
Site coverage.............................................          40%                35%  -  55%

     Lease Terms. The Industrial Properties are typically subject to lease on a "triple net basis," defined as leases in which tenants pay their proportionate share of real estate taxes, insurance and operating costs, or subject to leases on a "modified gross basis," defined as leases in which tenants pay expenses over certain threshold levels. Lease terms typically range from three to ten years, with an average of seven years, excluding renewal options. The majority of the industrial leases do not include renewal options.

     Overview of Major Target Markets. The Industrial Properties are concentrated in national hub distribution markets, such as Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey, and the San Francisco Bay Area, because we believe their strategic location, transportation network and infrastructure, and large consumer and manufacturing bases support strong demand for industrial space. According to statistics published by CB Commercial/Torto Wheaton Research, the six national hub markets listed above are the nation's largest warehouse markets and, as of December 31, 1998, comprised 38.8% of the warehouse inventory of the 53 industrial markets tracked by them. According to statistics published by CB Commercial/Torto Wheaton Research, as of December 31, 1998, the combined population of these markets was approximately 40.3 million, and the amount of per capita warehouse space was 19.2% above the average for those 53 industrial markets.

     Within these metropolitan areas, the Industrial Properties are concentrated in in-fill locations (which are characterized by limited new construction opportunities due to high population densities and low levels of available land that could be developed into competitive industrial or retail properties) within established, relatively large submarkets (markets within a metropolitan area in which the competitive environment for one or more property types is largely dependent upon the supply of such property type in such market rather than the supply of such property type in other portions of such metropolitan area) which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These in-fill locations are typically near major air cargo facilities, seaports and convenient to major highways and rail lines, are proximate to a diverse labor pool, and have limited land available for new construction. There is typically broad demand for industrial space in these centrally located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer supply constraints. Small metropolitan areas or cities without a heavy concentration of warehouse activity typically have few, if any, supply-constrained locations (those areas typified by significant population densities, a limited number of existing industrial tenants and a low availability of land which could be developed into competitive space for additional industrial tenants).

INDUSTRIAL PROPERTY SUMMARY

     As of December 31, 1998, the 582 industrial buildings were diversified across 26 markets nationwide. The average age of the Industrial Properties is 12 years (since the Property was built or substantially renovated), which we believe should result in lower operating costs over the long term. The following table represents Properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes Properties in which we only own a non-controlling interest (unconsolidated).

                                                          PERCENTAGE                              PERCENTAGE
                                               TOTAL       OF TOTAL                  ANNUALIZED    OF TOTAL
    INDUSTRIAL PROPERTIES       NUMBER OF    RENTABLE      RENTABLE     PERCENTAGE   BASE RENT    ANNUALIZED    NUMBER
      (MARKET/SUBMARKET)        BUILDINGS   SQUARE FEET   SQUARE FEET     LEASED     (000'S)(1)   BASE RENT    OF LEASES
    ---------------------       ---------   -----------   -----------   ----------   ----------   ----------   ---------
EASTERN
  Baltimore/Washington,
    D.C.......................      14       1,997,682        3.5%         87.0%      $  7,732        3.1%          34
  Boston......................      38       4,508,244        7.9%         97.3%        18,651        7.5%          59
  Charlotte...................      12         831,974        1.5%         97.7%         3,609        1.5%          31
  Cincinnati..................       6         812,134        1.4%         93.7%         2,566        1.0%          11
  No. New Jersey..............      14       2,986,061        5.3%         98.8%        15,114        6.1%          22
  Philadelphia................      13         779,594        1.4%         98.0%         2,918        1.2%          26
  Wilmington..................       3         266,141        0.5%        100.0%         1,057        0.4%           5
                                   ---      ----------      ------        ------      --------      ------       -----
    Total/Weighted Average....     100      12,181,830       21.5%         95.9%        51,647       20.9%         188
MIDWESTERN
  Chicago.....................      63       7,116,168       12.6%         93.5%        25,937       10.5%         111
  Columbus....................       2         468,433        0.8%        100.0%         1,363        0.6%           2
  Minneapolis.................      43       4,551,482        8.0%         95.5%        16,756        6.8%         211
                                   ---      ----------      ------        ------      --------      ------       -----
    Total/Weighted Average....     108      12,136,083       21.4%         94.5%        44,056       17.8%         324
SOUTHERN
  Atlanta.....................      39       3,184,953        5.6%         93.3%      $ 13,392        5.4%         138
  Austin......................       6         735,240        1.3%        100.0%         4,964        2.0%          22
  Dallas/Ft. Worth............      58       4,869,424        8.6%         97.7%        16,508        6.7%         172
  Houston.....................      22       1,951,787        3.5%         95.0%         6,552        2.7%         109
  Memphis.....................      19       2,259,162        4.0%         94.7%         9,107        3.7%          50
  Miami.......................      25       2,173,481        3.8%         98.1%        12,746        5.2%          80
  New Orleans.................       5         411,689        0.7%         99.3%         1,810        0.7%          49
  Orlando.....................      18       1,678,910        3.0%         87.4%         5,709        2.3%          69
                                   ---      ----------      ------        ------      --------      ------       -----
    Total/Weighted Average....     192      17,264,646       30.5%         95.4%        70,788       28.6%         689
WESTERN
  Denver......................       2          63,080        0.1%         89.9%           279        0.1%          15
  Los Angeles.................      50       4,983,228        8.8%         97.4%        20,431        8.3%          97
  Orange County...............      12         563,437        1.0%         99.5%         3,476        1.4%          33
  Portland....................       5         676,104        1.2%         97.5%         2,657        1.1%           9
  Sacramento..................       1         182,437        0.3%        100.0%           630        0.3%           1
  San Diego...................       5         276,167        0.5%        100.0%         1,918        0.8%          16
  San Francisco Bay Area......      86       6,157,976       10.9%         98.0%        43,453       17.6%         226
  Seattle.....................      21       2,125,879        3.8%         98.8%         7,894        3.2%          57
                                   ---      ----------      ------        ------      --------      ------       -----
    Total/Weighted Average....     182      15,028,308       26.6%         98.0%        80,738       32.7%         454
        TOTAL/WEIGHTED
          AVERAGE.............     582      56,610,867      100.0%         96.0%      $247,229      100.0%       1,655
                                   ===      ==========      ======        ======      ========      ======       =====

                                ANNUALIZED
                                 BASE RENT
    INDUSTRIAL PROPERTIES       PER LEASED
      (MARKET/SUBMARKET)        SQUARE FOOT
    ---------------------       -----------
EASTERN
  Baltimore/Washington,
    D.C.......................     $4.45
  Boston......................      4.25
  Charlotte...................      4.44
  Cincinnati..................      3.37
  No. New Jersey..............      5.12
  Philadelphia................      3.82
  Wilmington..................      3.97
                                   -----
    Total/Weighted Average....      4.42
MIDWESTERN
  Chicago.....................      3.90
  Columbus....................      2.91
  Minneapolis.................      3.85
                                   -----
    Total/Weighted Average....      3.84
SOUTHERN
  Atlanta.....................     $4.51
  Austin......................      6.75
  Dallas/Ft. Worth............      3.47
  Houston.....................      3.53
  Memphis.....................      4.26
  Miami.......................      5.98
  New Orleans.................      4.43
  Orlando.....................      3.89
                                   -----
    Total/Weighted Average....      4.30
WESTERN
  Denver......................      4.92
  Los Angeles.................      4.21
  Orange County...............      6.20
  Portland....................      4.03
  Sacramento..................      3.45
  San Diego...................      6.95
  San Francisco Bay Area......      7.20
  Seattle.....................      3.76
                                   -----
    Total/Weighted Average....      5.48
        TOTAL/WEIGHTED
          AVERAGE.............     $4.55
                                   =====

---------------
(1) Annualized base rent represents the monthly contractual amount under existing leases at December 31, 1998, multiplied by 12. This amount excludes expense reimbursements and rental abatements.

INDUSTRIAL PROPERTY TENANT INFORMATION

     Largest Industrial Property Tenants. Our 25 largest Industrial Property tenants by annualized base rent are set forth in the table below.

                                                                               PERCENTAGE OF                 PERCENTAGE OF
                                                                  AGGREGATE      AGGREGATE                     AGGREGATE
                                                    NUMBER OF     RENTABLE         LEASED       ANNUALIZED    ANNUALIZED
            INDUSTRIAL TENANT NAME(1)               PROPERTIES   SQUARE FEET   SQUARE FEET(2)   BASE RENT    BASE RENT(3)
            -------------------------               ----------   -----------   --------------   ----------   -------------
Wakefern Food Corporation.........................       1          419,900         0.8%         $ 2,356          1.0%
Air Express International.........................       2          284,635         0.5%           2,033          0.8%
Exel Logistics....................................       3          581,246         1.1%           2,029          0.8%
Dell USA, L.P.....................................       1          290,400         0.5%           1,724          0.7%
Federal Express Corporation.......................       3          189,168         0.3%           1,676          0.7%
Sequus Pharmaceuticals............................       1          140,609         0.3%           1,667          0.7%
Sage Enterprises..................................       3          245,289         0.5%           1,641          0.7%
Sanmina Corporation...............................       2          134,989         0.2%           1,639          0.7%
Home Depot USA, Inc...............................       3          449,813         0.8%           1,584          0.6%
Acer America......................................       2          271,487         0.5%           1,574          0.6%
Office Depot......................................       3          402,298         0.7%           1,567          0.6%
Rite Aid..........................................       1          516,693         1.0%           1,550          0.6%
AM Cosmetics......................................       1          326,500         0.6%           1,469          0.6%
Bradlees Stores, Inc..............................       1          600,000         1.1%           1,453          0.6%
Boise Cascade Corporation.........................       2          400,655         0.7%           1,436          0.6%
United States Postal Service......................       2          433,359         0.8%           1,334          0.5%
General Electric Company..........................       4          318,055         0.6%           1,311          0.5%
Cosmair, Inc......................................       1          303,843         0.6%           1,291          0.5%
Fujitsu...........................................       2          179,628         0.3%           1,271          0.5%
Schmalbach-Lubeca.................................       2          339,104         0.6%           1,265          0.5%
Avery Denison.....................................       1          410,428         0.8%           1,231          0.5%
United Liquors, Ltd...............................       1          315,000         0.6%           1,229          0.5%
Disney............................................       1          336,143         0.6%           1,216          0.5%
Mylex.............................................       1          133,182         0.2%           1,205          0.5%
Rolf C. Hagen (USA) Corp..........................       1          204,151         0.4%           1,133          0.5%
                                                                  ---------        -----         -------         -----
        TOTAL/WEIGHTED AVERAGE....................                8,226,575        15.1%         $37,884         15.3%
                                                                  =========        =====         =======         =====

---------------
(1) Tenant(s) may be a subsidiary of or an entity affiliated with the named tenant.

(2) Computed as aggregate rentable square feet divided by the aggregate leased square feet of the Industrial Properties.

(3) Computed as annualized base rent divided by the aggregate annualized base rent of the Industrial Properties.

INDUSTRIAL PROPERTY LEASE EXPIRATIONS

     The following table summarizes the lease expirations for the Industrial Properties for leases in place as of December 31, 1998, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                RENTABLE    PERCENTAGE    ANNUALIZED     PERCENTAGE OF       ANNUALIZED
                                                 SQUARE      OF TOTAL    BASE RENT OF     ANNUALIZED        BASE RENT OF
                                  NUMBER OF    FOOTAGE OF    RENTABLE      EXPIRING        BASE RENT          EXPIRING
            YEAR OF                LEASES       EXPIRING      SQUARE        LEASES        OF EXPIRING          LEASES
       LEASE EXPIRATION          EXPIRING(1)   LEASES(1)    FOOTAGE(5)   ($000S)(1)(2)      LEASES       PER SQUARE FOOT(3)
       ----------------          -----------   ----------   ----------   -------------   -------------   ------------------
1999(4)........................       375       8,921,425      16.4%       $ 40,370          15.2%             $4.53
2000...........................       381      10,253,191      18.9%         44,626          16.9%              4.35
2001...........................       344       8,766,856      16.1%         44,525          16.8%              5.08
2002...........................       225       8,165,045      15.0%         39,341          14.9%              4.82
2003...........................       181       6,701,162      12.3%         34,909          13.2%              5.21
2004...........................        45       3,009,447       5.5%         15,942           6.0%              5.30
2005...........................        39       2,978,049       5.5%         14,031           5.3%              4.71
2006...........................        19       1,214,803       2.2%          7,934           3.0%              6.53
2007...........................        13       1,495,177       2.7%          7,755           2.9%              5.19
2008...........................        21       1,355,779       2.5%          7,565           2.9%              5.58
2009 and beyond................        11       1,514,097       2.8%          7,806           2.9%              5.16
                                    -----      ----------     ------       --------         ------             -----
        TOTAL/WEIGHTED
          AVERAGE..............     1,654      54,375,031     100.0%       $264,804         100.0%             $4.87
                                    =====      ==========     ======       ========         ======             =====

---------------
(1) Schedule includes executed leases that commence after December 31, 1998. Schedule excludes leases expiring prior to January 1, 1999.

(2) Calculated as monthly rent at expiration multiplied by 12.

(3) Rent per square foot is calculated by dividing the annualized base rent of expiring leases by the square footage expiring in any given year.

(4) Includes leases encompassing 606,275 square feet which are on a month-to-month basis.

(5) Represents percentage of total square footage of expiring leases.

                               RETAIL PROPERTIES

     At December 31, 1998, we owned 38 retail centers aggregating approximately
7.0 million rentable square feet, 34 of which are grocer-anchored. The Retail Properties accounted for $79.2 million, or 24.3%, of annualized base rent derived from the Properties as of December 31, 1998. The Retail Properties were 94.6% leased to over 900 tenants, the largest of which accounted for 4.2% of annualized base rent from the Retail Properties as of such date. The Retail Properties have an average age of six years since built, expanded or renovated.

     On March 9, 1999, we signed a series of definitive agreements with BPP Retail, a co-investment entity between BPP and CalPERS, pursuant to which BPP Retail will acquire 28 of our retail shopping centers, totaling 5.1 million square feet, for an aggregate price of $663.4 million. BPP Retail will acquire the centers in separate transactions, which we currently expect to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. In addition, we have entered into a definitive agreement, subject to a financing confirmation, with BPP, pursuant to which BPP will acquire six additional retail centers, totaling
1.5 million square feet, for $284.4 million. Assuming the receipt of the financing confirmation, we currently expect this transaction to close by December 31, 1999. In connection with these transactions, the Company has also granted CalPERS an option to purchase up to 2,000,000 original issue shares of its common stock for an exercise price of $25 per share that CalPERS may exercise on or before March 31, 2000. There can be no assurance, however, that the transactions will close as scheduled or close at all, and it is possible that the transactions may close with respect to just a portion of the properties currently subject to the agreements. We currently expect that the substantial majority of our acquisition activities going forward will be in industrial properties. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business
Risks -- Failure to Consummate the Transactions with BPP Retail and BPP."

     The Retail Properties generally are located in supply-constrained trade areas (those trade areas typified by significant population densities, a limited number of existing retailers, such as grocers, and a low availability of land which could be developed into competitive space for additional competitive retailers) of 16 major metropolitan areas. Our national operating strategy for the community shopping center business is based on detailed research regarding target trade areas which typically have high population densities and above-average income levels. We believe that the characteristics of our trade areas tend to result in Retail Properties with above-average retail sales.

     Property Characteristics. The Retail Properties generally contain between 80,000 and 400,000 rentable square feet. On average, 67% of the rentable square feet for each of the Retail Properties is leased to one or more anchor tenants (such as all grocery stores, drugstores and any other retail tenant occupying more than 10,000 rentable square feet). The following table identifies characteristics of our typical Retail Property.

                                                              TYPICAL BUILDING          RANGE
                                                              ----------------    -----------------
Rentable square feet........................................    190,000            80,000 - 400,000
Percentage of square feet leased by anchor tenants..........      67%                     60% - 85%
Number of tenants...........................................      25                        10 - 50
Parking spaces per 1,000 square feet........................      5.0                     4.0 - 6.0
Square footage per anchor tenant............................    25,000             10,000 - 100,000
Average square footage per non-anchor tenant................     1,500                  750 - 5,000

     Lease Terms. The Retail Properties are typically leased on a triple net basis, defined as leases in which tenants pay their proportionate share of real estate taxes, insurance and operating costs. In addition, some leases, including some anchor tenant leases, require tenants to pay percentage rents based on gross retail sales above predetermined thresholds. Typical anchor tenant leases also provide for payment of a percentage administrative fee in lieu of a management fee (calculated as a percentage of common area maintenance) which ranges between 5% and 15%. Lease terms typical for anchor tenants range from 10 to 20 years, with a weighted average of 19 years, with renewal options for an additional 10 to 20 years at fixed rents. Tenant improvement allowances are standard and the amounts vary by submarket. Typical non-anchor tenants have lease terms ranging from three to ten years with a weighted average of seven years and they typically receive options for an additional five-year term at market rents.

RETAIL PROPERTY SUMMARY

     Rentable square footage occupied by anchor tenants accounted for 67.3% of the aggregate square footage of the Retail Properties as of December 31, 1998. Annualized base rent as of such date for our 25 largest tenants was approximately $31.9 million, representing approximately 40.3% of annualized base rent for all of our Retail Properties. Annualized base rent for the remaining retail tenants was approximately $47.3 million as of the same date, representing approximately 59.7% of the annualized base rent for all of our Retail Properties. The following table sets forth, on a market basis, the rentable square footage leased to anchor tenants and non-anchor tenants as of December 31, 1998, and represents Properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes Properties in which we only own a non-controlling interest (unconsolidated).

                                                                                                                      AVERAGE
                                                               ANCHOR         TOTAL                   ANNUALIZED     BASE RENT
        RETAIL PROPERTIES             NUMBER      NUMBER      RENTABLE      RENTABLE     PERCENTAGE   BASE RENT      PER SQUARE
        (MARKET/SUBMARKET)          OF CENTERS   OF LEASES   SQUARE FEET   SQUARE FEET     LEASED     (000'S)(1)   FEET LEASED(2)
        ------------------          ----------   ---------   -----------   -----------   ----------   ----------   --------------
EASTERN
  Albany..........................       1           29         513,985       602,477       98.1%      $ 6,179         $10.45
  Baltimore/Washington, DC........       1           12         390,288       404,755      100.0%        4,639          11.46
  Boston..........................       1            1          88,420        88,420      100.0%          690           7.80
  Hartford........................       1           24         116,960       177,316       99.9%        3,185          17.98
                                        --          ---       ---------     ---------      ------      -------         ------
      Total/Weighted Average......       4           66       1,109,653     1,272,968       99.1%       14,693          11.65
MIDWESTERN
  Chicago.........................       3           47         413,883       504,916       96.3%        4,695           9.66
  Minneapolis.....................       1           30         151,757       205,917      100.0%        2,216          10.76
                                        --          ---       ---------     ---------      ------      -------         ------
      Total/Weighted Average......       4           77         565,640       710,833       97.4%        6,911           9.99
SOUTHERN
  Atlanta.........................       2           31         142,754       218,790       93.6%        2,856          13.95
  Houston.........................       5           91         563,677       824,744       91.9%        8,053          10.62
  Miami...........................       6          145         678,251     1,049,723       86.9%       10,515          11.53
                                        --          ---       ---------     ---------      ------      -------         ------
      Total/Weighted Average......      13          267       1,384,682     2,093,257       89.6%       21,424          11.43
WESTERN
  Denver..........................       2           64         351,193       512,460       98.6%        4,697           9.30
  Los Angeles.....................       3          151         408,904       751,132       97.0%       10,528          14.45
  Reno............................       1           15          47,140        76,757       97.7%          762          10.16
  San Diego.......................       2           78         107,015       276,404       95.9%        4,402          16.61
  San Francisco Bay Area..........       5          110         408,217       673,031       96.5%        8,949          13.78
  Santa Barbara...................       1           25          97,189       144,484      100.0%        2,435          16.85
  Seattle.........................       3           70         287,411       473,718       87.3%        4,393          10.62
                                        --          ---       ---------     ---------      ------      -------         ------
      Total/Weighted Average......      17          513       1,707,069     2,907,986       95.7%       36,166          13.00
        TOTAL/WEIGHTED AVERAGE....      38          923       4,767,044     6,985,044       94.6%      $79,194         $11.98
                                        ==          ===       =========     =========      ======      =======         ======

---------------
(1) Annualized base rent represents the monthly contractual amount under existing leases at December 31, 1998, multiplied by 12. This amount excludes expense reimbursements, rental abatements and percentage rents.

(2) Calculated as total annualized base rent divided by total rentable square feet actually leased as of December 31, 1998.

RETAIL PROPERTY TENANT INFORMATION

     Largest Retail Property Tenants. Our 25 largest Retail Property tenants by annualized base rent are set forth in the table below.

                                                                         PERCENTAGE OF                   PERCENTAGE OF
                                               NUMBER      AGGREGATE       AGGREGATE       ANNUALIZED      AGGREGATE
                                                 OF        RENTABLE          LEASED        BASE RENT      ANNUALIZED
            RETAIL TENANT NAME(1)              CENTERS    SQUARE FEET    SQUARE FEET(3)      (000S)      BASE RENT(4)
            ---------------------              -------    -----------    --------------    ----------    -------------
Safeway Stores, Inc.(2)......................      7         362,563          5.5%          $ 3,290           4.2%
Wal-Mart Stores, Inc. and Sam's Club.........      2         388,866          5.9%            2,891           3.7%
Randall's Food & Drugs, Inc.(2)..............      5         298,549          4.5%            2,369           3.0%
Dayton Hudson................................      3         320,670          4.9%            1,784           2.3%
Leonard Green & Partners.....................      5         138,998          2.1%            1,608           2.0%
Home Place...................................      2         109,323          1.7%            1,450           1.8%
Kroger(2)....................................      4         177,825          2.7%            1,414           1.8%
Viacom.......................................     10          58,785          0.9%            1,264           1.6%
Toys 'R Us, Inc..............................      3         135,332          2.0%            1,247           1.6%
Publix(2)....................................      5         199,764          3.0%            1,180           1.5%
J.C. Penney..................................      4          74,612          1.1%            1,161           1.5%
Comp USA, Inc................................      4          95,213          1.4%            1,143           1.4%
Gap, Inc.....................................      4          57,591          0.9%            1,016           1.3%
Home Depot...................................      1         116,095          1.8%            1,015           1.3%
Barnes & Noble Super Stores, Inc.............      3          50,600          0.8%            1,004           1.3%
Great Atlantic...............................      1          86,889          1.3%              949           1.2%
Hallmark.....................................     13          51,643          0.8%              889           1.1%
Hannaford Bros. Co.(2).......................      1          63,664          1.0%              875           1.1%
PETSMART, Inc................................      4         102,100          1.5%              875           1.1%
Ross Stores, Inc.............................      2          61,120          0.9%              861           1.1%
Albertson's, Inc.(2).........................      5         145,648          2.2%              854           1.1%
TJX, Inc.....................................      4         117,200          1.8%              769           1.0%
Randolph Bob's, Inc..........................      1          88,420          1.3%              690           0.9%
Fry's Electronics............................      1          46,200          0.7%              677           0.9%
Rite Aid.....................................      6         124,110          1.9%              644           0.8%
                                                           ---------         -----          -------          -----
        TOTAL/WEIGHTED AVERAGE...............              3,471,780         52.5%          $31,919          40.3%
                                                           =========         =====          =======          =====

---------------
(1) Tenant(s) may be a subsidiary of or an entity affiliated with the named tenant.

(2) Of the top 25 Retail Property tenants, six are grocers. Of the 38 Retail Properties, 34 are grocer-anchored.

(3) Computed as aggregate rentable square feet divided by the aggregate leased square feet of the Retail Properties.

(4) Computed as annualized base rent divided by the aggregate annualized base rent of the Retail Properties.

RETAIL PROPERTY LEASE EXPIRATIONS

     The following table sets forth a summary schedule of the Retail Property lease expirations for leases in place as of December 31, 1998 without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                             RENTABLE     PERCENTAGE    ANNUALIZED
                                              SQUARE       OF TOTAL      BASE RENT      PERCENTAGE OF        ANNUALIZED
                               NUMBER OF    FOOTAGE OF     RENTABLE     OF EXPIRING      ANNUALIZED             RENT
          YEAR OF               LEASES        LEASES        SQUARE        LEASES        BASE RENT OF     OF EXPIRING LEASES
      LEASE EXPIRATION        EXPIRING(1)   EXPIRING(1)   FOOTAGE(5)   ($000S)(1)(2)   EXPIRING LEASES   PER SQUARE FOOT(3)
----------------------------  -----------   -----------   ----------   -------------   ---------------   ------------------
1999(4).....................      151          357,631        5.4%        $ 5,410            6.3%              $15.13
2000........................      126          509,888        7.7%          6,363            7.4%               12.48
2001........................      128          560,719        8.5%          7,223            8.3%               12.88
2002........................      128          473,806        7.1%          8,041            9.3%               16.97
2003........................      109          609,345        9.2%          7,637            8.8%               12.53
2004........................       55          253,971        3.8%          4,271            4.9%               16.82
2005........................       37          135,828        2.0%          3,193            3.7%               23.51
2006........................       46          280,453        4.2%          5,594            6.5%               19.95
2007........................       36          442,848        6.7%          4,683            5.4%               10.57
2008........................       22          303,350        4.6%          3,244            3.7%               10.69
2009 and beyond.............       90        2,707,184       40.8%         30,896           35.7%               11.41
                                  ---        ---------      ------        -------          ------              ------
        TOTAL/WEIGHTED
          AVERAGE...........      928        6,635,023      100.0%        $86,555            100%              $13.05
                                  ===        =========      ======        =======          ======              ======

---------------
(1) Schedule includes executed leases that commence after December 31, 1998. Schedule excludes leases expiring prior to January 1, 1999.

(2) Calculated as monthly rent at expiration multiplied by 12.

(3) Rent per square foot is calculated by dividing the annualized base rent of expiring leases by the square footage expiring in any given year.

(4) Includes leases encompassing 70,346 square feet which are on a month-to-month basis.

(5) Represents percentage of total rentable square footage of expiring leases.

OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for the Industrial and Retail Properties.

                                                                                    INDUSTRIAL    RETAIL       TOTAL
                                                                                    ----------  ----------  -----------
Square feet owned at December 31, 1998(1).........................................  56,610,867   6,985,044   63,595,911
Occupancy percentage at December 31, 1998.........................................       96.0%       94.6%        95.8%
Lease expirations as percentage of total sq. ft. (next 12 months).................       15.8%        5.1%        14.6%
Weighted average lease term.......................................................     7 years    15 years      8 years
Tenant retention:                         -- Year.................................       74.8%       84.1%        75.4%
                                          -- Trailing average (1/01/95 to
                                          12/31/98)...............................       73.4%       83.4%        73.9%
Rent increases on renewals and
  rollovers:                              -- Year.................................       14.6%       13.3%        14.3%
Same store cash basis NOI growth(2):)     -- Year.................................        7.4%        6.5%         7.1%
Second generation tenant improvements
  and leasing commissions per sq. ft.:    -- Year:
                                          Renewals................................       $0.92       $1.34        $0.95
                                          Re-tenanted.............................        2.08        9.99         2.47
                                                                                    ----------  ----------  -----------
                                          Weighted average........................       $1.10       $2.64        $1.18
                                                                                    ==========  ==========  ===========
                                          -- Trailing average (1/01/95 to
                                          12/31/98)...............................       $1.22       $4.75        $1.42
                                                                                    ==========  ==========  ===========

---------------
(1) In addition to owned square feet, we manage, through our subsidiary, AMB Investment Management, 3.5 million, 0.6 million, and 0.4 million additional square feet of industrial, retail, and other properties, respectively. We also have an investment in 4.0 million square feet of Industrial Properties through our investment in an unconsolidated joint venture.

(2) Consists of industrial buildings and retail centers aggregating 25.6 million and 4.8 million square feet, respectively, that have been owned by us since January 1, 1997, and excludes development properties prior to stabilization. See "Item 14: Note 13 of Notes to Consolidated Financial Statements" for total property net operating income by segment.

    HISTORICAL TENANT RETENTION RATES AND RENT INCREASES

     The following table sets forth information relating to tenant retention rates and average rent increases (cash basis) on renewal and re-tenanted space for the Industrial Properties and the Retail Properties for the periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------    WEIGHTED
                                                              1996      1997      1998    AVERAGE
                                                              ----      ----      ----    --------
INDUSTRIAL PROPERTIES:
    Retention rate..........................................  79.2%     69.5%     74.8%     74.1%
    Rental increases........................................   4.7%     13.0%     14.6%

RETAIL PROPERTIES:
    Retention rate..........................................  88.4%     87.8%     84.1%     86.0%
    Rental increases........................................   5.4%     10.1%     13.3%

TOTAL PROPERTIES:
    Retention Rate..........................................  79.8%     70.3%     75.4%     74.7%
    Rental increases........................................   5.0%     11.0%     14.3%

RECURRING TENANT IMPROVEMENTS AND LEASING COMMISSIONS PER SQUARE FOOT LEASED

     The table below summarizes for the Industrial Properties and the Retail Properties, separately, the recurring tenant improvements and leasing commissions per square feet leased for the periods presented. The recurring tenant improvements and leasing commissions represent costs incurred to lease space after the initial lease term of the initial tenant, excluding costs incurred to relocate tenants as part of a re-tenanting strategy. The tenant improvements and leasing commissions set forth below are not necessarily indicative of future tenant improvements and leasing commissions.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------    WEIGHTED
                                                              1996       1997       1998     AVERAGE
                                                              -----      -----      -----    --------
INDUSTRIAL PROPERTIES:
  Expenditures per renewed square foot leased...............  $0.93      $1.05      $0.92     $0.95
  Expenditures per re-tenanted square foot leased...........  $1.97      $1.62      $2.08     $1.84
  Weighted average..........................................  $1.29      $1.30      $1.10     $1.20

RETAIL PROPERTIES:
  Expenditures per renewed square foot leased...............  $4.72      $4.25      $1.34     $2.63
  Expenditures per re-tenanted square foot leased...........  $6.53      $7.92      $9.99     $7.93
  Weighted average..........................................  $5.61      $6.41      $2.64     $4.66

OCCUPANCY AND AVERAGE BASE RENT

     The table below sets forth weighted average occupancy rates and average base rent based on square feet leased of the Industrial Properties and the Retail Properties as of and for the periods presented.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996        1997        1998
                                                              ------      ------      ------
INDUSTRIAL PROPERTIES:
  Occupancy rate at period end..............................    97.2%       95.7%       96.0%
  Average base rent per square foot(1)......................  $ 3.81      $ 4.26      $ 4.55

RETAIL PROPERTIES:
  Occupancy rate at period end..............................    92.4%       96.1%       94.6%
  Average base rent per square foot(1)......................  $11.32      $11.98      $11.98

---------------
(1) Average base rent per square foot represents the total annualized contractual base rental revenue for the period divided by the average occupied square feet leased for the period.

DEVELOPMENT PIPELINE

     The following table sets forth the Properties owned by us as of December 31, 1998 which were undergoing renovation, expansion or new development. No assurance can be given that any of such projects will be completed on schedule or within budgeted amounts.

                                                                                          DEVELOPMENT
                 PROPERTIES                         LOCATION            TYPE          ALLIANCE PARTNER(TM)
                 ----------                         --------            ----          --------------------
INDUSTRIAL(3)
1. Fairway Drive Phase III...................  San Leandro, CA       Development              n/a
2. South Dallas Industrial...................  Dallas, TX            Expansion                n/a
3. Dock's Corner (Phase II)..................  South Brunswick, NJ   Expansion                n/a
4. North Great SW Industrial Park............  Dallas, TX            Development     Trammell Crow Company
5. Pennsy Drive..............................  Landover, MD          Renovation               n/a
6. Hempstead Highway Distribution Center.....  Houston, TX           Development         Cypress Realty
7. Richardson Tech Center....................  Richardson, TX        Development              n/a
8. Northwest Crossing Distribution Center....  Houston, TX           Development     Trammell Crow Company
9. Orlando Central Park Development..........  Orlando, FL           Development     Trammell Crow Company
10. LA Media Tech Center.....................  Los Angeles, CA       Development        Legacy Partners
11. Suwanee Creek Distribution...............  Atlanta, GA           Development      Seefried Properties
12. South River Park Development.............  Cranbury, NJ          Development     Trammell Crow Company
13. Cabot Business Park Land.................  Mansfield, MA         Development   National Development of NE
14. Wilsonville..............................  Wilsonville, OR       Development     Trammell Crow Company
   Subtotal..................................
RETAIL(3)
15. Around Lenox.............................  Atlanta, GA           Renovation         Alpine Partners
16. Palm Aire................................  Miami, FL             Renovation             Lefmark
17. Springs Gate.............................  Coral Springs, FL     Development            Lefmark
18. Northridge...............................  Fort Lauderdale, FL   Renovation             Lefmark
   Subtotal..................................
       Total.................................

                                                 ESTIMATED        ESTIMATED        ESTIMATED
                                               STABILIZATION    SQUARE FEET AT       TOTAL
                 PROPERTIES                       DATE(1)         COMPLETION     INVESTMENT(2)
                 ----------                    -------------    --------------   -------------
INDUSTRIAL(3)
1. Fairway Drive Phase III...................      April 1999       116,000        $  5,400
2. South Dallas Industrial...................        May 1999        95,000           2,400
3. Dock's Corner (Phase II)..................       July 1999       659,000          23,900
4. North Great SW Industrial Park............       July 1999       215,000          10,500
5. Pennsy Drive..............................     August 1999       359,000          14,800
6. Hempstead Highway Distribution Center.....     August 1999       292,000          11,500
7. Richardson Tech Center....................      March 2000        26,000           1,900
8. Northwest Crossing Distribution Center....        May 2000       178,000           6,900
9. Orlando Central Park Development..........       July 2000       443,000          17,700
10. LA Media Tech Center.....................   February 2001       386,000          39,200
11. Suwanee Creek Distribution...............   February 2001     1,095,000          34,600
12. South River Park Development.............      March 2001       626,000          27,900
13. Cabot Business Park Land.................     August 2001       415,000          29,400
14. Wilsonville..............................    January 2002       155,000           7,300
                                                                  ---------        --------
   Subtotal..................................                     5,060,000(4)      233,400(5)
                                                                  ---------        --------
RETAIL(3)
15. Around Lenox.............................  September 1999       120,000          23,300
16. Palm Aire................................   December 1999       143,000          17,700
17. Springs Gate.............................   December 2000       236,000          38,000
18. Northridge...............................      April 2001       259,000          37,500
                                                                  ---------        --------
   Subtotal..................................                       758,000(4)      116,500(5)
                                                                  ---------        --------
       Total.................................                     5,818,000        $349,900
                                                                  =========        ========

---------------
(1) Estimated stabilization date means our estimate of when capital improvements for repositioning, development and redevelopment programs will have been completed and in effect for a period of time sufficient to achieve market occupancy. The estimates are based on our current estimates and forecasts and are therefore subject to change.

(2) Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, debt and equity carry, and partner earnouts. The estimates are based on our current estimates and forecasts and are therefore subject to change.

(3) Excludes approximately 129 acres of land available for expansion of existing industrial buildings or development of new industrial buildings and approximately six acres of land available for expansion of existing retail centers.

(4) Construction has begun on approximately 2.7 million square feet of industrial space and 0.5 million of retail space which was 37% and 75% leased, respectively, as of December 31, 1998.

(5) As of December 31, 1998, we have spent approximately $94.5 million and $61.5 million for the renovation, expansion or development of Industrial and Retail Properties, respectively.

PROPERTIES HELD THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

     As of December 31, 1998, we held interests in 21 joint ventures, limited liability companies and partnerships with certain unaffiliated third parties (the "Joint Venture Participants") that are consolidated in our consolidated financial statements. Pursuant to the existing agreements with respect to each joint venture, we hold a greater than 50% interest in 16 of the joint ventures and a 50% interest in the remaining joint ventures, but in certain cases such agreements provide that we are a limited partner or that the Joint Venture Participant is principally responsible for day-to-day management of the Property (though in all such cases, we have approval rights with respect to significant decisions involving the underlying properties). Under the agreements governing the joint ventures, we and the Joint Venture Participant may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the Joint Venture Participant, and provide certain rights to us and/or the Joint Venture Participant to sell its interest to the joint venture or to the other venturer on terms specified in the agreement. All of the joint ventures terminate in 2024 or later, but may end earlier if a joint venture ceases to hold any interest in or have any obligations relating to the property held by such joint venture.

     The following table sets forth certain information regarding the Properties owned through consolidated joint ventures as of December 31, 1998 (dollars in thousands):

                                                                             BOOK VALUE OF   BOOK VALUE OF   JV PARTNERS'
                                                    GROSS BOOK   MORTGAGE      PARTNERS'       COMPANY'S        SHARE
                    PROPERTIES                       VALUE(1)      DEBT       INVESTMENT      INVESTMENT        OF FFO
                    ----------                      ----------   ---------   -------------   -------------   ------------
INDUSTRIAL
 1. Chancellor....................................   $  6,451    $  (2,925)    $   (569)       $  2,957           10%
 2. Nippon Express(2).............................      6,358           --         (491)          5,867           27%
 3. Metric Center.................................     44,357           --       (5,392)         38,965           13%
 4. Jamesburg(3)..................................     47,293      (23,500)     (11,737)         12,056           50%
 5. Corporate Park/Hickory Hill(3)................     27,390      (16,400)      (5,461)          5,529           50%
 6. Garland Industrial(3).........................     33,347           --      (16,976)         16,371           50%
 7. Minnetonka Industrial(3)......................     28,047      (13,025)      (7,430)          7,592           50%
 8. South Point Business Park(3)..................     21,634           --      (10,776)         10,858           50%
 9. Orlando Central Park Development(4)...........      7,026           --         (345)          6,681            5%
10. South River Park Development(4)...............      9,366           --         (343)          9,023            5%
11. Cabot Business Park Land(4)...................      3,991           --         (382)          3,609           10%
12. North Great SW Industrial Park(4).............      2,333           --         (113)          2,220            5%
13. Northwest Crossing Distribution Center(4).....      1,520           --          (76)          1,444            5%
14. LA Media Tech Center(4).......................     25,341           --         (507)         24,834            2%
                                                     --------    ---------     --------        --------
   Subtotal.......................................    264,454      (55,850)     (60,598)        148,006
                                                     --------    ---------     --------        --------
RETAIL
15. Kendall Mall(4)...............................     36,078      (24,757)         187          11,508           29%
16. Manhattan Village.............................     83,484           --       (7,759)         75,725           10%
17. Palm Aire(4)..................................     15,708       (5,755)      (1,107)          8,846            0%
18. Plaza at Delray(4)............................     35,579      (23,142)          18          12,455            2%
19. Springs Gate(4)...............................     12,978           --           --          12,978            0%
20. Northridge(4).................................     15,718           --           --          15,718            0%
21. Around Lenox(4)...............................     18,085      (11,114)        (683)          6,288            0%
                                                     --------    ---------     --------        --------
   Subtotal.......................................    217,630      (64,768)      (9,344)        143,518
                                                     --------    ---------     --------        --------
        Total.....................................   $482,084    $(120,618)    $(69,942)       $291,524
                                                     ========    =========     ========        ========

---------------
(1) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(2) Represents a building which is part of the Lake Michigan Industrial
    Portfolio.

(3) These properties are owned by a joint venture with an Institutional Alliance Partner which is a client of AMB Investment Management.

(4) Represents a development, renovation or expansion project with a Development Alliance Partner (TM).

     We account for all of the above investments on a consolidated basis for financial reporting purposes because of our ability to exercise control over significant aspects of the investment as well as our significant economic interest in such investments. See "Item 14. Note 2 of the Notes to Consolidated Financial Statements." We also have a noncontrolling limited partnership interest in one unconsolidated real estate joint venture with a net investment value of $57.7 million as of December 31, 1998.

SECURED DEBT

     As of December 31, 1998, the Operating Partnership had $719.0 million of indebtedness secured by deeds of trust on certain properties. As of December 31, 1998, the total gross investment value of those properties secured by debt was $1,458,652. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements included in this report. We believe that as of December 31, 1998, the value of the Properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

ITEM 3. LEGAL PROCEEDINGS

     Neither we nor any of the Properties is subject to any material litigation. To our knowledge, there is no material litigation threatened against any of them, other than routine litigation arising in the ordinary course of business, which we generally expect to be covered by liability insurance, or to have an immaterial effect on our financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Operating Partnership's units. As of December 31, 1998, the Operating Partnership had outstanding 95,392,941 partnership units consisting of 89,645,102 general partnership units (consisting of 85,645,102 common units and 4,000,000 8 1/2% Series A Cumulative Redeemable Preferred Units) held by the Company and 5,747,839 limited partnership units (consisting of 4,447,839 common units and 1,300,000 8 5/8% Series B Cumulative Redeemable Preferred Units). Subject to certain terms and conditions, the limited partnership units are redeemable by the holders or, at the Company's option, exchangeable on a one for one basis for shares of the Company's stock. As of December 31, 1998, there were 37 holders of common partnership units of the Operating Partnership (including the Company's general partner interest). As of the same date, the Company was the only holder of the 8 1/2% Series A Cumulative Redeemable Preferred and there was one holder of the 8 5/8% Series B Cumulative Redeemable Preferred Units.

     During 1998, the Operating Partnership issued an aggregate of 1,905,676 limited partnership common units in connection with the acquisition of certain properties, as follows: (1) on March 30, 1998, an aggregate of 955,657 limited partnership units with an aggregate value of approximately $22.8 million were issued to two entities; (2) on March 31, 1998, an aggregate of 150,787 limited partnership units with an aggregate value of approximately $3.7 million were issued to four individuals; (3) on June 6, 1998, an aggregate of 51,793 limited partnership units with an aggregate value of approximately $1.2 million were issued to four individuals and one corporation; (4) on June 30, 1998, an aggregate of 47,602 limited partnership units with an aggregate value of approximately $1.2 million were issued to a trust and an individual; and (5) on September 24, 1998, an aggregate of 699,837 limited partnership units with an aggregate value of approximately $16.5 million were issued to five limited partnerships. Holders of limited partnership units may redeem part or all of their units for cash, or at the election of the Company, exchange their units for shares of the Company's common stock on a one-for-one basis. The issuance of limited partnership units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D.

     In November 1998, the Operating Partnership issued and sold 1,300,000 8.625% Series B Cumulative Redeemable Preferred Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $4.3125 per annum. The Series B Preferred Units are redeemable by the Operating Partnership on or after November 12, 2003, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series B Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis for shares of AMB Property Corporation's Series B Preferred Stock. The Operating Partnership used the proceeds to repay borrowings under the Credit Facility, for property acquisitions and for general purposes.

     The Operating Partnership made distributions per unit during 1997 and 1998 as follows:

                            YEAR                              DISTRIBUTION
                            ----                              ------------
1997
  4th Quarter (from 11/26/97)...............................    $ 0.134

1998
  1st Quarter...............................................     0.3425
  2nd Quarter...............................................     0.3425
  3rd Quarter...............................................     0.3425
  4th Quarter...............................................     0.3425

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

            SELECTED OPERATING PARTNERSHIP FINANCIAL AND OTHER DATA

     The following table sets forth selected consolidated historical financial and other data for the Operating Partnership on an historical basis for the years ended December 31, 1997 and 1998 and on a pro forma basis for 1997.

                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                         OPERATING PARTNERSHIP
                                                              -------------------------------------------
                                                              HISTORICAL(1)    PRO FORMA(2)
                                                                  1997             1997           1998
                                                              -------------    ------------    ----------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA AND
                                                                             PERCENTAGES)
OPERATING DATA:
  Total revenues............................................   $   27,110        $284,674      $  358,887
  Income from operations before minority interests..........        9,291         103,903         123,750
  Net income................................................        9,174         102,606         118,256
  Net income common per unit:
    Basic(3)................................................         0.10            1.16            1.27
    Diluted(3)..............................................         0.10            1.16            1.26
  Distributions per common unit.............................                         1.37            1.37
  Distributions per preferred unit(4).......................                           --            0.99
OTHER DATA:
  EBITDA(5).................................................                     $195,218      $  252,353
  Funds from Operations(6)..................................                      147,409         170,407
  Cash flows provided by (used in):
    Operating activities....................................                      131,621         177,180
    Investing activities....................................                     (607,768)       (796,213)
    Financing activities....................................                      553,199         604,202
BALANCE SHEET DATA:
  Investments in real estate at cost........................   $2,442,999                      $3,369,060
  Total assets..............................................    2,506,255                       3,562,885
  Total consolidated debt(7)................................      685,652                       1,368,196
  Partner's capital.........................................    1,717,398                       1,914,257

---------------
(1) The historical 1997 results represent the Operating Partnership's historical financial and other data for the period November 26, 1997 through December 31, 1997.

(2) Pro forma 1997 financial and other data has been prepared as if the Formation Transactions, the IPO (as described in "Item 14. Note 1 of Notes to Consolidated Financial Statements") and certain property acquisitions and divestitures in 1997 had occurred on January 1, 1997.

(3) Basic and diluted net income per unit equals the pro forma net income divided by 88,416,676 and 88,698,719 units, respectively, for 1997, and net income divided by 89,493,394 and 89,852,187 units, respectively, for 1998.

(4) Dividends for the period commencing on July 27, 1998, the date of Series A Preferred Stock issuance.

(5) EBITDA is computed as income from operations before divestiture of Properties and minority interests plus interest expense, income taxes, depreciation and amortization. We believe that in addition to cash flows and net income, EBITDA is a useful financial performance measure for assessing the operating performance of an equity REIT because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Includes an adjustment to reflect the Company's pro rata share of EBITDA in an unconsolidated joint venture. EBITDA is not a measurement of operating performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as a substitute for operating income, net income, cash flows from operations or other statement of operations or cash flow data prepared in accordance with U.S. generally accepted accounting principles. EBITDA may not be indicative of our historical operating results, nor be predictive of potential future results. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other REITs.

(6) FFO is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive the Company's pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with the National Association of Real Estate Investment Trust ("NAREIT") White Paper on FFO, the Company includes the effects of straight-line rents in FFO. We believe that FFO is an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by U.S. generally accepted accounting principles, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other REITs may not be comparable.

(7) Secured debt includes unamortized debt premiums of approximately $18,286, and $15,217 as of December 31, 1997 and 1998, respectively. See "Item 14. Notes 2 and 5 of the Notes to Consolidated Financial Statements."

              OPERATING PARTNERSHIP AND AMB CONTRIBUTED PROPERTIES

     For comparative purposes, the table that follows provides selected historical financial and other data of the AMB Contributed Properties. The historical results of the AMB Contributed Properties for 1997 include the results achieved by the Operating Partnership for the period from November 26, 1997 to December 31, 1997 and the results achieved by the prior owners of the AMB Contributed Properties for the period from January 1, 1997 to November 25, 1997. The historical results of operations of the AMB Contributed Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four Properties that were contributed to the Operating Partnership in the Formation Transactions that were not previously managed by the Predecessor. In addition, the historical results of operations include the results of Properties acquired after November 26, 1997, from the date of acquisition of such Properties to December 31, 1997.

                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------------
                                                                                                OPERATING PARTNERSHIP
                                                                                      -----------------------------------------
                                                   AMB CONTRIBUTED PROPERTIES(1)      HISTORICAL(2)   PRO FORMA(3)
                                                 ----------------------------------   -------------   ------------
                                                   1994        1995         1996          1997            1997          1998
                                                 --------   ----------   ----------   -------------   ------------   ----------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
OPERATING DATA:
  Rental revenues..............................  $ 50,893   $  106,180   $  166,415    $  233,856       $282,665     $  354,658
BALANCE SHEET DATA:
  Investment in real estate at cost............   666,672    1,018,681    1,616,091     2,442,999                     3,369,060
  Secured debt(4)..............................   201,959      254,067      522,634       535,652                       734,196
PROPERTY DATA:
  INDUSTRIAL PROPERTIES
    Property net operating income(5)...........                                                          137,955        181,832
    Total rentable square footage at end of
      period...................................    13,364       21,598       29,609        37,329                        56,611
    Occupancy rate at end of period............      96.9%        97.3%        97.2%         95.7%                         96.0%
  RETAIL PROPERTIES
    Property net operating income(5)...........                                                           64,716         76,752
    Total rentable square footage at end of
      period...................................     2,422        3,299        5,282         6,216                         6,985
    Occupancy rate at end of period............      93.7%        92.4%        92.4%         96.1%                         94.6%

---------------
(1) Represents the AMB Contributed Properties' combined historical financial and other data for the years ended December 31, 1994, 1995 and 1996. The historical results of operations of the AMB Contributed Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to the Operating Partnership in the Formation Transactions that were not previously managed by the Predecessor.

(2) The historical results of the Properties for 1997 include the results of the Operating Partnership for the period from November 26, 1997 (commencement date) to December 31, 1997 and the results achieved by the prior owners of the AMB Contributed Properties for the period from January 1, 1997 to November 25, 1997.

(3) The pro forma financial and other data has been prepared as if the Formation Transactions, the IPO (See "Item 14. Note 1 of Notes to Consolidated Financial Statements"), and certain 1997 property acquisitions and divestitures had occurred on January 1, 1997.

(4) Secured debt as of December 31, 1997 and 1998 includes unamortized debt premiums of approximately $18,286 and $15,217, respectively. See "Item 14. Notes 2 and 5 of Notes to Consolidated Financial Statements."

(5) Property net operating income (NOI) is defined as rental revenue, including reimbursements and straight-line rents, less operating expenses. See "Item
    14. Note 13 of Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of the consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion which are not historical facts may be forward looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases by tenants, increased interest rates and operating costs, our failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, our failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities), the Company's failure to qualify and maintain its status as a real estate investment trust under the Code, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and certain other risk factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risk" in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.

                   OPERATING PARTNERSHIP AND AMB CONTRIBUTED
                        PROPERTIES RESULTS OF OPERATIONS

     The historical results of operations of the Operating Partnership and the AMB Contributed Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to the Operating Partnership in the Formation Transactions that the Predecessor did not previously manage. The discussion below for the years ended December 31, 1997 and 1996 is limited to a discussion of rental revenues, property operating expense and real estate taxes and excludes an analysis of other income, interest expense and depreciation and amortization because such analysis is not comparable or meaningful given the differences in capital structures between the Operating Partnership and the prior owners of the AMB Contributed Properties and the impact of the Formation Transactions and the IPO on the Properties.

     The historical property financial data presented in this report show significant increases in revenues and expenses principally attributable to the substantial portfolio growth. As a result, we do not believe the year-to-year financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that the Predecessor owned as of January 1, 1997, excluding development projects (the "Same Store Properties"), and changes attributable to acquisition and development activity during 1997 and 1998. For the comparison between the years ended December 31, 1998 and 1997, the Same Store Properties consist of properties aggregating 31.1 million square feet. For the comparison between the years ended December 31, 1997 and 1996, the Same Store Properties consist of the 59 Properties acquired prior to January 1, 1996. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and divestiture of properties. Our future revenues and expenses may vary materially from their historical rates.

OPERATING PARTNERSHIP AND AMB CONTRIBUTED PROPERTIES -- YEARS ENDED DECEMBER 31, 1998 AND 1997

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $72.0 million, or 25.5%, for the year ended December 31, 1998, to

$354.7 million, as compared with the same period in 1997. Approximately $9.6 million, or 13.3%, of this increase was attributable to Same Store Properties, with the remaining $62.4 million attributable to Properties acquired in 1998. The growth in rental revenues in Same Store Properties resulted primarily from the incremental effect of rental rate increases and changes in occupancy and reimbursement of expenses. During the year ended December 31, 1998, the increase in average base rents (cash basis) was 14.3% on 7.7 million square feet leased.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs, increased by $14.6 million, or 17.9%, for the year ended December 31, 1998, to $96.1 million, as compared with the same period in 1997. Same Store Properties operating expenses decreased by approximately $0.7 million for the year ended December 31, 1998, while operating expenses attributable to Properties acquired in 1998 amounted to $15.3 million. The change in Same Store Properties operating expenses and real estate taxes relates to increases in Same Store Properties real estate taxes of approximately $1.0 million, offset by decreases in Same Store Properties other property operating expenses, including insurance expenses and property management fees of approximately $1.7 million. The remaining decrease in property operating expenses is primarily attributable to lower asset management costs in 1998 as compared to 1997 resulting from the change in ownership structure.

OPERATING PARTNERSHIP AND AMB CONTRIBUTED PROPERTIES -- YEARS ENDED DECEMBER 31, 1997 AND 1996

     Rental revenues. Rental income, including tenant reimbursements and other property related income, increased by $67.5 million, or 40.6%, for the year ended December 31, 1997, to $233.9 million as compared to $166.4 million for the year ended December 31, 1996. Approximately $8.8 million, or 13.0% of this increase was attributable to the Same Store Properties, with the remaining $58.7 million attributable to Properties acquired in 1997 and 1996. The 6.3% growth in rental income in the Same Store Properties resulted primarily from the incremental effect of rental rate increases and reimbursement of expenses. In 1997, we increased average contractual or base rental rates on the Properties by 12% on 393 new and renewing leases totaling 7.5 million rentable square feet (representing 17.2% of the Properties' aggregate rentable square footage).

     Property operating expenses and real estate taxes. Property operating expenses and real estate taxes increased by $25.6 million, or 46.3%, for the year ended December 31, 1997, to $80.9 million as compared to $55.3 million for the year ended December 31, 1996. Approximately $3.4 million of this increase was attributable to the Same Store Properties, with the remaining $22.2 million attributable to Properties acquired in 1997 and 1996. Same Store Properties real estate taxes and insurance expense increased by approximately $1.4 million from 1996 to 1997. Same Store Properties other property operating expenses (excluding real estate taxes and insurance) increased by $2.0 million from 1996 to 1997. The increases in expenses are primarily due to increases in property tax assessment values and incentive management fees expense.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of the Properties will include cash flow from operations, borrowings under the Credit Facility, other forms of secured and unsecured financing, proceeds from equity or debt offerings by us or the Company (including issuances of limited partnership units by us or a subsidiary or shares of stock by the Company) and net proceeds from divestiture of Properties. We presently believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to continue to meet liquidity requirements for the foreseeable future.

  CAPITAL RESOURCES

     Property divestitures. On March 9, 1999, we signed a series of definitive agreements with BPP Retail, a co-investment entity between BPP and CalPERS, pursuant to which BPP Retail will acquire 28 of our retail shopping centers, totaling 5.1 million square feet, for an aggregate price of $663.4 million. BPP Retail will acquire the centers in separate transactions, which we currently expect to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. In addition, we have entered into a definitive agreement, subject to a financing confirmation, with BPP, pursuant to which BPP will acquire six additional retail centers, totaling

1.5 million square feet, for $284.4 million. Assuming satisfaction or waiver of this condition, we currently expect this transaction to close by December 31, 1999. Assuming that the transactions with BPP Retail close as scheduled, the Company currently expects to reinvest approximately $520 million in industrial properties and to reduce our secured indebtedness by approximately $100 million. There can be no assurance, however, that the transactions will close as scheduled or close at all, and it is possible that the transactions may not close with respect to just one or more properties. In the event that one or more transactions fail to close, or a closing is significantly delayed, net proceeds from divestitures of properties will not be available to the same extent to fund our acquisitions and developments. Any such failure or delay in any of the closings may also make us unable to repay certain of our indebtedness with the net proceeds as we currently intend, and could require us to borrow additional funds or seek other forms of financing.

     Credit facility. We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use the Credit Facility principally for acquisitions and for general working capital requirements. Borrowings under the Credit Facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending on our debt rating at the time of the borrowings. As of December 31, 1998, the outstanding balance on the Credit Facility was $234 million and bore interest at 6.10%. Monthly debt service payments on the Credit Facility are interest only. The Credit Facility matures in November 2000. The total amount available under the Credit Facility fluctuates based upon the borrowing base, as defined in the agreement governing the Credit Facility. At December 31, 1998, the remaining amount available under the Credit Facility was approximately $266 million. We currently expect that the property divestitures will not materially affect the terms and conditions of the Credit Facility.

     Debt and equity financing. In June 1998, the Operating Partnership issued $400,000 aggregate principal amount of unsecured notes ("Senior Debt Securities") in an underwritten public offering, the net proceeds of which the Operating Partnership used to repay amounts outstanding under the Credit Facility. The Senior Debt Securities mature in June 2008, June 2015 and June 2018 and bear interest at a weighted average rate of 7.18%, which is payable in June and December of each year, commencing in December 1998. The 2015 notes are putable and callable in June 2005. We received credit ratings for the Senior Debt Securities of Baa1 from Moody's Investors Service, BBB from Standard & Poor's Corporation and BBB+ from Duff & Phelps Credit Rating Co. As a result of the receipt of these investment-grade credit ratings, the interest rate on the Credit Facility was reduced by 20 basis points to the current rate of LIBOR plus 90 basis points.

     In July 1998, the Company sold 4,000,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. These shares are redeemable solely at the option of the Company on or after July 27, 2003, subject to certain conditions. The Company contributed the net proceeds of $96.1 million to the Operating Partnership in exchange for 4,000,000 Series A Preferred Units with terms identical to the Series A Preferred Stock. The Operating Partnership used the proceeds to repay borrowings under the Credit Facility incurred in connection with property acquisitions and for general purposes.

     In November 1998, the Operating Partnership issued and sold 1,300,000 8.625% Series B Cumulative Redeemable Preferred Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $4.3125 per annum. The Series B Preferred Units are redeemable by the Operating Partnership on or after November 12, 2003, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series B Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series B Preferred Stock. The Operating Partnership used the proceeds to repay borrowings under the Credit Facility, for property acquisitions and for general purposes.

     In November 1998, a subsidiary of the Operating Partnership issued and sold 2,200,000 units of 8.75% Series C Cumulative Redeemable Preferred Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $4.375 per annum. The Series C Preferred Units are redeemable by the subsidiary of the Operating Partnership on or after November 24, 2003, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series C Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series C Preferred Stock. The subsidiary of the Operating Partnership used the proceeds to make a loan to the Operating Partnership, which used the funds to repay borrowings under the Credit Facility.

     Market capitalization. In connection with the Formation Transactions and property acquisitions consummated after the Formation Transactions, we have assumed various mortgages and other secured debt. As of December 31, 1998, the aggregate principal amount of this secured debt was $719 million, excluding unamortized debt premiums of $15.2 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average of 7.9%) and final maturity dates ranging from April 1999 to April 2014. We believe that the carrying value of the debt approximates its fair value on December 31, 1998.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt.

     The tables below summarizes our debt maturities and capitalization as of December 31, 1998.

                                                                  DEBT
                                           --------------------------------------------------
                                                        UNSECURED     UNSECURED
                                           SECURED     SENIOR DEBT     CREDIT        TOTAL
                  YEAR                       DEBT      SECURITIES     FACILITY        DEBT
                  ----                     --------    -----------    ---------    ----------
                                                             (IN THOUSANDS)
1999.....................................  $ 14,061     $     --      $     --     $   14,061
2000.....................................    19,833           --       234,000        253,833
2001.....................................    42,560           --            --         42,560
2002.....................................    68,849           --            --         68,849
2003.....................................   136,798           --            --        136,798
2004.....................................    67,396           --            --         67,396
2005.....................................    67,446      100,000            --        167,446
2006.....................................   131,759           --            --        131,759
2007.....................................    35,320           --            --         35,320
2008.....................................   114,425      175,000            --        289,425
Thereafter...............................    20,532      125,000            --        145,532
                                           --------     --------      --------     ----------
  Sub-total..............................   718,979      400,000       234,000      1,352,979
  Unamortized premiums...................    15,217           --            --         15,217
                                           --------     --------      --------     ----------
    Total consolidated debt..............  $734,196     $400,000      $234,000      1,368,196
                                           ========     ========      ========
Our share of unconsolidated JV debt......                                              20,186
                                                                                   ----------
    Total debt...........................                                           1,388,382
JV Partner's share of consolidated JV
  debt...................................                                             (40,275)
                                                                                   ----------
    Our share of total debt..............                                          $1,348,107
                                                                                   ==========

                                                         MARKET EQUITY AT 12/31/98
                                               ---------------------------------------------
                  SECURITY                     OUTSTANDING    MARKET PRICE     MARKET VALUE
                  --------                     -----------    -------------    -------------
                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Common Stock.................................   85,917,520           $22.00       $1,890,185
LP Units.....................................    4,447,839            22.00           97,853
                                               -----------                     -------------
        Total................................   90,365,359                        $1,988,038
                                               ===========                     =============


                                                         PREFERRED STOCK AND UNITS
                                               ---------------------------------------------
                                                DIVIDEND       LIQUIDATION      REDEMPTION
                  SECURITY                        RATE         PREFERENCE       PROVISIONS
                  --------                     -----------    -------------    -------------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Series A Preferred Stock.....................         8.50%        $100,000        July 2003
Series B Preferred Units.....................         8.63%          65,000    November 2003
Series C Preferred Units.....................         8.75%         110,000    November 2003
                                               -----------    -------------
        Total/Weighted Average...............         8.66%        $275,000
                                               ===========    =============

                      CAPITALIZATION RATIOS
Consolidated debt plus our share of unconsolidated JV
  debt-to-total market capitalization.......................  38.0%
Consolidated debt plus our share of unconsolidated debt less
  JV partners' share of consolidated debt-to-total market
  capitalization............................................  36.9%
Consolidated debt plus our share of unconsolidated JV debt
  plus preferred-to-total market capitalization.............  45.6%

LIQUIDITY

     As of December 31, 1998, we had approximately $25.1 million in cash and cash equivalents and $266 million of additional available borrowings under the Credit Facility. We intend to use cash flow from operations, borrowings under the Credit Facility, other forms of secured and unsecured financing, proceeds from equity or debt offerings by us or the Company (including issuances of limited partnership units by us or a subsidiary or shares of stock by the Company), and proceeds from divestiture of Properties to fund acquisitions, development activities and capital expenditures and to provide for general working capital requirements.

     On December 4, 1998, the Operating Partnership and the Company declared a quarterly cash distribution of $0.3425 per operating partnership unit and common share payable January 15, 1999 to unitholders and stockholders of record on December 31, 1998. The annual distribution per unit and common share for 1998 was $1.37. On December 4, 1998, the Operating Partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, and the Company declared a cash dividend of $0.53125 per share on its Series A Preferred Stock, for the three month period ended January 14, 1999, payable on January 15, 1999 to unitholders and stockholders of record as of December 31, 1998. The 1998 dividend for Series A Preferred Units and Stock was $0.9917, for the partial year commencing on July 27, 1998, which was the issuance date.

     On March 5, 1999, the Operating Partnership and the Company declared a quarterly cash distribution of $0.35 per operating partnership unit and common stock, for the quarter ending March 31, 1999, payable April 15, 1999 to unitholders and stockholders of record as of March 31, 1999. On March 5, 1999, the Operating Partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, and the Company declared a cash dividend of $0.53125 per share on its Series A Preferred Stock, for the three month period ending April 14, 1999, payable on April 15, 1999 to unitholders and stockholders of record as of March 31, 1999.

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt and/or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

  CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of December 31, 1998, our development pipeline included 18 projects representing a total estimated investment of $349.9 million upon completion. Of this total, approximately $156.0 million had been funded as of December 31, 1998, approximately $66.2 million is estimated to be required to complete projects under construction as of

December 31, 1998, and the remainder represents estimated investments in either projects where construction has not yet begun or future phases of projects under construction. We presently expect to fund these expenditures with cash flow from operations, borrowings under the Credit Facility, debt or equity issuances, and net proceeds from divestitures of Properties. Other than these capital items, we have no material capital commitments.

     During the period from January 1, 1998 to December 31, 1998, we invested:

     - $738.6 million in 228 industrial buildings, aggregating 18.8 million rentable square feet,

     - $31.8 million in 2 retail centers, aggregating 0.4 million rentable square feet,

     - $67.1 million in an unconsolidated limited partnership interest in an existing joint venture that owns 36 industrial buildings aggregating 4.0 million square feet.

     We funded these acquisitions through borrowings under the Credit Facility, cash, debt assumption and the issuance of our units.

YEAR 2000 COMPLIANCE

     Our state of readiness. We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary.

     We are currently conducting a company-wide test of our financial and non-financial systems to ensure that our systems will adequately handle the year 2000 issue. Our current financial system generally provides for a four-digit year; however, the current system is not fully year 2000 compliant. We expect that our financial system will be fully year 2000 compliant once we complete a software upgrade in 1999. We are also currently surveying our property managers to determine if our non-financial systems (HVAC, security, lighting, and other building systems) at our Properties are year 2000 compliant and to determine the state of readiness of our tenants regarding their year 2000 compliance.

     Costs of addressing our year 2000 issues. Given the information known at this time about our systems, coupled with our ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, we do not expect year 2000 compliance costs to have any material adverse impact on our liquidity or ongoing results of operations. The costs of such assessment and remediation will be included in our general and administrative expenses. Although we can make no assurance, we currently do not expect that the year 2000 issue will materially affect our operations due to problems encountered by our suppliers, customers and lenders.

     Risks of our year 2000 issues. In light of our assessment and remediation efforts to date, we believe that any residual year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of our systems will be year 2000 compliant or that compliance will not have a material adverse effect on our future liquidity, results of operations or ability to service debt.

     Our contingency plans. We are currently developing our contingency plan for all operations to address the most reasonably likely worst case scenarios regarding year 2000 compliance. We expect such contingency plan to be completed by the end of the year.

FUNDS FROM OPERATIONS

     We believe that Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other REITs may not be comparable.

     The following table reflects the calculation of our FFO for the fiscal years ended December 31, 1997 and 1998. The 1997 FFO was prepared on a pro forma basis (giving effect to the completion of the Formation Transactions, the IPO and certain 1997 property acquisitions and divestitures) as if they had occurred on January 1, 1997.

                                                                  1997              1998
                                                              ------------      ------------
                                                              (IN THOUSANDS, EXCEPT SHARES)
Income from operations before minority interests............  $   103,903       $   123,750
Real estate depreciation and amortization:
  Total depreciation and amortization.......................       45,886            57,464
  Furniture, fixtures and equipment depreciation............         (173)             (463)
FFO attributable to minority interests(1)(2)................       (2,207)           (6,915)
Adjustments to derive FFO in unconsolidated joint
  venture(3):
  Company's share of net income.............................           --            (1,750)
  Company's share of FFO....................................           --             2,739
Series A preferred unit distributions.......................           --            (3,639)
Series B preferred unit distributions.......................           --              (779)
                                                              -----------       -----------
FFO(1)......................................................  $   147,409       $   170,407
                                                              ===========       ===========
Weighted average shares and units outstanding (diluted).....   88,698,719        89,852,187

---------------
(1) Funds from Operations ("FFO") is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred unit distributions. In accordance with NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO.

(2) Represents FFO attributable to minority interests in consolidated joint ventures for the periods presented, which has been computed as minority interests' share of net income before disposal of properties plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such periods. Such minority interests are not exchangeable into shares of Common Stock.

(3) Represents our pro rata share of FFO in unconsolidated joint ventures for the periods presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint venture for such periods.

                                 BUSINESS RISKS

     Our operations involve various risks which could have adverse consequences to us. Such risks include, among others:

GENERAL REAL ESTATE RISKS

  THERE ARE FACTORS OUTSIDE OF OUR CONTROL THAT AFFECT THE PERFORMANCE AND VALUE OF OUR PROPERTIES

     Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the Properties. If our Properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, our ability to make distributions to our unitholders and principal and interest payments to our noteholders could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions such as oversupply of industrial or retail space or a reduction in demand for industrial or retail space, the attractiveness of our Properties to potential tenants, competition from other properties, our ability to provide adequate maintenance and insurance and an increase in operating costs. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels and the availability of financing. Our income would be adversely affected if a significant number of tenants were unable to pay rent or if we were unable to rent our industrial or retail space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

  WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 32.9% of the leased square footage of our Properties as of December 31, 1998 will expire on or prior to December 31, 2000, with leases on 13.0% of the leased square footage of our Properties as of December 31, 1998 expiring during the 12 months ending December 31, 1999. In addition, numerous properties compete with our Properties in attracting tenants to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our Properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

  REAL ESTATE INVESTMENTS ARE ILLIQUID

     Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions is limited. The limitations in the Code and related regulations on a REIT holding property for sale, which limitations and regulations are applicable to us as a subsidiary of the Company, may affect our ability to sell properties without adversely affecting distributions to our unitholders and payments to our noteholders. The relative illiquidity of our holdings, Code prohibitions and related regulations could impede our ability to respond to adverse changes in the performance of our investments and could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our Properties located in California as of December 31, 1998 represented approximately 22.0% of the aggregate square footage of our Properties as of December 31, 1998 and approximately 29.5% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at December 31, 1998, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our Properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for commercial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Certain of our Properties are also subject to possible loss from seismic activity. In the event that the transactions with BPP Retail and BPP are consummated, we will dispose of all our retail centers located in California.

  OUR PROPERTIES ARE CURRENTLY CONCENTRATED IN THE INDUSTRIAL AND RETAIL SECTORS

     Our Properties currently are concentrated predominantly in the industrial and retail commercial real estate sectors. However, in the event that the transactions with BPP Retail and BPP are consummated as planned, our Properties will be concentrated predominately in the industrial real estate sector. Our concentration in certain property types may expose us to the risk of economic downturns in these sectors to a greater extent than if our portfolio also included other property types. In the event that the transactions with

BPP Retail and BPP are consummated, our exposure to the risk of economic downturns in the industrial real estate sector will be greater. As a result of such concentration, economic downturns in these sectors could have an adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and principal and interest payments to our noteholders.

  SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE

     We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our Properties, with policy specifications and insured limits which we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our Properties, we could lose the capital we invested in the Properties, as well as the anticipated future revenue from the Properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the Properties. Any such liability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and principal and interest payments to our noteholders.

     A number of our Properties are located in areas that are known to be subject to earthquake activity, including California where, as of December 31, 1998, 154 industrial buildings aggregating 12.2 million rentable square feet (representing 19.1% of our Properties based on aggregate square footage) and 11 retail centers aggregating 1.8 million rentable square feet (representing 2.9% of our Properties based on aggregate square footage) are located. In the event that the transactions with BPP Retail and BPP are consummated, we will dispose of all our retail centers located in California. We carry replacement cost earthquake insurance on all of our Properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles which we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our Properties. We own 100% of the non-voting preferred stock of AMB Investment Management. See "Business -- Business and Operating Strategies -- The Preferred Stock Subsidiaries." Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

  WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

     As of December 31, 1998, we have ownership interests in 21 joint ventures, limited liability companies or partnerships with third parties, as well as an interest in one unconsolidated entity. Assuming that the transactions currently contemplated with BPP Retail and BPP are consummated, we will have ownership interests in 16 joint ventures, limited liability companies or partnerships with third parties. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

     - our partners, co-members or joint venturers might become bankrupt (in which event we and any other remaining general partners, members or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company or joint venture);

     - our partners, co-members or joint venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals;

     - our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies or objectives; and

     - agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer's, member's or partner's interest or "buy-sell" or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

We will, however, generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures. The occurrence of one or more of the events described above could have an adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  WE MAY BE UNABLE TO CONSUMMATE ACQUISITIONS ON ADVANTAGEOUS TERMS

     We intend to continue to acquire industrial and, to a lesser extent, certain value-added retail properties. Acquisitions of industrial and retail properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded REITs and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under the Credit Facility, proceeds from equity or debt offerings by us or the Company (including issuances of limited partnership units by us or a subsidiary or shares of stock by the Company) and proceeds from the transactions pending with BPP Retail and BPP, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms, the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from the transactions with BPP Retail and BPP could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  WE MAY BE UNABLE TO COMPLETE RENOVATION AND DEVELOPMENT ON ADVANTAGEOUS TERMS

     The real estate development business, including the renovation and rehabilitation of existing properties, involves significant risks. These risks include the following:

     - we may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow;

     - we may not be able to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations;

     - new or renovated properties may perform below anticipated levels, producing cash flow below budgeted amounts;

     - substantial renovation as well as new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention which could divert management's time from our day-to-day operations; and

     - activities that we finance through construction loans involve the risk that, upon completion of construction, we may not be able to obtain permanent financing or we may not be able to obtain permanent financing on advantageous terms.

     These risks could have an adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

DEBT FINANCING

  WE COULD INCUR MORE DEBT

     The Operating Partnership and the Company operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of the Company's capital stock and the number of shares of its capital stock that are outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of the Company's common stock or other outstanding classes of capital stock, and future issuance of shares of the Company's capital stock. In spite of the foregoing policy, neither the Operating Partnership's nor the Company's organizational documents contain any limitation on the amount of indebtedness that they may incur. Accordingly, the Company's Board of Directors could alter or eliminate this policy and would do so, for example, if it were necessary for the Company to continue to qualify as a REIT. If we change this policy, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make distributions to our unitholders, that we will be unable to refinance existing indebtedness on our Properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

     As of December 31, 1998, we had total debt outstanding of approximately $1.4 billion including:

     - approximately $734.2 million of secured indebtedness (including unamortized debt premiums of approximately $15.2 million) with an average maturity of seven years and a weighted average interest rate of 7.9%;

     - approximately $234.0 million outstanding under our unsecured $500.0 million credit facility (the "Credit Facility") with a maturity date of November 2000 and a weighted average interest rate of 6.53%; and

     - $400 million aggregate principal amount of unsecured senior debt securities with maturities in June 2008, 2015 and 2018 and a weighted average interest rate of 7.18%.

     In the event that the transactions with BPP Retail and BPP are consummated, we currently anticipate the repayment of approximately $240.0 million of debt, including $178.7 million of secured indebtedness (including premiums of $5.9 million).

     If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years for us to make distributions to our unitholders and payments to our noteholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of December 31, 1998, we had $234.0 million outstanding under the Credit Facility. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

  WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     In order for the Company to qualify as a REIT under the Code, the Company is required each year to distribute to its stockholders at least 95% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain). Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third-party sources of capital depends upon a number of factors, including general market conditions and the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of the Company's capital stock. Additional debt financing may substantially increase our leverage.

  WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of December 31, 1998, we had 19 non-recourse secured loans which are cross-collateralized by 22 Properties. As of December 31, 1998, we had $249.8 million outstanding on these loans. In the event that all the transactions with BPP Retail and BPP are consummated, we currently anticipate the repayment of 10 loans aggregating $178.7 million, which are secured by 13 Properties. If we default on any of these loans, we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized Properties within the applicable pool. Foreclosure on our Properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and our senior debt securities contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt which is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

CONTINGENT OR UNKNOWN LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     The Company's predecessors have been in existence for varying lengths of time up to 15 years. At the time of our formation, we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore are not disclosed in this report. The Company assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account (directly or indirectly) in connection with the allocation of our units and/or shares of the Company's common stock in the Formation Transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against the Company's predecessors or any of their respective stockholders or partners or against any individual account investors, with respect to any unknown liabilities. Unknown liabilities might include the following:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - claims of tenants, vendors or other persons dealing with our predecessors prior to the Formation Transactions that had not been asserted prior to the Formation Transactions;

     - accrued but unpaid liabilities incurred in the ordinary course of business;

     - tax liabilities; and

     - claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.

     Certain tenants may claim that the Formation Transactions gave rise to a right to purchase the premises that they occupy. We do not believe any such claims would be material. See "-- Government Regulations -- We Could Encounter Costly Environmental Problems" below regarding the possibility of undisclosed environmental conditions potentially affecting the value of our Properties. Undisclosed material liabilities in connection with the acquisition of properties, entities and interests in properties or entities could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

FAILURE TO CONSUMMATE THE TRANSACTIONS WITH BPP RETAIL AND BPP

     On March 9, 1999, we signed a series of definitive agreements with BPP Retail, a co-investment entity between BPP and CalPERS, pursuant to which BPP Retail will acquire 28 of our retail shopping centers, totaling 5.1 million square feet, for an aggregate price of $663.4 million. BPP Retail will acquire the centers in separate transactions, which we currently expect to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. In addition, we have entered into a definitive agreement, subject to a financing condition, with BPP, pursuant to which BPP will acquire six additional retail centers, totaling 1.5 million square feet, for $284.4 million. Assuming satisfaction or waiver of this condition we currently expect this transaction to close by December 31, 1999. Although none of the transactions has a discretionary due diligence period (other than the transaction with BPP to the extent of the financing condition), all of the transactions are subject to certain customary closing conditions, which are generally applied on a property-by-property basis. Additionally, while BPP Retail has posted certain initial deposits aggregating $25 million on the transactions, BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Accordingly, there can be no assurance that the transactions will close as scheduled or close at all, and it is possible that the transactions may close with respect to just a portion of the Properties currently subject to the agreements. In the event that one or more of the transactions fail to close, or a closing is significantly delayed, net proceeds from divestitures of Properties will not be available to the same extent to fund our acquisitions and developments. Any such failure or delay in any of the closings may also make us unable to repay certain of our indebtedness with the net proceeds as we currently intend and could require us to borrow additional funds or seek other forms of financing.

CONFLICTS OF INTEREST

  SOME OF THE COMPANY'S EXECUTIVE OFFICERS ARE INVOLVED IN OTHER REAL ESTATE ACTIVITIES AND INVESTMENTS

     Some of the executive officers of the Company, our general partner, own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, a residential housing finance company, and ownership of AMB Development, Inc. and AMB Development, L.P., developers which own property that we believe is not suitable for ownership by us. AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following the Company's initial public offering in November, 1997. These entities have also agreed that they will not make any further investments in industrial or retail properties other than those currently under development at the time of the Company's initial public offering. AMB Institutional Housing Partners, AMB Development, Inc. and AMB Development, L.P. continue to use the name "AMB" pursuant to royalty-free license arrangements with the Company. The continued involvement in other real estate-related activities by some of the Company's executive officers and directors could divert management's attention from our day-to-day operations. Most of the Company's executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

     We could also, in the future, subject to the unanimous approval of the disinterested members of the Company's Board of Directors with respect to such transaction, acquire property from executive officers, enter into leases with executive officers, and/or engage in other related activities in which the interests pursued by the executive officers may not be in the best interests of our unitholders or noteholders.

  CERTAIN OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH US IN CONNECTION WITH OTHER PROPERTIES THAT THEY OWN OR CONTROL

     AMB Development, L.P. owns interests in 11 retail development projects in the U.S., each of which consists of a single free-standing Walgreens drugstore. In addition, Messrs. Abbey, Moghadam and Burke, each a founder and director of the Company, own less than 1% interests in two partnerships which own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of the Company, owns less than a 10% interest, representing an estimated value of $75,000, in a limited partnership which owns an office building located in Oakland, California.

     In addition, several of our executive officers individually own:

     - less than 1% interests in the stocks of certain publicly-traded REITs;

     - certain interests in and rights to developed and undeveloped real property located outside the United States;

     - certain passive interests, that we do not believe are material, in real estate businesses in which such persons were previously employed; and

     - certain other de minimis holdings in equity securities of real estate companies.

     Thomas W. Tusher, a member of our Board of Directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued as of December 31, 1998 at approximately $1.2 million. Messrs. Abbey, Moghadam and Burke each have an approximately 26.7% interest in the partnership, each valued as of December 31, 1998 at approximately $1.6 million.

     We believe that the properties and activities set forth above generally do not directly compete with any of our Properties. However, it is possible that a property in which an executive officer or director of the Company, or an affiliate of such person, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, the continued involvement by the Company's executive officers and directors in such properties could divert management's attention from our day-to-day operations. Our policy prohibits us from acquiring any properties from the Company's executive officers or their affiliates without the approval of the disinterested members of the Company's Board of Directors with respect to that transaction.

  THE COMPANY'S DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS COULD ACT IN A MANNER THAT IS NOT IN THE BEST INTEREST OF OUR LIMITED PARTNERS OR NOTEHOLDERS

     As of March 12, 1999, the Company's three largest stockholders, Ameritech Pension Trust, the City and County of San Francisco Employees' Retirement System and Southern Company Services, Inc., beneficially owned approximately 27.5% of the Company's outstanding common stock. In addition, the Company's named executive officers and directors beneficially owned approximately 5.6% of the Company's outstanding common stock as of the same date, and will have influence on the Company's management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of the stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders, our limited partners and our noteholders. Although there is no understanding or arrangement for these directors, officers and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over the affairs of the Operating Partnership and the Company if they choose to do so.

  WE COULD SUFFER LOSSES IF WE FAIL TO ENFORCE THE TERMS OF CERTAIN AGREEMENTS

     As holders of shares of the Company's common stock and, potentially, Performance Units, certain of the Company's directors and officers could have a conflict of interest with respect to their obligations as directors and officers to vigorously enforce the terms of certain of the agreements relating to our Formation Transactions. The potential failure to enforce the material terms of those agreements could result in a monetary loss to us and the Company, which loss could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  WE COULD CHANGE OUR INVESTMENT AND FINANCING POLICIES

     Subject to the Company's fundamental investment policy to maintain its qualification as a REIT (unless a change is approved by the Company's Board of Directors under certain circumstances), the Board of Directors will determine our investment and financing policies, our growth strategy and our debt, capitalization, distribution and operating policies. Although the Company's Board of Directors has no present intention to revise or amend these strategies and policies, the Company's Board of Directors may do so at any time, and any such changes could adversely affect our financial condition or results of operations, including our ability to make distributions to our unitholders and payments to our noteholders.

WE COULD INVEST IN REAL ESTATE MORTGAGES

     We may invest in mortgages, and may do so as a strategy for ultimately acquiring the underlying property. In general, investments in mortgages include the risks that borrowers may not be able to make debt service payments or pay principal when due, that the value of the mortgaged property may be less than the principal amount of the mortgage note secured by the property and that interest rates payable on the mortgages may be lower than our cost of funds to acquire these mortgages. In any of these events, our funds from operations and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. "Funds from operations" means income
(loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus depreciation and amortization, excluding depreciation of furniture, fixtures and equipment less funds from operations attributable to minority interests in consolidated joint ventures which are not convertible into shares of common stock.

GOVERNMENT REGULATIONS

     Many laws and governmental regulations are applicable to our Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

  COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT

     Under the Americans with Disabilities Act of 1990 (the "Americans with Disabilities Act"), places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act might require us to remove structural barriers to handicapped access in certain public areas where such removal is "readily achievable." If we fail to comply with the Americans with Disabilities Act, we might be required to pay fines to the government or damages to private litigants. The impact of application of the Americans with Disabilities Act to our properties, including the extent and timing of required renovations, is uncertain. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

  WE COULD ENCOUNTER COSTLY ENVIRONMENTAL PROBLEMS

     Federal, state and local laws and regulations relating to the protection of the environment impose liability on a current or previous owner or operator of real estate for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at the property. A current or previous owner may be required to investigate and clean up contamination at or migrating from a site. These laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our Properties may contain asbestos-containing building materials.

     Some of our Properties are leased or have been leased, in part, to owners and operators of dry cleaners that operate on-site dry cleaning plants, to owners and operators of gas stations or to owners or operators of other businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. Some of these Properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our Properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our Properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. From time to time, we may acquire properties, or interests therein, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and the acquisition will yield a superior risk-adjusted return. In connection with certain of the Properties to be acquired by BPP Retail and BPP, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on such Properties following the applicable closing dates.

     All of our Properties were subject to a Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition or shortly after acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We may perform additional Phase II testing if recommended by the independent environmental consultant. Phase II testing may include the collection and laboratory analysis of soil and groundwater samples, completion of surveys for asbestos-containing building materials, and any other testing that the consultant considers prudent in order to test for the presence of hazardous materials. Some of the environmental assessments of our Properties do not contain a comprehensive review of the past uses of the Properties and/or the surrounding properties.

     None of the environmental assessments of our Properties has revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, and we are not aware of any such material environmental liability. Nonetheless, it is possible that the assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware or that known environmental conditions may give rise to liabilities that are materially greater than anticipated. Moreover, future laws, ordinances or regulations may impose material environmental liability and the current environmental condition of our Properties may be affected by tenants, by the condition of land, by operations in the vicinity of the Properties (such as releases from underground storage tanks), or by third parties unrelated to us. If the costs of compliance with environmental laws and regulations now existing or adopted in the future exceed our budgets for these items, our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE FAIL TO COMPLY WITH OTHER REGULATIONS

     Our Properties are also subject to various federal, state and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our Properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed which could require significant unanticipated expenditures by us. Any such unanticipated expenditures could have an adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

FEDERAL INCOME TAX RISKS

  CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME

     From time to time, we may transfer or otherwise dispose of some of our Properties. Under the Code, any gain resulting from transfers of properties that are held as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction that is subject to a 100% penalty tax. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction and the Internal Revenue Service may contend that certain transfers or disposals of properties by us (including, possibly, some or all of the Properties that are subject to the agreements with BPP Retail and BPP) are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, any adverse finding by the Internal Revenue Service that a transfer or disposition of property constituted a prohibited transaction would subject us to a 100% penalty tax on any gain from such prohibited transaction. In addition, any income from a prohibited transaction may adversely affect the Company's ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

WE ARE DEPENDENT ON OUR GENERAL PARTNER'S KEY PERSONNEL

     We depend on the efforts of the executive officers of our general partner, particularly Messrs. Abbey, Moghadam and Burke, the Chairman of the Investment Committee, the Chief Executive Officer and the Chairman of the Board of Directors, respectively. While we believe that the Company could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. We do not have employment agreements with any of the executive officers.

WE MAY BE UNABLE TO MANAGE OUR GROWTH

     Our business has grown rapidly and continues to grow through property acquisitions. If we fail to effectively manage our growth, our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

THE PREFERRED STOCK SUBSIDIARIES

  WE DO NOT CONTROL THE ACTIVITIES OF THE PREFERRED STOCK SUBSIDIARIES

     We own 100% of the non-voting preferred stock of AMB Investment Management and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). We refer to these entities as the "Preferred Stock Subsidiaries." Certain of the Company's current and former executive officers and an officer of AMB Investment Management own all of the outstanding voting common stock of AMB Investment Management (representing approximately 5% of the economic interest in AMB Investment Management). Certain of the Company's current and former executive officers and an officer of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of the Preferred Stock Subsidiaries permits us and the Company to share in the income of the Preferred Stock Subsidiaries while allowing the Company to maintain its status as a REIT. We receive substantially all of the economic benefit of the businesses carried on by the Preferred Stock Subsidiaries through our right to receive dividends. However, we are not able to elect the Preferred Stock Subsidiaries' directors or officers and, as a result, we do not have the ability to influence the operation of the Preferred Stock Subsidiaries or to require that the Preferred Stock Subsidiaries' boards of directors declare and pay cash dividends on the non-voting stock of the Preferred Stock Subsidiaries held by us. The boards of directors and management of the Preferred Stock Subsidiaries might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of our unitholders and our noteholders or that may adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, the Preferred Stock Subsidiaries are subject to tax on their income, reducing their cash available for distribution to us.

  AMB INVESTMENT MANAGEMENT MAY NOT BE ABLE TO GENERATE SUFFICIENT FEES

     Fees earned by AMB Investment Management depend on various factors affecting the ability to attract and retain investment management clients and the overall returns achieved on managed assets. These factors are beyond our control. AMB Investment Management's failure to attract investment management clients or achieve sufficient overall returns on managed assets could reduce its ability to make distributions on the stock owned by us and could also limit co-investment opportunities to us. This would limit our ability to generate rental revenues from such co-investments and use the co-investment program as a source to finance property acquisitions and leverage acquisition opportunities.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk includes the rising interest rates in connection with our unsecured credit facility and other variable rate borrowings and our ability to incur more debt without unitholder or stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Capital Resources -- Market Capitalization."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14: Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12, AND 13.

EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement for the Company's Annual Meeting of Stockholders which we anticipate will be filed no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES:

     The following consolidated financial information is included as a separate section of this report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-2
Consolidated Statements of Operations for the period from
  inception (November 26, 1997) to December 31, 1997 and for the year ended December 31, 1998..........................  F-3
Consolidated Statements of Cash Flows for the period from
  inception (November 26, 1997) to December 31, 1997 and for the year ended December 31, 1998..........................  F-4
Consolidated Statements of Partner's Capital for the period
  from inception (November 26, 1997) to December 31, 1997
  and for the year ended December 31, 1998..................  F-5
Notes to Consolidated Financial Statements..................  F-6
Schedule III -- Real Estate and Accumulated Depreciation....  S-1

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (3) EXHIBITS:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Third Amended and Restated Agreement of Limited Partnership
           of AMB Property, L.P. (incorporated by reference to Exhibit
           99.1 of the Company's Registration Statement of Form S-3
           (No. 333-68291)).
  4.1      Indenture dated as of June 30, 1998 by and among the
           Operating Partnership, the Company and State Street Bank and
           Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
           Statement on Form S-11 (No. 333-49163)).
  4.2      First Supplemental Indenture dated as of June 30, 1998 by
           and among the Operating Partnership, the Company and State
           Street Bank and Trust Company of California, N.A., as
           trustee (incorporated by reference to Exhibit 4.2 to the
           Registrant's Registration Statement Form S-11 (No.
           333-49163)).
  4.3      Second Supplemental Indenture dated as of June 30, 1998 by and among the Operating Partnership, the Company and State
           Street Bank and Trust Company of California, N.A., as
           trustee (incorporated by reference to Exhibit 4.3 to the
           Registrant's Registration Statement on Form S-11 (No.
           333-49163)).
  4.4      Third Supplemental Indenture dated as of June 30, 1998 by
           and among the Operating Partnership, the Company and State
           Street Bank and Trust Company of California, N.A., as
           trustee (incorporated by reference to Exhibit 4.4 to the
           Registrant's Registration Statement on Form S-11 (No.
           333-49163)).
  4.5      Specimen of 7.10% Notes due 2008 (included in the First
           Supplemental Indenture incorporated by reference as Exhibit
           4.2 to the Registrant's Registration Statement on Form S-11
           (No. 333-49163)).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  4.6      Specimen of 7.50% Notes due 2018 (included in the Second
           Supplemental Indenture incorporated by reference as Exhibit
           4.3 to the Registrant's Registration Statement on Form S-11
           (No. 333-49163)).
  4.7      Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 to the Registrant's Registration Statement on
           Form S-11 (No. 333-49163)).
 10.1      Second Amended and Restated Credit Agreement, dated November
           26, 1997 (incorporated by reference to Exhibit 10.3 of the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1998).
 10.2      Amendment to Second Amended and Restated Revolving Credit
           Agreement made as of May 29, 1998 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1998).
 10.3      Second Amendment to Second Amended and Restated Revolving
           Credit Agreement made as of September 30, 1998 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
 10.4      Form of Change in Control and Noncompetition Agreement
           between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
 10.5      The First Amended and Restated 1997 Stock Option and
           Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1998).
 10.6      The First Amendment to the First Amended Restated Stock
           Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1998).
 21.1      Subsidiaries of the Registrant.
 23.1      Consent of Arthur Andersen LLP.
 24.1      Powers of Attorney (included in Part IV of this Form 10-K).
 27.1      Financial Data Schedule -- AMB Property, L.P.

     (b) REPORTS ON FORM 8-K:

     On December 2, 1998 the Registrant filed a Form 8-K, dated December 2, 1998, filing financial statements with respect to property acquisitions.

     On January 7, 1999 the Registrant filed a Form 8-K, dated November 12, 1998, reporting the private placement of the Series B Units and the Series C Units.

     (c) EXHIBITS:

     See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES:

     See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                          AMB PROPERTY, L.P.

                                          By AMB PROPERTY CORPORATION

                                            ------------------------------------
                                            Its General Partner

                                          By:     /s/ HAMID R. MOGHADAM

                                            ------------------------------------
                                                     Hamid R. Moghadam
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, the general partner of AMB Property, L.P., hereby severally constitute Hamid R. Moghadam, David S. Fries, John T. Roberts, Jr., and Michael A. Coke, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable AMB Property L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as officers or directors of its general partner and on the dates indicated.

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

               /s/ HAMID R. MOGHADAM                   President and Chief Executive    March 30, 1999
---------------------------------------------------    Officer, Director (Principal
                 Hamid R. Moghadam                          Executive Officer)

                /s/ T. ROBERT BURKE                        Chairman of the Board        March 30, 1999
---------------------------------------------------
                  T. Robert Burke

               /s/ DOUGLAS D. ABBEY                     Chairman of the Investment      March 30, 1999
---------------------------------------------------         Committee, Director
                 Douglas D. Abbey

              /s/ DANIEL H. CASE, III                            Director               March 30, 1999
---------------------------------------------------
                Daniel H. Case, III

                                                                 Director
---------------------------------------------------
             Robert H. Edelstein, Ph.D

                                                                 Director
---------------------------------------------------
                  Lynn M. Sedway

           /s/ JEFFREY L. SKELTON, PH.D                          Director               March 30, 1999
---------------------------------------------------
             Jeffrey L. Skelton, Ph.D

                                                                 Director
---------------------------------------------------
                 Thomas W. Tusher

            /s/ CARYL B. WELBORN, ESQ.                           Director               March 30, 1999
---------------------------------------------------
              Caryl B. Welborn, Esq.

                /s/ MICHAEL A. COKE                     Chief Financial Officer and     March 30, 1999
---------------------------------------------------  Senior Vice President (Principal
                  Michael A. Coke                     Financial Officer and Principal
                                                            Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
AMB Property Corporation:

     We have audited the accompanying consolidated balance sheets of AMB Property, L.P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital, and cash flows for the year ended December 31, 1998 and for the period from inception (November 26, 1997) to December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMB Property, L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from inception (November 26, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
February 2, 1999

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                     ASSETS

                                                                 1997          1998
                                                              ----------    ----------
Investments in real estate:
  Land and improvements.....................................  $  550,635    $  740,680
  Buildings and improvements................................   1,822,516     2,445,104
  Construction in progress..................................      69,848       183,276
                                                              ----------    ----------
    Total investments in properties.........................   2,442,999     3,369,060
  Accumulated depreciation and amortization.................      (4,153)      (58,404)
                                                              ----------    ----------
    Net investments in properties...........................   2,438,846     3,310,656
Investment in unconsolidated joint venture..................          --        57,655
Properties held for divestiture, net........................          --       115,050
                                                              ----------    ----------
    Net investments in real estate..........................   2,438,846     3,483,361
Cash and cash equivalents...................................      39,968        25,137
Other assets................................................      27,441        54,387
                                                              ----------    ----------
    Total assets............................................  $2,506,255    $3,562,885
                                                              ==========    ==========
                          LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................  $  535,652    $  734,196
  Unsecured senior debt securities..........................          --       400,000
  Unsecured credit facility.................................     150,000       234,000
                                                              ----------    ----------
    Total debt..............................................     685,652     1,368,196
Other liabilities...........................................      49,350       104,305
Payable to affiliates.......................................      38,071            --
                                                              ----------    ----------
    Total liabilities.......................................     773,073     1,472,501
Commitments and contingencies...............................          --            --
Minority interests..........................................      15,784       176,127
Partners' capital:
  General Partner, 85,645,102 and 85,688,109 units
    outstanding, respectively, and 4,000,000 Series A
    preferred units with a $100,000 liquidation
    preference..............................................   1,668,030     1,765,360
  Limited Partners, 2,542,163 and 4,447,839 units
    outstanding, respectively, and 1,300,000 Series B
    preferred units with a $65,000 liquidation preference...      49,368       148,897
                                                              ----------    ----------
    Total partners' capital.................................   1,717,398     1,914,257
                                                              ----------    ----------
    Total liabilities and partners' capital.................  $2,506,255    $3,562,885
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 26, 1997) TO DECEMBER 31, 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                                   1997           1998
                                                                -----------    -----------
REVENUES
  Rental revenues...........................................    $    26,465    $   354,658
  Other income..............................................            645          4,229
                                                                -----------    -----------
        Total revenues......................................         27,110        358,887
OPERATING EXPENSES
  Property operating expenses...............................          5,312         47,856
  Real estate taxes.........................................          3,587         48,218
  General and administrative................................          1,197         11,929
  Interest, including amortization..........................          3,528         69,670
  Depreciation and amortization.............................          4,195         57,464
                                                                -----------    -----------
        Total operating expenses............................         17,819        235,137
                                                                -----------    -----------
        Income from operations before minority interests....          9,291        123,750
  Minority interests' share of net income...................           (117)        (5,494)
                                                                -----------    -----------
        Net income..........................................    $     9,174    $   118,256
  Series A preferred unit distributions.....................             --         (3,639)
  Series B preferred unit distributions.....................             --           (779)
                                                                -----------    -----------
        Net income available to general and limited
        partners............................................    $     9,174    $   113,838
                                                                ===========    ===========
Income available to common unitholders attributable to:
  General Partner...........................................    $     8,634    $   108,954
  Limited Partners..........................................            540          4,884
                                                                -----------    -----------
                                                                $     9,174    $   113,838
                                                                ===========    ===========
INCOME PER COMMON UNIT
  Basic.....................................................    $      0.10    $      1.27
                                                                ===========    ===========
  Diluted...................................................    $      0.10    $      1.26
                                                                ===========    ===========
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
  Basic.....................................................     88,416,676     89,493,394
                                                                ===========    ===========
  Diluted...................................................     88,698,719     89,852,187
                                                                ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 26, 1997) TO DECEMBER 31, 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                1997         1998
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   9,291    $118,256
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      4,195      57,464
  Straight-line rents.......................................       (901)    (10,921)
  Amortization of debt premiums and financing costs.........       (266)     (2,730)
  Minority interests' share of net income...................        117       5,494
  Equity in (income) loss of AMB Investment Management......        (61)        313
  Equity earnings of unconsolidated joint venture...........         --      (1,730)
  Changes in assets and liabilities:
    Other assets............................................    (10,089)     (9,377)
    Other liabilities.......................................     (2,106)     20,411
                                                              ---------    --------
        Net cash provided by operating activities...........        180     177,180
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions.........................         --    (564,304)
Additions to properties.....................................   (228,432)         --
Additions to buildings, development costs, and
  improvements..............................................     (4,375)   (137,913)
Acquisition of interest in unconsolidated joint venture.....         --     (67,376)
Distribution received from unconsolidated joint venture.....         --      11,451
Reduction of payable to affiliates in connection with
  Formation Transactions....................................         --     (38,071)
                                                              ---------    --------
        Net cash used for investing activities..............   (232,807)   (796,213)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................    317,009          --
Borrowings on unsecured credit facility.....................    150,000     745,000
Borrowings on secured debt..................................        850      58,725
Payment of unsecured credit facility........................   (182,000)   (661,000)
Payments on secured debt....................................       (516)    (79,380)
Payment of financing fees...................................       (900)     (7,704)
Net proceeds from issuance of senior debt securities........         --     399,166
Net proceeds from issuance of Series C preferred units......         --     105,734
Contributions from General Partner in connection with sale
  of Series A preferred stock...............................         --      96,100
Contributions from Limited Partner in connection with sale
  of Series B preferred units...............................         --      62,190
Distributions to General Partner, Limited Partners and
  preferred unitholders.....................................    (11,848)    (91,593)
Distributions to minority interests.........................         --     (23,036)
                                                              ---------    --------
        Net cash provided by financing activities...........    272,595     604,202
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........     39,968     (14,831)
Cash and cash equivalents at beginning of period............         --      39,968
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  39,968    $ 25,137
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     FOR THE PERIOD FROM INCEPTION (NOVEMBER 26, 1997) TO DECEMBER 31, 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                           GENERAL PARTNER                              LIMITED PARTNERS
                            ---------------------------------------------   -----------------------------------------
                              PREFERRED UNITS          COMMON UNITS           PREFERRED UNITS        COMMON UNITS
                            -------------------   -----------------------   -------------------   -------------------
                              UNITS     AMOUNT      UNITS        AMOUNT       UNITS     AMOUNT      UNITS     AMOUNT      TOTAL
                            ---------   -------   ----------   ----------   ---------   -------   ---------   -------   ----------
Inception (November 26,
  1997)...................         --   $   --            --   $       --          --   $   --           --   $   --    $       --
Contributions.............         --       --    85,645,102    1,670,902          --       --    2,542,163   49,169     1,720,071
Net Income................         --       --            --        8,634          --       --           --      540         9,174
Distributions.............         --       --            --      (11,506)         --       --           --     (341)      (11,847)
                            ---------   -------   ----------   ----------   ---------   -------   ---------   -------   ----------
Balance at December 31,
  1997....................         --       --    85,645,102    1,668,030          --       --    2,542,163   49,368     1,717,398
Contributions.............  4,000,000   96,100        43,007          930   1,300,000   62,190    1,905,676   44,619       203,839
Net Income................         --    3,639            --      108,954          --      779           --    4,884       118,256
Reallocation of
  interests...............         --       --            --        7,215          --       --           --   (7,215)           --
Distributions.............         --   (3,639)           --     (115,869)         --     (779)          --   (4,949)     (125,236)
                            ---------   -------   ----------   ----------   ---------   -------   ---------   -------   ----------
Balance at December 31,
  1998....................  4,000,000   $96,100   85,688,109   $1,669,260   1,300,000   $62,190   4,447,839   $86,707   $1,914,257
                            =========   =======   ==========   ==========   =========   =======   =========   =======   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT UNIT AND SQUARE FEET DATA)

 1. ORGANIZATION AND FORMATION OF COMPANY

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "IPO") on November 26, 1997. The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

     The Company and the Operating Partnership were formed shortly before consummation of the IPO. AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the "Predecessor") formed AMB Property Corporation, a wholly owned subsidiary, and merged with and into the Company (the "Merger") in exchange for 4,746,616 shares of the Company's Common Stock. In addition, the Company and the Operating Partnership acquired, through a series of mergers and other transactions, 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partner interests ("LP Units") in the Operating Partnership, the assumption of debt and, to a limited extent, cash. The net assets of the Predecessor and the properties acquired with Common Stock were contributed to the Operating Partnership in exchange for 69,768,801 LP Units. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share (the "Common Stock"), for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. The net proceeds of approximately $300,032 were used to repay indebtedness, to purchase interests from certain investors who elected not to receive shares or units in connection with the Formation Transactions, to fund property acquisitions, and for general corporate working capital requirements.

     As of December 31, 1998, the Company owned an approximate 95.1% general partner interest in the Operating Partnership, excluding preferred interests. The remaining 4.9% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"). The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and an officer of AMB Investment Management collectively purchased 100% of the Investment Management Subsidiary's voting common stock (representing a 5% economic interest therein). The Operating Partnership accounts for its investment in AMB Investment Management using the equity method of accounting. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients. The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation (representing a 95% economic interest therein). Certain current and former executive officers of the company and an officer of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation invests in properties and interests in entities that engage in the management, leasing and development of properties and similar activities.

     As of December 31, 1998, the Company owned 582 industrial buildings (the "Industrial Properties") and 38 retail centers (the "Retail Properties") located in 30 markets throughout the United States. The Industrial Properties, principally warehouse distribution buildings, encompass approximately 56.6 million rentable square feet and, as of December 31, 1998, were 96.0% leased to over 1,600 tenants. The Retail Properties, principally grocer-anchored community shopping centers, encompass approximately 7.0 million rentable square feet and, as of the same date, were 94.6% leased to over 900 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Generally Accepted Accounting Principles

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles using the accrual method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

     The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership and subsidiaries, and twenty-one joint ventures (the "Joint Ventures") in which the Operating Partnership has a controlling interest. The Operating Partnership also has a 56.1% non-controlling limited partnership interest in one unconsolidated real estate joint venture which is accounted for under the equity method. Third-party equity interests in the Operating Partnership and the Joint Ventures are reflected as minority interests in the consolidated financial statements. All significant intercompany amounts have been eliminated.

  Basis of Presentation

     The consolidated financial statements of the Operating Partnership for 1997 include the results of operations of the Operating Partnership for the period from November 26, 1997 (the commencement of operations) to December 31, 1997. The consolidated financial statements for 1998 represent the results of operations of the Company for the year ended December 31, 1998.

  Investments in Real Estate

     Investments in real estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes is reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. To the extent an impairment has occurred, the excess of the carrying amount of the property over its estimated fair value will be charged to income. As of December 31, 1998, we believe that there were no impairments of the carrying values of the Properties.

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the investments. The estimated lives are as follows:

Land improvements...........................................    5 to 40 years
Buildings and improvements..................................    5 to 40 years
Tenant improvements and leasing costs.......................    Term of the related lease

     The cost of buildings and improvements includes the purchase price of the property or interest in property, legal fees and acquisition costs, and interest, property taxes, and other costs incurred during the period of construction.

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic useful life of assets are capitalized.

     Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the construction period.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents as of December 31, 1997 and 1998 include restricted cash of $8,074 and $5,227, respectively, which represents amounts held in escrow in connection with property purchases and capital improvements.

  Deferred Financing

     Costs incurred in connection with financing are capitalized and amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the related loan. As of December 31, 1997 and 1998, deferred financing fees were $871 and $7,318, respectively, net of accumulated amortization of $29 and $772, respectively. Such amounts are included in Other Assets on the consolidated balance sheet.

  Fair Value of Financial Instruments

     The Operating Partnership's financial instruments include short-term investments, accounts receivable, accounts payable, accrued expenses, construction loans payable, mortgage debt, secured debt, senior debt securities, unsecured notes payable, and an unsecured credit facility. The fair value of these instruments approximates its carrying or contract values.

  Debt Premiums

     In connection with the Formation Transactions, the Operating Partnership assumed certain secured debt with an aggregate principal value of $517,031 and a fair value of $535,613. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 1997 and 1998, the unamortized debt premium was $18,286 and $15,217, respectively.

  Minority Interests

     Minority interests in the Operating Partnership represent the Preferred Unitholders' interest in a subsidiary of the Operating Partnership and interests held by certain third parties in twenty-one real estate joint ventures that are consolidated for financial reporting purposes. Such investments are consolidated because 1) the Operating Partnership owns a majority interest, or 2) the Operating Partnership holds significant control over the entity through a 50% or greater ownership interest combined with the ability to control major operating decisions, such as approval of budgets, selection of property managers and change in financing.

     In November 1998, a subsidiary of the Operating Partnership issued and sold 2,200,000 units of 8.75% Series C Cumulative Redeemable Preferred Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $4.375 per annum. The Series C Preferred Units are redeemable by the subsidiary of the Operating Partnership on or after November 24, 2003, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series C Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series C Preferred Stock. The subsidiary of the Operating Partnership used the proceeds to make a loan to the Operating Partnership, which used the funds to repay borrowings under the Credit Facility.

     The following table distinguishes the minority interest ownership held by certain Joint Venture Partners, Institutional Alliance Partners(TM) and the Series C Preferred Unitholders' interest in a subsidiary of the Operating Partnership, as of and for the year ended December 31, 1998.

                                                                                   MINORITY
                                                                                   INTEREST
                                                              MINORITY INTEREST    SHARE OF
                                                                  LIABILITY       NET INCOME
                                                              -----------------   ----------
Minority Interest -- Joint Venture Partners.................      $ 18,012         $ 1,491
Minority Interest -- Institutional Alliance Partners(TM)....        52,381           2,987
Minority Interest -- Series C Preferred Units (liquidation
  preference of $110,000)...................................       105,734           1,016
                                                                  --------         -------
                                                                  $176,127         $ 5,494
                                                                  ========         =======

  Revenues

     The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases.

     Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred.

  Other Income

     Other income consists of the Operating Partnership's equity in the earnings of AMB Investment Management and interest income on cash and cash equivalents.

  Income per Unit

     For purposes of calculating diluted income per unit for the years ended December 31, 1997 and 1998 no adjustment to net income available to unitholders was necessary. While the Operating Partnership had no dilutive securities outstanding as of such dates, the Operating Partnership is obligated to issue units to the Company in respect of the contribution of proceeds by the Company from the exercise of options to purchase common stock under the Company's Stock Incentive Plan. The effect of the units issuable upon exercise of stock options outstanding as of December 31, 1997 and 1998 was to increase weighted average units outstanding by 282,043 and 358,793 units for the years ended December 31, 1997 and 1998, respectively. Such dilution was computed using the treasury stock method.

  Reclassifications

     Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

 3. TRANSACTIONS WITH AFFILIATES

     As discussed in Note 1, the Operating Partnership formed AMB Investment Management for the purpose of carrying on the operations of the Predecessor. The Operating Partnership and AMB Investment Management have an agreement that allows for the sharing of certain costs and employees. Additionally, the Operating Partnership provides AMB Investment Management with certain acquisition-related services.

     As part of the Formation Transactions, the Operating Partnership was required to pay an amount equal to the net working capital balances at November 25, 1997 of the Predecessor and the acquired Properties to the owners of said entities. As of December 31, 1997, the Company owed approximately $37,808 to owners related to these working capital distributions. Such amount was repaid in full in early 1998.

     The Operating Partnership and AMB Investment Management share common office space under lease obligations of an affiliate of the Predecessor. Such lease obligations are charged to the Operating Partnership and AMB Investment Management at cost. For the years ended December 31, 1997 and 1998, the Operating Partnership paid approximately $700 and $1,160, respectively, for occupancy costs related to the lease obligations of the affiliate.

 4. PROPERTY HELD FOR DIVESTITURE

     The Operating Partnership has determined to focus exclusively on properties that meet its strategic objectives. Therefore, as of December 31, 1998, the Operating Partnership had decided to divest itself of four industrial buildings and four retail centers. As of December 31, 1998, the divestiture of the properties is subject to negotiation of acceptable terms and other customary conditions.

     The following summarizes the condensed results of operations of the properties held for divestiture for the period from November 26, 1997 to December 31, 1997 and for the year ended December 31, 1998:

                                                           1997      1998
                                                          ------    -------
Income..................................................  $1,406    $14,851
Property Operating Expenses.............................     370      3,626
                                                          ------    -------
Net Operating Income....................................  $1,036    $11,225
                                                          ======    =======

     As of December 31,1998, the net carrying value of the properties held for divestiture was $115,050, and two of the retail centers were encumbered by secured debt of $42,615. The net proceeds will be used to acquire additional properties and pay down certain debts.

 5. DEBT

     As of December 31, 1997 and 1998, debt, excluding unamortized debt premiums, consists of the following:

                                                                1997        1998
                                                              --------   ----------
Secured debt, varying coupon interest rates from 4.00% to
  10.38%, due April 1999 to April 2014......................  $517,366   $  718,979
Unsecured senior debt securities, weighted average interest
  rate of 7.18%, due June 2008, 2015, and 2018..............        --      400,000
Unsecured credit facility, variable interest at LIBOR plus
  90 to 120 basis points (6.10% at December 31, 1998), due
  November 2000.............................................   150,000      234,000
                                                              --------   ----------
        Total Debt..........................................  $667,366   $1,352,979
                                                              ========   ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. As of December 31, 1998, the total gross investment value of those Properties secured by debt was $1,458,652. All of the secured debt bear interest at fixed rates, except for two loans with an aggregate principal amount of $9,155, which bear interest at a variable rate. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized.

     Interest on the senior debt securities is payable semiannually in each June and December commencing December 1998. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants.

     The Operating Partnership has a $500,000 unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The Credit Facility has an original term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Operating Partnership's credit rating. The Credit Facility has various financial and non-financial covenants.

     Capitalized interest related to construction projects for the period from November 26, 1997 to December 31, 1997, was $448 and for the year ended December 31, 1998 was $7,192.

     The scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, as of December 31, 1998 are as follows:

                                SECURED     UNSECURED SENIOR    UNSECURED CREDIT
                                  DEBT      DEBT SECURITIES         FACILITY          TOTAL
                                --------    ----------------    ----------------    ----------
1999..........................  $ 14,061        $     --            $     --        $   14,061
2000..........................    19,833              --             234,000           253,833
2001..........................    42,560              --                  --            42,560
2002..........................    68,849              --                  --            68,849
2003..........................   136,798              --                  --           136,798
Thereafter....................   436,878         400,000                  --           836,878
                                --------        --------            --------        ----------
                                $718,979        $400,000            $234,000        $1,352,979
                                ========        ========            ========        ==========

 6. LEASING ACTIVITY

     Future minimum rental income due under noncancelable leases with tenants in effect at December 31, 1998, is as follows:

1999........................................................  $  329,322
2000........................................................     287,771
2001........................................................     239,178
2002........................................................     189,259
2003........................................................     142,411
Thereafter..................................................     536,573
                                                              ----------
                                                              $1,724,514
                                                              ==========

     In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $5,267 and $68,071 for the period from November 26, 1997 to December 31, 1997 and for the year ended December 31, 1998, respectively. These amounts are included as rental income and operating expenses in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. For the period from November 26, 1997 to December 31, 1997 and for the year ended December 31, 1998, the Operating Partnership recognized percentage rent revenues of $185 and $1,870, respectively. Some leases contain options to renew. No individual tenant accounts for greater than 2% of rental revenues.

 7. INCOME TAXES

     As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

     Taxable income of the Operating Partnership for the period from inception (November 26, 1997) to December 31, 1997 was $12,304 and for the year ended December 31, 1998 is estimated to be $109,323. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the Operating Partnership's share of income or loss from AMB Investment Management is excluded from the tax return of the Operating Partnership.

     The Operating Partnership declared distributions per unit of $0.13 and $1.37 for the period from inception (November 26, 1997) to December 31, 1997 and for the year ended December 31, 1998, respectively. The following is a summary of distributions per unit which represent a return of capital measured using generally accepted accounting principles:

                   DISTRIBUTION PER UNIT                      1997     1998
                   ---------------------                      -----    -----
From book net income........................................  $0.10    $1.27
Representing return of capital..............................   0.03     0.10
                                                              -----    -----
Total Distributions.........................................  $0.13    $1.37
                                                              =====    =====

     On a federal income tax basis, none of the distributions represented return of capital.

 8. PARTNERS' CAPITAL

     On July 27, 1998, the Company sold 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Stock at $25.00 per share for $100,000 in an underwritten public offering. These shares are redeemable solely at the option of the Company on or after July 27, 2003. The net proceeds of $96,100 (after deducting underwriters' discounts and commissions and offering costs) from the offering were contributed to the Operating Partnership in exchange for 4,000,000 Series A preferred units with terms identical to the Series A Preferred Stock. The Operating Partnership used these proceeds to repay borrowings under the Credit Facility.

     In November 1998, the Operating Partnership issued and sold 1,300,000 8.625% Series B Cumulative Redeemable Preferred Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $4.3125 per annum. The Series B Preferred Units are redeemable by the Operating Partnership on or after November 12, 2003, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series B Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series B Preferred Stock. The Operating Partnership used the proceeds to repay borrowings under the Credit Facility, for property acquisitions and for general purposes.

     On December 4, 1998, the Operating Partnership declared a quarterly cash distribution of $0.3425 per unit, payable on January 15, 1999 to unitholders of record on December 31, 1998. Additionally, on December 4, 1998, the Operating Partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, payable on January 15, 1999 to and unitholders of record as of December 31, 1998.

 9. STOCK INCENTIVE PLAN AND 401(k) PLAN

  Stock Incentive Plan

     In November 1997, the Company established a Stock Option and Incentive Plan (the "Stock Incentive Plan") for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 5,750,000 shares of Common Stock under the Stock Incentive Plan. As of December 31,

1998, the Company had granted 4,384,037 non-qualified options, to certain directors, officers and employees. Each option is exchangeable for one share of the Company's Common Stock and has a weighted average exercise price equal to $21.22. Each option's exercise price is equal to the Company's market price at the date of grant. The options had an original ten-year term and vest pro rata in annual installments over a three or four-year period from the date of grant.

     The Operating Partnership applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized for the Company's Stock Incentive Plan as of December 31, 1998.

     As permitted by SFAS 123, "Accounting Stock-based Compensation," the Operating Partnership has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Operating Partnership's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Operating Partnership's pro forma net income available to common unitholders would have been reduced by $1,767 and pro forma basic and diluted earnings per unit would have been reduced to $1.25 and $1.24, respectively, for the year ended December 31, 1998.

     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1998, respectively: dividend yield of 6.52% and 6.31%, expected volatility of 18.75% and 23.10%, risk-free interest rate of 5.86% and 4.94%, and expected lives of 10 years for both years.

     Following is a summary of the option activity for the years ended December 31, 1997 and 1998:

                                                                              WEIGHTED       REMAINING
                                                            SHARES UNDER      AVERAGE       CONTRACTUAL
                                                            OPTION (000)   EXERCISE PRICE      LIFE
                                                            ------------   --------------   -----------
Outstanding, 11/25/97.....................................         --              --               --
Granted...................................................      3,154          $21.00         10 years
Exercised.................................................         --              --               --
Forfeited.................................................        (10)             --               --
                                                               ------          ------        ---------
Outstanding, 12/31/97.....................................      3,144           21.00         10 years
Granted...................................................      1,508           21.69         10 years
Exercised.................................................         --              --               --
Forfeited.................................................       (268)             --               --
                                                               ------          ------        ---------
Outstanding, 12/31/98.....................................      4,384           21.40        9.4 years
                                                               ======          ======        =========
Options exercisable at year-end...........................        622          $21.00
                                                               ======          ======
Fair value of options granted during the year.............     $ 2.43
                                                               ======

     In 1997, under the Stock Incentive Plan, the Company sold 5,712 restricted shares of its Common Stock to certain independent directors for $0.01 per share in cash. In 1998, under the Stock Incentive Plan the Company issued 43,007 restricted shares to certain officers of the Company as part of the Performance Pay Program. The restricted shares are subject to a repurchase right held by the Company, which lapses one-third of such shares annually. The repurchase right lapses fully on January 1, 2002. The Company contributed the proceeds from the issuance of restricted shares to the Operating Partnership in exchange for an equal number of general partnership units.

  401(k) Plan

     In November 1997, the Operating Partnership established a Section 401(k) Savings/Retirement Plan (the "Section 401(k) Plan"), which is a continuation of the Section 401(k) plan of the Predecessor, to cover eligible employees of the Operating Partnership and any designated affiliate. The Section 401(k) Plan permits eligible employees of the Operating Partnership to defer up to 10% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the Section 401(k) Plan. The Operating Partnership matches the employee contributions to the Section 401(k)Plan in an amount equal to 50% of the first 3.5% of annual compensation deferred by each employee and may also make discretionary contributions to the plan. As of December 31, 1997 and 1998, the Operating Partnership's accrual for 401(k) match was $140 and $153, respectively. Such amounts were included in Other liabilities on the consolidated balance sheets.

     Except for the Section 401(k) Plan, the Operating Partnership offers no other post-retirement or post-employment benefits to its employees.

10. SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997            1998
                                                              -----------      ---------
Cash paid for interest......................................  $     2,509      $  68,209
Non-cash transactions:
  Acquisitions of properties................................  $ 2,438,634      $ 901,284
  Assumption of debt........................................     (717,613)      (221,017)
  Cash acquired.............................................      (43,978)            --
  Other assumed assets and liabilities......................      (13,862)            --
  Minority interest's contribution, including units
    issued..................................................      (64,358)      (115,963)
  Units issued..............................................   (1,370,391)            --
                                                              -----------      ---------
Net cash paid, net of cash acquired.........................  $   228,432      $ 564,304
                                                              ===========      =========

11. COMMITMENTS AND CONTINGENCIES

  Litigation

     In the normal course of business, from time to time, the Operating Partnership is involved in legal actions relating to the ownership and operations of its Properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations, or cash flows of the Operating Partnership.

  Environmental Matters

     The Operating Partnership follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Operating Partnership is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on the Operating Partnership's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Operating Partnership's results of operations and cash flow.

  General Uninsured Losses

     The Operating Partnership carries comprehensive liability, fire, flood, environmental, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses that may be either uninsurable, or not economically insurable. Certain of the Properties are located in areas that are subject to earthquake activity;

the Operating Partnership has therefore obtained limited earthquake insurance. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows, from a property.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1998 is as follows:

                                                                  QUARTER
                                           ------------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31      YEAR
                                           -----------   -----------   ------------   -----------   -----------
Revenues.................................  $    75,785   $    85,014   $    94,061    $  104,027    $   358,887
Income from operations before minority
  interest...............................       29,188        30,382        31,802        32,378        123,750
Minority interests' share of net
  income.................................         (462)       (1,196)       (1,427)       (2,409)        (5,494)
                                           -----------   -----------   -----------    -----------   -----------
Net income...............................  $    28,726   $    29,186   $    30,375    $   29,969    $   118,256
Series A preferred unit distributions....           --            --        (1,514)       (2,125)        (3,639)
Series B preferred unit distributions....           --            --            --          (779)          (779)
                                           -----------   -----------   -----------    -----------   -----------
Net income available to common
  unitholders............................  $    28,726   $    29,186   $    28,861    $   27,065    $   113,838
                                           ===========   ===========   ===========    ===========   ===========
Net income per common unit:
  Basic(1)...............................  $      0.33   $      0.33   $      0.32    $     0.30    $      1.27
                                           ===========   ===========   ===========    ===========   ===========
  Diluted(1).............................  $      0.32   $      0.33   $      0.32    $     0.30    $      1.26
                                           ===========   ===========   ===========    ===========   ===========
Weighted average common units
  outstanding:
  Basic..................................   88,428,969    89,539,010    89,675,763    90,329,831     89,493,394
                                           ===========   ===========   ===========    ===========   ===========
  Diluted................................   88,839,192    89,886,673    90,053,107    90,629,776     89,852,187
                                           ===========   ===========   ===========    ===========   ===========

---------------
(1) The sum of quarterly financial data varies from the annual data due to rounding.

13. SEGMENT INFORMATION

     The Operating Partnership has two reportable segments: Industrial Properties and Retail Properties. The Operating Partnership believes that the most relevant information about the way that its business is managed is through disclosure of certain data at the operating division level. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Significant information used by the Operating Partnership for the reportable segments is as follows:

                                        INDUSTRIAL     RETAIL       TOTAL
                                        PROPERTIES   PROPERTIES   PROPERTIES
                                        ----------   ----------   ----------
  Rental revenues:
      1997............................  $   16,898    $  9,567    $   26,465
      1998............................     248,134     106,524       354,658
  Property net operating income and
  contribution to FFO(1):
      1997............................      11,056       6,510        17,566
      1998............................     181,832      76,752       258,584
  Investment in properties:
      1997............................   1,639,321     803,678     2,442,999
      1998(2).........................   2,574,940     794,120     3,369,060

---------------
(1) Property net operating income (NOI) is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses.

(2) Excludes net properties held for divestiture of $115,050. See Note 4.

     The Operating Partnership uses property net operating income and FFO as operating performance measures. The following are reconciliations between total reportable segment revenue, property net operating income and funds from operations ("FFO") contribution to consolidated revenues, net income and FFO:

                                                                1997        1998
                                                               -------    --------
REVENUES
Total rental revenues for reportable segments...............   $26,465    $354,658
Other income................................................       645       4,229
                                                               -------    --------
Total revenues..............................................   $27,110    $358,887
                                                               =======    ========
NET INCOME
Property net operating income for reportable segments.......   $17,566    $258,584
Other income................................................       645       4,229
Less:
  General and administrative................................     1,197      11,929
  Interest expense..........................................     3,528      69,670
  Depreciation and amortization.............................     4,195      57,464
  Minority interests........................................       117       5,494
                                                               -------    --------
Net income..................................................   $ 9,174    $118,256
                                                               =======    ========
FFO(1)
Net income..................................................   $ 9,174    $118,256
Minority interests' share of net income.....................       117       5,494
Real estate depreciation and amortization:
  Total depreciation and amortization.......................     4,195      57,464
  Furniture, fixtures and equipment depreciation............       (37)       (463)
FFO attributable to minority interests(2):
  Institutional Alliance Partners...........................        --      (3,828)
  Other joint venture partners..............................      (218)     (2,071)
  Series C preferred unit distributions.....................        --      (1,016)
Adjustments to derive FFO in unconsolidated joint
  venture(3):
  Operating Partnership's share of net income...............        --      (1,750)
  Operating Partnership's share of FFO......................        --       2,739
Series A preferred unit distributions.......................        --      (3,639)
Series B preferred unit distributions.......................        --        (779)
                                                               -------    --------
FFO.........................................................   $13,231    $170,407
                                                               =======    ========

---------------
(1) Funds from Operations ("FFO") is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred unit distributions. In accordance with NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO.

(2) Represents FFO attributable to minority interests in consolidated joint ventures for the periods presented, which has been computed as minority interests' share of net income before disposal of properties plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such periods. Such minority interests are not exchangeable into shares of Common Stock.

(3) Represents our pro rata shares of FFO in unconsolidated joint ventures for the periods presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint venture for such periods.

14. SUBSEQUENT EVENTS (UNAUDITED)

     On March 5, 1999, the Operating Partnership declared a quarterly cash distribution of $0.35 per operating partnership unit, for the quarter ending March 31, 1999, payable April 15, 1999 to unitholders of record as of March 31, 1999. Additionally, on March 5, 1999, the Operating Partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, for the three month period ending April 14, 1999, payable on April 15, 1999 to unitholders of record as of March 31, 1999.

     On March 9, 1999, the Operating Partnership signed a series of definitive agreements with BPP Retail, LLC ("BPP Retail"), a co-investment entity between Burnham Pacific Properties ("BPP") and the California Public Employees' Retirement System ("CalPERS"), pursuant to which BPP Retail will acquire 28 retail shopping centers of the Operating Partnership, totaling 5.1 million square feet, for an aggregate price of $663.4 million. BPP Retail will acquire the centers in separate transactions, which are currently expected to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. In addition, the Operating Partnership has entered into a definitive agreement, subject to a financing confirmation, with BPP, pursuant to which BPP will acquire six additional retail centers, totaling 1.5 million square feet, for $284.4 million. Assuming satisfaction or waiver of this condition, this transaction is currently expected to close by December 31, 1999. In connection with these transactions, the Company has also granted CalPERS an option to purchase up to 2,000,000 original issue shares of AMB's Common Stock for an exercise price of $25 per share that may be exercised on or before March 31, 2000.

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                          INITIAL COST TO COMPANY               COSTS
                                     NO. OF                        --------------------------------------    CAPITALIZED
                                  BLDGS./CTRS.                     ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
            PROPERTY                  (1)        LOCATION   TYPE       (2)          LAND     IMPROVEMENTS    ACQUISITION
            --------              ------------   --------   ----   ------------   --------   ------------   -------------
Acer Distribution Center........        1           CA      IND      $     --     $  3,146    $    9,479      $    384
Activity Distribution Center....        4           CA      IND         5,247        3,736        11,248            85
Addison Technology Center.......        1           TX      IND            --          899         2,696           158
Alsip Industrial................        1           IL      IND            --        1,200         3,600           236
Alvarado Business Center........       10           CA      IND            --        7,906        23,757           358
Amwiler-Gwinnett Industrial
  Portfolio.....................        9           GA      IND        13,939        6,641        19,964           349
Anaheim Industrial..............        1           CA      IND            --        1,457         4,341            59
Ardenwood Corporate Park........        4           CA      IND         9,870        7,321        22,002           262
Artesia Industrial Portfolio....       27           CA      IND        54,100       23,860        71,620         1,429
Atlanta South...................        9           GA      IND            --        8,047        24,231           313
Beacon Industrial Park..........        8           FL      IND            --       10,466        31,437         4,784
Belden Avenue...................        3           IL      IND            --        5,019        15,186           106
Bensenville.....................       13           IL      IND        41,031       20,799        62,438         1,102
Blue Lagoon.....................        2           FL      IND        11,661        4,945        14,875            62
Boston Industrial Portfolio.....       20           MA      IND        21,893       20,351        59,170         3,583
Braemar Business Center.........        2           MA      IND            --        1,422         4,613           233
Brightseat Road.................        1           MD      IND            --        1,557         4,841            26
Britannia Business Park.........        2           FL      IND            --        3,199         9,637           219
Broward Business Park...........        5           FL      IND            --        1,886         5,659           103
Broward Turnpike Center.........        1           FL      IND            --          682         2,073            --
Burnsville Business Center......        1           MN      IND            --          932         2,796            56
Cabot Business Park.............       17           MA      IND            --       22,240        66,548         1,608
Cascade.........................        4           OR      IND            --        2,825         8,477           339
Chancellor......................        1           FL      IND         2,898        1,587         4,802            61
Chancellor Square...............        3           FL      IND        16,379       13,921        16,379           367
Chemway Industrial Portfolio....        5           NC      IND            --        2,875         8,858           (40)
Chicago Industrial..............        2           IL      IND         3,201        1,574         4,761           179

                                    GROSS AMOUNT CARRIED AT 12/31/98
                                  -------------------------------------                     YEAR OF      DEPRECIABLE
                                              BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/      LIFE
            PROPERTY                LAND     IMPROVEMENTS     (3)(4)      DEPRECIATION    ACQUISITION      (YEARS)
            --------              --------   ------------   -----------   ------------   -------------   -----------
Acer Distribution Center........  $  3,146    $    9,863    $   13,009      $   278          1997           5-40
Activity Distribution Center....     3,736        11,333        15,069          312          1997           5-40
Addison Technology Center.......       899         2,854         3,753           36          1998           5-40
Alsip Industrial................     1,200         3,836         5,036           52          1998           5-40
Alvarado Business Center........     7,906        24,115        32,021          669          1997           5-40
Amwiler-Gwinnett Industrial
  Portfolio.....................     6,641        20,313        26,954          564          1997           5-40
Anaheim Industrial..............     1,457         4,400         5,857          122          1997           5-40
Ardenwood Corporate Park........     7,321        22,264        29,584          616          1997           5-40
Artesia Industrial Portfolio....    23,860        73,049        96,909        2,137          1997           5-40
Atlanta South...................     8,047        24,544        32,591          652          1998           5-40
Beacon Industrial Park..........    10,466        36,222        46,687        1,055          1997           5-40
Belden Avenue...................     5,019        15,291        20,311          393          1997           5-40
Bensenville.....................    20,799        63,540        84,339        1,856          1997           5-40
Blue Lagoon.....................     4,945        14,937        19,882          411          1997           5-40
Boston Industrial Portfolio.....    20,352        62,753        83,104        1,245          1998           5-40
Braemar Business Center.........     1,422         4,846         6,268           97          1998           5-40
Brightseat Road.................     1,557         4,867         6,423          131          1997           5-40
Britannia Business Park.........     3,199         9,856        13,055          276          1997           5-40
Broward Business Park...........     1,886         5,761         7,648           65          1998           5-40
Broward Turnpike Center.........       682         2,073         2,755           10          1998           5-40
Burnsville Business Center......       932         2,852         3,784           32          1998           5-40
Cabot Business Park.............    22,240        68,156        90,395        1,757          1997           5-40
Cascade.........................     2,825         8,816        11,641          266          1998           5-40
Chancellor......................     1,587         4,864         6,451          134          1997           5-40
Chancellor Square...............     7,575        23,092        30,667          450          1998           5-40
Chemway Industrial Portfolio....     2,875         8,818        11,693          101          1998           5-40
Chicago Industrial..............     1,574         4,939         6,513          139          1997           5-40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                          INITIAL COST TO COMPANY               COSTS
                                     NO. OF                        --------------------------------------    CAPITALIZED
                                  BLDGS./CTRS.                     ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
            PROPERTY                  (1)        LOCATION   TYPE       (2)          LAND     IMPROVEMENTS    ACQUISITION
            --------              ------------   --------   ----   ------------   --------   ------------   -------------
Circle Freeway..................        1           OH      IND            --          530         1,591            22
Corporate Park/Hickory Hill.....        7           TN      IND        16,400        6,789         6,787        13,747
Corporate Square................        6           MN      IND            --        4,024        12,113           172
Crysen Industrial...............        1           DC      IND         3,400        1,425         4,275           197
Dallas Industrial Portfolio.....       18           TX      IND            --        7,797        23,433           658
Deerfield Commerce Center.......        3           FL      IND            --          711         2,160            --
Dixie Highway...................        2           KY      IND            --        1,700         5,149             2
Dock's Corner...................        1           NJ      IND            --        2,050         6,190         2,326
Dock's Corner II................        1           NJ      IND            --        2,272         6,917           324
Dowe Industrial Center..........        2           CA      IND            --        2,665         8,034            50
East Walnut Drive...............        1           CA      IND            --          964         2,918            --
Edenvale Business Center........        1           MN      IND         1,510          919         2,411           197
Elk Grove Village Industrial....       11           IL      IND            --        7,713        23,179           272
Elmwood Business Park...........        5           LA      IND            --        4,163        12,635            13
Empire Drive....................        1           KY      IND            --        1,590         4,815            --
Executive Drive.................        1           IL      IND            --        1,399         4,236           319
Fairway Drive Industrial........        3           CA      IND            --        1,954         5,479         5,551
Fontana Industrial (Commerce)...        2           CA      IND            --        5,354        16,215         1,959
Garland Industrial..............       20           TX      IND            --        8,161         8,162        16,984
Glen Ellyn Road.................        1           IL      IND            --          850         2,588            --
Greater Dallas Industrial
  Portfolio.....................        8           TX      IND            --        9,934        30,120          (177)
Greater Houston Industrial
  Portfolio.....................       14           TX      IND            --        6,197        19,261          (195)
Greenwood Industrial............        3           MD      IND            --        4,729        14,188           363
Harvest Business Park...........        3           WA      IND         3,584        2,371         7,153           153
Hewlett Packard Distribution....        1           CA      IND         3,339        1,668         5,043            39
Hintz Road......................        1           IL      IND            --          420         1,259            22
Holton Drive....................        1           KY      IND            --        2,633         7,899            73
Houston Industrial Portfolio....        5           TX      IND            --        3,009         9,066           351
Houston Service Center..........        3           TX      IND            --        3,800        11,401           217
Industrial Drive................        1           OH      IND            --        1,743         5,230           181
Interchange City Portfolio......        2           TN      IND            --        3,523        12,683        (2,079)
International Multifoods........        1           CA      IND            --        1,613         4,879           122
Itasca Industrial Portfolio.....        6           IL      IND            --        6,416        19,289         1,145
Jamesburg Road Corporate Park...        3           NJ      IND        23,500       11,700        11,701        23,765
Janitrol........................        1           OH      IND            --        1,797         5,390           186

                                    GROSS AMOUNT CARRIED AT 12/31/98
                                  -------------------------------------                     YEAR OF      DEPRECIABLE
                                              BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/      LIFE
            PROPERTY                LAND     IMPROVEMENTS     (3)(4)      DEPRECIATION    ACQUISITION      (YEARS)
            --------              --------   ------------   -----------   ------------   -------------   -----------
Circle Freeway..................       530         1,614         2,144           18          1998           5-40
Corporate Park/Hickory Hill.....     6,789        20,534        27,323          392          1998           5-40
Corporate Square................     4,024        12,285        16,309          340          1997           5-40
Crysen Industrial...............     1,425         4,472         5,897           64          1998           5-40
Dallas Industrial Portfolio.....     7,797        24,091        31,888          676          1997           5-40
Deerfield Commerce Center.......       711         2,160         2,871           10          1998           5-40
Dixie Highway...................     1,700         5,151         6,851          132          1997           5-40
Dock's Corner...................     2,050         8,516        10,566          280          1997           5-40
Dock's Corner II................     2,272         7,241         9,513          194          1997           5-40
Dowe Industrial Center..........     2,665         8,084        10,748          222          1997           5-40
East Walnut Drive...............       964         2,918         3,882           75          1997           5-40
Edenvale Business Center........       919         2,608         3,527           56          1998           5-40
Elk Grove Village Industrial....     7,713        23,452        31,165          649          1997           5-40
Elmwood Business Park...........     4,163        12,648        16,810           60          1998           5-40
Empire Drive....................     1,590         4,815         6,405          123          1997           5-40
Executive Drive.................     1,399         4,555         5,954          129          1997           5-40
Fairway Drive Industrial........     1,954        11,030        12,983          191          1997           5-40
Fontana Industrial (Commerce)...     5,354        18,174        23,528          509          1997           5-40
Garland Industrial..............     8,161        25,146        33,308          340          1998           5-40
Glen Ellyn Road.................       850         2,588         3,438           13          1998           5-40
Greater Dallas Industrial
  Portfolio.....................     9,406        30,472        39,877          789          1997           5-40
Greater Houston Industrial
  Portfolio.....................     6,197        19,066        25,263          218          1998           5-40
Greenwood Industrial............     4,729        14,551        19,280          257          1998           5-40
Harvest Business Park...........     2,371         7,307         9,678          203          1997           5-40
Hewlett Packard Distribution....     1,668         5,082         6,750          140          1997           5-40
Hintz Road......................       420         1,280         1,700           14          1998           5-40
Holton Drive....................     2,633         7,972        10,605          204          1997           5-40
Houston Industrial Portfolio....     3,009         9,417        12,426          263          1997           5-40
Houston Service Center..........     3,800        11,618        15,418          201          1998           5-40
Industrial Drive................     1,743         5,410         7,153          145          1997           5-40
Interchange City Portfolio......     3,523        10,604        14,127           90          1998           5-40
International Multifoods........     1,613         5,001         6,614          139          1997           5-40
Itasca Industrial Portfolio.....     6,416        20,434        26,851          584          1997           5-40
Jamesburg Road Corporate Park...    11,700        35,466        47,166          679          1998           5-40
Janitrol........................     1,797         5,576         7,372          149          1997           5-40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                          INITIAL COST TO COMPANY               COSTS
                                     NO. OF                        --------------------------------------    CAPITALIZED
                                  BLDGS./CTRS.                     ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
            PROPERTY                  (1)        LOCATION   TYPE       (2)          LAND     IMPROVEMENTS    ACQUISITION
            --------              ------------   --------   ----   ------------   --------   ------------   -------------
Kent Centre.....................        4           WA      IND            --        3,042         9,165           294
Kingsport Industrial Park.......        7           WA      IND        17,310        7,919        23,798           359
L.A. County Industrial
  Portfolio.....................        6           CA      IND            --        9,671        29,082           352
Lake Michigan Industrial
  Portfolio.....................        2           IL      IND            --        2,886         8,699           101
Laurelwood Drive................        2           CA      IND            --        2,750         8,538           110
Lincoln Industrial Center.......        1           TX      IND            --          671         2,052            48
Linder Skokie...................        1           IL      IND            --        2,938         8,854           394
Lisle Industrial................        1           IL      IND            --        2,290         6,911            39
Locke Drive.....................        1           MA      IND            --        1,074         3,614          (326)
Lonestar Portfolio..............        7           TX      IND        17,000        7,129        21,428           220
Mahwah Corporate Center.........        7           NJ      IND            --       10,421        31,909            10
Marietta Industrial.............        3           GA      IND            --        1,830         5,489            33
MBC Industrial..................        4           CA      IND        12,600        5,892        17,716            62
Meadowridge Industrial..........        3           MD      IND            --        3,716        11,147            20
Melrose Park....................        1           IL      IND            --        2,936         9,190            39
Mendota Heights.................        1           IL      IND           668        1,367         4,565         1,621
Metric Center...................        6           TX      IND            --       10,968        31,362         2,013
Mid-Atlantic Corporate Center...       13           NJ      IND            --        6,581        19,783         1,180
Milmont Page Business Center....        3           CA      IND            --        3,201         9,642           162
Minneapolis Distribution
  Portfolio.....................        5           MN      IND            --        7,018        21,093           751
Minneapolis Industrial Portfolio
  IV............................        4           MN      IND         8,109        4,938        14,854           556
Minneapolis Industrial Portfolio
  V.............................        7           MN      IND         6,965        4,426        13,317           240
Minnetonka Industrial...........       10           MN      IND        12,635        6,794         6,586        14,629
Mittel Drive....................        2           IL      IND            --          646         1,970            (2)
Moffett Park R&D Portfolio......       14           CA      IND            --       14,807        44,462         1,181
NDP -- Los Angeles..............        6           CA      IND        10,902        5,875        19,139        (1,070)
NDP -- Seattle..................        4           WA      IND            --        3,888        11,893            --
Norcross/Brookhollow
  Portfolio.....................        4           GA      IND            --        3,721        11,180           329
Northpointe Commerce............        2           CA      IND            --        1,773         5,358            83
Northwest Distribution Center...        3           WA      IND            --        3,533        10,751           555
O'Hare Industrial Portfolio.....       15           IL      IND            --        7,357        22,112           306
Pacific Business Center.........        2           CA      IND         9,697        5,417        16,291           165

                                    GROSS AMOUNT CARRIED AT 12/31/98
                                  -------------------------------------                     YEAR OF      DEPRECIABLE
                                              BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/      LIFE
            PROPERTY                LAND     IMPROVEMENTS     (3)(4)      DEPRECIATION    ACQUISITION      (YEARS)
            --------              --------   ------------   -----------   ------------   -------------   -----------
Kent Centre.....................     3,042         9,459        12,501          265          1997           5-40
Kingsport Industrial Park.......     7,919        24,158        32,077          670          1997           5-40
L.A. County Industrial
  Portfolio.....................     9,671        29,435        39,106          815          1997           5-40
Lake Michigan Industrial
  Portfolio.....................     2,886         8,799        11,686          243          1997           5-40
Laurelwood Drive................     2,750         8,648        11,398          234          1997           5-40
Lincoln Industrial Center.......       671         2,099         2,770           58          1997           5-40
Linder Skokie...................     2,938         9,248        12,186          261          1997           5-40
Lisle Industrial................     2,290         6,950         9,240          191          1997           5-40
Locke Drive.....................     1,074         3,288         4,361           65          1998           5-40
Lonestar Portfolio..............     7,129        21,648        28,777          598          1997           5-40
Mahwah Corporate Center.........    10,421        31,919        42,340          231          1998           5-40
Marietta Industrial.............     1,830         5,522         7,352           93          1998           5-40
MBC Industrial..................     5,892        17,778        23,670          489          1997           5-40
Meadowridge Industrial..........     3,716        11,168        14,884          187          1998           5-40
Melrose Park....................     2,936         9,229        12,165          253          1997           5-40
Mendota Heights.................     1,367         6,186         7,553          186          1998           5-40
Metric Center...................    10,968        33,375        44,343          919          1997           5-40
Mid-Atlantic Corporate Center...     6,581        20,963        27,544          603          1997           5-40
Milmont Page Business Center....     3,201         9,804        13,005          272          1997           5-40
Minneapolis Distribution
  Portfolio.....................     7,018        21,845        28,863          615          1997           5-40
Minneapolis Industrial Portfolio
  IV............................     4,938        15,409        20,347          434          1997           5-40
Minneapolis Industrial Portfolio
  V.............................     4,426        13,557        17,982          376          1997           5-40
Minnetonka Industrial...........     6,794        21,216        28,009          297          1998           5-40
Mittel Drive....................       646         1,968         2,614           10          1998           5-40
Moffett Park R&D Portfolio......    14,805        45,646        60,450        1,345          1997           5-40
NDP -- Los Angeles..............     5,948        17,996        23,944           79          1998           5-40
NDP -- Seattle..................     3,888        11,893        15,780           61          1998           5-40
Norcross/Brookhollow
  Portfolio.....................     3,721        11,509        15,230          322          1997           5-40
Northpointe Commerce............     1,773         5,442         7,215          150          1997           5-40
Northwest Distribution Center...     3,533        11,306        14,838          317          1997           5-40
O'Hare Industrial Portfolio.....     7,357        22,418        29,776          620          1997           5-40
Pacific Business Center.........     5,417        16,457        21,874          454          1997           5-40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                          INITIAL COST TO COMPANY               COSTS
                                     NO. OF                        --------------------------------------    CAPITALIZED
                                  BLDGS./CTRS.                     ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
            PROPERTY                  (1)        LOCATION   TYPE       (2)          LAND     IMPROVEMENTS    ACQUISITION
            --------              ------------   --------   ----   ------------   --------   ------------   -------------
Pacific Service Center..........        1           GA      IND            --          504         1,511            13
Parkway Business Center.........        1           MN      IND            --          475         1,425            86
Patuxent Range Road.............        2           MD      IND            --        1,696         5,127            77
Peachtree NE Business Center....        3           GA      IND            --        2,197         6,592           146
Peninsula Business Center III...        1           VA      IND            --          992         2,976            41
Penn James Office/Warehouse.....        2           MN      IND            --        1,991         6,013           403
Pennsy Drive....................        1           MD      IND            --          657         2,011         1,793
Porete Avenue Warehouse.........        1           NJ      IND         9,928        4,067        12,509            --
Presidents Drive Distribution
  Center........................        6           FL      IND            --        3,687        11,314           271
Preston Court...................        1           MD      IND            --        2,313         7,192             7
Production Drive................        1           KY      IND            --          425         1,286           135
Round Lake Business Center......        1           MN      IND            --          875         2,860            72
Sabal III.......................        1           FL      IND            --        1,211         3,634            67
Sand Lake Service Center........        6           FL      IND            --           --            --           248
Santa Barbara Court.............        1           MD      IND            --        1,617         5,029           118
Scripps Sorrento................        1           CA      IND            --        1,110         3,330            30
Silicon Valley R&D Portfolio....        5           CA      IND            --        8,024        24,205           219
South Bay Industrial............        8           CA      IND        19,226       14,992        45,016           929
South Point Business Park.......        7           NC      IND            --        5,371         5,446        10,817
Southfield/KDRC Industrial
  Portfolio.....................       10           GA      IND            --        9,629        28,928           620
Stadium Business Park...........        9           CA      IND         4,770        3,768        11,345           255
Stapleton Square................        2           CO      IND            --          526         1,577            98
Sunrise Industrial..............        4           FL      IND        17,514        5,982        18,174         1,136
Systematics.....................        1           CA      IND            --          911         2,773            39
Torrance Commerce Center........        6           CA      IND            --        2,046         6,136            91
Twin Cities.....................        2           MN      IND            --        4,873        14,638            82
Two South Middlesex.............        1           NJ      IND            --        2,247         6,781            39
Valwood Industrial..............        2           TX      IND         3,954        1,983         5,989           258
Viscount........................        1           FL      IND            --          984         3,016             7
Weigman Road....................        1           CA      IND            --        1,563         4,688           164
West North Carrier Parkway......        1           TX      IND         3,201        1,375         4,165           124
Willow Lake Industrial Park.....       10           TN      IND        37,928       11,997        32,286         3,875
Willow Park Industrial
  Portfolio.....................       21           CA      IND        33,271       25,623        74,800         3,488

                                    GROSS AMOUNT CARRIED AT 12/31/98
                                  -------------------------------------                     YEAR OF      DEPRECIABLE
                                              BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/      LIFE
            PROPERTY                LAND     IMPROVEMENTS     (3)(4)      DEPRECIATION    ACQUISITION      (YEARS)
            --------              --------   ------------   -----------   ------------   -------------   -----------
Pacific Service Center..........       504         1,525         2,028           17          1998           5-40
Parkway Business Center.........       475         1,511         1,986           31          1998           5-40
Patuxent Range Road.............     1,696         5,204         6,900          144          1997           5-40
Peachtree NE Business Center....     2,197         6,737         8,935           77          1998           5-40
Peninsula Business Center III...       992         3,017         4,009           33          1998           5-40
Penn James Office/Warehouse.....     1,991         6,416         8,407          184          1997           5-40
Pennsy Drive....................       657         3,804         4,461          141          1997           5-40
Porete Avenue Warehouse.........     4,067        12,509        16,576           93          1998           5-40
Presidents Drive Distribution
  Center........................     3,687        11,585        15,272          310          1997           5-40
Preston Court...................     2,313         7,199         9,512          193          1997           5-40
Production Drive................       425         1,421         1,846           39          1997           5-40
Round Lake Business Center......       875         2,932         3,807           67          1998           5-40
Sabal III.......................     1,211         3,701         4,913           42          1998           5-40
Sand Lake Service Center........        --           248           248           16          1998           5-40
Santa Barbara Court.............     1,617         5,147         6,764          141          1997           5-40
Scripps Sorrento................     1,110         3,360         4,471           36          1998           5-40
Silicon Valley R&D Portfolio....     8,024        24,424        32,448          679          1997           5-40
South Bay Industrial............    14,992        45,945        60,937        1,347          1997           5-40
South Point Business Park.......     5,371        16,263        21,634           37          1998           5-40
Southfield/KDRC Industrial
  Portfolio.....................     9,629        29,548        39,177          730          1997           5-40
Stadium Business Park...........     3,768        11,600        15,368          323          1997           5-40
Stapleton Square................       526         1,675         2,201           21          1998           5-40
Sunrise Industrial..............     6,266        19,026        25,292           90          1998           5-40
Systematics.....................       911         2,812         3,723           77          1997           5-40
Torrance Commerce Center........     2,046         6,228         8,273           69          1998           5-40
Twin Cities.....................     4,873        14,720        19,592          405          1997           5-40
Two South Middlesex.............     2,247         6,821         9,068          187          1997           5-40
Valwood Industrial..............     1,983         6,247         8,230          176          1997           5-40
Viscount........................       984         3,023         4,007           79          1997           5-40
Weigman Road....................     1,563         4,852         6,415          130          1997           5-40
West North Carrier Parkway......     1,375         4,289         5,664          120          1997           5-40
Willow Lake Industrial Park.....    11,997        36,161        48,158          311          1998           5-40
Willow Park Industrial
  Portfolio.....................    25,623        78,288       103,911          531          1998           5-40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                          INITIAL COST TO COMPANY               COSTS
                                     NO. OF                        --------------------------------------    CAPITALIZED
                                  BLDGS./CTRS.                     ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
            PROPERTY                  (1)        LOCATION   TYPE       (2)          LAND     IMPROVEMENTS    ACQUISITION
            --------              ------------   --------   ----   ------------   --------   ------------   -------------
Wilsonville.....................        1           OR      IND            --        3,407        14,584        (1,043)
Windsor Court...................        1           IL      IND            --          766         2,338            39
Yosemite Drive..................        1           CA      IND            --        2,350         7,051           246
Zanker/Charcot Industrial.......        5           CA      IND            --        5,282        15,887           405
Applewood Village Shopping
  Center........................        1           CO      RET            --        6,716        26,903           326
Arapahoe Village Shopping
  Center........................        1           CO      RET        10,635        3,795        15,220           318
Around Lenox....................        1           GA      RET        10,514        3,462        13,848           775
Aurora Marketplace..............        1           WA      RET            --        3,243        13,013            44
Bayhill Shopping Center.........        1           CA      RET            --        2,844        11,417         1,482
Brentwood Commons...............        1           IL      RET         5,036        1,810         7,280           109
Civic Center Plaza..............        1           IL      RET        13,377        5,113        20,492          (393)
Corbins Corner Shopping
  Center........................        1           CT      RET            --        6,438        25,791           537
Eastgate Plaza..................        1           WA      RET            --        2,122         8,529           256
Five Points Shopping Center.....        1           CA      RET            --        5,412        21,687           228
Granada Village.................        1           CA      RET        14,460        6,533        26,172           396
Kendall Mall....................        1           FL      RET        24,423        7,069        28,316           692
La Jolla Village Shopping
  Center........................        1           CA      RET        17,750        6,936        27,785           127
Lakeshore Plaza Shopping
  Center........................        1           CA      RET            --        6,706        26,865           163
Long Gate Shopping Center.......        1           MD      RET            --        9,662        38,677            39
Manhattan Village Shopping
  Center........................        1           CA      RET            --       16,484        66,578           667
Mazzeo Drive....................        1           MA      RET         4,007        1,477         4,358           105
Pleasant Hill Shopping Center...        1           CA      RET            --        5,403        21,654           309
Randall's Dairy Ashford.........        1           TX      RET            --        2,542        10,179            56
Randall's First Colony..........        1           TX      RET            --        2,139         8,563            42
Randall's Memorial Commons......        1           TX      RET            --        2,053         8,221            45
Randall's Woodway...............        1           TX      RET            --        3,075        12,313           845
Riverview Plaza Shopping
  Center........................        1           IL      RET            --        2,656        10,663           228
Rockford Road Plaza.............        1           MN      RET            --        4,333        17,371           112
Silverado Plaza Shopping
  Center........................        1           CA      RET         4,786        1,928         7,753           165
The Plaza at Delray.............        1           FL      RET        22,747        6,968        27,914           121

                                    GROSS AMOUNT CARRIED AT 12/31/98
                                  -------------------------------------                     YEAR OF      DEPRECIABLE
                                              BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/      LIFE
            PROPERTY                LAND     IMPROVEMENTS     (3)(4)      DEPRECIATION    ACQUISITION      (YEARS)
            --------              --------   ------------   -----------   ------------   -------------   -----------
Wilsonville.....................     3,407        13,541        16,948          313          1998           5-40
Windsor Court...................       766         2,377         3,143           65          1997           5-40
Yosemite Drive..................     2,350         7,297         9,647          195          1997           5-40
Zanker/Charcot Industrial.......     5,282        16,292        21,575          455          1997           5-40
Applewood Village Shopping
  Center........................     6,716        27,228        33,944          752          1997           5-40
Arapahoe Village Shopping
  Center........................     3,795        15,538        19,333          432          1997           5-40
Around Lenox....................     3,462        14,623        18,085           98          1998           5-40
Aurora Marketplace..............     3,243        13,057        16,300          359          1997           5-40
Bayhill Shopping Center.........     2,844        12,898        15,743          384          1997           5-40
Brentwood Commons...............     1,810         7,390         9,200          204          1997           5-40
Civic Center Plaza..............     4,550        20,662        25,212          570          1997           5-40
Corbins Corner Shopping
  Center........................     6,438        26,328        32,765          733          1997           5-40
Eastgate Plaza..................     2,122         8,785        10,907          246          1997           5-40
Five Points Shopping Center.....     5,412        21,915        27,327          606          1997           5-40
Granada Village.................     6,533        26,568        33,101          737          1997           5-40
Kendall Mall....................     7,069        29,009        36,078          810          1997           5-40
La Jolla Village Shopping
  Center........................     6,936        27,912        34,848          768          1997           5-40
Lakeshore Plaza Shopping
  Center........................     6,706        27,028        33,734          745          1997           5-40
Long Gate Shopping Center.......     9,662        38,716        48,378        1,117          1997           5-40
Manhattan Village Shopping
  Center........................    16,484        67,245        83,729        1,975          1997           5-40
Mazzeo Drive....................     1,477         4,463         5,941           85          1998           5-40
Pleasant Hill Shopping Center...     5,403        21,963        27,366          609          1997           5-40
Randall's Dairy Ashford.........     2,542        10,235        12,777          281          1997           5-40
Randall's First Colony..........     2,139         8,605        10,743          236          1997           5-40
Randall's Memorial Commons......     2,053         8,267        10,320          227          1997           5-40
Randall's Woodway...............     3,075        13,158        16,233          378          1997           5-40
Riverview Plaza Shopping
  Center........................     2,656        10,892        13,547          303          1997           5-40
Rockford Road Plaza.............     4,333        17,482        21,815          482          1997           5-40
Silverado Plaza Shopping
  Center........................     1,928         7,918         9,846          220          1997           5-40
The Plaza at Delray.............     6,968        28,035        35,004          773          1997           5-40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                          INITIAL COST TO COMPANY               COSTS
                                     NO. OF                        --------------------------------------    CAPITALIZED
                                  BLDGS./CTRS.                     ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
            PROPERTY                  (1)        LOCATION   TYPE       (2)          LAND     IMPROVEMENTS    ACQUISITION
            --------              ------------   --------   ----   ------------   --------   ------------   -------------
Totem Lake Malls................        1           WA      RET            --        5,200        20,800           327
Twin Oaks Shopping Center.......        1           CA      RET            --        2,399         9,637           320
Weslayan Plaza..................        1           TX      RET            --        7,842        31,409           879
Woodlawn Point Shopping
  Center........................        1           GA      RET         4,557        2,318         9,312            89
Ygnacio Plaza...................        1           CA      RET         7,715        3,017        12,108           628
                                      ---                            --------     --------    ----------      --------
                                      609                            $597,637     $747,764    $2,294,752      $143,268
                                      ===                            ========     ========    ==========      ========

                                    GROSS AMOUNT CARRIED AT 12/31/98
                                  -------------------------------------                     YEAR OF      DEPRECIABLE
                                              BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/      LIFE
            PROPERTY                LAND     IMPROVEMENTS     (3)(4)      DEPRECIATION    ACQUISITION      (YEARS)
            --------              --------   ------------   -----------   ------------   -------------   -----------
Totem Lake Malls................     5,200        21,127        26,327          454          1998           5-40
Twin Oaks Shopping Center.......     2,399         9,957        12,356          279          1997           5-40
Weslayan Plaza..................     7,842        32,288        40,131          903          1997           5-40
Woodlawn Point Shopping
  Center........................     2,318         9,401        11,719          259          1997           5-40
Ygnacio Plaza...................     3,017        12,737        15,754          362          1997           5-40
                                  --------    ----------    ----------      -------
                                  $740,680    $2,445,104    $3,185,784      $58,404
                                  ========    ==========    ==========      =======

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

    (1) Reconciliation of total number of industrial buildings and retail centers to Selected Financial and Other Data as of December 31, 1998:

    Total per Schedule III(5)                                 609
      Bldgs./ctrs. under development(6)                         3
      Bldgs./ctrs. held for divestiture                         8
                                                              ---
            Total number of bldgs./ctrs. at end of period     620
                                                              ===

    (2) As of December 31, 1998, Properties with a net book value of $188,442, served as collateral for outstanding indebtedness under a secured debt facility of $73,000.

    (3) Reconciliation of total cost to Consolidated Balance Sheet caption at December 31, 1998:

    Total per Schedule III(7)                                 $3,185,784
    Construction in process(8)                                   183,276
                                                              ----------
            Total investments in properties                    3,369,060
                                                              ==========

    (4) As of December 31, 1998, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2,953,704.

    (5) Includes three industrial buildings and one retail center that are currently in operation, but are undergoing redevelopment, expansion, and/or renovations.

    (6) Includes three retail centers currently under development that have not reached stabilization and excludes land parcels under development or land held for future development.

    (7) A summary of activity for real estate and accumulated depreciation for the year ended December 31, 1998, is as follows:

    Investment in Real Estate:
      Balance at beginning of year                            $2,373,151
      Acquisition of properties(9)                               770,444
      Improvements                                               143,268
      Acquisition of properties under redevelopment               15,673
      Adjustment for properties held for divestiture            (116,753)
                                                              ----------
      Balance at end of year                                   3,185,783
                                                              ==========
    Accumulated Depreciation:
      Balance at beginning of year                            $    4,153
      Depreciation expense                                        54,463
      Adjustment for properties held for divestiture                (212)
                                                              ----------
      Balance at end of year                                      58,404
                                                              ==========

    (8) Includes $154.0 million of fundings for projects under development and $29.3 million of leasing and other costs related to leases starting subsequent to December 31, 1998.

    (9) Excludes $67.1 million investment in unconsolidated joint venture.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Third Amended and Restated Agreement of Limited Partnership
           of AMB Property, L.P. (incorporated by reference to Exhibit
           99.1 of the Company's Registration Statement of Form S-3
           (No. 333-68291)).
  4.1      Indenture dated as of June 30, 1998 by and among the
           Operating Partnership, the Company and State Street Bank and
           Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
           Statement on Form S-11 (No. 333-49163)).
  4.2      First Supplemental Indenture dated as of June 30, 1998 by
           and among the Operating Partnership, the Company and State
           Street Bank and Trust Company of California, N.A., as
           trustee (incorporated by reference to Exhibit 4.2 to the
           Registrant's Registration Statement Form S-11 (No.
           333-49163)).
  4.3      Second Supplemental Indenture dated as of June 30, 1998 by and among the Operating Partnership, the Company and State
           Street Bank and Trust Company of California, N.A., as
           trustee (incorporated by reference to Exhibit 4.3 to the
           Registrant's Registration Statement on Form S-11 (No.
           333-49163)).
  4.4      Third Supplemental Indenture dated as of June 30, 1998 by
           and among the Operating Partnership, the Company and State
           Street Bank and Trust Company of California, N.A., as
           trustee (incorporated by reference to Exhibit 4.4 to the
           Registrant's Registration Statement on Form S-11 (No.
           333-49163)).
  4.5      Specimen of 7.10% Notes due 2008 (included in the First
           Supplemental Indenture incorporated by reference as Exhibit
           4.2 to the Registrant's Registration Statement on Form S-11
           (No. 333-49163)).
  4.6      Specimen of 7.50% Notes due 2018 (included in the Second
           Supplemental Indenture incorporated by reference as Exhibit
           4.3 to the Registrant's Registration Statement on Form S-11
           (No. 333-49163)).
  4.7      Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 to the Registrant's Registration Statement on
           Form S-11 (No. 333-49163)).
 10.1      Second Amended and Restated Credit Agreement, dated November
           26, 1997 (incorporated by reference to Exhibit 10.3 of the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1998).
 10.2      Amendment to Second Amended and Restated Revolving Credit
           Agreement made as of May 29, 1998 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1998).
 10.3      Second Amendment to Second Amended and Restated Revolving
           Credit Agreement made as of September 30, 1998 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
 10.4      Form of Change in Control and Noncompetition Agreement
           between the Registrant and Executive Officers (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
 10.5      The First Amended and Restated 1997 Stock Option and
           Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K
           for the year ended December 31, 1998).
 10.6      The First Amendment to the First Amended Restated Stock
           Option and Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1998).
 21.1      Subsidiaries of the Registrant.
 23.1      Consent of Arthur Andersen LLP.
 24.1      Powers of Attorney (included in Part IV of this Form 10-K).
 27.1      Financial Data Schedule -- AMB Property, L.P.

     (b) REPORTS ON FORM 8-K:

     On December 2, 1998 the Registrant filed a Form 8-K, dated December 2, 1998, filing financial statements with respect to property acquisitions.

     On January 7, 1999 the Registrant filed a Form 8-K, dated November 12, 1998, reporting the private placement of the Series B Units and the Series C Units.

     (c) EXHIBITS:

     See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES:

     See Item 14(a)(1) and (2) above.