Form 10-Q
period 1999-09-30
AMB PROPERTY LP
filed 1999-11-12
CIK 1045610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               AMB PROPERTY, L.P.

                                     INDEX

                                                                       PAGE
                                                                       ----
                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of December 31, 1998 and
         September, 1999 (unaudited).................................    1
         Consolidated Statements of Operations for the nine and three
         months ended September 30, 1998 and 1999 (unaudited)........    2
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1999 (unaudited)...............    3
         Consolidated Statement of Partners' Capital for the nine
         months ended September 30, 1999 (unaudited).................    4
         Notes to Consolidated Financial Statements (unaudited)......    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risks.......................................................   27

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   28
Item 2.  Changes in Securities and Use of Proceeds...................   28
Item 3.  Defaults Upon Senior Securities.............................   28
Item 4.  Submission of Matters to a Vote of Security Holders.........   28
Item 5.  Other Information...........................................   28
Item 6.  Exhibits and Reports on Form 8-K............................   40

---------------

The following are trademarks of AMB Property Corporation: Strategic Alliance Programs, Development Alliance Program, Development Alliance Partners, UPREIT Alliance Program, Institutional Alliance Program, Institutional Alliance Partners, Management Alliance Program, Customer Alliance Program and Broker Alliance Program.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1998            1999
                                                              ------------    -------------
Investments in real estate:
Land and improvements.......................................   $  740,680      $  698,445
  Buildings and improvements................................    2,445,104       2,201,905
  Construction in progress..................................      183,276         168,348
                                                               ----------      ----------
          Total investments in properties...................    3,369,060       3,068,698
  Accumulated depreciation and amortization.................      (58,404)        (85,521)
                                                               ----------      ----------
          Net investments in properties.....................    3,310,656       2,983,177
  Investment in unconsolidated joint venture................       57,655          58,685
  Properties held for divestiture, net......................      115,050         477,815
                                                               ----------      ----------
          Net investments in real estate....................    3,483,361       3,519,677
Cash and cash equivalents...................................       25,137          70,821
Other assets................................................       54,387          57,449
                                                               ----------      ----------
          Total assets......................................   $3,562,885      $3,647,947
                                                               ==========      ==========

                             LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................   $  734,196      $  749,571
  Secured credit facility...................................           --          80,000
  Unsecured senior debt securities..........................      400,000         400,000
  Unsecured credit facility.................................      234,000          49,000
                                                               ----------      ----------
          Total debt........................................    1,368,196       1,278,571
Other liabilities...........................................      104,305         138,360
                                                               ----------      ----------
          Total liabilities.................................    1,472,501       1,416,931
Commitments and contingencies...............................           --              --
Minority interests..........................................      176,127         275,897
Partner's Capital:
  General Partner, 85,688,109 and 86,347,230 units
     outstanding, respectively, and 4,000,000 Series A
     preferred units with a $100,000 liquidation
     preference.............................................    1,765,360       1,802,795
  Limited Partners, 4,447,839 and 4,532,584 units
     outstanding, respectively, and 1,300,000 Series B
     preferred units with a $65,000 liquidation
     preference.............................................      148,897         152,324
                                                               ----------      ----------
          Total partners' capital...........................    1,914,257       1,955,119
                                                               ----------      ----------
          Total liabilities and partners' capital...........   $3,562,885      $3,647,947
                                                               ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                      FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------------------   ---------------------------
                                                         1998          1999           1998           1999
                                                      -----------   -----------   ------------   ------------
REVENUES
Rental revenues.....................................  $   251,844   $   330,895   $    92,841    $   109,708
  Equity in earnings of unconsolidated joint
     venture........................................          833         3,580           833          1,252
  Investment management and other income............        2,183         2,258           387            824
                                                      -----------   -----------   -----------    -----------
          Total revenues............................      254,860       336,733        94,061        111,784
OPERATING EXPENSES
  Property operating expenses.......................       28,781        39,110        10,752         13,153
  Real estate taxes.................................       33,686        43,431        12,413         13,629
  General and administrative(2).....................       13,864        19,116         4,800          6,107
  Interest, including amortization..................       47,105        67,705        19,544         21,147
  Depreciation and amortization.....................       40,052        49,295        14,750         15,693
                                                      -----------   -----------   -----------    -----------
          Total operating expenses..................      163,488       218,657        62,259         69,729
                                                      -----------   -----------   -----------    -----------
          Income from operations before minority
            interests...............................       91,372       118,076        31,802         42,055
  Minority interests' share of net income...........       (3,085)      (14,002)       (1,427)        (5,621)
                                                      -----------   -----------   -----------    -----------
          Net income before gain from divestiture of
            real estate.............................       88,287       104,074        30,375         36,434
  Gain from divestiture of real estate..............           --        33,057            --         21,532
                                                      -----------   -----------   -----------    -----------
          Net income before extraordinary items.....       88,287       137,131        30,375         57,966
  Extraordinary items...............................           --        (2,856)           --         (1,347)
                                                      -----------   -----------   -----------    -----------
          Net income................................       88,287       134,275        30,375         56,619
  Series A preferred unit distribution..............       (1,514)       (6,375)       (1,514)        (2,125)
  Series B preferred unit distribution..............           --        (4,206)           --         (1,402)
                                                      -----------   -----------   -----------    -----------
          Net income available to common
            unitholders.............................  $    86,773   $   123,694   $    28,861    $    53,092
                                                      ===========   ===========   ===========    ===========
Income available to common unitholders attributable
  to:
     General partner................................  $    83,243   $   117,535   $    27,358    $    50,454
     Limited partners...............................        3,530         6,159         1,503          2,638
                                                      -----------   -----------   -----------    -----------
                                                      $    86,773   $   123,694   $    28,861    $    53,092
                                                      ===========   ===========   ===========    ===========
BASIC INCOME PER COMMON UNIT:
  Before extraordinary items........................  $      0.97   $      1.39   $      0.32    $      0.60
  Extraordinary items...............................           --         (0.03)           --          (0.02)
                                                      -----------   -----------   -----------    -----------
          Net income available to common
            unitholders.............................  $      0.97   $      1.36   $      0.32    $      0.58
                                                      ===========   ===========   ===========    ===========
DILUTED INCOME PER COMMON UNIT:
  Before extraordinary items........................  $      0.97   $      1.39   $      0.32    $      0.60
  Extraordinary items...............................           --         (0.03)           --          (0.02)
                                                      -----------   -----------   -----------    -----------
          Net income available to common
            unitholders.............................  $      0.97   $      1.36   $      0.32    $      0.58
                                                      ===========   ===========   ===========    ===========
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
  Basic.............................................   89,214,581    90,796,692    89,675,763     91,078,726
                                                      ===========   ===========   ===========    ===========
  Diluted...........................................   89,188,352    90,897,525    90,053,107     91,179,441
                                                      ===========   ===========   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                               FOR THE NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998         1999
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  88,287    $134,275
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     40,052      49,295
  Straight-line rents.......................................     (8,083)     (7,523)
  Amortization of debt premiums and financing costs.........     (1,921)     (2,156)
  Minority interests' share of net income...................      3,085      14,002
  Gain on divestiture of real estate........................         --     (33,057)
  Non-cash portion of extraordinary items...................         --      (1,884)
  Equity in (earnings) loss of AMB Investment Management....        394         411
  Equity in earnings of unconsolidated joint venture........       (833)     (3,580)
Changes in assets and liabilities:
  Other assets..............................................    (11,795)      1,758
  Other liabilities.........................................     28,047      34,056
                                                              ---------    --------
       Net cash provided by operating activities............    137,233     185,597
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions.........................   (397,388)   (309,699)
Additions to land, building, development costs, and other
  first generation improvements.............................    (93,778)   (108,027)
Additions to second generation building improvements and
  lease costs...............................................     (7,622)    (20,046)
Acquisition of interest in unconsolidated joint venture.....    (67,149)         --
Distribution received from unconsolidated joint venture.....      1,011       2,550
Net proceeds from divestiture of real estate................         --     460,132
Reduction of payable to affiliates in connection with
  Formation Transactions....................................    (38,071)         --
                                                              ---------    --------
       Net cash provided by (used in) investing
       activities...........................................   (602,997)     24,910
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................         --         732
Borrowings on unsecured credit facility.....................    546,000     265,000
Borrowings on secured credit facility.......................         --      80,000
Borrowings on secured debt..................................     54,554      35,253
Payments on unsecured credit facility.......................   (491,000)   (450,000)
Payments on secured debt....................................    (62,916)    (73,860)
Payments of financing fees..................................         --        (320)
Net proceeds from issuance of senior debt securities........    399,166          --
Net proceeds from issuance of Series A preferred stock......     96,100          --
Net proceeds from issuance of Series D preferred units......         --      77,690
Net proceeds from issuance of Series E preferred units......         --      10,857
Contributions from investors of Alliance Fund I.............         --      11,600
Distributions paid to common and preferred unitholders......    (62,251)   (101,901)
Distributions to minority interests, including preferred
  units.....................................................    (20,651)    (19,874)
                                                              ---------    --------
       Net cash provided by (used in) financing
       activities...........................................    459,002    (164,823)
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........     (6,762)     45,684
Cash and cash equivalents at beginning of period............     39,968      25,137
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  33,206    $ 70,821
                                                              =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $  39,291    $ 61,267
                                                              =========    ========
Non-cash transactions:
  Acquisitions of properties................................  $ 674,365    $381,713
  Assumption of debt........................................   (171,988)    (57,480)
  Minority interest's contribution, including units
    issued..................................................   (104,989)    (14,534)
                                                              ---------    --------
       Net cash paid........................................  $ 397,388    $309,699
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                      GENERAL PARTNER                               LIMITED PARTNERS
                                       ---------------------------------------------   ------------------------------------------
                                         PREFERRED UNITS          COMMON UNITS           PREFERRED UNITS         COMMON UNITS
                                       -------------------   -----------------------   -------------------   --------------------
                                         UNITS     AMOUNT      UNITS        AMOUNT       UNITS     AMOUNT      UNITS     AMOUNTS
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
Balance at December 31, 1998.........  4,000,000   $96,100   85,688,109   $1,669,260   1,300,000   $62,190   4,447,839   $ 86,707
Net Income...........................         --     6,375           --      117,535          --    4,206           --      6,159
Contributions........................         --        --           --           --          --       --      620,498     14,101
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................         --        --       98,368        2,215          --       --           --         --
Issuance of common limited
  partnership units in connection
  with issuance of stock options.....         --        --       25,000          526          --       --           --         --
Conversion of operating
  partnership........................         --        --      535,753       11,053          --       --     (535,753)   (12,761)
Deferred compensation................         --        --           --       (3,080)         --       --           --         --
Deferred compensation amortization...         --        --           --          555          --       --           --         --
Reallocation of interests............         --        --           --         (676)         --       --           --        676
Distributions........................         --    (6,375)          --      (90,693)         --   (4,206)          --     (4,748)
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
Balance at September 30, 1999........  4,000,000   $96,100   86,347,230   $1,706,695   1,300,000   $62,190   4,532,584   $ 90,134
                                       =========   =======   ==========   ==========   =========   =======   =========   ========


                                         TOTAL
                                       ----------
Balance at December 31, 1998.........  $1,914,257
Net Income...........................     134,275
Contributions........................      14,101
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................       2,215
Issuance of common limited
  partnership units in connection
  with issuance of stock options.....         526
Conversion of operating
  partnership........................      (1,708)
Deferred compensation................      (3,080)
Deferred compensation amortization...         555
Reallocation of interests............          --
Distributions........................    (106,022)
                                       ----------
Balance at September 30, 1999........  $1,955,119
                                       ==========

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

 1. ORGANIZATION AND FORMATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "IPO") on November 26, 1997. The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation comply with the rules and regulations to enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

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

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share, for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. The net proceeds of approximately $300,032 were used to repay indebtedness, to purchase interests from certain investors who elected not to receive Common Stock or LP Units in connection with the Formation Transactions, to fund property acquisitions and for general corporate working capital requirements.

     As of September 30, 1999, the Company owned an approximate 95.0% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.0% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"). The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and an officer of AMB Investment Management collectively purchased 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment manage-

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

ment services on a fee basis to clients. The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation (representing a 95% economic interest therein). Certain executive officers of the Company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation primarily invests in properties and interests in entities that engage in the management, leasing and development of properties and similar activities. The Operating Partnership accounts for its investment in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

     As of September 30, 1999, the Company owned 692 industrial buildings (the "Industrial Properties") and 17 retail centers (the "Retail Properties") located in 26 markets throughout the United States. The Industrial Properties, principally warehouse distribution buildings, encompass approximately 63.8 million rentable square feet and, as of September 30, 1999, were 96.7% leased to over 2,180 tenants. The Retail Properties, principally grocer-anchored community shopping centers, encompass approximately 3.6 million rentable square feet and, as of September 30, 1999, were 92.0% leased to over 500 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

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

     The consolidated financial statements for prior periods have been reclassified to conform to current classifications with no effect on results of operations. General and administrative expenses on the Consolidated Statements of Operations includes internal asset management costs of $5,170 and $7,181 for the nine months ended September 30, 1998 and 1999, respectively, and $1,968 and $2,522 for the three months ended September 30, 1998 and 1999, respectively. Prior to the third quarter of 1999, such costs were classified as property operating expenses.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Operating Partnership's consolidated financial position and results of operations for the interim periods.

     The interim results of the nine and three months ended September 30, 1998 and 1999 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Operating Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

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

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the third quarter of 1999, the Operating Partnership acquired $66,987 in operating properties, consisting of 14 industrial buildings, aggregating 1.5 million square feet. The Operating Partnership also initiated four new development projects aggregating approximately 1.0 million square feet, during the quarter, with a total estimated cost of $92,100 upon completion. Two development projects, aggregating approximately 0.7 million square feet, were completed during the quarter, at a total aggregate cost of $29,800. As of September 30, 1999, the Operating Partnership had 16 industrial projects, aggregating approximately 4.1 million square feet, in its development pipeline, with a total estimated cost of $243,300 upon completion, and three retail projects, aggregating approximately 0.5 million square feet, in its development pipeline, with a total estimated cost of $70,200 upon completion.

 4. PROPERTY DIVESTITURE AND PROPERTY HELD FOR DIVESTITURE

     Property Divestiture. On March 9, 1999, the Operating Partnership signed three separate definitive agreements with BPP Retail, LLC ("BPP Retail"), a co-investment entity between Burnham Pacific ("BPP") and the California Public Employees' Retirement System ("CalPERS"), pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663,400. The sale of three of the properties was subject to the consent of one of the Operating Partnership's joint venture partners, which did not consent to the sale of these properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560,300. The Operating Partnership intends to dispose of the remaining three properties or its interests in the joint ventures through which it holds the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, the Operating Partnership has the right to extend the closing dates for a period of up to either 20 or 50 days. The Operating Partnership exercised this right with respect to the first and second transactions, which occurred on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closing of the first transaction, BPP Retail acquired nine retail shopping centers, totaling approximately 1.4 million square feet, for an aggregate price of approximately $207,400. The Operating Partnership used the proceeds from the first transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under the Operating Partnership's unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. This divestiture resulted in an approximate gain of $11,800 and an approximate extraordinary loss of $1,500, consisting of prepayment penalties with an off-set for the write-off of debt premiums related to the indebtedness extinguished. On August 4, 1999, the second transaction with BPP Retail closed. Pursuant to the closing of the second transaction, BPP Retail acquired 12 of the Operating Partnership's retail shopping centers, totaling approximately 2.0 million square feet, for an aggregate price of approximately $245,800. The Operating Partnership used the proceeds from the second transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under the Operating Partnership's unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. The divestiture resulted in an approximate gain of approximately $21,500 and an extraordinary loss of approximately $1,300, consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. The Operating Partnership currently expects the third transaction to close on or about December 1, 1999.

     Although the remaining transaction with BPP Retail does not have a discretionary due diligence period, it is subject to certain customary closing conditions, which are generally applied on a property-by-property basis. BPP has announced that it has received and is reviewing a merger proposal. The Operating Partnership does

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

not believe that the contractual obligations of BPP Retail with respect to the purchase of the retail centers will be affected by any resulting merger. BPP Retail has posted a deposit of $8,375 on the remaining transaction. BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Although the Operating Partnership believes that the remaining transaction with BPP Retail is probable, the transaction might not close as scheduled or close at all, and it is possible that the transaction may close with respect to just a portion of the properties currently subject to the agreement.

     The Operating Partnership intends to use the proceeds of approximately $107,100 from the divestiture of the remaining four retail centers to BPP Retail in the third transaction to partially repay amounts outstanding under the Operating Partnership's unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes.

     In addition, the Operating Partnership entered into a definitive agreement, subject to a financing condition, with BPP, pursuant to which, if fully consummated, BPP would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284,400. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of BPP's decision not to waive the financing condition. The Operating Partnership currently intends to dispose of five of these retail properties, either on an individual or portfolio basis, or its interest in the joint venture which holds one of the five properties.

     Properties Held for Divestiture. As of September 30, 1999, the net carrying value of the properties held for divestiture, comprised of 12 retail centers and 17 industrial buildings, was $477,815. Certain of the properties included in these transactions are subject to indebtedness which totaled $112,190 as of September 30, 1999.

     The following summarizes the condensed results of operations of the properties held for divestiture for the nine and three months ended September 30, 1998 and 1999:

                                                 PROPERTIES HELD FOR DIVESTITURE
                                   ------------------------------------------------------------
                                      INDUSTRIAL             RETAIL                TOTAL
                                   ----------------    ------------------    ------------------
 NINE MONTHS ENDED SEPTEMBER 30,    1998      1999      1998       1999       1998       1999
 -------------------------------   ------    ------    -------    -------    -------    -------
Income...........................  $3,617    $3,601    $38,176    $41,984    $41,793    $45,585
Property operating expenses......     732       853     10,910     11,584     11,642     12,437
                                   ------    ------    -------    -------    -------    -------
          Net operating income...  $2,885    $2,748    $27,266    $30,400    $30,151    $33,148
                                   ======    ======    =======    =======    =======    =======

                                      INDUSTRIAL             RETAIL                TOTAL
                                   ----------------    ------------------    ------------------
THREE MONTHS ENDED SEPTEMBER 30,    1998      1999      1998       1999       1998       1999
--------------------------------   ------    ------    -------    -------    -------    -------
Income...........................  $1,227    $1,268    $12,766    $13,924    $13,993    $15,192
Property operating expenses......     251       296      3,512      3,848      3,763      4,144
                                   ------    ------    -------    -------    -------    -------
          Net operating income...  $  976    $  972    $ 9,254    $10,076    $10,230    $11,048
                                   ======    ======    =======    =======    =======    =======

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

 5. DEBT

     As of December 31, 1998 and September 30, 1999, debt consisted of the following:

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1998            1999
                                                             ------------    -------------
Secured debt, varying interest rates from 4.0% to 10.4% due
  May 2000 to April 2014...................................   $  718,979      $  737,851
Secured credit facility, variable interest rate at LIBOR
plus 87.5 basis points (6.3% at September 30, 1999, based
on 30-day LIBOR of 5.7%), due December 15, 1999............           --          80,000
Unsecured senior debt securities, weighted average interest
  rate of 7.2%, due June 2008, June 2015 and June 2018.....      400,000         400,000
Unsecured credit facility, variable interest at LIBOR plus
  90 to 120 basis points (6.6% at September 30, 1999, based
  on 30-day LIBOR of 5.7%), due November 2000..............      234,000          49,000
                                                              ----------      ----------
     Subtotal..............................................    1,352,979       1,266,851
     Unamortized debt premiums.............................       15,217          11,720
                                                              ----------      ----------
          Total consolidated debt..........................   $1,368,196      $1,278,571
                                                              ==========      ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. As of September 30, 1999, the total gross investment book value of those Properties secured by debt was $1,443,705. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $10,466 which bear interest at a variable rate. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized.

     The secured credit facility represents a loan secured by unfunded capital commitments of the third party investors in the Alliance Fund I. See Note 7 for a discussion of the Alliance Fund I.

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

     Capitalized interest related to construction projects for the nine and three months ended September 30, 1998 and 1999 was $4,974, $8,298, $1,876 and $2,841, respectively.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

     The scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, as of September 30, 1999 are as follows:

                                                            UNSECURED
                                                 SECURED      SENIOR     UNSECURED
                                      SECURED     CREDIT       DEBT       CREDIT
                                        DEBT     FACILITY   SECURITIES   FACILITY      TOTAL
                                      --------   --------   ----------   ---------   ----------
1999 (three months).................  $  3,347   $80,000     $     --     $    --    $   83,347
2000................................    45,190        --           --      49,000        94,190
2001................................    43,322        --           --          --        43,322
2002................................    53,997        --           --          --        53,997
2003................................   108,545        --           --          --       108,545
2004................................    92,360        --           --          --        92,360
2005................................    69,951        --      100,000          --       169,951
2006................................   134,950        --           --          --       134,950
2007................................    48,107        --           --          --        48,107
2008................................   127,746        --      175,000          --       302,746
Thereafter..........................    10,336        --      125,000          --       135,336
                                      --------   -------     --------     -------    ----------
Subtotal............................  $737,851   $80,000     $400,000     $49,000    $1,266,851
                                      ========   =======     ========     =======    ==========

 6. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES

     Minority interests in the Operating Partnership represent the limited partnership interests in a subsidiary of the Operating Partnership and interests held by certain third parties (some of which are separate account co-investors that are Institutional Alliance Partners) in 21 joint ventures, through which 27 properties are held, that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Operating Partnership owns a majority interest or (ii) the Operating Partnership exercises significant control through the ability to control major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     The following table distinguishes the minority interest ownership held by certain joint venture partners, separate account co-investors, the Alliance Fund I, the Series C Preferred Unit holders' interest in a subsidiary of the Operating Partnership, the Series D Preferred Unit holder's interest in a subsidiary of the Operating Partnership and the Series E Preferred Unit holder's interest in a subsidiary of the Operating

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

Partnership, as of the quarter ended September 30, 1999 and for the nine and three months ended September 30, 1999.

                                                                            MINORITY INTEREST SHARE
                                                                                 OF NET INCOME
                                                                    ---------------------------------------
                                               MINORITY INTEREST       NINE MONTHS          THREE MONTHS
                                                LIABILITY AS OF           ENDED                ENDED
                                               SEPTEMBER 30, 1999   SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                               ------------------   ------------------   ------------------
Joint venture partners.......................       $ 18,384             $ 1,426               $  516
Separate account co-investors................         51,400               2,771                  971
Alliance Fund I..............................         11,711                 111                  111
Series C Preferred Units (liquidation
  preference of $110,000)....................        105,855               7,218                2,406
Series D Preferred Units (liquidation
  preference of $79,767).....................         77,690               2,404                1,545
Series E Preferred Units (liquidation
  preference of $11,022).....................         10,857                  72                   72
                                                    --------             -------               ------
                                                    $275,897             $14,002               $5,621
                                                    ========             =======               ======

     On September 10, 1999, a subsidiary of the Operating Partnership, AMB Property II, L.P., declared a cash distribution of $1.0928 per unit on its Series C Preferred Units, for the three month period ending October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On September 10, 1999, AMB Property II, L.P. declared a cash distribution of $0.9688 per unit on its Series D Preferred Units, for the three month period ending on September 24, 1999, payable on September 25, 1999, to unitholders of record as of September 15, 1999. On September 10, 1999, AMB Property II, L.P. declared a cash dividend of $0.3264 per unit on its Series E Preferred Units, for the period from August 31, 1999 to October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999.

 7. INVESTMENT IN CONSOLIDATED JOINT VENTURE

     On September 24, 1999, AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT") issued and sold shares of its capital stock to several third party investors. The Alliance REIT has elected to be taxed as a REIT under the Code, commencing with its tax year ending December 31, 1999. The Alliance REIT acquired a limited partnership interest in AMB Institutional Alliance Fund I, L.P. (the "Alliance Fund I"), which is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target markets nationwide. The Operating Partnership is the managing general partner of the Alliance Fund I and, together with one of its affiliates, owns approximately 30.1% of the partnership interests of the Alliance Fund I. The Operating Partnership consolidates the Alliance Fund I for financial reporting purposes because it is the managing general partner of the Alliance Fund I and, as a result, controls all of its major operating decisions.

 8. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     The Operating Partnership has a 56.1% non-controlling limited partnership interest in one unconsolidated equity investment joint venture which was purchased in June 1998. The joint venture owns 36 industrial buildings totaling approximately 4.0 million square feet in the Chicago market. For the nine and three month periods ended September 30, 1999, the Operating Partnership's share of net operating income was $6,048 and $2,056, respectively, and as of September 30, 1999, the Operating Partnership's share of the unconsolidated joint venture debt was $19,112, which had a weighted average interest rate of 6.5%.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

 9. PARTNERS' CAPITAL

     On September 10, 1999, the Operating Partnership declared a quarterly cash distribution of $0.35 per LP Unit, for the quarter ending September 30, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On September 10, 1999, the Operating Partnership declared a cash distribution of $0.5313 and $1.0781 per unit on its Series A Preferred Units and Series B Preferred Units, respectively, for the three month period ending October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999.

10. INCOME PER COMMON UNIT

     The Operating Partnership's only dilutive securities outstanding for the nine and three months ended September 30, 1998 and 1999 were stock options granted under the Company's stock incentive plan. The effect of the stock options was to increase weighted average shares outstanding by 377,344 and 100,832 shares for the nine months ended September 30, 1998 and 1999, respectively, and by 378,410 and 100,715 shares for the three months ended September 30, 1998 and 1999, respectively. Such dilution was computed using the treasury stock method.

11. SEGMENT INFORMATION

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

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

properties are managed separately because each segment requires different operating, pricing and leasing strategies. Significant information used by the Operating Partnership for the reportable segments is as follows:

                              INDUSTRIAL PROPERTIES          RETAIL PROPERTIES             TOTAL PROPERTIES
                            --------------------------   --------------------------   --------------------------
                            NINE MONTHS   THREE MONTHS   NINE MONTHS   THREE MONTHS   NINE MONTHS   THREE MONTHS
                               ENDED         ENDED          ENDED         ENDED          ENDED         ENDED
                            -----------   ------------   -----------   ------------   -----------   ------------
RENTAL REVENUES(1):
September 30, 1998........   $172,590       $66,021        $79,254       $26,820       $251,844       $ 92,841
  September 30, 1999......    257,199        91,395         73,696        18,313        330,895        109,708
PROPERTY NET OPERATING
  INCOME AND CONTRIBUTION
  TO FFO(2):
  September 30, 1998......    132,059        50,099         57,318        19,577        189,377         69,676
  September 30, 1999......    195,224        69,620         53,130        13,306        248,354         82,926

                                                     INDUSTRIAL PROPERTIES    RETAIL PROPERTIES    TOTAL PROPERTIES
                                                     ---------------------    -----------------    ----------------
INVESTMENT IN PROPERTIES:
As of:
  December 31, 1998(3).............................       $2,574,940              $794,120            $3,369,060
  September 30, 1999(4)............................        3,038,127                30,571             3,068,698

---------------
(1) Includes straight-line rents of $8,083 and $7,523 for the nine months ended September 30, 1998 and 1999, respectively, and $2,594 and $2,000 for the quarters ended September 30, 1998 and 1999, respectively.

(2) Property net operating income (NOI) and contribution to FFO are defined as rental revenue, including reimbursements and straight- line rents, less property level operating expenses and excluding depreciation, amortization and interest expense.

(3) Excludes net properties held for divestiture of $21,434, $93,616, and $115,050 for Industrial, Retail, and Total Properties, respectively.

(4) Excludes net properties held for divestiture of $39,550, $438,265, and $477,815 for Industrial, Retail, and Total Properties, respectively.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

     The Operating Partnership uses property net operating income and FFO as operating performance measures. The following two tables are reconciliations between total reportable segment revenue, property net operating income and FFO contribution to consolidated revenues, net income and FFO.

                                                              FOR THE NINE MONTHS     FOR THE THREE MONTHS
                                                              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                              --------------------    ---------------------
                                                                1998        1999       1998          1999
                                                              --------    --------    -------      --------
REVENUES
Total rental revenues for reportable segments...............  $251,844    $330,895    $92,841      $109,708
Investment management and other income......................     3,016       5,838      1,220         2,076
                                                              --------    --------    -------      --------
Total consolidated revenues.................................  $254,860    $336,733    $94,061      $111,784
                                                              ========    ========    =======      ========
NET INCOME
Property net operating income and contribution to FFO for
  reportable segments.......................................  $189,377    $248,354    $69,676      $ 82,926
Equity in earnings of unconsolidated joint venture..........       833       3,580        833         1,252
Investment management and other income......................     2,183       2,258        387           824
Less:
  General and administrative................................   (13,864)    (19,116)    (4,800)       (6,107)
  Interest expense..........................................   (47,105)    (67,705)   (19,544)      (21,147)
  Depreciation and amortization.............................   (40,052)    (49,295)   (14,750)      (15,693)
  Minority interests........................................    (3,085)    (14,002)    (1,427)       (5,621)
                                                              --------    --------    -------      --------
Net income before gain from divestiture of real estate......    88,287     104,074     30,375        36,434
Gain from divestiture of real estate........................        --      33,057         --        21,532
Extraordinary items.........................................        --      (2,856)        --        (1,347)
                                                              --------    --------    -------      --------
Net income..................................................  $ 88,287    $134,275    $30,375      $ 56,619
                                                              ========    ========    =======      ========
FFO(1)
Net income..................................................  $ 88,287    $134,275    $30,375      $ 56,619
Minority interests' share of net income.....................     3,085      14,002      1,427         5,621
Gain from divestiture of real estate........................        --     (33,057)        --       (21,532)
Extraordinary items.........................................        --       2,856         --         1,347
Real estate depreciation and amortization:
  Total depreciation and amortization.......................    40,052      49,295     14,750        15,693
  Furniture, fixtures, and equipment depreciation...........      (319)       (649)      (104)         (285)
FFO attributable to minority interests (2):
  Separate account co-investors.............................    (2,561)     (4,001)    (1,430)       (1,366)
  Alliance Fund I...........................................        --        (127)        --          (127)
  Other joint venture partners..............................    (1,562)     (1,691)      (605)         (582)
  Series C, D & E preferred unit distributions..............        --      (9,694)        --        (4,023)
Adjustment to derive FFO in unconsolidated joint venture(3):
  Operating Partnership's share of net income...............      (833)     (3,579)      (833)       (1,251)
  Operating Partnership's share of FFO......................     1,327       5,061      1,327         1,745
Series A preferred unit distributions.......................    (1,514)     (6,375)    (1,514)       (2,125)
Series B preferred unit distributions.......................        --      (4,206)        --        (1,402)
                                                              --------    --------    -------      --------
FFO.........................................................  $125,962    $142,110    $43,393      $ 48,332
                                                              ========    ========    =======      ========

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

(2) Represents the Operating Partnership's pro rata share of FFO in unconsolidated joint ventures for the periods presented, which has been computed as the Operating Partnership's share of net income plus the Operating Partnership's share of real estate-related depreciation and amortization of the unconsolidated joint venture for such periods.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER UNIT AND UNIT AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES

  Litigation

     In the normal course of business, from time to time, the Operating Partnership is involved in legal actions relating to the ownership and operations of its Properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Operating Partnership.

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

                                  THE COMPANY

     As of September 30, 1999, we owned and operated industrial buildings and retail centers totaling 67.4 million square feet located in 26 markets nationwide. As of September 30, 1999, we owned 692 industrial buildings, principally warehouse distribution buildings, aggregating 63.8 million rentable square feet, which were 96.7% leased, and 17 retail centers, principally grocer-anchored community shopping centers, aggregating 3.6 million rentable square feet, which were 92.0% leased. In addition, as of the same date we had an interest in an unconsolidated joint venture that owns 36 industrial buildings aggregating 4.0 million square feet and we operated properties aggregating 3.7 million, 0.4 million, and 0.1 million square feet of industrial, retail, and other properties, respectively, on behalf of investment management clients.

     On March 9, 1999, we signed three separate definitive agreements with BPP Retail, LLC, a co-investment entity between Burnham Pacific and the California Public Employees' Retirement System, pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 of our retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663.4 million. The sale of three of the properties was subject to the consent of one of our joint venture partners, which did not consent to the sale of these properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560.3 million. We intend to dispose of the remaining three properties or our interests in the joint ventures through which we hold the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, we have the right to extend the closing dates for a period of up to either 20 or 50 days. We have exercised this right with respect to the first and second transactions, which closed on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closings of the first and second transactions, BPP Retail acquired

21 retail shopping centers, totaling approximately 3.5 million square feet, for an aggregate price of approximately $453.2 million. We used the proceeds from the first and second transactions to repay secured debt related to the properties divested of approximately $55.5 million, to pay approximately $210.0 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. The divestitures resulted in an aggregate gain of approximately $33.1 million and an extraordinary loss of approximately $2.9 million, consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. We currently expect the third transaction to close on or about December 1, 1999.

     Although the remaining transaction with BPP Retail does not have a discretionary due diligence period, it is subject to certain customary closing conditions, which are generally applied on a property-by-property basis. Burnham Pacific has announced that it has received and is reviewing a merger proposal. We do not believe that the remaining contractual obligations of BPP Retail with respect to the purchase of the retail centers will be affected by any resulting merger. BPP Retail has posted a deposit of $8.4 million on the remaining transaction. BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Although we believe that the remaining transaction with BPP Retail is probable, the transaction might not close as scheduled or close at all, and it is possible that the transaction may close with respect to just a portion of the properties currently subject to the agreement.

     We intend to use the proceeds of approximately $107.1 million from the divestiture of the remaining four retail centers to BPP Retail in the third transaction to partially repay amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes.

     In addition, we entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284.4 million. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of Burnham Pacific's decision not to waive the financing condition. We currently intend to dispose of five of these retail properties, either on an individual or portfolio basis, or our interest in the joint venture which holds one of the five properties.

     On September 24, 1999, AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT") issued and sold shares of its capital stock to several third party investors. The Alliance REIT acquired a limited partnership interest in AMB Institutional Alliance Fund I, L.P. (the "Alliance Fund I"), which is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target markets nationwide. We are the managing general partner of the Alliance Fund I and, together with one of our affiliates, own approximately 30.1% of the partnership interests of the Alliance Fund I. We consolidate the Alliance Fund I for financial reporting purposes because we are the managing general partner of the Alliance Fund I and, as a result, control all of its major operating decisions.

     We have formed a limited liability company with AIG Global Real Estate Investment Corp. ("AIG") to acquire, develop, manage and operate environmentally impaired properties in target markets nationwide. We are is the managing member of this venture. We and AIG have each committed $50 million to this venture. This venture currently intends to invest primarily in industrial properties located near major airports, ports and in-fill areas with known and quantifiable environmental issues, as well as, to a more limited extent, well-located, value-added retail properties.

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the third quarter, we acquired $67.0 million in operating properties, consisting of 14 industrial buildings, aggregating 1.5 million square feet. We also initiated four new development projects, aggregating approximately 1.0 million square feet during the quarter, with a total estimated cost of $92.1 million upon completion. Two development projects aggregating approximately 0.7 million square feet, were completed during the quarter at a total aggregate cost of $29.8 million. As of September 30, 1999, we had 16 industrial projects, aggregating approximately 4.1 million square feet, in our development pipeline, with a total estimated cost of $243.3 million upon completion, and three retail projects, aggregating approximately 0.5 million square feet, with a total estimated cost of $70.2 million upon completion, in our development pipeline.

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

     Customer Alliance Program: Through our Customer Alliance Program, we seek to build long-term working relationships with major tenants. We are committed to working with our tenants, particularly our larger tenants with multi-site requirements, to make their property searches as efficient as possible. During the quarter ended September 30, 1999, we acquired one industrial building, aggregating 0.7 million square feet, sourced through our Customer Alliance Program.

     Development Alliance Program: Our strategy for our Development Alliance Program is to form alliances with development firms with a strong local presence and expertise. As of September 30, 1999, over 84% of our development projects were being developed by our Development Alliance Partners.

     Management Alliance Program: Our strategy for the Management Alliance Program is to develop close relationships with, and outsource property management to, local property managers that we believe to be among the best in their respective markets. Our alliances with local property managers increase our flexibility, reduce our overhead expenses and improve our customer service. In addition, these alliances provide us with local market information related to tenant activity and acquisition opportunities. During the quarter ended September 30, 1999, we acquired nine industrial buildings, aggregating 0.4 million square feet, sourced through our Management Alliance Program.

INVESTMENT ALLIANCES

     Institutional Alliance Program: Our strategy for our Institutional Alliance Program is to form alliances with institutional investors. Our alliances with institutional investors provide us with access to private capital, including during those times when the public markets are less attractive, as well as providing us with a source of incremental fee income and investment returns.

     UPREIT Alliance Program: Through our UPREIT Alliance Program, we issue our limited partnership units to certain property owners in exchange for properties, thus providing additional growth for our portfolio.

                             RESULTS OF OPERATIONS

     The analysis below shows changes in our results of operations for the nine and three months ended September 30, 1999 and 1998 which includes changes attributable to acquisitions and development activity, and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 95.0% leased) for both the current and prior periods (the "same store properties"). For the comparison between the nine and three month periods ended September 30, 1999 and 1998, the same store properties consist of properties aggregating 38.4 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. Our future revenues and expenses may vary materially from their historical rates.

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $79.1 and $16.9 million, or 31.4% and 18.2%, for the nine and three months ended September 30, 1999, to $330.9 and $109.7 million, respectively, as compared with the same periods in 1998. Approximately $6.9 and $2.1 million, or 8.8% and 12.3% of this increase, was attributable to same store properties, with the remaining $72.2 and $14.8 million attributable to properties acquired between January 1, 1998 and September 30, 1999. The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases and changes in occupancy and reimbursement of expenses, offset by a decrease in straight-line rents and the divestiture of the 21 retail centers to BPP Retail. During the nine and three months ended September 30, 1999, the same store properties increase in base rents (cash basis) was 13.4% and 10.9%, respectively, on 3.9 million and 1.4 million square feet leased, respectively.

     Other revenues. Other revenues, including equity in earnings of unconsolidated joint venture, investment management income, and interest income, totaled $5.8 and $2.1 million for the nine and three months ended September 30, 1999, respectively, as compared to $3.0 and $1.2 million for the nine and three months ended September 30, 1998, respectively. The $2.8 and $0.9 million increase in other revenues between the nine and three months ended September 30, 1999 and September 30, 1998, respectively, was primarily attributable to the earnings from our equity investment in our unconsolidated joint venture which was purchased in June 1998.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, increased by $20.1 and $3.6 million, or 32.1% and 15.6%, for the nine and three months ended September 30, 1999, to $82.5 and $26.8 million, respectively, as compared with the same periods in 1998. Same store properties operating expenses increased by approximately $1.2 and $0.2 million for the nine and three months ended September 30, 1999, respectively, while operating expenses attributable to properties acquired between January 1, 1998 through September 30, 1999 added $18.9 and $3.4 million. The change in same store properties operating expenses primarily relates to increases in same store properties real estate taxes of approximately $1.6 and $0.4 million for the nine and three months ended September 30, 1999, respectively, offset by decreases in same store insurance expenses and the divestiture of the 21 retail centers to BPP Retail.

     General and administrative expenses. General and administrative expenses were $19.1 and $6.1 million for the nine and three months ended September 30, 1999, respectively. The $5.2 and $1.3 million, or 37.4% and 27.1%, increases from the nine and three months ended September 30, 1998 to September 30, 1999 are primarily attributable to additional staffing that resulted from the growth in our portfolio. The remainder of the increase is due to the change in our accounting policy for capitalizing internal acquisition costs. Effective during the second quarter of 1998, we changed our policy to expense all internal costs.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include cash flows from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by us or AMB (including issuances of limited partnership units by us or a subsidiary or shares of stock by AMB) and net proceeds from divestitures of properties. We presently believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to continue to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     Property divestitures. On March 9, 1999, we signed three separate definitive agreements with BPP Retail, LLC pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 of our retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663.4 million. The sale of three of the properties was subject to the consent of one of our joint venture partners, which did not consent to the sale of these properties. As a result, the sale price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560.3 million. We intend to dispose of the remaining three properties or our interests in the joint ventures through which we hold the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, we have the right to extend the closing dates for a period of up to either 20 or 50 days. We have exercised this right with respect to the first and second transactions, which closed on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closings of the first and second transactions, BPP Retail acquired 21 retail shopping centers, totaling approximately 3.5 million square feet, for an aggregate price of approximately $453.2 million. We used the proceeds from the first and second transactions to repay secured debt related to the properties divested of approximately $55.5 million, to pay approximately $210.0 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. The divestitures resulted in an aggregate gain of approximately $33.1 million and an extraordinary loss of approximately $2.9 million, consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. We currently expect the third transaction to close on or about December 1, 1999.

     In addition, we entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284.4 million. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of Burnham Pacific's decision not to waive the financing condition. We currently intend to dispose of five of these retail properties, either on an individual or portfolio basis, or our interests in the joint venture which holds one of the five properties.

     As of September 30, 1999, the net carrying value of the properties held for divestiture was $477.8 million. Certain of the properties included in these transactions are subject to indebtedness totaling $112.2 million as of September 30, 1999. We intend to use the proceeds from these transactions to pay expenses incurred in connection with the divestitures, to repay the secured debt related to the properties divested, to partially pay down our unsecured credit facility, for potential acquisitions and for general corporate purposes. There can be no assurance that we will dispose of all of the properties held for divestiture in a timely manner.

     Credit facility. We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The credit facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use the credit facility principally for acquisitions and for general working capital requirements. Borrowings under the credit facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending our debt rating at the time of the borrowings. As of September 30, 1999, the outstanding balance on the credit facility was $49.0 million, with a weighted average interest rate of 6.6% (based on 30-day LIBOR of 5.7%). Monthly debt service payments on the credit facility are interest only. The credit facility matures in November 2000. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At September 30, 1999, the remaining amount available under the credit facility was approximately $451.0 million.

     Debt and equity financing. On August 31, 1999, AMB Property II, L.P. issued and sold 220,440 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $3.875 per annum. The Series E Preferred Units are redeemable by AMB Property II, L.P. on or after August 31, 2004, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date.

The Series E Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series E Preferred Stock. AMB Property II, L.P. used the gross proceeds of approximately $11.0 million to pay placement fees, transaction expenses and to repay approximately $10.8 million in loans made to it by us. We used the funds to pay approximately $10.0 million in partial repayment of amounts outstanding under our unsecured credit facility and for general corporate purposes.

     Market capitalization. As of September 30, 1999, the aggregate principal amount of the secured debt was $817.9 million, excluding unamortized debt premiums of $11.7 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average of 7.6%) and final maturity dates ranging from December 1999 to April 2014. We believe the carrying value of the debt approximates its fair value on September 30, 1999.

     As of September 30, 1999, our total outstanding debt was approximately $1.3 billion, including unamortized debt premiums of approximately $11.7 million. See
Note 5 to our Consolidated Financial Statements. The total amount of debt that we must repay during the remainder of 1999 is approximately $83.3 million, of which $80.0 million represents repayment of a secured credit facility, with the remaining $3.3 million representing scheduled principal amortization.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt.

     The following tables summarize our debt maturities and capitalization as of September 30, 1999 (in thousands, except share amounts and percentages).

                                      DEBT

-------------------------------------------------------------------------------------------------------
                                                                    UNSECURED
                              INDUSTRIAL    RETAIL      SECURED       SENIOR     UNSECURED
                               SECURED     SECURED      CREDIT         DEBT       CREDIT
                                 DEBT        DEBT     FACILITY(2)   SECURITIES   FACILITY      TOTAL
                              ----------   --------   -----------   ----------   ---------   ----------
1999 (three months).........   $  2,256    $  1,091    $ 80,000      $     --     $    --    $   83,347
2000........................     36,434       8,756          --            --      49,000        94,190
2001........................     13,277      30,045          --            --          --        43,322
2002........................     30,189      23,808          --            --          --        53,997
2003........................     58,024      50,521          --            --          --       108,545
2004........................     91,790         570          --            --          --        92,360
2005........................     69,333         618          --       100,000          --       169,951
2006........................    134,280         670          --            --          --       134,950
2007........................     47,380         727          --            --          --        48,107
2008........................    119,988       7,758          --       175,000          --       302,746
Thereafter..................      8,410       1,926          --       125,000          --       135,336
                               --------    --------    --------      --------     -------    ----------
  Subtotal..................    611,361     126,490      80,000       400,000      49,000     1,266,851
  Unamortized premiums......      9,049       2,671          --            --          --        11,720
                               --------    --------    --------      --------     -------    ----------
          Total consolidated
            debt............    620,410     129,161      80,000       400,000      49,000     1,278,571
Our share of unconsolidated
  JV debt...................     19,112          --          --            --          --        19,112
                               --------    --------    --------      --------     -------    ----------
          Total debt........    639,522     129,161      80,000       400,000      49,000     1,297,683
JV partners' share of
  consolidated JV debt......    (42,489)    (16,668)    (64,000)           --          --      (123,157)
                               --------    --------    --------      --------     -------    ----------
  Our share of total debt...   $597,033    $112,493    $ 16,000      $400,000     $49,000    $1,174,526
                               ========    ========    ========      ========     =======    ==========
     Weighted average
       interest rate........        7.7%(1)      7.9%       6.3%          7.2%        6.6%          7.4%
     Weighted average
       maturity (in
       years)...............        6.3(1)      3.8         0.2          11.1         1.2           6.9

---------------
(1) Does not include unconsolidated joint venture debt, which bears interest at 6.5% per annum and matures in 2007.

(2) Represents a secured credit facility secured by the unfunded capital commitments of the investors in the Alliance Fund I. Our projected ownership of the Alliance Fund I upon final closing is estimated to be 20%.

                                 MARKET EQUITY

----------------------------------------------------------------------------------------
                                                    SHARES/UNITS    MARKET      MARKET
                     SECURITY                       OUTSTANDING     PRICE       VALUE
                     --------                       ------------    ------    ----------
Common stock......................................   86,576,641     $21.19    $1,834,343
Common limited partnership units..................    4,532,584      21.19        96,034
                                                     ----------               ----------
          Total...................................   91,109,225               $1,930,377
                                                     ==========               ==========

                                PREFERRED UNITS

----------------------------------------------------------------------------------------
                                                DIVIDEND    LIQUIDATION     REDEMPTION
                   SECURITY                       RATE      PREFERENCE      PROVISIONS
                   --------                     --------    -----------    -------------
Series A preferred units......................    8.50%      $100,000      July 2003
Series B preferred units......................    8.63         65,000      November 2003
Series C preferred units......................    8.75        110,000      November 2003
Series D preferred units......................    7.75         79,767      May 2004
Series E preferred units......................    7.75         11,022      August 2004
                                                  ----       --------
          Weighted Average/Total..............    8.41%      $365,789
                                                  ====       ========

                             CAPITALIZATION RATIOS

-------------------------------------------------------------------
Total debt-to-total market capitalization...................  36.1%
Our share of total debt-to-total market capitalization......  33.8%
Total debt plus preferred-to-total market capitalization....  46.3%
Our share of total debt plus preferred-to-total market
  capitalization............................................  44.4%

  Liquidity

     As of September 30, 1999, we had approximately $70.8 million in cash and cash equivalents and $451.0 million of additional available borrowings under our unsecured credit facility. We intend to use cash from operations, borrowings under the credit facility, other forms of secured and unsecured financing, proceeds from any future debt or equity offerings by us or AMB (including issuances of limited partnership units by us or a subsidiary or shares of stock of AMB), and proceeds from divestitures of properties to fund acquisitions, development activities and capital expenditures and to provide for general working capital requirements.

     On September 10, 1999, we declared a quarterly cash distribution of $0.35 per operating partnership unit, for the quarter ending September 30, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On September 10, 1999, we declared a cash distribution of $0.5313 per unit on our Series A Preferred Units, for the three month period ending October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On September 10, 1999, we and AMB Property II, L.P. declared a cash distribution of $1.0781 and $1.0928 per unit on the Series B Preferred Units and Series C Preferred Units, respectively, for the three month period ending October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On September 10, 1999, AMB Property II, L.P. declared a cash distribution of $0.9688 per unit on its Series D Preferred Units, for the three month period ending on September 24, 1999, payable on September 25, 1999, to unitholders of record as of September 15, 1999. On September 10, 1999, AMB Property II, L.P. declared a cash dividend of $0.3264 per unit on its Series E Preferred Units, for the period from August 31, 1999 to October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999.

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt and/or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

  Capital Commitments

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of September 30, 1999, our development pipeline included 19 projects representing a total estimated investment of $313.5 million upon completion. Of this total, approximately $155.2 million had been funded as of September 30, 1999 and approximately $158.3 million is estimated to be required to complete projects currently under construction or for which we have committed to complete. We presently expect to fund these expenditures with cash from operations, borrowings under the credit facility, debt or equity issuances and net proceeds from property divestitures. Other than these capital items, we have no material capital commitments.

     During the period from July 1, 1999 to September 30, 1999, we invested $67.0 million in 14 industrial buildings, aggregating 1.5 million rentable square feet. We funded these acquisitions and initiated development projects through proceeds from the divestiture of properties, borrowings under the credit facility, cash and debt assumption.

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

     We have conducted a company-wide test of our financial and non-financial systems to ensure that our systems will adequately handle the year 2000 issue. Our financial system is fully year 2000 compliant. We have conducted a survey of our property managers to determine if our non-financial systems (HVAC, security, lighting, and other building systems) at our properties are year 2000 compliant and to determine the state of readiness of our tenants regarding their year 2000 compliance. A majority of our property managers have responded to the survey and, based upon such responses, we believe that the non-financial systems with respect to those properties are year 2000 compliant. In addition, we are currently surveying our other third party vendors to determine if their systems are year 2000 compliant and to determine the state of readiness regarding their year 2000 compliance. The compliance efforts of our third-party vendors, including utility and telecommunication companies, are not within our control and any failure on the part of our third-party vendors to become year 2000 compliant could result in disruptions in our business operations and at our properties.

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

     Our contingency plans. We have developed our contingency plan for all material operations to address the most reasonably likely worst case scenarios regarding year 2000 compliance. Our contingency plan includes ensuring the availability of personnel and, if necessary, the deployment of teams consisting of property managers and engineers to manually override malfunctioning systems that are within our control in a timely manner.

                             FUNDS FROM OPERATIONS

     We believe that FFO, as defined by NAREIT, is an appropriate supplemental measure of performance for an equity REIT. While FFO is a relevant and widely used supplemental measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other REITs may not be comparable.

     The following table reflects the calculation of our FFO for nine and three months ended September 30, 1998 and 1999 (dollars in thousands).

                                              FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              -------------------------   ---------------------------
                                                 1998          1999           1998           1999
                                              -----------   -----------   ------------   ------------
Income from operations before minority
  interests.................................  $    91,372   $   118,076   $    31,802    $    42,055
Real estate related depreciation and
amortization:
  Total depreciation and amortization.......       40,052        49,295        14,750         15,693
  FF&E depreciation and ground lease
     amortization...........................         (319)         (649)         (104)          (285)
FFO attributable to minority
  interests(1)(2):
  Separate account co-investors.............       (2,561)       (4,001)       (1,430)        (1,366)
  Alliance Fund I...........................           --          (127)           --           (127)
  Other joint venture partners..............       (1,562)       (1,691)         (605)          (582)
Series C, D & E preferred unit
  distributions.............................           --        (9,694)           --         (4,023)
Adjustments to derive FFO in unconsolidated
  joint venture(3):
  Our share of net income...................         (833)       (3,579)         (833)        (1,251)
  Our share of FFO..........................        1,327         5,061         1,327          1,745
Series A preferred unit distributions.......       (1,514)       (6,375)       (1,514)        (2,125)
Series B preferred unit distributions.......           --        (4,286)           --         (1,402)
                                              -----------   -----------   -----------    -----------
FFO(1)......................................  $   125,962   $   142,110   $    43,393    $    48,332
                                              ===========   ===========   ===========    ===========
FFO per common unit:
  Basic.....................................  $      1.41   $      1.56   $      0.48    $      0.53
                                              ===========   ===========   ===========    ===========
  Diluted...................................  $      1.41   $      1.56   $      0.48    $      0.53
                                              ===========   ===========   ===========    ===========
Weighted average common units:
  Basic.....................................   89,214,581    90,796,692    89,675,763     91,078,726
                                              ===========   ===========   ===========    ===========
  Diluted(4)................................   89,537,512    90,897,525    90,053,107     91,179,441
                                              ===========   ===========   ===========    ===========

---------------
(1) FFO is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred stock dividends and unit distributions. In accordance with NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

(2) Represents FFO attributable to minority interest in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. These minority interests are not convertible into shares of AMB's common stock.

(3) Represents our pro rata share of FFO in unconsolidated joint ventures for the period presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint venture for such period.

(4) Includes the dilutive effect of stock options for the purchase of shares of AMB's common stock.

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for all of our industrial properties and retail properties as of and for the period ended September 30, 1999.

                                                       INDUSTRIAL       RETAIL         TOTAL
                                                       -----------    ----------    -----------
Square feet owned(1).................................   63,771,805     3,578,092     67,349,897
Occupancy percentage.................................         96.7%         92.0%          96.5%
Lease expirations as percentage of total square feet
  (next 12 months)...................................         16.6%          8.1%          16.1%
Weighted average lease term..........................      7 years      14 years        7 years
Tenant retention:
  Quarter............................................         68.3%         16.9%          68.1%
  Trailing average (1/01/96 to 9/30/99)..............         72.4%         85.3%          73.0%
Rent increases on renewals and rollovers:
  Quarter............................................         12.9%         (0.5)%         12.6%
  Year-to-date.......................................         13.6%          6.8%          13.0%
Same store cash basis NOI growth(2):
  Quarter............................................          6.0%          8.1%           6.4%
  Year-to-date.......................................          5.9%          5.7%           5.9%
Second generation tenant improvements and leasing
  commissions per sq. ft.:(3)
  Quarter:
     Renewals........................................  $      1.00    $     0.11    $      0.99
     Re-tenanted.....................................         3.32          0.00           3.31
                                                       -----------    ----------    -----------
       Weighted average..............................  $      1.64    $     0.10    $      1.63
                                                       ===========    ==========    ===========
  Year-to-date:
     Renewals........................................  $      1.26    $     1.26    $      1.26
     Re-tenanted.....................................         2.89          3.97           2.89
                                                       -----------    ----------    -----------
       Weighted average..............................  $      1.66    $     1.39    $      1.65
                                                       ===========    ==========    ===========
Trailing average (1/01/96 to 9/30/99)................  $      1.36    $     4.03    $      1.49
                                                       ===========    ==========    ===========
Recurring capex(4)
  Quarter............................................  $     7,657    $       27    $     7,684
  Year-to-date.......................................       19,257           789         20,046

---------------
(1) In addition to owned square feet as of September 30, 1999, AMB Investment Management managed 3.7 million, 0.4 million, and 0.1 million additional square feet of industrial, retail, and other properties, respectively. We also have an investment in 4.0 million square feet of industrial properties through our investment in an unconsolidated joint venture.

(2) Consists of industrial buildings and retail centers aggregating 36.0 million and 2.3 million square feet, respectively, that have been owned by us prior to January 1, 1998, and excludes development properties prior to stabilization.

(3) Consists of all second generation leases renewing or re-tenanting with lease terms greater than one year.

(4) Includes second generation leasing costs and building improvements.

     The following summarizes key same store properties' operating and leasing statistics for our industrial properties and retail properties as of and for the period ending September 30, 1999.

                                                          INDUSTRIAL     RETAIL        TOTAL
                                                          ----------    ---------    ----------
Square feet in same store pool(1).......................  36,025,231    2,345,531    38,370,762
Occupancy percentage:
  9/30/99...............................................        97.9%        95.9%         97.8%
  9/30/98...............................................        95.9%        96.2%         95.9%
Tenant retention:
  Quarter...............................................        72.3%        30.6%         72.1%
  Year-to-date..........................................        75.3%        84.0%         75.4%
Rent increases on renewals and rollovers:
  Quarter...............................................        11.3%        (0.5)%        10.9%
  Year-to-date..........................................        14.3%         6.5%         13.4%
Cash basis NOI growth % increase:
  Quarter:
     Revenues...........................................         4.5%         7.8%          5.1%
     Expenses...........................................         0.1%         7.1%          1.4%
     NOI................................................         6.0%         8.1%          6.4%
  Year-to-date:
     Revenues...........................................         5.1%         5.2%          5.1%
     Expenses...........................................         2.5%         4.1%          2.8%
     NOI................................................         5.9%         5.7%          5.9%

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of September 30, 1999, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 30, 1999, we issued an aggregate of 3,642 limited partnership units with an aggregate value of approximately $85,700 to five partnerships in partial consideration for the acquisition of properties. Holders of the limited partnership units may redeem part or all of their limited partnership units for cash, or at the election of AMB, exchange their limited partnership units for shares of AMB's common stock on a one-for-one basis. The issuance of limited partnership units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

     On August 31, 1999, AMB Property II, L.P. issued and sold 220,440 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit, for a gross price of approximately $11.0 million, to a limited liability company. The issuance and sale of the Series E Preferred Units constituted a private placement of securities which was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series E Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series E Preferred Stock.

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

                                 BUSINESS RISKS

     Our operations involve various risks that could have adverse consequences to us. Such risks include, among others:

GENERAL REAL ESTATE RISKS

  There are Factors Outside of Our Control that Affect the Performance and Value of Our Properties

     Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions such as oversupply of industrial space or a reduction in demand for industrial space, the attractiveness of our properties to potential tenants, competition from other properties, our ability to provide adequate maintenance and insurance and an increase in operating costs. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels and the availability of financing. Our income would be adversely affected if a significant number of tenants were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

  We May Be Unable to Renew Leases or Relet Space as Leases Expire

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 19.8% of the leased square footage of our properties as of September 30, 1999 will expire on or prior to December 31, 2000, with leases on 3.0% of the leased square footage of our properties as of September 30, 1999 expiring during the three months ending December 31, 1999. In addition, numerous properties compete with our properties in attracting tenants to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

  A Significant Number of Our Properties are Located in California

     Our properties located in California as of September 30, 1999 represented approximately 22.2% of the aggregate square footage of our properties as of September 30, 1999 and approximately 28.8% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at September 30, 1999, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for commercial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity. On June 15, 1999 and August 4, 1999, we sold an aggregate of seven of our properties located in California to BPP Retail. In the event that the remaining transaction with BPP Retail is fully consummated and the divestiture of certain retail centers currently under contract is fully consummated, we will dispose of all but one of our retail centers located in California and, thereafter (based on property statistics as of September 30, 1999), 21.7% of our properties based on aggregate square footage and 27.2% of our properties based on annualized base rent will be located in California.

  Our Properties are Currently Concentrated in the Industrial Sector

     Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type may expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could have an adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

  Some Potential Losses are not Covered by Insurance

     We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits which we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, AMB will generally be liable for all of the operating partnership's unsatisfied obligations other than non-recourse obligations. Any such liability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of September 30, 1999, 193 industrial buildings aggregating 14.1 million rentable square feet (representing 20.9% of our properties based on aggregate square footage and 24.6% based on annualized base rent) and four retail centers aggregating 0.9 million rentable square feet (representing 1.3% of our properties based on aggregate square footage and 4.2% based on annualized base rent) are located. In the event that the remaining transaction with BPP Retail is fully consummated and the divestiture of certain retail centers currently under contract is fully consummated, we will dispose of all but one of our retail centers located in California and, thereafter (based on property statistics as of September 30, 1999), 21.7% of our properties based on aggregate square footage and 27.2% of our properties based on annualized base rent will be located in California. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles which we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, Inc., with a single aggregate policy limit and deductible applicable to those properties and our properties. The operating partnership owns 100% of the non-voting preferred stock of AMB Investment Management, Inc. See "-- AMB Investment Management, Inc. and Headlands Realty Corporation." Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

  We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies and Partnerships

     As of September 30, 1999, we had ownership interests in 21 joint ventures, limited liability companies or partnerships with third parties, as well as an interest in one unconsolidated entity. As of September 30, 1999, we owned 27 of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management, Inc. and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

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

     - our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining AMB's qualification as a real estate investment trust; and

     - agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer's, member's or partner's interest or "buy-sell" or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

  We may be Unable to Consummate Acquisitions on Advantageous Terms

     We intend to continue to acquire primarily industrial and, to a much lesser extent, certain value-added retail properties. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our credit facility, proceeds from equity or debt offerings by us or AMB (including issuances of limited partnership units by us or a subsidiary or shares of stock by AMB), and proceeds from the transactions with BPP Retail, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from the transactions with BPP Retail could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

DEBT FINANCING

  We Could Incur More Debt

     The operating partnership and AMB operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB's capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB's common stock or other outstanding classes of capital stock, and future issuance of shares of AMB's capital stock. In spite of this policy, neither the operating partnership's nor AMB's organizational documents contain any limitation on the amount of indebtedness that they may incur. Accordingly, AMB's board of directors could alter or eliminate this policy. If we change this policy, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders

  Scheduled Debt Payments Could Adversely Affect Our Financial Condition

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

     As of September 30, 1999, we had total debt outstanding of approximately $1.3 billion including:

     - approximately $737.9 million of secured indebtedness (not including unamortized debt premiums) with an average maturity of 5.9 years and a weighted average interest rate of 7.7%;

     - approximately $80.0 million outstanding under the secured credit facility related to the Alliance Fund I, with a maturity date of December 1999 and a weighted average interest rate of 6.3%;

     - approximately $49.0 million outstanding under our unsecured $500 million credit facility with a maturity date of November 2000 and a weighted average interest rate of 6.6%; and

     - $400.0 million aggregate principal amount of unsecured senior debt securities with maturities in June 2008, 2015 and 2018 and a weighted average interest rate of 7.2%.

     With the proceeds from the first and second transactions with BPP Retail, we repaid approximately $55.5 million of secured indebtedness relating to the properties divested and made payments under our unsecured credit facility in the amount of approximately $210.0 million. We currently intend to use the proceeds from the third transaction with BPP Retail to partially repay amounts outstanding under our secured credit facility.

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

  Rising Interest Rates Could Adversely Affect Our Cash Flow

     As of September 30, 1999, we had $49.0 million outstanding under our unsecured credit facility. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

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

  We Could Default on Cross-Collateralized and Cross-Defaulted Debt

     As of September 30, 1999, we had 16 non-recourse secured loans which are cross-collateralized by 18 properties. As of September 30, 1999, we had $215.7 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and our senior debt securities contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt which is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

     - claims of tenants, vendors or other persons dealing with AMB's predecessors prior to the formation transactions that had not been asserted prior to the formation transactions;

     - accrued but unpaid liabilities incurred in the ordinary course of business;

     - tax liabilities; and

     - claims for indemnification by the officers and directors of AMB's predecessors and others indemnified by these entities.

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

FAILURE TO CONSUMMATE THE REMAINING TRANSACTION WITH BPP RETAIL

     On March 9, 1999, the operating partnership signed three separate definitive agreements with BPP Retail, pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 of our retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663.4 million. The sale of three of the properties was subject to the consent of one of our joint venture partners, which did not consent to the sale of these properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560.3 million. We intend to dispose of the remaining three properties or our interests in the joint ventures through which we hold the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, the operating partnership has the right to extend the closing dates for a period of up to either 20 or 50 days. The operating partnership has exercised this right with respect to the first and second transactions, which occurred on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closings of the first and second transactions, BPP Retail acquired 21 retail shopping centers, totaling approximately 3.5 million square feet, for an aggregate price of approximately $453.2 million. We used the proceeds from the first and second transactions to repay secured debt related to the properties divested of approximately $55.5 million, to pay approximately $210.0 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. The divestitures resulted in an aggregate gain of approximately $33.1 million and an extraordinary loss of approximately $2.9 million, consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. We currently expect the third transaction to close on or about December 1, 1999.

     Although the remaining transaction with BPP Retail does not have a discretionary due diligence period, it is subject to certain customary closing conditions, which are generally applied on a property-by-property basis. Burnham Pacific has announced that it has received and is reviewing a merger proposal. We do not believe that the contractual obligations of BPP Retail with respect to the purchase of the retail centers will be affected by any resulting merger. BPP Retail has posted a deposit of $8.4 million on the remaining transaction. BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Although we believe that the remaining transaction with BPP Retail is probable, it might not close as scheduled or close at all, and it is possible that the transaction may close with respect to just a portion of the properties currently subject to the agreement. In the event that the remaining transaction fails to close, or its closing is significantly delayed, net proceeds from divestitures of properties will not be available to the same extent to fund our acquisitions and developments. Any failure or delay in such closing may also make us unable to repay certain of our indebtedness with the net proceeds as we currently intend and could require us to borrow additional funds or seek other forms of financing.

     We intend to use the proceeds of approximately $107.1 million from the divestiture of the remaining four retail centers to BPP Retail in the third transaction to partially repay amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes.

     In addition, the operating partnership entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284.4 million. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of Burnham Pacific's decision not to waive the financing condition. We currently intend to dispose of five of these properties, either on an individual or portfolio basis, or our interest in the joint venture which holds one of the five properties.

CONFLICTS OF INTEREST

  Some of AMB's Executive Officers are Involved in Other Real Estate Activities and Investments

     Some of the executive officers of AMB, our general partner, own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, a residential housing finance company, and ownership of AMB Development, Inc. and AMB Development, L.P., developers which own property that we believe is not suitable for ownership by us. AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following AMB's initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial or retail properties other than those currently under development at the time of AMB's initial public offering. AMB Institutional Housing Partners, AMB Development, Inc. and AMB Development, L.P. continue to use the name "AMB" pursuant to royalty-free license arrangements. The continued involvement in other real estate-related activities by some of AMB's executive officers and directors could divert management's attention from our day-to-day operations. Most of AMB's executive officers have entered into non-competition agreements with AMB pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit AMB's ability to enforce these agreements.

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

  Certain of AMB's Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control

     As of September 30, 1999, AMB Development, L.P. owns interests in 11 retail development projects in the U.S., 10 of which consist of a single free-standing Walgreens drugstore and one of which consists of a free-standing Walgreens drugstore, a ground lease to McDonald's and a 14,000 square foot retail center. In addition, Messrs. Abbey, Moghadam and Burke, each a founder and director of AMB, own less than 1% interests in two partnerships which own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB, owns less than a 10% interest, representing an estimated value of $75,000, in a limited partnership which owns an office building located in Oakland, California.

     In addition, several of AMB's executive officers individually own:

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

     Thomas W. Tusher, a member of AMB's board of directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued as of September 30, 1999 at approximately $1.2 million. Messrs. Abbey, Moghadam and Burke each have an approximately 26.7% interest in the partnership, each valued as of September 30, 1999 at approximately $1.6 million.

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

  AMB's Directors, Executive Officers and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of Our Limited Partners or Noteholders

     As of November 1, 1999, AMB's three largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor), Southern Company Services, Inc. and Capital Research and Management Company (with respect to various client accounts for which Capital Research and Management Company serves as investment advisor) beneficially owned approximately 19.7% of AMB's outstanding common stock. In addition, AMB's executive officers and directors beneficially owned approximately 5.5% of AMB's outstanding common stock as of November 1, 1999, and will have influence on AMB's and our management and operation and, as stockholders of AMB, will have influence on the outcome of any matters submitted to a vote of AMB's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and our noteholders. Although there is no understanding or arrangement for these directors, officers and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over the affairs of the operating partnership and AMB if they choose to do so.

  We Could Suffer Losses if We Fail to Enforce the Terms of Certain Agreements

     As holders of shares of AMB's common stock and, potentially, performance units, certain of AMB's directors and officers could have a conflict of interest with respect to their obligations as directors and officers to vigorously enforce the terms of certain of the agreements relating to our formation transactions. The potential failure to enforce the material terms of those agreements could result in a monetary loss to us and AMB, which loss could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and to our noteholders.

  We Could Change Our Investment and Financing Policies

     Subject to AMB's current investment policy to maintain its qualification as a real estate investment trust (unless a change is approved by AMB's board of directors under certain circumstances), AMB's board of directors will determine our investment and financing policies, our growth strategy and our debt, capitalization, distribution and operating policies. Although AMB's board of directors has no present intention to revise or amend these strategies and policies, AMB's board of directors may do so at any time and any such changes could adversely affect our financial condition or results of operations, including our ability to make distributions to our unitholders or payments to our noteholders.

  We Could Invest in Real Estate Mortgages

     We may invest in mortgages, and may do so as a strategy for ultimately acquiring the underlying property. In general, investments in mortgages include the risks that borrowers may not be able to make debt service payments or pay principal when due, that the value of the mortgaged property may be less than the principal amount of the mortgage note secured by the property and that interest rates payable on the mortgages may be lower than our cost of funds to acquire these mortgages. In any of these events, our FFO and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. FFO means income (loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus depreciation and amortization, excluding depreciation of furniture, fixtures and equipment less funds from operations attributable to minority interests in consolidated joint ventures which are not convertible into shares of AMB's common stock.

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

     We have formed a limited liability company with AIG to acquire, develop, manage and operate environmentally impaired properties in target markets nationwide. We are the managing member of this venture. We and AIG have each committed $50 million to this venture. This venture currently intends to invest primarily in industrial properties located near major airports, ports and in-fill areas with known and quantifiable environmental issues, as well as, to a more limited extent, well-located, value-added retail properties. Environmental issues for each property are evaluated and quantified prior to acquisition. Phase I environmental assessments are performed on the property; Phase II testing is completed, if necessary, to supplement existing environmental data on the property; and detailed remedial cost estimates are prepared by independent third party engineers. AIG's and our risk management teams then review the various environmental reports and determine whether the property is appropriate for acquisition. The costs of environmental investigation, clean-up and monitoring are underwritten into the cost of the acquisition and appropriate environmental insurance is obtained for the property.

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

  Our Financial Condition could be Adversely Affected if We Fail to Comply with Other Regulations

     Our properties are also subject to various federal, state and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed which could require significant unanticipated expenditures by us. Any such unanticipated expenditures could have an adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our unitholder and payments to our noteholders.

FEDERAL INCOME TAX RISKS

  Certain Property Transfers May Generate Prohibited Transaction Income

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that are held as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction that is subject to a 100% penalty tax. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction and the Internal Revenue Service may contend that certain transfers or disposals of properties by us (including possibly some or all of the properties that have been sold to, or are subject to the agreements with, BPP Retail) are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, any adverse finding by the Internal Revenue Service that a transfer or disposition of property constituted a prohibited transaction would subject us to a 100% penalty tax on any gain allocable to us from the prohibited transaction.

WE ARE DEPENDENT ON OUR GENERAL PARTNER'S KEY PERSONNEL

     We depend on the efforts of the executive officers of our general partner. While we believe that AMB could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to noteholders. AMB does not have employment agreements with any of its executive officers.

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

AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

  We do not Control the Activities of AMB Investment Management, Inc. and Headlands Realty Corporation

     We own 100% of the non-voting preferred stock of AMB Investment Management, Inc. and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). Certain of AMB's current and former executive officers and an officer of AMB Investment Management, Inc. own all of the outstanding voting common stock of AMB Investment Management, Inc. (representing approximately 5% of the economic interest in AMB Investment Management, Inc.). Certain of AMB's executive officers and a director of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands

Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of AMB Investment Management, Inc. and Headlands Realty Corporation permits us to share in the income of those corporations while allowing AMB to maintain its status as a real estate investment trust. We receive substantially all of the economic benefit of the businesses carried on by AMB Investment Management, Inc. and Headlands Realty Corporation through the operating partnership's right to receive dividends. However, we are not able to elect the directors or officers of AMB Investment Management, Inc. and Headlands Realty Corporation and, as a result, we do not have the ability to influence their operation or to require that their boards of directors declare and pay cash dividends on the non-voting stock of AMB Investment Management, Inc. and Headlands Realty Corporation held by us. The boards of directors and management of AMB Investment Management, Inc. and Headlands Realty Corporation might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of our unitholders and noteholders or that may adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, AMB Investment Management, Inc. and Headlands Realty Corporation are subject to tax on their income, reducing their cash available for distribution to us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.1     Fifth Amended and Restated Agreement of Limited Partnership
              of AMB Property II, L.P., dated August 31, 1999
              (incorporated by reference to Exhibit 10.1 of the
              Registrant's Current Report on Form 8-K filed on September
              14, 1999).
     10.2     Credit Agreement, dated as of September 27, 1999, by and
              among AMB Institutional Alliance Fund I, L.P., AMB
              Institutional Alliance REIT I, Inc., the Lenders and Issuing
              Bank party thereto, BT Realty Resources, Inc. and The Chase
              Manhattan Bank.
     27.1     Financial Data Schedule -- AMB Property, L.P.

     (b) Reports on Form 8-K:

     - The operating partnership filed a Current Report on From 8-K on July 2, 1999, regarding the termination of the transaction with Burnham Pacific Properties and containing updated pro forma financial statements as of and at March 31, 1999, relating to the transactions with BPP Retail, LLC.

     - The operating partnership filed a Current Report on Form 8-K on August 19, 1999, regarding the closing of the second transaction with BPP Retail, LLC.

     - The operating partnership filed a Current Report on Form 8-K on September 14, 1999, regarding the issuance and sale of 220,440 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units by AMB Property II, L.P. in a private placement transaction.

     - The operating partnership filed a Current Report on Form 8-K on October 15, 1999, regarding the acquisition of certain properties during 1999.

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

                                          AMB PROPERTY, L.P.
                                          Registrant
                                          By: AMB Property Corporation, its
                                          General Partner

Date: November 12, 1999                   By:      /s/ MICHAEL A. COKE
                                            ------------------------------------
                                                      Michael A. Coke
                                                Chief Financial Officer and
                                                   Senior Vice President
                                                (Duly Authorized Officer and
                                             Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.1     Fifth Amended and Restated Agreement of Limited Partnership
              of AMB Property II, L.P., dated August 31, 1999
              (incorporated by reference to Exhibit 10.1 of the
              Registrant's Current Report on Form 8-K filed on September
              14, 1999).
     10.2     Credit Agreement, dated as of September 27, 1999, by and
              among AMB Institutional Alliance Fund I, L.P., AMB
              Institutional Alliance REIT I, Inc., the Lenders and Issuing
              Bank party thereto, BT Realty Resources, Inc. and The Chase
              Manhattan Bank.
     27.1     Financial Data Schedule -- AMB Property, L.P.