Form 10-Q
period 2000-03-31
AMB PROPERTY LP
filed 2000-05-12
CIK 1045610

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ]  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

                               AMB PROPERTY, L.P.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of December 31, 1999 and
         March 31, 2000 (unaudited)..................................    1
         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and 2000 (unaudited)...................    2
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and 2000 (unaudited)...................    3
         Consolidated Statement of Partners' Capital for the three
         months ended March 31, 2000 (unaudited).....................    4
         Notes to Consolidated Financial Statements (unaudited)......    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   14
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risks.......................................................   24

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   24
Item 2.  Changes in Securities.......................................   24
Item 3.  Defaults Upon Senior Securities.............................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 5.  Other Information...........................................   25
Item 6.  Exhibits and Reports on Form 8-K............................   36

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 2000
             (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999           2000
                                                              ------------    ----------
Investments in real estate:
  Land and improvements.....................................   $  714,916     $  735,991
  Buildings and improvements................................    2,349,221      2,390,699
  Construction in progress..................................      185,315        161,643
                                                               ----------     ----------
          Total investments in properties...................    3,249,452      3,288,333
  Accumulated depreciation and amortization.................     (103,558)      (120,193)
                                                               ----------     ----------
     Net investments in properties..........................    3,145,894      3,168,140
Investment in unconsolidated joint ventures.................       66,357         67,414
Properties held for divestiture, net........................      181,201        232,109
                                                               ----------     ----------
     Net investments in real estate.........................    3,393,452      3,467,663
Cash and cash equivalents...................................       33,312         26,662
Restricted cash and cash equivalents........................      103,707         62,432
Other assets................................................       91,079         99,870
                                                               ----------     ----------
          Total assets......................................   $3,621,550     $3,656,627
                                                               ==========     ==========

                           LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................   $  707,037     $  766,211
  Alliance Fund I credit facility...........................       80,000         53,000
  Unsecured senior debt securities..........................      400,000        400,000
  Unsecured credit facility.................................       83,000         43,000
                                                               ----------     ----------
          Total debt........................................    1,270,037      1,262,211
Other liabilities...........................................       89,371        128,720
                                                               ----------     ----------
          Total liabilities.................................    1,359,408      1,390,931
Commitments and contingencies (note 11)
Minority interests..........................................      278,593        299,828
Partners' capital:
  General partner, 84,903,630 and 83,605,879 units
     outstanding, respectively, and 4,000,000 Series A
     preferred units with a $100,000 liquidation
     preference.............................................    1,829,259      1,782,336
  Limited partners, 4,507,689 and 5,973,615 units
     outstanding, respectively, and 1,300,000 Series B
     preferred units with a $65,000 liquidation
     preference.............................................      154,290        183,532
                                                               ----------     ----------
          Total partners' capital...........................    1,983,549      1,965,868
                                                               ----------     ----------
          Total liabilities and partners' capital...........   $3,621,550     $3,656,627
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
REVENUES
  Rental revenues...........................................  $   107,657    $   108,266
  Equity in earnings of unconsolidated joint ventures.......        1,151          1,242
  Investment management and other income....................          764            815
                                                              -----------    -----------
          Total revenues....................................      109,572        110,323
OPERATING EXPENSES
  Property operating expenses...............................       12,369         11,477
  Real estate taxes.........................................       15,035         13,496
  General and administrative................................        6,202          5,351
  Interest, including amortization..........................       22,967         20,342
  Depreciation and amortization.............................       18,424         19,192
                                                              -----------    -----------
          Total operating expenses..........................       74,997         69,858
                                                              -----------    -----------
     Income from operations before minority interests.......       34,575         40,465
  Minority interests' share of net income...................       (3,821)        (6,065)
                                                              -----------    -----------
     Net income before gain/(loss) from divestiture of real
      estate................................................       30,754         34,400
  Loss from divestiture of real estate......................           --            (11)
                                                              -----------    -----------
     Net income.............................................       30,754         34,389
  Series A preferred unit distributions.....................       (2,125)        (2,125)
  Series B preferred unit distributions.....................       (1,402)        (1,402)
                                                              -----------    -----------
     Net income available to common unitholders.............  $    27,227    $    30,862
                                                              ===========    ===========
Income available to common unitholders attributable to:
  General partner...........................................  $    25,889    $    28,920
  Limited partners..........................................        1,338          1,942
                                                              -----------    -----------
                                                              $    27,227    $    30,862
                                                              ===========    ===========
INCOME PER COMMON UNIT
  Basic.....................................................  $      0.30    $      0.34
                                                              ===========    ===========
  Diluted...................................................  $      0.30    $      0.34
                                                              ===========    ===========
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
  Basic.....................................................   90,449,529     89,693,900
                                                              ===========    ===========
  Diluted...................................................   90,469,105     89,707,941
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                     FOR THE
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999         2000
                                                              ---------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  30,754     $34,389
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     18,424      19,192
  Straight-line rents.......................................     (2,688)     (3,160)
  Amortization of debt premiums and financing costs.........       (727)     (1,337)
  Minority interests' share of net income...................      3,821       6,065
  Loss on divestitures of real estate.......................         --          11
  Equity in earnings of AMB Investment Management...........       (578)          5
  Equity in earnings of unconsolidated joint ventures.......     (1,151)     (1,242)
Changes in assets and liabilities:
  Other assets..............................................     (2,834)    (17,487)
  Other liabilities.........................................     19,491       8,328
                                                              ---------     -------
     Net cash provided by operating activities..............     64,512      44,764
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents..............       (179)     41,275
Cash paid for property acquisitions.........................    (70,100)    (34,460)
Additions to land, building, development costs and other
  first generation improvements.............................    (24,069)    (65,660)
Additions to second generation building improvements and
  lease costs...............................................     (7,139)     (6,991)
Additions to interest in unconsolidated joint ventures......         --        (847)
Distributions received from unconsolidated joint ventures...      1,109       1,032
Net proceeds from divestitures of real estate...............         --      12,351
                                                              ---------     -------
     Net cash used in investing activities..................   (100,378)    (53,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................        391         269
Borrowings on unsecured credit facility.....................     82,000      22,000
Borrowings on secured debt..................................        303      60,624
Payments on unsecured credit facility.......................         --     (62,000)
Payments on Alliance Fund I credit facility.................         --     (27,000)
Payments on secured debt....................................     (8,316)     (2,912)
Payment of financing fees...................................        (92)         --
Net proceeds from issuance of Series F preferred units......         --      19,581
Contributions from investors of the Alliance Fund I.........         --       1,381
Distributions paid to common and preferred unitholders......    (33,277)     (3,527)
Distributions to minority interests, including preferred
  units.....................................................     (1,294)     (6,530)
                                                              ---------     -------
     Net cash provided by financing activities..............     39,715       1,886
                                                              ---------     -------
Net increase (decrease) in cash and cash equivalents........      3,849      (6,650)
Cash and cash equivalents at beginning of period............     19,911      33,312
                                                              ---------     -------
Cash and cash equivalents at end of period..................  $  23,760     $26,662
                                                              =========     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $  15,312     $12,850
                                                              =========     =======
Non-cash transactions:
  Acquisitions of properties................................  $ 113,881     $34,460
  Assumption of debt........................................    (43,756)         --
  Minority interest's contribution, including units
     issued.................................................        (25)         --
                                                              ---------     -------
     Net cash paid..........................................  $  70,100     $34,460
                                                              =========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                               GENERAL PARTNER                               LIMITED PARTNERS
                                ---------------------------------------------   -------------------------------------------
                                  PREFERRED UNITS          COMMON UNITS           PREFERRED UNITS         COMMON UNITS
                                -------------------   -----------------------   -------------------   ---------------------
                                  UNITS     AMOUNT      UNITS        AMOUNT       UNITS     AMOUNT      UNITS       AMOUNT
                                ---------   -------   ----------   ----------   ---------   -------   ----------   --------
BALANCE AT DECEMBER 31,
  1999........................  4,000,000   $96,100   84,903,630   $1,733,159   1,300,000   $62,190    4,507,689   $ 92,100
Comprehensive income:
  Net income..................         --     2,125           --       28,920          --     1,402           --      1,942
  Unrealized loss on
    securities................         --        --           --      (18,195)         --        --                  (1,286)
         Total comprehensive
           income.............
Issuance of common limited
  partnership units in
  connection with issuance of
  restricted stock............         --        --      155,675        3,143          --        --           --         --
Issuance of common limited
  partnership units in
  connection with issuance of
  stock options...............         --        --       12,500          269          --        --           --         --
Reallocation of operating
  partnership units in
  connection with cancellation
  of common stock.............         --        --   (1,465,926)     (29,319)         --        --    1,465,926     29,319
Deferred compensation.........         --        --           --       (3,143)         --        --           --         --
Deferred compensation
  amortization................         --        --           --          308          --        --           --         --
Reallocation of interests and
  other.......................         --        --           --        2,115          --        --           --      1,477
Distributions.................         --    (2,125)          --      (31,021)         --    (1,402)          --     (2,210)
                                ---------   -------   ----------   ----------   ---------   -------   ----------   --------
BALANCE AT MARCH 31, 2000.....  4,000,000   $96,100   83,605,879   $1,686,236   1,300,000   $62,190    5,973,615   $121,342
                                =========   =======   ==========   ==========   =========   =======   ==========   ========


                                  TOTAL
                                ----------
BALANCE AT DECEMBER 31,
  1999........................  $1,983,549
Comprehensive income:
  Net income..................
  Unrealized loss on
    securities................          --
         Total comprehensive
           income.............      14,908
Issuance of common limited
  partnership units in
  connection with issuance of
  restricted stock............       3,143
Issuance of common limited
  partnership units in
  connection with issuance of
  stock options...............         269
Reallocation of operating
  partnership units in
  connection with cancellation
  of common stock.............          --
Deferred compensation.........      (3,143)
Deferred compensation
  amortization................         308
Reallocation of interests and
  other.......................       3,592
Distributions.................     (36,758)
                                ----------
BALANCE AT MARCH 31, 2000.....  $1,965,868
                                ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

 1. ORGANIZATION AND BASIS OF PRESENTATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

     As of March 31, 2000, the Company owned an approximate 93.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining 6.6% limited partner interest is owned by non-affiliated investors and certain directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     Prior to the Company's initial public offering in November 1997, the Company's predecessor provided real estate investment advisory services to institutional investors. In connection with the initial public offering, AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"), was formed to continue the investment management business of providing real estate investment services on a fee basis to clients. The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a former executive officer of AMB Investment Management collectively purchased 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation, (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation invests in properties and interests in entities that engage in the management, leasing and development of properties and similar activities. The Operating Partnership accounts for its investment in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

     As of March 31, 2000, the Company owned 725 industrial buildings and nine retail centers, located in 26 markets throughout the United States. As of March 31, 2000, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 65.9 million rentable square feet and were 96.5% leased to over 2,200 tenants. As of March 31, 2000, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.6 million rentable square feet and were 87.5% leased to over 200 tenants.

 2. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclo-

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

sures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The consolidated financial statements for prior periods have been reclassified to conform to current classifications with no effect on results of operations. General and administrative expenses on the Consolidated Statements of Operations includes internal asset management costs of $2,130 and $2,422 for the three months ended March 31, 1999 and 2000, respectively. Prior to the third quarter of 1999, these costs were classified as property operating expenses.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Operating Partnership's consolidated financial position and results of operations for the interim periods.

     The interim results of the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the first quarter of 2000, the Operating Partnership invested $34,460 in operating properties, consisting of six industrial buildings aggregating approximately 0.6 million square feet. The Operating Partnership also initiated four new development projects during the quarter, which will aggregate approximately 1.2 million square feet and have a total estimated cost of $70,700 upon completion. As of March 31, 2000, the Operating Partnership had 19 industrial projects, which will aggregate approximately 4.8 million square feet and have an aggregate total estimated investment of $303,400 upon completion, in its development pipeline and two retail projects (excluding two development projects held for divestiture), which will aggregate approximately
0.2 million square feet and have an aggregate estimated investment of $33,100 upon completion, in its development pipeline. As of March 31, 2000, approximately $180,200 had been funded and approximately $156,300 was estimated to be required to complete projects currently under construction or for which we have committed to complete.

 4. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     Property Divestitures. In March 2000, the Operating Partnership divested itself of four industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of approximately $12,925. These divestitures resulted in an aggregate net loss of $11.

     Properties Held for Divestiture. The Operating Partnership has decided to divest itself of six retail centers and one land parcel, which are not in its core markets and/or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2000, the net carrying value of the properties held for divestiture was $232,109.

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

     The following summarizes the condensed results of operations of the properties held for divestiture for the quarters ended March 31, 1999 and 2000:

                       PROPERTIES HELD FOR DIVESTITURE
-----------------------------------------------------------------------------
                                                              1999      2000
                                                             ------    ------
Income.....................................................  $6,317    $6,224
Property operating expenses................................   1,811     1,803
                                                             ------    ------
  Net operating income.....................................  $4,506    $4,421
                                                             ======    ======

 5. DEBT

     As of December 31, 1999 and March 31, 2000, debt consisted of the following:

                                                             DECEMBER 31,    MARCH 31,
                                                                 1999           2000
                                                             ------------    ----------
Secured debt, varying interest rates from 4.0% to 10.4% due
  May 2000 to January 2014.................................   $  696,931     $  754,594
Alliance Fund I credit facility, variable interest at LIBOR
  plus 87.5 basis points (weighted average interest rate of
  7.0% at March 31, 2000), due April 2001..................       80,000         53,000
Unsecured senior debt securities, weighted average interest
  rate of 7.2%, due June 2008, June 2015 and June 2018.....      400,000        400,000
Unsecured credit facility, variable interest at LIBOR plus
  90 to 120 basis points (weighted average interest rate of
  7.0% at March 31, 2000), due November 2000...............       83,000         43,000
                                                              ----------     ----------
     Subtotal..............................................    1,259,931      1,250,594
     Unamortized premiums..................................       10,106         11,617
                                                              ----------     ----------
          Total consolidated debt..........................   $1,270,037     $1,262,211
                                                              ==========     ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. As of March 31, 2000, the total gross investment value of those properties secured by debt was $1,511,318. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $10,419, which bear interest at variable rates. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized.

     The Alliance Fund I has a $80,000 unsecured credit facility. The debt is secured by the unfunded capital commitments of the third party investors in the Alliance REIT, a limited partner in the Alliance Fund I. The debt bears interest at LIBOR plus 87.5 basis points and matures in April 2001. See Note 6 for a discussion of the Alliance REIT and the Alliance Fund I.

     Interest on the senior debt securities is payable semiannually in each June and December commencing December 1998. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants.

     The Operating Partnership has a $500,000 unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The credit facility matures in November 2000 and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Operating Partnership's credit rating. The credit facility has various financial and non-financial covenants.

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

     Capitalized interest related to construction projects for the three months ended March 31, 1999 and 2000 was $2,583 and $3,015, respectively.

     The scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, as of March 31, 2000, are as follows:

                                          UNSECURED                  ALLIANCE
                                            SENIOR      UNSECURED     FUND I
                              SECURED        DEBT        CREDIT       CREDIT
                                DEBT      SECURITIES    FACILITY     FACILITY      TOTAL
                              --------    ----------    ---------    --------    ----------
2000 (nine months)..........  $ 42,465     $     --      $43,000     $    --     $   85,465
2001........................    38,298           --           --      53,000         91,298
2002........................    63,480           --           --          --         63,480
2003........................    75,488           --           --          --         75,488
2004........................    90,923           --           --          --         90,923
2005........................    70,196      100,000           --          --        170,196
2006........................   134,599           --           --          --        134,599
2007........................    48,246           --           --          --         48,246
2008........................   131,001      175,000           --          --        306,001
2009........................     1,811           --           --          --          1,811
2010........................    53,467           --           --          --         53,467
Thereafter..................     4,620      125,000           --          --        129,620
                              --------     --------      -------     -------     ----------
                              $754,594     $400,000      $43,000     $53,000     $1,250,594
                              ========     ========      =======     =======     ==========

 6. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES

     Minority interests in the Operating Partnership represent the limited partnership interests in a subsidiary of the Operating Partnership and interests held by certain third parties (some of which are separate account co-investors that are Institutional Alliance Partners) in 23 real estate joint ventures, through which 32 properties are held, that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Operating Partnership owns a majority interest or (ii) the Operating Partnership exercises significant control of major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     On September 24, 1999, December 22, 1999 and March 23, 2000, AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT") issued and sold shares of its capital stock to 15 third party investors. The Alliance REIT has elected to be taxed as a real estate investment trust under the Internal Revenue Code, commencing with its tax year ending December 31, 1999. The Alliance REIT acquired a limited partnership interest in AMB Institutional Alliance Fund I, L.P. (the "Alliance Fund I"), which is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target industrial markets nationwide. In March 2000, the Operating Partnership contributed seven industrial buildings, aggregating approximately 0.4 million square feet, to the Alliance Fund I at a cost basis of approximately $29,400. These contributions resulted in no gain. The Operating Partnership is the managing general partner of the Alliance Fund I and, together with an affiliate of the Company, owns, as of March 31, 2000, 38.8% of the partnership interests in the Alliance Fund I. It is currently expected that the Operating Partnership, together with an affiliate of the Company, will own 20.0% of the Alliance Fund I by the end of the second quarter of 2000. The Operating Partnership consolidates the Alliance Fund I for financial reporting purposes because it is the sole managing general partner of the Alliance Fund I and, as a result, controls all of its major operating decisions. As of March 31, 2000, the Alliance Fund I had a total equity commitment from

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

third party investors totaling $167.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, creates a total committed capitalization of approximately $410.0 million.

     The following table distinguishes the minority interest ownership held by certain joint venture partners, separate account co-investors, the Alliance Fund I, and the Series C, Series D, Series E, and Series F Preferred Unit holders' interest in a subsidiary of the Operating Partnership as of and for the quarter ended March 31, 2000.

                                                                                  MINORITY
                                                          MINORITY INTEREST    INTEREST SHARE
                                                              LIABILITY        OF NET INCOME
                                                          -----------------    --------------
Joint venture partners..................................      $ 19,499             $  629
Separate account co-investors...........................        51,084                859
Alliance Fund I.........................................        15,341                369
Series C preferred units (liquidation preference of
  $110,000).............................................       105,847              2,406
Series D preferred units (liquidation preference of
  $79,767)..............................................        77,688              1,545
Series E preferred units (liquidation preference of
  $11,022)..............................................        10,788                214
Series F preferred units (liquidation preference of
  $19,872)..............................................        19,581                 43
                                                              --------             ------
          Total.........................................      $299,828             $6,065
                                                              ========             ======

 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Operating Partnership has a 56.1% and a 50.0% non-controlling limited partnership interest in two separate unconsolidated equity investment joint ventures, which were purchased in June 1998 and September 1999, respectively. One of the joint ventures owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The other joint venture is a development project. For the three months ended March 31, 2000, the Operating Partnership's share of net operating income was $2,008 and the Operating Partnership's share of the unconsolidated joint ventures' debt was $20,772, with a weighted average interest rate of 6.9% and a weighted average maturity of 6.2 years.

 8. PARTNER'S CAPITAL

     At the time of the Company's initial public offering, 4,237,750 shares of Common Stock, known as Performance Shares, were placed in escrow by certain investors of the Company, which were subject to advisory agreements with the Company's predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of Common Stock were released from escrow to these investors and 1,465,926 shares of Common Stock were returned to the Company and cancelled. The cancelled shares of Common Stock represent indirect interests in the Operating Partnership that were reallocated from the Company (thereby decreasing the number of shares of Common Stock outstanding) to other unitholders who had an ownership interest in the Company's predecessor, including certain executive officers of the Company, (thereby increasing the number of LP Units owned by partners other than the Company). The total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of Common Stock and LP Units outstanding.

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

     The following table sets forth the distributions that were declared on February 29, 2000 and that were paid in connection with the Series F Preferred Units, which were issued and sold on March 22, 2000:

                                                                                    DIVIDEND
                                                  RECORD                            PAYMENT
        SECURITY               PAYING ENTITY       DATE        PAYMENT PERIOD         DATE     AMOUNT
-------------------------  ---------------------  -------  -----------------------  --------   -------
LP Units                   Operating Partnership  4/05/00  Quarter ended 3/31/00    4/17/00    $0.3700
Series A Preferred Units   Operating Partnership  4/05/00  3 months ended 4/14/00   4/17/00    $0.5313
Series B Preferred Units   Operating Partnership  4/05/00  3 months ended 4/14/00   4/17/00    $1.0781
Series C Preferred Units   AMB Property II, L.P.  4/05/00  3 months ended 4/14/00   4/17/00    $1.0938
Series D Preferred Units   AMB Property II, L.P.  3/15/00  3 months ended 3/24/00   3/25/00    $0.9688
Series E Preferred Units   AMB Property II, L.P.  4/05/00  3 months ended 4/14/00   4/17/00    $0.9688
Series F Preferred Units   AMB Property II, L.P.  4/05/00  3/22/00 through 4/14/00  4/17/00    $0.1092

     On March 22, 2000, AMB Property II, L.P., one of the Operating Partnership's subsidiaries, issued and sold 397,439 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series F Preferred Units are redeemable by AMB Property II, L.P. on or after March 22, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series F Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Operating Partnership's Series F Preferred Stock. AMB Property II, L.P. used the gross proceeds of $19.8 million to pay transaction expenses, including a placement fee, to make a loan to the Operating Partnership in the amount of $19.6 million and for general corporate purposes. The Operating Partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at a rate of 7.0% per annum and is payable upon demand.

 9. INCOME PER COMMON UNIT

     The Operating Partnership's only dilutive securities outstanding for the three months ended March 31, 1999 and 2000 were stock options granted under the Company's stock incentive plan. The effect of the stock options was to increase weighted average general LP Units outstanding by 19,576 and 14,041 units for the three months ended March 31, 1999 and 2000, respectively. Such dilution was computed using the treasury stock method.

10. SEGMENT INFORMATION

     The Operating Partnership has two reportable segments: industrial properties and retail properties. The industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. The retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment. The Operating Partnership's properties are managed separately because each

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

segment requires different operating, pricing and leasing strategies. Significant information used by the Operating Partnership for the reportable segments is as follows:

                                                   INDUSTRIAL      RETAIL        TOTAL
                                                   PROPERTIES    PROPERTIES    PROPERTIES
                                                   ----------    ----------    ----------
RENTAL REVENUES(1):
  For the three months ended:
     March 31, 1999..............................  $   79,686     $27,971      $  107,657
     March 31, 2000..............................     101,034       7,232         108,266
PROPERTY NET OPERATING INCOME(2):
  For the three months ended:
     March 31, 1999..............................      59,633      20,620          80,253
     March 31, 2000..............................      78,093       5,200          83,293
GROSS ADDITIONS TO INVESTMENT IN PROPERTIES(3):
  For the three months ended:
     March 31, 1999..............................     143,039       9,307         152,346
     March 31, 2000..............................      84,018       6,092          90,110
INVESTMENT IN PROPERTIES(4):
  As of:
     December 31, 1999...........................   3,177,283      72,169       3,249,452
     March 31, 2000..............................   3,261,705      26,628       3,288,333

---------------
(1) Includes straight-line rents of $2,688 and $3,160 for the quarters ended March 31, 1999 and 2000, respectively.

(2) Property net operating income is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses, including allocated asset management costs and excluding depreciation, amortization, general and administrative expenses and interest expense.

(3) Represents cost incurred during the period for land, building, building improvements, tenant improvements, leasing costs and other related real estate costs. Amounts are before divestitures of properties.

(4) Excludes net properties held for divestiture of $181,201 and $232,109 as of December 31, 1999 and March 31, 2000, respectively.

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

     The Operating Partnership uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income.

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
REVENUES
Total rental revenues for reportable segments...............  $107,657    $108,266
Investment management and other income......................     1,915       2,057
                                                              --------    --------
Total consolidated revenues.................................  $109,572    $110,323
                                                              ========    ========
NET INCOME
Property net operating income for reportable segments.......  $ 80,253    $ 83,293
Equity in earnings of unconsolidated joint ventures.........     1,151       1,242
Investment management and other income......................       764         815
Less:
  General and administrative................................    (6,202)     (5,351)
  Interest expense..........................................   (22,967)    (20,342)
  Depreciation and amortization.............................   (18,424)    (19,192)
  Minority interests........................................    (3,821)     (6,065)
                                                              --------    --------
Net income before gain/(loss) from divestitures of real
  estate....................................................    30,754      34,400
Loss from divestiture of real estate........................        --         (11)
                                                              --------    --------
Net income..................................................  $ 30,754    $ 34,389
                                                              ========    ========

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

                               AMB PROPERTY, L.P.

                                 MARCH 31, 2000
 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS AND
                              PROPERTY STATISTICS)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion which are not historical facts may be forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases by tenants, increased interest rates and operating costs, our failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, our failure to successfully integrate acquired properties and operations, our failure to divest of properties we have contracted to sell or to timely reinvest proceeds from any such divestitures, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in the section entitled "Business Risks" in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.

     Unless the context otherwise requires, the terms "we," "us" and "our" refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are registered trademarks of AMB Property Corporation, our general partner: AMB(R); Customer Alliance Program(R); Development Alliance Partners(R); Development Alliance Program(R); Institutional Alliance Partners(R); Management Alliance Partners(R); Management Alliance Program(R); UPREIT Alliance Partners(R); and UPREIT Alliance Program(R). The following are unregistered trademarks of AMB Property Corporation: Broker Alliance Partners(TM); Broker Alliance Program(TM); Customer Alliance Partners(TM); eSpace(TM); HTD(TM); High Throughput Distribution(TM); Institutional Alliance Program(TM); iSpace(TM); Strategic Alliance Partners(TM); and Strategic Alliance Programs(TM).

                                  THE COMPANY

     AMB Property, L.P., a Delaware limited partnership, is one of the leading owners and operators of industrial real estate nationwide. Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, interstate highways and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, northern New Jersey, the San Francisco Bay Area and Southern California. Within each of our markets, we focus our investments in in-fill submarkets. In-fill submarkets are characterized by supply constraints on the availability of land for competing projects. High Throughput Distribution facilities are designed to serve the high-speed, high-value freight handling needs of today's supply chain, as opposed to functioning as long-term storage facilities. We believe that the rapid growth of the air-freight business, the outsourcing of supply chain management to third party logistics companies and e-commerce are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. We intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

     As of March 31, 2000, we owned and operated 725 industrial buildings and nine retail centers, totaling approximately 67.5 million rentable square feet, located in 26 markets nationwide. As of March 31, 2000, these properties were 96.3% leased. As of March 31, 2000, through our subsidiary, AMB Investment

Management, we also managed 43 industrial buildings and retail centers, aggregating approximately 4.4 million rentable square feet, which were 97.8% leased, on behalf of various institutional investors. In addition, we have invested in 36 industrial buildings, totaling approximately 4.0 million rentable square feet, through an unconsolidated joint venture.

     As of March 31, 2000, we had six retail centers, aggregating approximately
1.3 million rentable square feet, and one land parcel, which were held for divestiture. In addition, during the first quarter of 2000, we disposed of four industrial buildings, aggregating approximately 0.3 million rentable square feet, for an aggregate price of approximately $12.9 million. Over the next few years, we currently intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

     On September 24, 1999, December 22, 1999 and March 23, 2000, AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT") issued and sold shares of its capital stock to 15 third party investors. The Alliance REIT has elected to be taxed as a real estate investment trust under the Internal Revenue Code, commencing with its tax year ending December 31, 1999. The Alliance REIT acquired a limited partnership interest in AMB Institutional Alliance Fund I, L.P. (the "Alliance Fund I"), which is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target industrial markets nationwide. In March 2000, the operating partnership contributed seven industrial buildings, aggregating approximately 0.4 million square feet, to the Alliance Fund I at a cost basis of approximately $29.4 million. These contributions resulted in no gain. The operating partnership is the managing general partner of the Alliance Fund I and, together with one of our other affiliates, owns, as of March 31, 2000, approximately 38.8% of the partnership interests in the Alliance Fund I. It is currently expected that we, along with an affiliate of AMB Property Corporation, will own 20.0% of the Alliance Fund I by the end of the second quarter of 2000. As of March 31, 2000, the Alliance Fund I had a total equity commitment from third party investors totaling $167.0 million, which, when combined with anticipated debt financings and our investment, creates a total committed capitalization of approximately $410.0 million.

     We are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in target industrial markets nationwide. As of March 31, 2000, AMB Property Corporation owned an approximate 93.4% general partnership interest in us, excluding preferred units. As the sole general partner of the operating partnership, AMB Property Corporation has the full, exclusive and complete responsibility and discretion in our day-to-day management and control.

     AMB Property Corporation is a self-administered and self-managed and expects that it has qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ending December 31, 1997. Because AMB Property Corporation is a self-administered and self-managed real estate investment trust, our own employees perform our administrative and management functions, rather than our relying on an outside manager for these services. The principal executive office of AMB Property, L.P. is located at 505 Montgomery Street, San Francisco, California 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts.

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the first quarter of 2000, we invested $34.5 million in operating properties, consisting of six industrial buildings aggregating approximately 0.6 million square feet. We also initiated four new development projects during the quarter, which will aggregate approximately 1.2 million square feet and have a total estimated cost of $70.7 million upon completion. As of March 31, 2000, we had 19 industrial projects, which will aggregate approximately 4.8 million square feet and have an aggregate total estimated investment of $303.4 million upon completion, in our development pipeline and two retail projects (excluding two development projects held for divestiture), which will aggregate approximately 0.2 million square feet and have an aggregate estimated investment of $33.1 million upon completion, in our development pipeline. As of March 31, 2000, approximately $180.2 million had been funded and approximately $156.3 million was estimated to be required to complete projects currently under construction or for which we have committed to complete.

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

OPERATING ALLIANCES

     Broker Alliance Program: Through our Broker Alliance Program, we work closely with top local leasing companies in each of our markets, whose brokers provide us with access to high quality customers and local market knowledge.

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

                             RESULTS OF OPERATIONS

     The analysis below shows changes in our results of operations for the three months ended March 31, 2000 and 1999 which includes changes attributable to acquisitions and development activity, and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (90% leased). We refer to these properties as the same store properties. For the comparison between the three-month periods ended March 31, 2000 and 1999, the same store properties consist of properties aggregating 54.6 million square feet. The properties acquired in 1999 consisted of 154 buildings, aggregating approximately 8.4 million square feet, and the properties acquired during the first quarter of 2000 consisted of six buildings, aggregating approximately 0.6 million square feet. In 1999, property divestitures consisted of 30 retail centers and 15 industrial buildings, aggregating approximately 6.6 million square feet, and property divestitures during the first quarter of 2000 consisted of four industrial buildings, aggregating approximately 0.3 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. Our future revenues and expenses may vary materially from their historical rates.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (DOLLARS IN MILLIONS)

               RENTAL REVENUES                  2000      1999     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $ 81.0    $ 77.1     $  3.9        5.1%
1999 acquisitions............................    22.5       3.3       19.2      581.8%
2000 acquisitions............................     0.4        --        0.4         --
Developments.................................     1.8       1.0        0.8       80.0%
Divestitures.................................     2.6      26.3      (23.7)     (90.1)%
                                               ------    ------     ------      -----
          Total..............................  $108.3    $107.7     $  0.6        0.6%
                                               ======    ======     ======      =====

     Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $0.6 million, or 0.6%, for the three months ended March 31, 2000, to $108.3 million, as compared with the same period in 1999. Approximately $3.9 million and $19.2 million of this increase was attributable to same store properties and properties acquired in 1999, respectively, with an offsetting decrease in revenues of approximately $23.7 million due to properties divested between January 1, 1999 and March 31, 2000. The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases and changes in occupancy and reimbursement of expenses, offset by straight-line rents. During the three months ended March 31, 2000, the same store properties increase in base rents (cash basis) was 13.6% on 2.5 million square feet leased.

   INVESTMENT MANAGEMENT AND OTHER INCOME       2000      1999     $ CHANGE    % CHANGE
   --------------------------------------      ------    ------    --------    --------
Equity earnings in unconsolidated joint
  ventures...................................  $  1.2    $  1.1     $  0.1        9.1%
Investment management income and other.......     0.8       0.8         --         --
                                               ------    ------     ------      -----
          Total..............................  $  2.0    $  1.9     $  0.1        5.3%
                                               ======    ======     ======      =====

     Other revenues, including equity in earnings of unconsolidated joint ventures, investment management income, and interest income, totaled $2.0 and $1.9 million for the three months ended March 31, 2000 and 1999, respectively. The $0.1 million, or 5.3%, increase was primarily attributable to the earnings from our equity investment in our unconsolidated joint ventures.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES   2000      1999     $ CHANGE    % CHANGE
-------------------------------------------------  ------    ------    --------    --------
Rental expenses................................    $ 11.5    $ 12.4     $ (0.9)      (7.3)%
Real estate taxes..............................      13.5      15.0       (1.5)     (10.0)%
                                                   ------    ------     ------      -----
  Property operating expenses..................    $ 25.0    $ 27.4     $ (2.4)      (8.8)%
                                                   ======    ======     ======      =====
Same store.....................................    $ 18.9    $ 19.0     $ (0.1)      (0.3)%
1999 acquisitions..............................       5.2       1.0        4.2      420.0%
2000 acquisitions..............................       0.1        --        0.1         --
Developments...................................       0.6       0.3        0.3      100.0%
Divestitures...................................       0.2       7.1       (6.9)     (97.2)%
                                                   ------    ------     ------      -----
          Total................................    $ 25.0    $ 27.4     $ (2.4)      (8.8)%
                                                   ======    ======     ======      =====

     Property operating expenses, including asset management costs and real estate taxes, decreased by $2.4 million, or 8.8%, for the three months ended March 31, 2000, to $25.0 million as compared with the same period in 1999. Internal asset management costs of $2.1 million for the three months ended March 31, 1999 have been reclassified to general and administrative expenses to conform with current year presentation. Same store properties and properties divested between January 1, 1999 and March 31, 2000 decreased operating expenses by approximately $0.1 million and $6.9 million, respectively, for the three months ended March 31, 2000, while operating expenses attributable to development properties and properties acquired between January 1, 1999 through March 31, 2000 added $4.6 million. The change in same store properties operating expenses primarily relates to increases in same store properties' real estate taxes of approximately $0.2 million for the three months ended March 31, 2000, offset by decreases in same store properties' insurance of $0.5 million.

                OTHER EXPENSES                   2000     1999     $ CHANGE    % CHANGE
                --------------                   -----    -----    --------    --------
General and administrative expense.............  $ 5.4    $ 6.2     $(0.8)      (12.9)%
Interest expense...............................   20.3     23.0      (2.7)      (11.7)%
Depreciation expense...........................   19.2     18.4       0.8         4.4%
                                                 -----    -----     -----       -----
          Total................................  $44.9    $47.6     $(2.7)       (5.7)%
                                                 =====    =====     =====       =====

     General and administrative expenses decreased by $0.8 million, or 12.9%, for the three months ended March 31, 2000, as compared to the same period in 1999. Internal asset management costs of $2.1 million for the three months ended March 31, 1999 have been reclassified from property operating expenses to general and administrative expenses to conform with current year presentation. The decrease in general and administrative expenses was primarily attributable to timing differences in incurring corporate expenses from quarter to quarter. The decrease in interest expense of $2.7 million was primarily due to the decrease in our unsecured credit facility balance from the prior year to this year.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries) and net proceeds from divestitures of properties. We presently believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to continue to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     Property Divestitures. In March 2000, we divested four industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of approximately $12.9 million. These divestitures resulted in an aggregate net loss of $0.01 million.

     Credit Facilities. We have a $500.0 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. Our unsecured credit facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending our debt rating at the time of the borrowings. As of March 31, 2000, the outstanding balance on our unsecured credit facility was $43.0 million and it bore interest at a weighted average rate of 7.0%. Monthly debt service payments on our credit facility are interest only. Our credit facility matures in November 2000. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At March 31, 2000, the remaining amount available under our unsecured credit facility was approximately $457.0 million.

     In addition, we have an $80.0 million unsecured credit facility held through our investment in the Alliance Fund I. The debt is secured by the unfunded capital commitments of the third party investors in the Alliance REIT I, a limited partner of the Alliance Fund I. The debt bears interest at LIBOR plus 87.5 basis points and matures in April 2001. As of March 31, 2000, the outstanding balance on this credit facility was $53.0 million and bore interest at a weighted average rate of 7.0%. At March 31, 2000, the remaining amount available under this credit facility was approximately $27.0 million.

     Debt and Equity Activities. At the time of AMB Property Corporation's initial public offering, 4,237,750 shares of common stock, known as performance shares, were placed in escrow by certain of our investors, which were subject to advisory agreements with our predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of common stock were released from escrow to these investors and 1,465,926 shares of common stock were returned to AMB Property Corporation and cancelled. The cancelled shares of common stock represent indirect interests in us that were reallocated from AMB Property Corporation (thereby decreasing the number of shares of common stock outstanding) to other unitholders who had an ownership interest in our general partner's predecessor, including certain of AMB Property Corporation's executive officers, (thereby increasing the number of limited partnership units owned by partners other than AMB Property Corporation). The total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of common stock and limited partnership units outstanding.

     On March 22, 2000, AMB Property II, L.P., one of our subsidiaries, issued and sold 397,439 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series F Preferred Units are redeemable by AMB Property II, L.P. on or after March 22, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series F Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series F Preferred Stock. AMB Property II, L.P. used the gross proceeds of $19.8 million to pay transaction expenses, including a placement fee, to make a loan to us in the amount of $19.6 million and for general corporate purposes. We used the funds to partially repay borrowings under our unsecured credit facility and for general corporate purposes. The loan bears interest at a rate of 7.0% per annum and is payable upon demand.

     Market Capitalization. As of March 31, 2000, the aggregate principal amount of our secured debt was $754.6 million, excluding unamortized debt premiums of $11.6 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 7.9%) and final maturity dates ranging from May 2000 to January 2014. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $10.4 million as of March 31, 2000, which bear interest at variable rates.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate these policies.

     The tables below summarize our debt maturities and capitalization as of March 31, 2000 (in thousands, except share amounts and percentages).

                                                       DEBT
-------------------------------------------------------------------------------------------------------------------
                                    INDUSTRIAL       RETAIL     UNSECURED    UNSECURED     ALLIANCE
                                     SECURED        SECURED    SENIOR DEBT    CREDIT     FUND I CREDIT     TOTAL
                                       DEBT           DEBT     SECURITIES    FACILITY      FACILITY         DEBT
                                    ----------      --------   -----------   ---------   -------------   ----------
2000 (9 months)...................   $ 34,578       $  7,887    $     --      $43,000      $     --      $   85,465
2001..............................     13,817         24,481          --           --        53,000          91,298
2002..............................     40,967         22,513          --           --            --          63,480
2003..............................     74,962            526          --           --            --          75,488
2004..............................     90,353            570          --           --            --          90,923
2005..............................     69,578            618     100,000           --            --         170,196
2006..............................    133,929            670          --           --            --         134,599
2007..............................     47,519            727          --           --            --          48,246
2008..............................    123,243          7,758     175,000           --            --         306,001
2009..............................      1,493            318          --           --            --           1,811
2010..............................     53,122            345          --           --            --          53,467
Thereafter........................      3,356          1,264     125,000           --            --         129,620
                                     --------       --------    --------      -------      --------      ----------
  Subtotal........................    686,917         67,677     400,000       43,000        53,000       1,250,594
  Unamortized premiums............     10,834            783          --           --            --          11,617
                                     --------       --------    --------      -------      --------      ----------
         Total consolidated
           debt...................    697,751         68,460     400,000       43,000        53,000       1,262,211
Our share of unconsolidated joint
  venture debt....................     20,772             --          --           --            --          20,772
                                     --------       --------    --------      -------      --------      ----------
         Total debt...............    718,523         68,460     400,000       43,000        53,000       1,282,983
Joint venture partners' share of
  consolidated joint venture
  debt............................    (88,369)       (16,579)         --           --       (42,400)       (147,348)
                                     --------       --------    --------      -------      --------      ----------
    Our share of total debt.......   $630,154       $ 51,881    $400,000      $43,000      $ 10,600      $1,135,635
                                     ========       ========    ========      =======      ========      ==========
Weighed average interest rate.....        7.9%(1)        7.8%        7.2%         7.0%          7.0%            7.6%
Weighed average maturity (in
  years)..........................        6.1(1)         3.3        10.6          0.7           1.1             7.3

---------------
(1) Does not include unconsolidated joint venture debt. The weighted average interest and weighted average maturity for the two unconsolidated joint venture debts were 6.9% and 6.2 years, respectively.

                                              MARKET EQUITY
----------------------------------------------------------------------------------------------------------
                                                              SHARES/UNITS
                          SECURITY                            OUTSTANDING     MARKET PRICE    MARKET VALUE
                          --------                            ------------    ------------    ------------
Common stock................................................   83,835,290        $21.50        $1,802,459
Common limited partnership units............................    5,973,615         21.50           128,432
                                                               ----------                      ----------
         Total..............................................   89,808,905                      $1,930,891
                                                               ==========                      ==========

                                           PREFERRED UNITS
------------------------------------------------------------------------------------------------------
                                                              DIVIDEND    LIQUIDATION     REDEMPTION
                          SECURITY                              RATE      PREFERENCE      PROVISIONS
                          --------                            --------    -----------    -------------
Series A preferred units....................................    8.50%      $100,000      July 2003
Series B preferred units....................................    8.63%        65,000      November 2003
Series C preferred units....................................    8.75%       110,000      November 2003
Series D preferred units....................................    7.75%        79,767      May 2004
Series E preferred units....................................    7.75%        11,022      August 2004
Series F preferred units....................................    7.95%        19,872      March 2005
                                                                ----       --------
         Weighted Average/Total.............................    8.40%      $385,661
                                                                ====       ========

                      CAPITALIZATION RATIOS
------------------------------------------------------------------
Total debt-to-total market capitalization...................  35.6%
Our share of total debt-to-total market capitalization......  32.9%
Total debt plus preferred-to-total market capitalization....  46.4%
Our share of total debt plus preferred-to-total market
  capitalization............................................  44.1%
Our share of total debt-to-total book capitalization........  35.6%

  Liquidity

     As of March 31, 2000, we had approximately $89.1 million in cash, restricted cash and cash equivalents and $484.0 million of additional available borrowings under our credit facilities. We intend to use cash from operations, borrowings under our credit facilities, other forms of secured and unsecured financing, proceeds from any future debt or equity offerings by us or AMB Property Corporation (including issuances of limited partnership units by us or a subsidiary or shares of stock of AMB Property Corporation), and proceeds from divestitures of properties to fund acquisitions, development activities and capital expenditures and to provide for general working capital requirements.

     The following table sets forth the distributions that were declared on February 29, 2000 and that were paid in connection with the Series F Preferred Units, which were issued and sold on March 22, 2000:

                                                                                   DIVIDEND
                                                 RECORD                            PAYMENT
        SECURITY              PAYING ENTITY       DATE        PAYMENT PERIOD         DATE     AMOUNT
------------------------  ---------------------  -------  -----------------------  --------   -------
LP Units                  Operating Partnership  4/05/00  Quarter ended 3/31/00    4/17/00    $0.3700
Series A Preferred Units  Operating Partnership  4/05/00  3 months ended 4/14/00   4/17/00    $0.5313
Series B Preferred Units  Operating Partnership  4/05/00  3 months ended 4/14/00   4/17/00    $1.0781
Series C Preferred Units  AMB Property II, L.P.  4/05/00  3 months ended 4/14/00   4/17/00    $1.0938
Series D Preferred Units  AMB Property II, L.P.  3/15/00  3 months ended 3/24/00   3/25/00    $0.9688
Series E Preferred Units  AMB Property II, L.P.  4/05/00  3 months ended 4/14/00   4/17/00    $0.9688
Series F Preferred Units  AMB Property II, L.P.  4/05/00  3/22/00 through 4/14/00  4/17/00    $0.1092

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt and/or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

  Capital Commitments

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of March 31, 2000, our development pipeline included 21 projects representing a total estimated investment of $336.5 million upon completion. Of this total, approximately $180.2 million had been funded as of March 31, 2000 and approximately $156.3 million is estimated to be required to complete projects currently under construction or for which we have committed to complete. We presently expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or equity issuances and net proceeds from property divestitures. Other than these capital items, we have no material capital commitments.

     During the period from January 1, 2000 to March 31, 2000, we invested:

     - $34.5 million in six operating industrial buildings, aggregating approximately 0.6 million rentable square feet, and

     - $19.5 million in four new development projects (with a total cost upon completion estimated to be $70.7 million), aggregating approximately 1.2 million square feet upon completion.

     We funded these acquisitions and initiated development projects through borrowings under our credit facilities, cash, debt and equity issuances, and net proceeds from property divestitures.

                              YEAR 2000 COMPLIANCE

     As a result of our year 2000 efforts, we have experienced no significant problems with any of our financial or non-financial systems, nor did any of the systems at our properties malfunction, as a result of year 2000 issues. In addition, we have not experienced any significant year 2000 issues with respect to our third party suppliers. The costs incurred by us in connection with our year 2000 compliance program have been, and are expected to remain, immaterial to our financial position, results of operations and cash flows.

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

     The following table reflects the calculation of our funds from operations for three months ended March 31, 1999 and 2000 (dollars in thousands, except unit and per unit data).

                                                                 FOR THE THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
Income from operations before minority interests............  $    34,575    $    40,465
Real estate related depreciation and amortization:
  Total depreciation and amortization.......................       18,424         19,192
  Furniture, fixtures, and equipment depreciation and ground
    lease amortization......................................         (114)          (403)
FFO attributable to minority interests(1)(2):
  Separate account co-investors.............................       (1,474)        (1,264)
  Alliance Fund I...........................................           --           (756)
  Other joint venture partners..............................         (551)          (606)
  Series C, D, E, and F preferred units.....................       (2,406)        (4,208)
Adjustments to derive FFO in unconsolidated joint
  venture(3):
  Our share of net income...................................       (1,151)        (1,242)
  Our share of FFO..........................................        1,645          1,736
Series A preferred unit distributions.......................       (2,125)        (2,125)
Series B preferred unit distributions.......................       (1,402)        (1,402)
                                                              -----------    -----------
FFO(1)......................................................  $    45,421    $    49,387
                                                              ===========    ===========
FFO per common unit:
  Basic.....................................................  $      0.50    $      0.55
                                                              ===========    ===========
  Diluted...................................................  $      0.50    $      0.55
                                                              ===========    ===========
Weighted average common units:
  Basic.....................................................   90,449,529     89,693,900
                                                              ===========    ===========
  Diluted(4)................................................   90,469,105     89,707,941
                                                              ===========    ===========

---------------
(1) Funds from operations, or FFO, is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary items plus real estate depreciation and adjustment to derive our pro rata share of the funds from operations of unconsolidated joint ventures, less minority interests' pro rata share of the funds from operations of consolidated joint ventures and perpetual preferred stock dividends. In accordance with NAREIT White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. Further, we do not adjust funds from operations to eliminate the effects of non-recurring charges.

(2) Represents funds from operations attributable to minority interest in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. These minority interests are not convertible into shares of AMB Property Corporation's common stock. In addition, the amount includes minority interest held by the Series C, D, E, and F preferred unit holders.

(3) Represents our pro rata share of funds from operations in unconsolidated joint ventures for the period presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint ventures for such period.

(4) Includes the dilutive effect of stock options for the purchase of shares of AMB Property Corporation's common stock, which has the effect of increasing weighted average general limited partnership units outstanding.

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for the all of our industrial and retail properties as of and for the period ended March 31, 2000.

                                               INDUSTRIAL       RETAIL         TOTAL
                                               -----------    ----------    -----------
Square feet owned(1).........................   65,906,481     1,607,135     67,513,616
Occupancy percentage.........................         96.5%         87.5%          96.3%
Lease expirations as percentage of total
  square feet (next 12 months)...............         15.9%          9.5%          15.7%
Weighted average lease term..................      6 years      12 years        6 years
Tenant retention:
  Quarter (2.4 million sq. ft. expired)......         65.5%         17.4%          64.6%
Cash basis rent increases on renewals and
  rollovers:
  Quarter (2.8 million sq. ft. leased).......         13.9%         (4.0)%         13.6%
Same store cash basis NOI growth(2):
  Quarter....................................          6.9%          5.0%           6.8%
Second generation tenant improvements and
  leasing commissions per sq. ft.(3):
  Quarter:
     Renewals................................  $      0.75    $     0.00    $      0.75
     Re-tenanted.............................         1.79          0.00           1.79
                                               -----------    ----------    -----------
       Weighted average......................  $      1.35    $     0.00    $      1.35
                                               ===========    ==========    ===========
Recurring capital expenditures(4)............  $     6,986    $        5    $     6,991
                                               ===========    ==========    ===========

---------------
(1) In addition to owned square feet as of March 31, 2000, we managed, through our subsidiary, AMB Investment Management, 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail and other properties, respectively. We also have an investment in 4.0 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(2) Consists of industrial buildings and retail centers aggregating 53.8 million and 0.8 million square feet, respectively, that have been owned by us prior to January 1, 1999, and excludes development properties prior to stabilization.

(3) Consists of all second generation leases renewing or re-tenanting with lease terms greater than one year.

(4) Includes second generation leasing costs and building improvements.

     The following summarizes key same store properties' operating statistics for our industrial and retail properties as of and for the period ending March 31, 2000.

                                                   INDUSTRIAL    RETAIL       TOTAL
                                                   ----------    -------    ----------
Square feet in same store pool(1)................  53,785,523    791,291    54,576,814
Occupancy percentage.............................        97.4%      97.8%         97.4%
Tenant retention:
  Quarter........................................        76.6%      17.4%         75.1%
Cash basis rent increases on renewals and
  rollovers:
  Quarter........................................        13.9%      (4.0)%        13.6%
Cash basis NOI growth % increase (decrease):
  Quarter:
     Revenues....................................         5.2%       2.0%          5.1%
     Expenses....................................        (0.1)%     (5.5)%        (0.3)%
     Net operating income........................         6.9%       5.0%          6.8%

---------------
(1) Consists of industrial buildings and retail centers aggregating 53.8 million and 0.8 million square feet, respectively, that have been owned by us prior to January 1, 1999, and excludes development properties prior to stabilization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our exposure to market risk includes the rising interest rates in connection with our unsecured credit facilities and other variable rate borrowings, and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Capital Resources -- Market Capitalization."

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of March 31, 2000, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

     At the time of AMB Property Corporation's initial public offering, 4,237,750 shares of common stock, known as performance shares, were placed in escrow by certain investors, which were subject to advisory agreements with our general partner's predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of common stock were released from escrow to these investors and 1,465,926 shares of common stock were returned to AMB Property Corporation and cancelled. The cancelled shares of common stock represent indirect interests in the operating partnership that were reallocated from AMB Property Corporation (thereby decreasing the number of shares of common stock outstanding) to other unitholders who had an ownership interest in our general partner's predecessor, including certain of AMB Property Corporation's executive officers, (thereby increasing the number of limited partnership units owned by partners other than AMB Property Corporation). The total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of common stock and limited partnership units outstanding.

     On March 22, 2000, AMB Property II, L.P. issued and sold 397,439 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit, for a gross sales price of approximately $19.9 million, to a limited liability company. The issuance and sale of the Series F Preferred Units constituted a private placement of securities that was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series F Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series F Preferred Stock.

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

     WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 28.2% of the leased square footage of our properties as of March 31, 2000 will expire on or prior to December 31, 2001, with leases on 12.3% of the leased square footage of our properties as of March 31, 2000 expiring during the 9 months ending December 31, 2000. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

     A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our properties located in California as of March 31, 2000 represented approximately 23.1% of the aggregate square footage of our properties as of March 31, 2000 and approximately 28.8% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at March 31, 2000, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity.

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

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of March 31, 2000, 212 industrial buildings aggregating approximately 15.2 million rentable square feet (representing 22.5% of our properties based on aggregate square footage and 26.8% based on annualized base rent) and one retail center aggregating approximately 0.4 million rentable square feet (representing 0.6% of our properties based on aggregate square footage and 2.0% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles which we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. We own 100% of the non-voting preferred stock of AMB Investment Management, Inc. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

     As of March 31, 2000, we had ownership interests in 23 joint ventures, limited liability companies or partnerships with third parties, as well as interests in two unconsolidated entities. As of March 31, 2000, we owned 32 (excluding the two unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

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

WE MAY BE UNABLE TO CONSUMMATE ACQUISITIONS ON ADVANTAGEOUS TERMS

     We intend to continue to acquire primarily industrial properties. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our unsecured credit facility, proceeds from equity or debt offerings by us or AMB Property Corporation (including issuances of limited partnership units by) us or a subsidiary or shares of stock by AMB Property Corporation), and proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from property divestitures could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of March 31, 2000, six retail centers, aggregating approximately 1.3 million square feet, and one land parcel, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms and/or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

     As of March 31, 2000, we had total debt outstanding of approximately $1.3 billion including:

     - approximately $754.6 million of secured indebtedness (excluding unamortized debt premiums) with an average maturity of six years and a weighted average interest rate of 7.9%;

     - approximately $53.0 million outstanding under the unsecured credit facility related to the Alliance Fund I, with a maturity date of April 2001 and a weighted average interest rate of 7.0%;

     - approximately $43.0 million outstanding under our unsecured $500.0 million credit facility with a maturity date of November 2000 and a weighted average interest rate of 7.0%; and

     - $400.0 million aggregate principal amount of unsecured senior debt securities with maturities in June 2008, 2015 and 2018 and a weighted average interest rate of 7.2%.

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

     RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of March 31, 2000, we had $43.0 million and $53.0 million outstanding under our unsecured credit facility and the unsecured credit facility related to the Alliance Fund I, respectively. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

     WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     In order for AMB Property Corporation to qualify as a real estate investment trust under the Internal Revenue Code, AMB Property Corporation is required each year to distribute to its stockholders at least 95% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain). Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions and the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of AMB Property Corporation's capital stock. Additional debt financing may substantially increase our leverage.

     WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of March 31, 2000, we had 19 non-recourse secured loans, which are cross-collateralized by 20 properties. As of March 31, 2000, we had $246.6 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and our senior debt securities contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt which is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

     Certain customers may claim that the formation transactions gave rise to a right to purchase the premises that they occupy. We do not believe any such claims would be material and, to date, no such claims have been filed. See
"-- Government Regulations -- We Could Encounter Costly Environmental Problems" below regarding the possibility of undisclosed environmental conditions potentially affecting the value of our properties. Undisclosed material liabilities in connection with the acquisition of properties, entities and interests in properties or entities could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following AMB Property Corporation's initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial properties other than those currently under development at the time of AMB Property Corporation's initial public offering. AMB Institutional Housing Partners, AMB Development, Inc. and AMB Development, L.P. continue to use the name "AMB" pursuant to royalty-free license arrangements. The continued involvement in other real estate-related activities by some of AMB Property Corporation's executive officers and directors could divert management's attention from our day-to-day operations. Most of AMB Property Corporation's executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit AMB Property Corporation's ability to enforce these agreements.

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

     As of March 31, 2000, AMB Development, L.P. owns interests in 11 retail development projects in the U.S., 10 of which consist of a single free-standing Walgreens drugstore and one of which consists of a free-standing Walgreens drugstore, a ground lease to McDonald's and a 14,000 square foot retail center. In addition, Messrs. Abbey, Moghadam and Burke, each a founder and director of AMB Property Corporation, own less than 1% interests in two partnerships which own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $75,000, in a limited partnership which owns an office building located in Oakland, California.

     In addition, several of our executive officers individually own:

     - less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

     - certain interests in and rights to developed and undeveloped real property located outside the United States; and

     - certain other de minimis holdings in equity securities of real estate companies.

     Thomas W. Tusher, a member of AMB Property Corporation's board of directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued as of March 31, 2000 at approximately $1.2 million. Messrs. Abbey, Moghadam and Burke each have an approximately 26.7% interest in the partnership, each valued as of March 31, 2000 at approximately $1.6 million.

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

     As of May 11, 2000, AMB Property Corporation's two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor), and Capital Research and Management Company (with respect to various client accounts for which Capital Research and Management Company serves as investment advisor) beneficially owned approximately 10.9% of AMB Property Corporation's outstanding common stock. In addition, AMB Property Corporation's executive officers and directors beneficially owned approximately 5.6% of AMB Property Corporation's outstanding common stock as of May 11, 2000, and will have influence on AMB Property Corporation's and our management and operation and, as stockholders of AMB Property Corporation, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and our noteholders. Although there is no understanding or arrangement for these directors, officers and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation's and our affairs if they choose to do so.

     WE COULD INVEST IN REAL ESTATE MORTGAGES

     We may invest in mortgages, and may do so as a strategy for ultimately acquiring the underlying property. In general, investments in mortgages include the risks that borrowers may not be able to make debt service payments or pay principal when due, that the value of the mortgaged property may be less than the principal amount of the mortgage note secured by the property and that interest rates payable on the mortgages may be lower than our cost of funds to acquire these mortgages. In any of these events, our funds from operations and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. Funds from operations means income
(loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus our pro rata share of the funds from operations of the unconsolidated joint ventures, depreciation and amortization, excluding depreciation of furniture, fixtures and equipment less funds from operations attributable to minority interests in consolidated joint ventures which are not convertible into shares of AMB Property Corporation's common stock.

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

     We believe that our investments in highly speculative early-stage companies have been structured so that AMB Property Corporation currently qualifies as a real estate investment trust under the Internal Revenue Code. However, if the value of these investments, either individually or in the aggregate, appreciates significantly, these investments may adversely affect our ability to continue to qualify as a real estate investment trust, unless we are able to restructure or dispose of our holdings on a timely basis. To date, we have invested approximately $14.0 million in early-stage companies. One of these investments, in an initial amount of $5.0 million, has appreciated to a market value in excess of $16.5 million at March 31, 2000, if it were freely tradable.

     CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction. We would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service successfully argues that a transfer or disposition of property constituted a prohibited transaction we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

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

WE MAY BE UNABLE TO MANAGE OUR GROWTH

     Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our growth, our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

WE MAY INVEST IN HIGHLY SPECULATIVE EARLY-STAGE COMPANIES IN WHICH WE MAY LOSE OUR ENTIRE INVESTMENT

     From time to time, we may invest in highly speculative early-stage companies that we believe will enhance our understanding of changes occurring in the movement of goods, which may, in turn, sharpen our real estate investment focus, create real estate provider relationships with growth companies and provide the potential for significant returns on invested capital. We currently expect that each of these investments will generally be in the amount of $10.0 million or less. As a result, we believe that the amounts of our investments in early-stage companies are immaterial, both individually and in the aggregate. However, these investments are highly speculative and it is possible that we may lose our entire investment in an early-stage company.

AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

     WE DO NOT CONTROL THE ACTIVITIES OF AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

     We own 100% of the non-voting preferred stock of AMB Investment Management, Inc. and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). Some of AMB Property Corporation's current and former executive officers and a former executive officer of AMB Investment Management, Inc. own all of the outstanding voting common stock of AMB Investment Management, Inc. (representing approximately 5% of the economic interest in AMB Investment Management, Inc.). Some of AMB Property Corporation's current and former executive officers and a director of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of AMB Investment Management, Inc. and Headlands Realty Corporation permits us to share in the income of those corporations while allowing AMB Property Corporation to maintain its status as a real estate investment trust. We receive substantially all of the economic benefit of the businesses carried on by AMB Investment Management, Inc. and Headlands Realty Corporation through our right to receive dividends. However, we are not able to elect the directors or officers of AMB Investment Management, Inc. and Headlands Realty Corporation and, as a result, we do not have the ability to influence their operation or to require that their boards of directors declare and pay cash dividends on the non-voting stock of AMB Investment Management, Inc. and Headlands Realty Corporation held by us. The boards of directors and management of AMB Investment Management, Inc. and Headlands Realty Corporation might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of our unitholders and noteholders or that may adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, AMB Investment Management, Inc. and Headlands Realty Corporation are subject to tax on their income, reducing their cash available for distribution to us.

     AMB INVESTMENT MANAGEMENT, INC. MAY NOT BE ABLE TO GENERATE SUFFICIENT FEES

     Fees earned by AMB Investment Management, Inc. depend on various factors affecting the ability to attract and retain investment management clients and the overall returns achieved on managed assets. These factors are beyond our control. AMB Investment Management, Inc.'s failure to attract investment management clients or achieve sufficient overall returns on managed assets could reduce its ability to make distributions on the stock owned by us and could also limit co-investment opportunities to us. This would limit the our ability to generate rental revenues from such co-investments and use the co-investment program as a source to finance property acquisitions and leverage acquisition opportunities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Sixth Amended and Restated Agreement of Limited Partnership
               of AMB Property II, L.P., dated as of March 22, 2000
               (incorporated by reference to Exhibit 10.1 of the
               Registrant's Current Report on Form 8-K filed on April 14,
               2000).
     27.1      Financial Data Schedule -- AMB Property, L.P.

(b) Reports on Form 8-K:

     - The Registrant filed a Current Report on Form 8-K on April 14, 2000, in connection with the issuance and sale by AMB Property II, L.P. of the 7.95% Series F Preferred Units.

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

                                          AMB PROPERTY, L.P.
                                          Registrant

                                          By: AMB Property Corporation, its
                                          General Partner

Date: May 11, 2000                        By:      /s/ MICHAEL A. COKE
                                            ------------------------------------
                                                      Michael A. Coke
                                                Chief Financial Officer and
                                                     Managing Director
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                                          By:       /s/ NINA A. TRAN
                                            ------------------------------------
                                                        Nina A. Tran
                                                       Vice President
                                                (Duly Authorized Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.1      Sixth Amended and Restated Agreement of Limited Partnership
           of AMB Property II, L.P., dated as of March 22, 2000
           (incorporated by reference to Exhibit 10.1 of the
           Registrant's Current Report on Form 8-K filed on April 14,
           2000).
 27.1      Financial Data Schedule -- AMB Property, L.P.