Form 10-Q
period 2000-09-30
AMB PROPERTY LP
filed 2000-11-13
CIK 1045610

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               AMB PROPERTY, L.P.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2000, and
           December 31, 1999.........................................    1

         Consolidated Statements of Operations for the three and nine
           months ended September 30, 2000 and 1999..................    2

         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999.........................    3

         Consolidated Statement of Partners' Capital for the nine
           months ended September 30, 2000...........................    4

         Notes to Consolidated Financial Statements..................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   16

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   29

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   30

Item 2.  Changes in Securities and Use of Proceeds...................   30

Item 3.  Defaults Upon Senior Securities.............................   30

Item 4.  Submission of Matters to a Vote of Security Holders.........   30

Item 5.  Other Information...........................................   30

Item 6.  Exhibits and Reports on Form 8-K............................   41

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
             (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Investments in real estate:
  Land and improvements.....................................   $  805,428       $  714,916
  Buildings and improvements................................    2,723,499        2,349,221
  Construction in progress..................................      258,524          185,315
                                                               ----------       ----------
          Total investments in properties...................    3,787,451        3,249,452
  Accumulated depreciation and amortization.................     (160,880)        (103,558)
                                                               ----------       ----------
          Net investments in properties.....................    3,626,571        3,145,894
Investment in unconsolidated joint ventures.................       77,981           66,357
Properties held for divestiture, net........................      149,842          181,201
                                                               ----------       ----------
          Net investments in real estate....................    3,854,394        3,393,452
Cash and cash equivalents...................................       18,804           33,312
Restricted cash and cash equivalents........................       19,036          103,707
Other assets................................................      210,808           91,079
                                                               ----------       ----------
          Total assets......................................   $4,103,042       $3,621,550
                                                               ==========       ==========

                             LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................   $  825,477       $  707,037
  Alliance Fund I credit facility...........................           --           80,000
  Unsecured senior debt securities..........................      455,000          400,000
  Unsecured credit facility.................................      233,000           83,000
                                                               ----------       ----------
          Total debt........................................    1,513,477        1,270,037
Other liabilities...........................................      144,104           89,371
                                                               ----------       ----------
          Total liabilities.................................    1,657,581        1,359,408
Commitments and contingencies (note 11)
Minority interests..........................................      496,086          278,593
Partners' capital:
  General Partner, 83,883,027 and 84,903,630 units
     outstanding, respectively, and 4,000,000 Series A
     preferred units with a $100,000 liquidation
     preference.............................................    1,773,011        1,829,259
  Limited Partners, 5,767,192 and 4,507,689 units
     outstanding, respectively, and 1,300,000 Series B
     preferred units with a $65,000 liquidation
     preference.............................................      176,364          154,290
                                                               ----------       ----------
          Total partners' capital...........................    1,949,375        1,983,549
                                                               ----------       ----------
          Total liabilities and partners' capital...........   $4,103,042       $3,621,550
                                                               ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                          FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------    --------------------------
                                             2000           1999           2000           1999
                                          -----------    -----------    -----------    -----------
REVENUES
  Rental revenues.......................  $   118,493    $   109,708    $   337,356    $   330,895
  Equity in earnings of unconsolidated
    joint ventures......................        1,447          1,251          4,006          3,580
  Investment management and other
    income..............................        1,431            825          3,811          2,258
                                          -----------    -----------    -----------    -----------
         Total revenues.................      121,371        111,784        345,173        336,733
OPERATING EXPENSES
  Property operating expenses...........       13,400         13,153         36,463         39,110
  Real estate taxes.....................       13,994         13,629         40,992         43,431
  Interest, including amortization......       22,562         21,147         62,906         67,705
  Depreciation and amortization.........       23,312         15,693         65,135         49,295
  General and administrative............        5,987          6,107         17,322         19,116
                                          -----------    -----------    -----------    -----------
         Total operating expenses.......       79,255         69,729        222,818        218,657
                                          -----------    -----------    -----------    -----------
    Income from operations before
       minority interests...............       42,116         42,055        122,355        118,076
  Minority interests' share of net
    income..............................       (9,208)        (5,621)       (22,139)       (14,002)
                                          -----------    -----------    -----------    -----------
    Net income before gain from
       divestiture of real estate.......       32,908         36,434        100,216        104,074
  Gain from divestiture of real
    estate..............................        5,815         21,532          6,220         33,057
                                          -----------    -----------    -----------    -----------
    Net income before extraordinary
       items............................       38,723         57,966        106,436        137,131
  Extraordinary items...................           --         (1,347)            --         (2,856)
                                          -----------    -----------    -----------    -----------
    Net income..........................       38,723         56,619        106,436        134,275
  Series A preferred unit
    distributions.......................       (2,125)        (2,125)        (6,375)        (6,375)
  Series B preferred unit
    distributions.......................       (1,402)        (1,402)        (4,206)        (4,206)
                                          -----------    -----------    -----------    -----------
    Net income available to common
       unitholders......................  $    35,196    $    53,092    $    95,855    $   123,694
                                          ===========    ===========    ===========    ===========
Income available to common unitholders
  attributable to:
  General partner.......................  $    32,721    $    50,454    $    89,523    $   117,535
  Limited partner.......................        2,475          2,638          6,332          6,159
                                          -----------    -----------    -----------    -----------
    Net income available to common
       unitholders......................  $    35,196    $    53,092    $    95,855    $   123,694
                                          ===========    ===========    ===========    ===========
BASIC INCOME PER COMMON UNIT
  Before extraordinary items............  $      0.39    $      0.60    $      1.07    $      1.39
  Extraordinary items...................           --          (0.02)            --          (0.03)
                                          -----------    -----------    -----------    -----------
    Net income available to common
       unitholders......................  $      0.39    $      0.58    $      1.07    $      1.36
                                          ===========    ===========    ===========    ===========
DILUTED INCOME PER COMMON UNIT
  Before extraordinary items............  $      0.39    $      0.60    $      1.06    $      1.39
  Extraordinary items...................           --          (0.02)            --          (0.03)
                                          -----------    -----------    -----------    -----------
    Net income available to common
       unitholders......................  $      0.39    $      0.58    $      1.06    $      1.36
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON UNITS
  OUTSTANDING
  Basic.................................   89,898,511     91,078,726     89,804,970     90,796,692
                                          ===========    ===========    ===========    ===========
  Diluted...............................   90,508,007     91,179,441     90,104,947     90,897,525
                                          ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 106,436       $ 134,275
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     65,135          49,295
  Straight-line rents.......................................     (7,158)         (7,523)
  Amortization of debt premiums and financing costs.........     (5,530)         (2,156)
  Minority interests' share of net income...................     22,139          14,002
  Gain on divestitures of real estate.......................     (6,220)        (33,057)
  Non-cash portion of extraordinary items...................         --          (1,884)
  Equity in losses of AMB Investment Management.............      2,162             411
  Equity in earnings of unconsolidated joint ventures.......     (4,006)         (3,580)
Changes in assets and liabilities:
  Other assets..............................................    (34,924)          1,758
  Other liabilities.........................................     23,612          34,056
                                                              ---------       ---------
    Net cash provided by operating activities...............    161,646         185,597
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents..............     57,838              --
Cash paid for property acquisitions.........................   (331,346)       (309,699)
Additions to land, building, development costs and other
  first generation improvements.............................   (155,787)       (108,027)
Additions to second generation building improvements and
  lease costs...............................................    (25,828)        (20,046)
Additions to interest in unconsolidated joint ventures......    (10,562)             --
Distributions received from unconsolidated joint ventures...      2,944           2,550
Net proceeds from divestitures of real estate...............     26,833         460,132
                                                              ---------       ---------
    Net cash provided (used) by investing activities........   (435,908)         24,910
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................      1,741             732
Borrowings on unsecured credit facility.....................    307,000         265,000
Borrowings on Alliance Fund I credit facility...............     25,000          80,000
Borrowings on secured debt..................................     57,646          35,253
Payments on unsecured credit facility.......................   (157,000)       (450,000)
Payments on Alliance Fund I credit facility.................   (105,000)             --
Payments on secured debt....................................    (14,599)        (73,860)
Payment of financing fees...................................     (4,149)           (320)
Net proceeds from issuance of unsecured senior debt
  securities................................................     54,808              --
Net proceeds from issuance of preferred units...............     61,533          88,547
Contributions from investors in the Alliance Fund I.........    129,699          11,600
Distributions paid to common and preferred unitholders......    (72,633)       (101,901)
Distributions to limited partners' minority interests,
  including preferred units.................................    (24,292)        (19,874)
                                                              ---------       ---------
    Net cash provided (used) by financing activities........    259,754        (164,823)
                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents........    (14,508)         45,684
Cash and cash equivalents at beginning of period............     33,312          25,137
                                                              ---------       ---------
Cash and cash equivalents at end of period..................  $  18,804       $  70,821
                                                              =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $  66,005       $  61,267
                                                              =========       =========
Non-cash transactions:
  Acquisitions of properties................................  $ 407,889       $ 381,713
  Assumption of debt........................................    (76,543)        (57,480)
  Minority interest's contribution, including units
    issued..................................................         --         (14,534)
                                                              ---------       ---------
    Net cash paid...........................................  $ 331,346       $ 309,699
                                                              =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                           GENERAL PARTNER                               LIMITED PARTNERS
                            ---------------------------------------------   ------------------------------------------
                              PREFERRED UNITS          COMMON UNITS           PREFERRED UNITS         COMMON UNITS
                            -------------------   -----------------------   -------------------   --------------------
                              UNITS     AMOUNT      UNITS        AMOUNT       UNITS     AMOUNT      UNITS      AMOUNT      TOTAL
                            ---------   -------   ----------   ----------   ---------   -------   ---------   --------   ----------
Balance at December 31,
  1999....................  4,000,000   $96,100   84,908,630   $1,733,159   1,300,000   $62,190   4,507,689   $ 92,100   $1,983,549
Comprehensive income:
  Net Income..............                6,375           --       89,523                 4,206          --      6,332
  Unrealized loss on
    securities............         --        --           --      (29,016)         --        --          --     (2,017)
        Total
          comprehensive
          income..........                                                                                                   75,403
Issuance of common limited
  partnership units in
  connection with issuance
  of restricted stock.....         --        --      156,675        3,166          --        --          --         --        3,166
Issuance of common limited
  partnership units in
  connection with issuance
  of stock options........         --        --       82,225        1,728          --        --          --         --        1,728
Conversion of operating
  partnership units to
  common stock............         --        --      206,423        4,915          --        --    (206,423)    (4,153)         762
Reallocation of operating
  partnership units in
  connection with
  cancellation of
  common..................         --        --   (1,465,926)     (29,318)         --        --   1,465,926     29,318           --
Deferred compensation.....         --        --           --       (3,166)         --        --          --         --       (3,166)
Deferred compensation
  amortization............         --        --           --          895          --        --          --         --          895
Reallocation of interests
  and other...............         --        --           --       (1,801)         --        --          --       (852)      (2,653)
Distributions.............         --    (6,375)          --      (93,174)         --    (4,206)         --     (6,554)    (110,309)
                            ---------   -------   ----------   ----------   ---------   -------   ---------   --------   ----------
Balance at September 30,
  2000....................  4,000,000   $96,100   83,883,027   $1,676,911   1,300,000   $62,190   5,767,192   $114,174   $1,949,375
                            =========   =======   ==========   ==========   =========   =======   =========   ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

 1. ORGANIZATION AND BASIS OF PRESENTATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

     As of September 30, 2000, the Company owned an approximate 93.6% general partner interest in the Operating Partnership, excluding preferred units. The remaining 6.4% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital to fund certain acquisitions and development and renovation projects. As of September 30, 2000, the Operating Partnership had investments in two co-investment joint ventures, including AMB Institutional Alliance Fund I, L.P. ("Alliance Fund I"), which are consolidated for financial reporting purposes.

     AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"), provides real estate investment services on a fee basis to clients. The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a former executive officer of AMB Investment Management collectively purchased 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation, (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation invests in properties and interests in entities that engage in the management, leasing, and development of properties and similar activities. The Operating Partnership accounts for its investment in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

     As of September 30, 2000, the Operating Partnership owned 813 industrial buildings and eight retail centers, located in 25 markets throughout the United States. The Operating Partnership's strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, and Southern California. As of September 30, 2000, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 71.4 million rentable square feet and were 96.8% leased to 2,667 tenants. As of September 30,

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

2000, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.2 million rentable square feet and were 85.9% leased to over 160 tenants.

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

     The interim results of the three and nine months ended September 30, 2000 and 1999, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the third quarter of 2000, the Operating Partnership invested $179.8 million in operating properties, consisting of 30 industrial buildings aggregating approximately 2.6 million square feet, including the investment of $38.5 million in operating properties, consisting of six industrial buildings aggregating approximately 0.6 million square feet, by the Alliance Fund I. Year to date, the Operating Partnership has invested $407.9 million in operating properties, consisting of 88 industrial buildings aggregating approximately 5.6 million square feet.

     The Operating Partnership also initiated two new development projects during the third quarter, which will aggregate approximately 0.7 million square feet and have a total estimated cost of $38.6 million upon completion. As of September 30, 2000, the Operating Partnership had 25 industrial projects, which will total approximately 6.4 million square feet and have an aggregate estimated investment of $380.2 million upon completion, in its development pipeline. It also had two retail projects (excluding two development projects held for divestiture), which will total approximately 0.2 million square feet and have an aggregate estimated investment of $34.2 million upon completion, in its development pipeline. As of September 30, 2000, the Operating Partnership and its Development Alliance Partners have funded an aggregate of $250.2 million and will need to fund an estimated additional $164.2 million in order to complete projects currently under construction.

 4. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     Property Divestitures. During the third quarter of 2000, the Operating Partnership divested itself of three industrial buildings located in Atlanta, Georgia and Hayward, California, aggregating approximately 0.1 million square feet, for an aggregate price of $3.2 million. The Operating Partnership also sold a retail center located in Los Angeles, California, aggregating approximately 0.4 million square feet, for $89.0 million. The

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

Operating Partnership carries an 8.75% mortgage note in the principal amount of $79.0 million with a term of one year on the retail center sale. The divestitures during the third quarter resulted in an aggregate net gain of $5.8 million. Year to date, the Operating Partnership has divested itself of nine industrial buildings and one retail center, aggregating approximately 0.9 million square feet, for an aggregate price of $107.9 million, with a resulting net gain of $6.2 million.

     Properties Held for Divestiture. The Operating Partnership has decided to divest itself of five retail centers, one industrial building, and one land parcel, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. In connection with the divestiture of the industrial building, the Operating Partnership reduced its basis by taking an additional $1.9 million in depreciation expense. As of September 30, 2000, the net carrying value of the properties held for divestiture was $149.8 million.

     The following summarizes the condensed results of operations of the properties held for divestiture (dollars in thousands):

                        PROPERTIES HELD FOR DIVESTITURE

              THREE MONTHS ENDED SEPTEMBER 30,                 2000       1999
              --------------------------------                -------    -------
Income......................................................  $ 4,249    $ 4,091
Property operating expenses.................................    1,107      1,075
                                                              -------    -------
  Net operating income......................................  $ 3,142    $ 3,016
                                                              =======    =======

              NINE MONTHS ENDED SEPTEMBER 30,                  2000       1999
              -------------------------------                 -------    -------
Income......................................................  $12,179    $12,079
Property operating expenses.................................    3,266      3,210
                                                              -------    -------
  Net operating income......................................  $ 8,913    $ 8,869
                                                              =======    =======

 5. DEBT

     As of September 30, 2000, and December 31, 1999, debt consisted of the following (dollars in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Secured debt, varying interest rates from 4.0% to
  10.4% due May 2000 to January 2014...............   $  815,073       $  696,931
Alliance Fund I credit facility, variable interest
  at LIBOR plus 87.5 basis points (weighted average
  interest rate of 7.5% at September 30, 2000), due
  April 2001.......................................           --           80,000
Unsecured senior debt securities, weighted average
  interest rate of 7.3%, due August 2007, June
  2008, June 2015, and June 2018...................      455,000          400,000
Unsecured credit facility, variable interest at
  LIBOR plus 75 basis points (weighted average
  interest rate of 7.5% at September 30, 2000), due
  May 2003.........................................      233,000           83,000
                                                      ----------       ----------
  Subtotal.........................................    1,503,073        1,259,931
  Unamortized premiums.............................       10,404           10,106
                                                      ----------       ----------
          Total consolidated debt..................   $1,513,477       $1,270,037
                                                      ==========       ==========

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of September 30, 2000, the total gross investment book value of those properties secured by debt was $1.6 billion. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $33.0 million, which bear interest at variable rates (weighted average interest rate of 8.4% at September 30, 2000). The secured debt has various financial and non-financial covenants. Management believes that the Operating Partnership was in compliance with these covenants at September 30, 2000. Additionally, certain secured debt is cross-collateralized.

     In addition, the Alliance Fund I had an $80.0 million unsecured credit facility. The debt was secured by the unfunded capital commitments of the third party investors in AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT I"), a limited partner of the Alliance Fund I. Currently, there are no remaining unfunded capital commitments. As a result, the Alliance Fund I paid off the outstanding balance and closed this credit facility in the third quarter. See
Note 6 for a discussion of the Alliance Fund I and the Alliance REIT I.

     Interest on the senior debt securities is payable semiannually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at September 30, 2000.

     In August 2000, the Operating Partnership commenced a medium-term note program for the possible issuance of up to $400 million in principal amount of medium-term notes, which will be guaranteed by the Company. In August and September 2000, the Operating Partnership issued and sold $55 million of the notes under this program to Morgan Stanley Dean Witter as principal. The Company has guaranteed the notes, which mature on August 20, 2007, and bear interest at 7.925% per annum. The Operating Partnership used the net proceeds of $54.8 million for general corporate purposes, to repay indebtedness, and for the acquisition and development of additional properties.

     In May 2000, the Operating Partnership entered into a new $500 million unsecured revolving credit agreement, which replaced its previous $500 million credit facility that was to mature in November 2000. The Company is a guarantor of the Operating Partnership's obligations under the credit facility. The new credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The credit facility has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at September 30, 2000. The Operating Partnership has the ability to increase available borrowings up to $700 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At September 30, 2000, the remaining amount available under the credit facility was $267.0 million (excluding the additional $200.0 million of potential additional capacity).

     Capitalized interest related to construction projects for the three months ended September 30, 2000 and 1999, was $4.3 million, $2.8 million, respectively, and for the nine months ended September 30, 2000 and 1999, was $11.5 million, and $8.3 million, respectively.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     The scheduled maturities of the Company's total debt, excluding unamortized debt premiums, as of September 30, 2000, were (dollars in thousands):

                                                       UNSECURED
                              INDUSTRIAL    RETAIL       SENIOR      UNSECURED
                               SECURED      SECURED       DEBT        CREDIT
                                 DEBT        DEBT      SECURITIES    FACILITY       TOTAL
                              ----------    -------    ----------    ---------    ----------
2000 (three months).........   $  3,285     $ 7,400     $     --     $     --     $   10,685
2001........................     15,183      24,481           --           --         39,664
2002........................     50,156      22,513           --           --         72,669
2003........................     76,667         526           --      233,000        310,193
2004........................     88,096         570           --           --         88,666
2005........................     72,304         618      100,000           --        172,922
2006........................    137,911         670           --           --        138,581
2007........................     50,746         727       55,000           --        106,473
2008........................    126,761       7,758      175,000           --        309,519
2009........................      5,316         318           --           --          5,634
2010........................    103,830         345           --           --        104,175
Thereafter..................     17,629       1,263      125,000           --        143,892
                               --------     -------     --------     --------     ----------
                               $747,884     $67,189     $455,000     $233,000     $1,503,073
                               ========     =======     ========     ========     ==========

 6. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES

     Minority interests in the Operating Partnership represent the limited partnership interests in a subsidiary of the Operating Partnership and interests held by certain third parties (some of which are separate account co-investors that are Institutional Alliance Partners) in 26 real estate joint ventures, through which 41 properties are held, that are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Operating Partnership owns a majority interest; or (2) the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

     The Operating Partnership, together with one of the Company's other affiliates, owns, as of September 30, 2000, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between the Operating Partnership and the Alliance REIT I, which includes 15 institutional investors stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of September 30, 2000, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, created a total planned capitalization of $410.0 million.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     The following table distinguishes the minority interest liability and the minority interests' share of net income (dollars in thousands):

                                                                             MINORITY INTEREST SHARE
                                                                                  OF NET INCOME
                                                                          ------------------------------
                                                     MINORITY INTEREST    THREE MONTHS      NINE MONTHS
                                                      LIABILITY AS OF         ENDED            ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                           2000               2000             2000
                                                     -----------------    -------------    -------------
Joint venture partners.............................      $ 21,090            $1,009           $ 2,359
Separate account co-investors......................        50,094               656             2,252
Alliance REIT I's interest in Alliance Fund I......       169,045             2,739             3,956
Series C preferred units (liquidation preference of
  $110,000)........................................       105,847             2,406             7,218
Series D preferred units (liquidation preference of
  $79,767).........................................        77,688             1,545             4,635
Series E preferred units (liquidation preference of
  $11,022).........................................        10,789               214               642
Series F preferred units (liquidation preference of
  $19,872).........................................        19,590               395               833
Series G preferred units (liquidation preference of
  $1,000)..........................................           994                 7                 7
Series H preferred units (liquidation preference of
  $42,000).........................................        40,949               237               237
                                                         --------            ------           -------
          Total....................................      $496,086            $9,208           $22,139
                                                         ========            ======           =======

 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Operating Partnership has non-controlling limited partnership interests in three separate unconsolidated equity investment joint ventures. The Operating Partnership has a 56.1% interest in a joint venture, which was purchased in June 1998, and that owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Operating Partnership also has a 50% interest in each of the two other development alliance joint ventures, which were purchased in September 1999 and September 2000, respectively. For the three and nine months ended September 30, 2000, the Operating Partnership's share of net operating income was $2.2 million and $6.3 million, respectively, and, as of September 30, 2000, the Operating Partnership's share of the unconsolidated joint ventures' debt was $30.1 million, with a weighted average interest rate of 7.3% and a weighted average maturity of 4.8 years.

 8. PARTNERS' CAPITAL

     On September 1, 2000, AMB Property II, L.P., one of the Operating Partnership's subsidiaries, issued and sold 840,000 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.0625 per annum. The Series H Preferred Units are redeemable by AMB Property II, L.P. on or after September 1, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series H Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series H Preferred Stock. AMB Property II, L.P. used the net proceeds of $41.0 million to repay advances from the Operating Partnership and to make a loan to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

     On August 29, 2000, AMB Property II, L.P. issued and sold 20,000 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series G Preferred Units are redeemable by AMB Property II, L.P. on or after August 29, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series G Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series G Preferred Stock. AMB Property II, L.P. used the net proceeds of $1.0 million to repay advances from the Operating Partnership. The Operating Partnership used the funds for general corporate purposes.

     In July 2000, 206,423 LP units were redeemed for shares of the Company's common stock.

     On March 22, 2000, AMB Property II, L.P. issued and sold 397,439 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series F Preferred Units are redeemable by AMB Property II, L.P. on or after March 22, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series F Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series F Preferred Stock. AMB Property II, L.P. loaned the net proceeds of $19.6 million to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 7.0% per annum and is payable upon demand.

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

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     The following table sets forth the dividend payments and distributions for the three and nine months ended September 30, 2000:

                                                                                       DIVIDEND   THIRD    YEAR-TO-
                                                    RECORD                             PAYMENT   QUARTER     DATE
         SECURITY               PAYING ENTITY        DATE         PAYMENT PERIOD         DATE    AMOUNT     AMOUNT
         --------           ---------------------  --------  ------------------------  --------  -------   --------
Common units..............  Operating Partnership  10/04/00     Quarter ended 9/30/00  10/16/00  $0.370    $1.1100
Series A preferred          Operating Partnership  10/04/00   3 months ended 10/15/00  10/16/00  $0.531    $1.5939
  units...................
Series B preferred          Operating Partnership  10/04/00   3 months ended 10/15/00  10/16/00  $1.078    $3.2343
  units...................
Series C preferred          AMB Property II, L.P.  10/04/00   3 months ended 10/15/00  10/16/00  $1.094    $3.2814
  units...................
Series D preferred          AMB Property II, L.P.   9/15/00    3 months ended 9/25/00   9/26/00  $0.969    $2.9064
  units...................
Series E preferred          AMB Property II, L.P.  10/04/00   3 months ended 10/15/00  10/16/00  $0.969    $2.9064
  units...................
Series F preferred          AMB Property II, L.P.  10/04/00   3 months ended 10/15/00  10/16/00  $0.994    $2.0968
  units...................
Series G preferred          AMB Property II, L.P.  10/04/00  From 8/29/00 to 10/15/00  10/16/00  $0.357    $0.3565
  units...................
Series H preferred          AMB Property II, L.P.   9/15/00    From 9/1/00 to 9/25/00   9/26/00  $0.282    $0.2821
  units...................

 9. INCOME PER COMMON UNIT

     The Operating Partnership's only dilutive securities outstanding for the three and nine months ended September 30, 2000 and 1999, were stock options granted under the Company's stock incentive plan. The effect of the stock options was to increase weighted average common LP units outstanding by 609,496 and 100,715 units for the three months ended September 30, 2000 and 1999, respectively, and 299,977 and 100,833 units for the nine months ended September 30, 2000 and 1999, respectively. Such dilution was computed using the treasury stock method.

10. SEGMENT INFORMATION

     The Operating Partnership has two reportable segments, industrial and retail. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. Retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment. The Operating Partnership's properties are managed separately because each segment requires different operating,

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

pricing, and leasing strategies. Summary information for the reportable segments is as follows (dollars in thousands):

                                                           INDUSTRIAL      RETAIL        TOTAL
                                                           PROPERTIES    PROPERTIES    PROPERTIES
                                                           ----------    ----------    ----------
FOR THE THREE MONTHS ENDED SEPTEMBER 30:
Rental revenues(1):
  2000...................................................  $  110,000     $ 8,493      $  118,493
  1999...................................................      91,395      18,313         109,708
Property net operating income(1,2):
  2000...................................................      84,982       6,117          91,099
  1999...................................................      69,620      13,306          82,926
FOR THE NINE MONTHS ENDED SEPTEMBER 30:
Rental revenues(1):
  2000...................................................  $  314,769     $22,587      $  337,356
  1999...................................................     257,199      73,696         330,895
Property net operating income(1,2):
  2000...................................................     243,841      16,060         259,901
  1999...................................................     195,224      53,130         248,354
Total investment in properties(3):
  At September 30, 2000..................................   3,751,906      35,545       3,787,451
  At December 31, 1999...................................   3,177,283      72,169       3,249,452

---------------
(1) Includes straight-line rents of $1.8 million and $2.0 million for the three months ended September 30, 2000 and 1999, respectively, and $7.2 million and $7.5 million for the nine months ended September 30, 2000 and 1999, respectively.

(2) Property net operating income is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3) Excludes net properties held for divestiture of $149.8 million, which is comprised of $138.4 million in retail and $11.4 million in industrial properties, as of September 30, 2000, and $181.2 million as of December 31, 1999.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     The Operating Partnership uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income (dollars in thousands):

                                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
REVENUES
Total rental revenues for reportable
  segments....................................    $118,493    $109,708    $337,356    $330,895
Investment management and other income........       2,878       2,076       7,817       5,838
                                                  --------    --------    --------    --------
Total consolidated revenues...................    $121,371    $111,784    $345,173    $336,733
                                                  ========    ========    ========    ========
NET INCOME
Property net operating income for reportable
  segments....................................    $ 91,099    $ 82,926    $259,901    $248,354
Equity in earnings of unconsolidated joint
  ventures....................................       1,447       1,251       4,006       3,579
Investment management and other income........       1,431         825       3,811       2,259
Less:
  General and administrative..................      (5,987)     (6,107)    (17,322)    (19,116)
  Interest expense............................     (22,562)    (21,147)    (62,906)    (67,705)
  Depreciation and amortization...............     (23,312)    (15,693)    (65,135)    (49,295)
  Minority interests..........................      (9,208)     (5,621)    (22,139)    (14,002)
                                                  --------    --------    --------    --------
Net income before gain from divestitures of
  real estate.................................      32,908      36,434     100,216     104,074
Gain from divestiture of real estate..........       5,815      21,532       6,220      33,057
                                                  --------    --------    --------    --------
Net income before extraordinary items.........      38,723      57,966     106,436     137,131
Extraordinary items...........................          --      (1,347)         --      (2,856)
                                                  --------    --------    --------    --------
Net income....................................    $ 38,723    $ 56,619    $106,436    $134,275
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

  Environmental Matters

     The Operating Partnership follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Operating Partnership is not aware of any environmental liability that would have a material adverse effect on the Operating Partnership's business, assets, or results of operations; however, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Operating Partnership's results of operations and cash flow.

                               AMB PROPERTY, L.P.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

  General Uninsured Losses

     The Operating Partnership carries comprehensive liability, fire, flood, environmental, extended coverage, and rental loss insurance with policy specifications, limits, and deductibles that the Operating Partnership believes are adequate and appropriate under the circumstances given the relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Certain of the properties are located in areas that are subject to earthquake activity; therefore, the Operating Partnership has obtained limited earthquake insurance on those properties. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                  THE COMPANY

     AMB Property, L.P., a Delaware limited partnership, is one of the leading owners and operators of industrial real estate nationwide. Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, and Southern California. Within each of our markets, we focus our investments in in-fill submarkets. In-fill sub-markets are characterized by supply constraints on the availability of land for competing projects. High Throughput Distribution facilities are designed to serve the high-speed, high-value freight handling needs of today's supply chain, as opposed to functioning as long-term storage facilities. We believe that the rapid growth of the airfreight business, the outsourcing of supply chain management to third party logistics companies and e-commerce are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. In addition, we believe that inventory levels as a percentage of final sales are falling and that goods are moving more rapidly through the supply chain. As a result, we intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

     As of September 30, 2000, we owned and operated 813 industrial buildings and eight retail centers, totaling approximately 72.6 million rentable square feet, located in 25 markets nationwide. As of September 30, 2000, these properties were 96.6% leased. As of September 30, 2000, through our subsidiary, AMB Investment Management, we also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, we have invested in 36 industrial buildings, totaling approximately 4.0 million rentable square feet, through an unconsolidated joint venture.

     As of September 30, 2000, we had five retail centers, one industrial building, and one land parcel, which were held for divestiture. In addition, during the third quarter of 2000, we disposed of three industrial buildings and one retail center, aggregating approximately 0.5 million rentable square feet, for an aggregate price of $92.2 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

     We are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. As of September 30, 2000, AMB Property Corporation owned an approximate 93.6% general partnership interest in us. As the sole general partner of the operating partnership, AMB Property Corporation has the full, exclusive, and complete responsibility and discretion in our day-to-day management and control.

     We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions and developments and renovation projects. As of September 30, 2000, we had investments in two co-investment joint ventures, including Alliance Fund I, which are consolidated for financial reporting purposes.

     We are the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with an affiliate of AMB Property Corporation, own, as of September 30, 2000, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of September 30, 2000, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $410.0 million.

     AMB Property Corporation is self-administered and self-managed and expects that it has qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ending December 31, 1997. Because AMB Property Corporation is a self-administered and self-managed real estate investment trust, our employees perform its administrative and management functions, rather than it relying on an outside manager for these services. The principal executive office of AMB Property, L.P. is located at 505 Montgomery St., San Francisco, CA 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts.

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the third quarter of 2000, we invested $179.8 million in operating properties, consisting of 30 industrial buildings aggregating approximately 2.6 million square feet, including the investment of $38.5 million in operating properties, consisting of six industrial buildings aggregating approximately 0.6 million square feet, by the Alliance Fund I. Year to date, we have invested $407.9 million in operating properties, consisting of 88 industrial buildings aggregating approximately 5.6 million square feet.

     We also initiated two new development projects during the third quarter, which will aggregate approximately 0.7 million square feet and have a total estimated cost of $38.6 million upon completion. As of September 30, 2000, we had 25 industrial projects, which will total approximately 6.4 million square feet and have a total estimated investment of $380.2 million upon completion, in our development pipeline. We also had two retail projects (excluding two development projects held for divestiture), which will total approximately 0.2 million square feet and have a total estimated investment of $34.2 million upon completion, in our development pipeline. As of September 30, 2000, we and our Development Alliance Partners have funded an aggregate of $250.2 million and will need to fund an estimated additional $164.2 million in order to complete projects currently under construction.

STRATEGIC ALLIANCE PROGRAMS

     Real estate is fundamentally a local business and we believe that the most effective way to operate is by forging alliances with the best available service providers in every market. We believe that these collaborations allow us to: 1) leverage our national presence with the local market expertise of brokers, developers, and property managers; 2) improve the operating efficiency and flexibility of our national portfolio; 3) strengthen customer satisfaction; and
4) provide a continuous pipeline of growth.

     Our Operating Alliances allow us to form relationships with local or regional real estate experts, thereby becoming their ally rather than their competitor and our Investment Alliances allow us to establish relationships with a variety of capital sources.

OPERATING ALLIANCES

     Through our Broker Alliance Program, we work closely with top local leasing and investment brokers in each of our markets. We believe that there is no better way to attract fast-growing small- and mid-sized firms in each region. Through the program, we believe that: 1) top brokers become our local sales force and information source; 2) we improve the flexibility and operating efficiency of our national portfolio; 3) we strengthen customer satisfaction and retention; and 4) we have a continuous pipeline of opportunities.

     Through our Customer Alliance Program, we are building long-term working relationships with major customers. We are committed to working with our customers, particularly our larger customers with multi-site requirements, to satisfy their real estate needs as efficiently as possible.

     Through our Development Alliance Program, we work with leading local developers who have the insight to recognize the potential of an undervalued asset and the skill to realize that potential. Our partners are successful entrepreneurs with the ability to execute a renovation or building project quickly and efficiently. We believe that development collaboration allows us to select the best opportunities from a national platform and generate higher returns.

     Through our Management Alliance Program, we develop close relationships with, and outsource property management to, local property management firms that we believe to be among the best in each of our markets. We outsource day-to-day custodial management of our properties to leading local firms, working closely with each to ensure optimum flexibility, decrease overhead, and improve customer service. Our strategy provides us with highly influential allies at the grassroots level who can help us retain our existing customers and develop new relationships.

INVESTMENT ALLIANCES

     Our strategy for the Institutional Alliance Program is to form alliances with institutional investors that provide us with access to private capital and a source of incremental fee income and investment returns. This program allows our Institutional Alliance Partners the opportunity to co-invest with us and to receive professional investment management of their real estate assets.

     Through our UPREIT Alliance Program, we issue from time to time limited partnership units in the operating partnership to certain property owners in exchange for properties, thus providing additional growth for the portfolio.

                             RESULTS OF OPERATIONS

     The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (90% leased). We refer to these properties as the same store properties. For the comparison between the three and nine months ended September 30, 2000 and 1999, the same store properties consisted of properties aggregating approximately 54.1 million square feet. The properties acquired in 1999 consisted of 154 buildings, aggregating approximately 8.4 million square feet, and the properties acquired during the first nine months of 2000 consisted of 88 buildings, aggregating 5.6 million square feet. In 1999, property divestitures consisted of 30 retail centers and 15 industrial buildings, aggregating approximately 6.6 million square feet, and property divestitures during the first nine months of 2000 consisted of nine industrial buildings and one retail center, aggregating approximately 0.9 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from their historical rates.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN MILLIONS):

                RENTAL REVENUES                   2000      1999     $ CHANGE   % CHANGE
                ---------------                  ------    ------    --------   --------
Same store.....................................  $ 81.4    $ 76.5     $  4.9       6.4%
1999 acquisitions..............................    22.1      15.9        6.2      39.0%
2000 acquisitions..............................     7.1        --        7.1        --
Developments...................................     3.0       1.3        1.7     130.8%
Divestitures...................................     3.1      14.0      (10.9)    (77.9)%
Straight-line rents............................     1.8       2.0       (0.2)    (10.0)%
                                                 ------    ------     ------     -----
          Total................................  $118.5    $109.7     $  8.8       8.0%
                                                 ======    ======     ======     =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and changes in occupancy and reimbursement of expenses. During the three months ended September 30, 2000, the same store rent increases on renewals and rollovers (cash basis) was 41.5% on 2.5 million square feet leased.

   INVESTMENT MANAGEMENT AND OTHER INCOME       2000      1999     $ CHANGE    % CHANGE
   --------------------------------------      ------    ------    --------    --------
Equity earnings in unconsolidated joint
  ventures...................................  $  1.5    $  1.3     $  0.2       15.4%
Investment management and other income.......     1.4       0.8        0.6       75.0%
                                               ------    ------     ------      -----
          Total..............................  $  2.9    $  2.1     $  0.8       38.1%
                                               ======    ======     ======      =====

     The $0.6 million increase in investment management and other income was due primarily to increased Alliance Fund I acquisition fees and interest income.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES   2000      1999     $ CHANGE    % CHANGE
-------------------------------------------------  ------    ------    --------    --------
Rental expenses................................    $ 13.4    $ 13.2     $  0.2        1.5%
Real estate taxes..............................      14.0      13.6        0.4        2.9%
                                                   ------    ------     ------      -----
  Property operating expenses..................    $ 27.4    $ 26.8     $  0.6        2.2%
                                                   ======    ======     ======      =====
Same store.....................................    $ 19.2    $ 18.0     $  1.2        6.5%
1999 acquisitions..............................       4.6       4.3        0.3        7.0%
2000 acquisitions..............................       1.8        --        1.8         --
Developments...................................       0.9       0.5        0.4       80.0%
Divestitures...................................       0.9       4.0       (3.1)     (77.5)%
                                                   ------    ------     ------      -----
          Total................................    $ 27.4    $ 26.8     $  0.6        2.2%
                                                   ======    ======     ======      =====

               OTHER EXPENSES                   2000      1999     $ CHANGE    % CHANGE
               --------------                  ------    ------    --------    --------
Interest expense.............................  $ 22.6    $ 21.1     $  1.5        7.1%
Depreciation expense.........................    23.3      15.7        7.6       48.4%
General and administrative expense...........     6.0       6.1       (0.1)      (1.6)%
                                               ------    ------     ------      -----
          Total..............................  $ 51.9    $ 42.9     $  9.0       21.0%
                                               ======    ======     ======      =====

     The increase in interest expense was primarily due to the increase in our unsecured credit facility balance offset by the increase in capitalized interest. The increase in depreciation expense was due to lower than normal depreciation expense in 1999 and increases in our investments in real estate. Under the required accounting for assets held for sale, we discontinued depreciation of a substantial portion of our retail portfolio after we committed to dispose of a portion of the portfolio in March 1999. The decrease in general and administrative expenses was due to timing differences.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN MILLIONS):

               RENTAL REVENUES                  2000      1999     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $238.9    $225.4     $ 13.5        6.0%
1999 acquisitions............................    64.1      29.2       34.9      119.5%
2000 acquisitions............................    11.3        --       11.3         --
Developments.................................     6.9       4.3        2.6       60.5%
Divestitures.................................     9.0      64.5      (55.5)     (86.0)%
Straight-line rents..........................     7.2       7.5       (0.3)      (4.0)%
                                               ------    ------     ------      -----
          Total..............................  $337.4    $330.9     $  6.5        2.0%
                                               ======    ======     ======      =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and changes in occupancy and reimbursement of expenses. During the nine months ended September 30, 2000, the same store rent increases on renewals and rollovers (cash basis) was 25.7% on 7.5 million square feet leased.

   INVESTMENT MANAGEMENT AND OTHER INCOME       2000      1999     $ CHANGE    % CHANGE
   --------------------------------------      ------    ------    --------    --------
Equity earnings in unconsolidated joint
  ventures...................................  $  4.0    $  3.6     $  0.4       11.1%
Investment management and other income.......     3.8       2.2        1.6       72.7%
                                               ------    ------     ------      -----
          Total..............................  $  7.8    $  5.8     $  2.0       34.5%
                                               ======    ======     ======      =====

     The $1.6 million increase in investment management and other income was due primarily to increased Alliance Fund I acquisition fees and interest income.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES   2000      1999     $ CHANGE    % CHANGE
-------------------------------------------------  ------    ------    --------    --------
Rental expenses................................    $ 36.5    $ 39.1     $ (2.6)      (6.6)%
Real estate taxes..............................      41.0      43.4       (2.4)      (5.5)%
                                                   ------    ------     ------      -----
  Property operating expenses..................    $ 77.5    $ 82.5     $ (5.0)      (6.1)%
                                                   ======    ======     ======      =====
Same store.....................................    $ 54.4    $ 53.5     $  0.9        1.7%
1999 acquisitions..............................      15.3       9.4        5.9       62.8%
2000 acquisitions..............................       2.9        --        2.9         --
Developments...................................       2.2       1.6        0.6       37.5%
Divestitures...................................       2.7      18.0      (15.3)     (85.0)%
                                                   ------    ------     ------      -----
          Total................................    $ 77.5    $ 82.5     $ (5.0)      (6.1)%
                                                   ======    ======     ======      =====

               OTHER EXPENSES                   2000      1999     $ CHANGE    % CHANGE
               --------------                  ------    ------    --------    --------
Interest expense.............................  $ 62.9    $ 67.7     $ (4.8)      (7.1)%
Depreciation expense.........................    65.1      49.3       15.8       32.0%
General and administrative expense...........    17.3      19.1       (1.8)      (9.4)%
                                               ------    ------     ------      -----
          Total..............................  $145.3    $136.1     $  9.2        6.8%
                                               ======    ======     ======      =====

     The decrease in interest expense was primarily due to the decrease in our unsecured credit facility balance and the increase in capitalized interest. The increase in depreciation expense was primarily due to lower than normal depreciation expense in 1999 and increases in our investments in real estate. Under the required accounting for assets held for sale, we discontinued depreciation of a substantial portion of our retail portfolio after we committed to dispose of a portion of the portfolio in March 1999. The decrease in general and administrative expenses was due to timing differences.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include: 1) cash flow from operations; 2) borrowings under our unsecured credit facility; 3) other forms of secured or unsecured financing; 4) proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); and 5) net proceeds from divestitures of properties. We believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     Property Divestitures. In the third quarter of 2000, we divested ourselves of three industrial buildings and one retail center for an aggregate price of $92.2 million. These divestitures during the third quarter resulted in an aggregate net gain of $5.8 million. The joint venture that sold the retail center carries an 8.75% interest only mortgage note in the principal amount of $79.0 million with a term of one year. Year to date, we have sold nine industrial buildings and one retail center for an aggregate price of $107.9 million, with a resulting net gain of $6.2 million.

     Credit Facilities. In May 2000, we entered into a new $500 million unsecured revolving credit agreement, which replaced our previous $500 million credit facility that was to mature in November 2000. AMB Property Corporation guarantees our obligations under the credit facility. The new credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. We have the ability to increase available borrowings up to $700 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowing under our credit facility bear interest at LIBOR plus 75 basis points. As of September 30, 2000, the outstanding balance on our unsecured credit facility was $233.0 million and it bore interest at a weighted average rate of 7.5%. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At September 30, 2000, the remaining amount available under our unsecured credit facility was $267.0 million (excluding the additional $200.0 million of potential additional capacity).

     In addition, the Alliance Fund I had an $80.0 million unsecured credit facility. The debt was secured by the unfunded capital commitments of the third party investors in the Alliance REIT I. Currently, there are no remaining unfunded capital commitments. As a result, the Alliance Fund I paid off the outstanding balance and closed this credit facility in the third quarter.

     Equity. On September 1, 2000, AMB Property II, L.P., one of our subsidiaries, issued and sold 840,000 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.0625 per annum. The Series H Preferred Units are redeemable by AMB Property II, L.P. on or after September 1, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series H Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series H Preferred Stock. AMB Property II, L.P. used the net proceeds of $41.0 million to repay advances from us and to make a loan to us. We used the funds to partially repay borrowings under our unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

     In July 2000, 206,423 limited partnership units were redeemed for shares of AMB Property Corporation's common stock.

     On August 29, 2000, AMB Property II, L.P. issued and sold 20,000 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series G Preferred Units are redeemable by AMB Property II, L.P. on or after August 29, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series G Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series G Preferred Stock. AMB Property II, L.P. used the net proceeds of $1.0 million to repay advances from us. We used the funds for general corporate purposes.

     On March 22, 2000, AMB Property II, L.P. issued and sold 397,439 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series F Preferred Units are redeemable by AMB Property II, L.P. on or after March 22, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series F Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series F Preferred Stock. AMB Property II, L.P. loaned the net proceeds of $19.6 million to us. We used the funds to partially repay borrowings under our unsecured credit facility and for general corporate purposes. The loan bears interest at 7.0% per annum and is payable upon demand.

     At the time of AMB Property Corporation's initial public offering, 4,237,750 shares of common stock, known as performance shares, were placed in escrow by certain investors, which were subject to advisory agreements with our general partner's predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of common stock were released from escrow to these investors and 1,465,926 shares of common stock were returned to AMB Property Corporation and cancelled. The cancelled shares of common stock represent indirect interests in us that were reallocated from AMB Property Corporation (thereby decreasing the number of shares of common stock outstanding) to other unitholders who had an ownership interest in our general partner's predecessor, including certain of AMB Property Corporation's executive officers (thereby increasing the number of limited partnership units owned by partners other than AMB Property Corporation). The total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of common stock and limited partnership units outstanding.

     Debt. As of September 30, 2000, the aggregate principal amount of our secured debt was $815.1 million, excluding unamortized debt premiums of $10.4 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 7.9%) and final maturity dates ranging from May 2000 to January 2014. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $33.0 million as of September 30, 2000, which bear interest at variable rates.

     In August 2000, we commenced a medium-term note program for the possible issuance of up to $400 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. In August and September 2000, we issued and sold $55 million of the notes under this program to Morgan Stanley Dean Witter as principal. AMB Property Corporation has guaranteed the notes, which mature on August 20, 2007, and bear interest at 7.925% per annum. We used the net proceeds of $54.8 million for general corporate purposes, to repay indebtedness, and for the acquisition and development of additional properties.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our general partner's organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our general partner's board of directors could alter or eliminate these policies.

     The tables below summarize our debt maturities and capitalization as of September 30, 2000 (dollars in thousands):

                                                DEBT
----------------------------------------------------------------------------------------------------
                                  INDUSTRIAL       RETAIL      UNSECURED     UNSECURED
                                   SECURED        SECURED     SENIOR DEBT     CREDIT        TOTAL
                                   DEBT(2)        DEBT(2)     SECURITIES     FACILITY        DEBT
                                  ----------      --------    -----------    ---------    ----------
2000 (three months).............  $   3,285       $  7,400     $     --      $     --     $   10,685
2001............................     15,183         24,481           --            --         39,664
2002............................     50,156         22,513           --            --         72,669
2003............................     76,667            526           --       233,000        310,193
2004............................     88,096            570           --            --         88,666
2005............................     72,304            618      100,000            --        172,922
2006............................    137,911            670           --            --        138,581
2007............................     50,746            727       55,000            --        106,473
2008............................    126,761          7,758      175,000            --        309,519
2009............................      5,316            318           --            --          5,634
2010............................    103,830            345                         --        104,175
Thereafter......................     17,629          1,263      125,000            --        143,892
                                  ---------       --------     --------      --------     ----------
  Subtotal......................    747,884         67,189      455,000       233,000      1,503,073
  Unamortized premiums..........      9,660            744           --                       10,404
                                  ---------       --------     --------      --------     ----------
          Total consolidated
            debt................    757,544         67,933      455,000       233,000      1,513,477
Our share of unconsolidated
  joint venture debt............     30,078             --           --            --         30,078
                                  ---------       --------     --------      --------     ----------
          Total debt............    787,622         67,933      455,000       233,000      1,543,555
Joint venture partners' share of
  consolidated joint venture
  debt..........................  (106,261)        (16,472)          --            --       (122,733)
                                  ---------       --------     --------      --------     ----------
     Our share of total debt....  $ 681,361       $ 51,461     $455,000      $233,000     $1,420,822
                                  =========       ========     ========      ========     ==========
Weighed average interest rate...        7.9%(1)        7.8%         7.3%          7.5%           7.6%
Weighed average maturity (in
  years)........................     6.3(1)            2.9          9.7           2.6            6.6

---------------
(1) Does not include unconsolidated joint venture debt. The weighted average interest and weighted average maturity for the two unconsolidated joint venture debts were 7.3% and 4.8 years, respectively.

(2) All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $33.0 million, which bear interest at variable rates.

                                           MARKET EQUITY
----------------------------------------------------------------------------------------------------
                                                        SHARES/UNITS
                       SECURITY                         OUTSTANDING     MARKET PRICE    MARKET VALUE
                       --------                         ------------    ------------    ------------
Common units..........................................   84,112,438        $24.56        $2,066,012
Common limited partnership units......................    5,767,192         24.56           141,657
                                                         ----------                      ----------
          Total.......................................   89,879,630                      $2,207,669
                                                         ==========                      ==========

                                         PREFERRED UNITS
-------------------------------------------------------------------------------------------------
                                                        DIVIDEND    LIQUIDATION      REDEMPTION
                       SECURITY                           RATE      PREFERENCE       PROVISIONS
                       --------                         --------    -----------    --------------
Series A preferred units..............................    8.50%      $100,000      July 2003
Series B preferred units..............................    8.63%        65,000      November 2003
Series C preferred units..............................    8.75%       110,000      November 2003
Series D preferred units..............................    7.75%        79,767      May 2004
Series E preferred units..............................    7.75%        11,022      August 2004
Series F preferred units..............................    7.95%        19,872      March 2005
Series G preferred units..............................    7.95%         1,000      August 2005
Series H preferred units..............................    8.13%        42,000      September 2005
                                                          ----       --------
          Weighted Average/Total......................    8.36%      $428,661
                                                          ====       ========

                       CAPITALIZATION RATIOS
-------------------------------------------------------------------
Total debt-to-total market capitalization...................  36.9%
Our share of total debt-to-total market capitalization......  35.0%
Total debt plus preferred-to-total market capitalization....  47.2%
Our share of total debt plus preferred-to-total market
  capitalization............................................  45.6%
Our share of total debt-to-total book capitalization........  40.3%

  LIQUIDITY

     As of September 30, 2000, we had approximately $37.8 million in cash, restricted cash, and cash equivalents, and $267.0 million of additional available borrowings under our credit facilities. We intend to use: 1) cash from operations; 2) borrowings under our credit facilities; 3) other forms of secured and unsecured financing; 4) proceeds from any future debt or equity offerings by us or AMB Property Corporation (including issuances of limited partnership units by us or a subsidiary or shares of stock of AMB Property Corporation); and 5) proceeds from divestitures of properties to fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

     The following table sets forth the distributions for the three and nine months ended September 30, 2000:

                                                                                      DIVIDEND   THIRD    YEAR-TO-
                                                   RECORD                             PAYMENT   QUARTER     DATE
        SECURITY               PAYING ENTITY        DATE         PAYMENT PERIOD         DATE    AMOUNT     AMOUNT
        --------           ---------------------  --------  ------------------------  --------  -------   --------
Common units.............  Operating Partnership  10/04/00  Quarter ended 9/30/00     10/16/00  $0.370    $1.1100
Series A preferred         Operating Partnership  10/04/00  3 months ended 10/15/00   10/16/00  $0.531    $1.5939
  units..................
Series B preferred         Operating Partnership  10/04/00  3 months ended 10/15/00   10/16/00  $1.078    $3.2343
  units..................
Series C preferred         AMB Property II, L.P.  10/04/00  3 months ended 10/15/00   10/16/00  $1.094    $3.2814
  units..................
Series D preferred         AMB Property II, L.P.   9/15/00  3 months ended 9/25/00     9/26/00  $0.969    $2.9064
  units..................
Series E preferred         AMB Property II, L.P.  10/04/00  3 months ended 10/15/00   10/16/00  $0.969    $2.9064
  units..................
Series F preferred         AMB Property II, L.P.  10/04/00  3 months ended 10/15/00   10/16/00  $0.994    $2.0968
  units..................
Series G preferred         AMB Property II, L.P.  10/04/00  From 8/29/00 to 10/15/00  10/16/00  $0.357    $0.3565
  units..................
Series H preferred         AMB Property II, L.P.   9/15/00  From 9/1/00 to 9/25/00     9/26/00  $0.282    $0.2821
  units..................

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

  CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of September 30, 2000, we are developing 27 projects representing a total estimated investment of $414.4 million upon completion. Of this total, $250.2 million had been funded as of September 30, 2000, and approximately $164.2 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or equity issuances, and net proceeds from property divestitures. We have no other material capital commitments.

     During the period from January 1, 2000, to September 30, 2000, we invested:

     - $407.9 million in 88 operating industrial buildings, aggregating approximately 5.6 million rentable square feet, and

     - $73.9 million in 14 new development and renovation projects (with a total cost upon completion estimated to be $184.1 million), aggregating approximately 3.7 million square feet upon completion.

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

     The following table reflects the calculation of funds from operations for the three and nine months ended September 30, 2000 and 1999 (dollars in thousands, except share and per share data):

                                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                              ---------------------------   -------------------------
                                                  2000           1999          2000          1999
                                              ------------   ------------   -----------   -----------
Income from operations before minority
  interests.................................  $    42,116    $    42,055    $   122,355   $   118,076
Real estate related depreciation and
  amortization:
          Total depreciation and
            amortization....................       23,312         15,693         65,135        49,295
  Furniture, fixtures, and equipment
     depreciation and ground lease
     amortization...........................         (223)          (285)          (857)         (649)
FFO attributable to minority
  interests(1)(2):
  Separate account co-investors.............       (1,130)        (1,366)        (3,677)       (4,001)
  Alliance Fund I...........................       (2,664)          (127)        (3,898)         (127)
  Other joint venture partners..............         (468)          (582)        (1,994)       (1,691)
Series C, D, E, F, G, and H preferred
  units.....................................       (4,804)        (4,023)       (13,572)       (9,694)
Adjustments to derive FFO in unconsolidated
  joint venture(3):
  Our share of net income...................       (1,447)        (1,251)        (4,006)       (3,579)
  Our share of FFO..........................        1,941          1,745          5,488         5,061
Series A preferred unit distributions.......       (2,125)        (2,125)        (6,375)       (6,375)
Series B preferred unit distributions.......       (1,402)        (1,402)        (4,206)       (4,206)
                                              -----------    -----------    -----------   -----------
FFO(1)......................................  $    53,106    $    48,332    $   154,393   $   142,110
                                              ===========    ===========    ===========   ===========
FFO per common unit:
  Basic.....................................  $      0.59    $      0.53    $      1.72   $      1.56
                                              ===========    ===========    ===========   ===========
  Diluted...................................  $      0.59    $      0.53    $      1.71   $      1.56
                                              ===========    ===========    ===========   ===========
Weighted average common units:
  Basic.....................................   89,898,511     91,078,726     89,804,970    90,796,692
                                              ===========    ===========    ===========   ===========
  Diluted(4)................................   90,508,007     91,179,441     90,104,947    90,897,525
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

(2) Represents FFO attributable to minority interest in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. These minority interests are not convertible into shares of AMB Property Corporation's common stock. In addition, the amount includes minority interests held by the Series C, D, E, F, G, and H preferred unitholders.

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

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for the all of our industrial and retail properties as of and for the period ended September 30, 2000 (dollars in thousands):

                                                       INDUSTRIAL       RETAIL         TOTAL
                                                       -----------    ----------    -----------
Square feet owned(1).................................   71,423,608     1,183,023     72,606,631
Occupancy percentage.................................         96.8%         85.9%          96.6%
Lease expirations as percentage of total square feet
  (next 12 months)...................................         15.8%          7.9%          15.7%
Weighted average lease term..........................      6 years      11 years        6 years
Tenant retention:
  Quarter (4.4 million sq. ft. expired)..............         62.1%          0.0%          62.0%
  Year-to-date (10.3 million sq. ft. expired)........         61.1%          8.8%          60.7%
Rent increases on lease commencements................
  Quarter (2.9 million sq. ft. leased)...............         36.4%          n/a           36.4%
  Year-to-date (9.0 million sq. ft. leased)..........         24.3%         10.3%          24.3%
Second generation tenant improvements and leasing
  commissions per sq. ft.(2):
  Quarter:
     Renewals........................................  $      0.63    $       --    $      0.63
     Re-tenanted.....................................         3.11            --           3.09
                                                       -----------    ----------    -----------
       Weighted average..............................  $      2.00    $       --    $      1.99
                                                       ===========    ==========    ===========
  Year-to-date:
     Renewals........................................  $      1.00    $       --    $      1.00
     Re-tenanted.....................................         2.29            --           2.25
                                                       -----------    ----------    -----------
       Weighted average..............................  $      1.74    $       --    $      1.71
                                                       ===========    ==========    ===========
Recurring capital expenditures(3)
  Quarter
     Tenant improvements.............................  $     1,822    $       --    $     1,822
     Lease commissions...............................        4,870            --          4,870
     Building improvements...........................        3,148            --          3,148
                                                       -----------    ----------    -----------
       Total.........................................  $     9,840    $       --    $     9,840
                                                       ===========    ==========    ===========
  Year-to-date
     Tenant improvements.............................  $     5,983    $       --    $     5,983
     Lease commissions...............................       11,583            --         11,583
     Building improvements...........................        8,246            16          8,262
                                                       -----------    ----------    -----------
       Total.........................................  $    25,812    $       16    $    25,828
                                                       ===========    ==========    ===========

---------------
(1) In addition to owned square feet as of September 30, 2000, we managed, through our subsidiary, AMB Investment Management, approximately 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail and other properties, respectively. We also have an investment in approximately 4.0 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(2) Consists of all second generation leases renewing or re-tenanting with lease terms greater than one year.

(3) Includes second generation leasing costs and building improvements.

     The following summarizes key same store properties' operating statistics for our industrial and retail properties as of and for the period ending September 30, 2000:

                                                   INDUSTRIAL    RETAIL       TOTAL
                                                   ----------    -------    ----------
Square feet in same store pool(1)................  53,715,850    367,179    54,083,029
  % of total square feet.........................        75.2%      31.0%         74.5%
Occupancy percentage at period end
  September 30, 2000.............................        97.2%      87.4%         97.1%
  September 30, 1999.............................        97.0%      97.0%         97.0%
Tenant retention:
  Quarter (3.5 million SF expired)...............        62.4%       0.0%         62.3%
  Year-to-date (8.5 million SF expired)..........        61.7%       9.1%         61.3%
Rent increases on lease commencements:
  Quarter (2.5 million SF leased)................        41.5%       n/a          41.5%
  Year-to-date (7.5 million SF leased)...........        25.7%       0.0%         25.7%
Cash basis NOI growth % increase (decrease):
  Quarter:
     Revenues....................................         6.8%     (16.6)%         6.4%
     Expenses....................................         6.6%      (3.2)%         6.5%
     Net operating income........................         6.9%     (20.6)%         6.4%
  Year-to-date:
     Revenues....................................         6.2%      (5.6)%         6.0%
     Expenses....................................         1.9%      (6.0)%         1.7%
     Net operating income........................         7.5%      (5.5)%         7.3%

---------------
(1) Consists of industrial buildings and retail centers owned prior to January 1, 1999 and excludes development properties prior to stabilization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk includes: 1) the rising interest rates in connection with our unsecured credit facilities and other variable rate borrowings; and 2) our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Resources -- Market Capitalization."

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of September 30, 2000, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 1, 2000, AMB Property II, L.P. issued and sold 840,000 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit, for a gross sales price of $42.0 million, to a limited liability company. The issuance and sale of the Series H Preferred Units constituted a private placement of securities that was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series H Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series H Preferred Stock.

     On August 29, 2000, AMB Property II, L.P. issued and sold 20,000 7.95% Series G Cumulative Redeemable Preferred Limited partnership Units at a price of $50.00 per unit, for a gross sales price of $1.0 million, to a limited liability company. The issuance and sale of the Series G Preferred Units constituted a private placement of securities that was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series G Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series G Preferred Stock.

     In July 2000, 206,423 limited partnership units were redeemed for shares of AMB Property Corporation's common stock. The redemption of limited partnership units for shares of AMB Property Corporation's common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

                                 BUSINESS RISKS

     Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

GENERAL REAL ESTATE RISKS

THERE ARE FACTORS OUTSIDE OF OUR CONTROL THAT AFFECT THE PERFORMANCE AND VALUE OF OUR PROPERTIES

     Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions such as oversupply of industrial space, or a reduction in demand for industrial space, the attractiveness of our properties to potential customers, competition from other properties, our ability to provide adequate maintenance and insurance, and an increase in operating costs. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels, and the availability of financing. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 19.1% of our properties (based on annualized base rent) as of September 30, 2000, will expire on or prior to December 31, 2001, with leases on 4.8% of our properties as of September 30, 2000, expiring during the three months ending December 31, 2000. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

REAL ESTATE INVESTMENTS ARE ILLIQUID

     Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions is limited. The limitations in the Internal Revenue Code and related regulations on a real estate investment trust holding property for sale, which limitations are applicable to us as a subsidiary of AMB Property Corporation, may affect our ability to sell properties without adversely affecting distributions to our unitholders and payments to our noteholders. The relative illiquidity of our holdings and Internal Revenue Code prohibitions and related regulations could impede our ability to respond to adverse changes in the performance of our investments and could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders.

A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our properties located in California as of September 30, 2000, represented approximately 21.5% of the aggregate square footage of our properties as of September 30, 2000, and 26.8% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at September 30, 2000, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity.

OUR PROPERTIES ARE CURRENTLY CONCENTRATED IN THE INDUSTRIAL SECTOR

     Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type may expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could have an adverse effect on our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE

     We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Any such liability could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of September 30, 2000, 211 industrial buildings aggregating approximately 15.6 million rentable square feet (representing 21.5% of our properties based on aggregate square footage and 26.8% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. We own 100% of the non-voting preferred stock of AMB Investment Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES, AND PARTNERSHIPS

     As of September 30, 2000, we had ownership interests in 26 joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of September 30, 2000, we owned 41 (excluding the three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management, Inc. and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following:

     - our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture);

     - our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

     - our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

     - agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer's, member's, or partner's interest or "buy-sell" or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

     We will, however, generally seek to maintain sufficient control of our partnerships, limited liability companies, and joint ventures to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies, or joint ventures. The occurrence of one or more of the events described above could have an adverse effect on our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

WE MAY BE UNABLE TO CONSUMMATE ACQUISITIONS ON ADVANTAGEOUS TERMS

     We intend to continue to acquire primarily industrial properties. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our unsecured credit facility, proceeds from equity or debt offerings by us or AMB Property Corporation (including issuances of limited partnership units by the us or a subsidiary or shares of stock of AMB Property Corporation), and proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from property divestitures could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

     - we may not be able to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

     - new or renovated properties may perform below anticipated levels, producing cash flow below budgeted amounts;

     - substantial renovation as well as new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention that could divert management's time from our day-to-day operations; and

     - activities that we finance through construction loans involve the risk that, upon completion of construction, we may not be able to obtain permanent financing or we may not be able to obtain permanent financing on advantageous terms.

     These risks could have an adverse effect on our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of September 30, 2000, five retail centers, one industrial property, and one land parcel, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

DEBT FINANCING

WE COULD INCUR MORE DEBT

     We and AMB Property Corporation operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation's capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation's common stock or other outstanding classes of capital stock, and future issuance of shares of our capital stock. In spite of this policy, neither our nor AMB Property Corporation's organizational documents contain any limitation on the amount of indebtedness that they may incur. Accordingly, AMB Property Corporation's board of directors could alter or eliminate this policy. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to make distributions to our unitholders and payments to our noteholders that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

     As of September 30, 2000, we had total debt outstanding of approximately $1.5 billion including:

     - $815.1 million of secured indebtedness (excluding unamortized debt premiums) with an average maturity of six years and a weighted average interest rate of 7.9%;

     - $233.0 million outstanding under our unsecured $500.0 million credit facility with a maturity date of May 2003 and an interest rate of LIBOR plus 75 basis points (a weighted average interest rate of 7.5% as of September 30, 2000); and

     - $455.0 million aggregate principal amount of unsecured senior debt securities with maturities in 2007, 2008, 2015, and 2018 and a weighted average interest rate of 7.3%.

     If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to pay distributions to our unitholders and payments to our noteholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of September 30, 2000, we had approximately $233.0 million outstanding under our unsecured credit facility. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     In order for AMB Property Corporation to qualify as a real estate investment trust under the Internal Revenue Code, it is required each year to distribute to its stockholders at least 95% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain). Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including: 1) general market conditions; 2) the market's perception of our growth potential; 3) our current and potential future earnings and cash distributions; and 4) the market price of AMB Property Corporation's capital stock. Additional debt financing may substantially increase our leverage.

WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of September 30, 2000, we had 19 non-recourse secured loans, which are cross-collateralized by 21 properties. As of September 30, 2000, we had approximately $244.7 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and our senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

CONTINGENT OR UNKNOWN LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     Our predecessors have been in existence for varying lengths of time up to 17 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore have not disclosed in this report. AMB Property Corporation assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of our limited partnership units or shares of AMB Property Corporation's common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against AMB Property Corporation's predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - claims of customers, vendors, or other persons dealing with AMB Property Corporation's predecessors prior to the formation transactions that had not been asserted prior to the formation transactions;

     - accrued but unpaid liabilities incurred in the ordinary course of business;

     - tax liabilities; and

     - claims for indemnification by the officers and directors of AMB Property Corporation's predecessors and others indemnified by these entities.

     Certain customers may claim that the formation transactions gave rise to a right to purchase the premises that they occupy. We do not believe any such claims would be material and, to date, no such claims have been filed. See
"-- Government Regulations -- We Could Encounter Costly Environmental Problems" below regarding the possibility of undisclosed environmental conditions potentially affecting the value of our properties. Undisclosed material liabilities in connection with the acquisition of properties, entities and interests in properties, or entities could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

CONFLICTS OF INTEREST

SOME OF AMB PROPERTY CORPORATION'S EXECUTIVE OFFICERS ARE INVOLVED IN OTHER REAL ESTATE ACTIVITIES AND INVESTMENTS

     Some of AMB Property Corporation's executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of AMB Institutional Housing Partners, a residential housing finance company, and ownership of AMB Development, Inc. and AMB Development, L.P., developers that own property not suitable for ownership by us. AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following AMB Property Corporation's initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial properties other than those currently under development at the time of AMB Property Corporation's initial public offering. AMB Institutional Housing Partners, AMB Development, Inc., and AMB Development, L.P. continue to use the name "AMB" pursuant to royalty-free license arrangements. The continued involvement in other real estate-related activities by some of AMB Property Corporation's executive officers and directors could divert management's attention from our day-to-day operations. Most of AMB Property Corporation's executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

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

     As of September 30, 2000, AMB Development, L.P. owns interests in 10 retail development projects in the U.S., eight of which are single free-standing Walgreens drugstores and two are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Abbey, Moghadam, and Burke, each a founder and director of AMB Property Corporation, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

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

     Thomas W. Tusher, a member of AMB Property Corporation's board of directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam, and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued at approximately $1.2 million. Messrs. Abbey, Moghadam, and Burke each have a 26.7% interest in the partnership, each valued at approximately $1.6 million.

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

AMB PROPERTY CORPORATION'S DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT STOCKHOLDERS COULD ACT IN A MANNER THAT IS NOT IN THE BEST INTEREST OF OUR LIMITED PARTNERS OR NOTEHOLDERS

     As of October 24, 2000, AMB Property Corporation's three largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor), Capital Research and Management Company (with respect to various client accounts for which Capital Research and Management Company serves as investment advisor), and RREEF Real Estate Securities Advisors L.P. (with respect to various accounts for which RREEF serves as investors advisor) beneficially owned approximately 15.2% of our outstanding common stock. In addition, AMB Property Corporation's executive officers and directors beneficially owned approximately 5.4% of AMB Property Corporation's outstanding common stock as of October 24, 2000, and will have influence on AMB Property Corporation's and our management and operation and, as stockholders of AMB Property Corporation, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and our noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation's and our affairs if they choose to do so.

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

COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT

     Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act might require us to remove structural barriers to handicapped access in certain public areas where such removal is "readily achievable." If we fail to comply with the Americans with Disabilities Act, then we might be required to pay fines to the government or damages to private litigants. The impact of application of the Americans with Disabilities Act to our properties, including the extent and timing of required renovations, is uncertain. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, then our cash flow and the amounts available for distributions to our unitholders and payments to our noteholders may be adversely affected.

WE COULD ENCOUNTER ENVIRONMENTAL PROBLEMS

     Federal, state, and local laws and regulations relating to the protection of the environment impose liability on a current or previous owner or operator of real estate for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at the property. A current or previous owner may be required to investigate and clean up contamination at or migrating from a site. These laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage, or other costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from that site.

     Environmental laws also govern the presence, maintenance, and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos, and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties may contain asbestos-containing building materials.

     Some of our properties are leased or have been leased, in part, to owners and operators of businesses that use, store, or otherwise handle petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, are adjacent to, or are near other properties upon which others, including former owners or tenants of the properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and the acquisition will yield a superior risk-adjusted return. We have formed a limited liability company with AIG Global Real Estate Investment Corp. to acquire, develop, manage, and operate environmentally impaired properties in target markets nationwide. We are the managing member of this venture. We and AIG each have committed $50 million to this venture. This venture currently intends to invest primarily in industrial properties located near major airports, ports, and in-fill areas with known and quantifiable environmental issues, as well as, to a more limited extent, other well-located, value-added properties. Environmental issues for each property are evaluated and quantified prior to acquisition. The costs of environmental investigation, clean-up, and monitoring are underwritten into the cost of the acquisition and appropriate environmental insurance is obtained for the property. In connection with certain divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

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

     None of the environmental assessments of our properties has revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Furthermore, we are not aware of any such material environmental liability. Nonetheless, it is possible that the assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware or that known environmental conditions may give rise to liabilities that are materially greater than anticipated. Moreover, the current environmental condition of our properties may be affected by tenants, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks), or by third parties unrelated to us. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE FAIL TO COMPLY WITH OTHER REGULATIONS

     Our properties are also subject to various federal, state, and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, then we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed, which could require significant unanticipated expenditures by us. Any such unanticipated expenditures could have an adverse effect on our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

FEDERAL INCOME TAX RISKS

WE MAY INVEST IN HIGHLY SPECULATIVE EARLY-STAGE COMPANIES THAT MAY JEOPARDIZE AMB PROPERTY CORPORATION'S STATUS AS A REAL ESTATE INVESTMENT TRUST

     We believe that our investments in highly speculative early-stage companies have been structured so that AMB Property Corporation currently qualifies as a real estate investment trust under the Internal Revenue Code. However, if the value of these investments, either individually or in the aggregate, appreciates significantly, then these investments may adversely affect AMB Property Corporation's ability to continue to qualify as a real estate investment trust, unless it is able to restructure or dispose of our holdings on a timely basis. As of September 30, 2000, we had invested approximately $24.0 million in early-stage companies.

CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction. We would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service ("IRS") to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS successfully argued that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

WE ARE DEPENDENT ON OUR GENERAL PARTNER'S KEY PERSONNEL

     We depend on the efforts of the executive officers of our general partner. While we believe that AMB Property Corporation could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. AMB Property Corporation does not have employment agreements with any of its executive officers.

WE MAY BE UNABLE TO MANAGE OUR GROWTH

     Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our growth, then our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

WE MAY INVEST IN HIGHLY SPECULATIVE EARLY-STAGE COMPANIES IN WHICH WE MAY LOSE OUR ENTIRE INVESTMENT

     From time to time, we may invest in highly speculative early-stage companies that we believe will enhance our understanding of changes occurring in the movement of goods, which may, in turn, sharpen our real estate investment focus, create real estate provider relationships with growth companies, and provide the potential for significant returns on invested capital. Each of these investments generally will be $10.0 million or less. As a result, we believe that the amounts of our investments in early-stage companies are immaterial, both individually and in the aggregate. However, these investments are highly speculative and it is possible that we may lose our entire investment in an early-stage company.

AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

WE DO NOT CONTROL THE ACTIVITIES OF AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

     We own 100% of the non-voting preferred stock of AMB Investment Management, Inc. and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). Some of AMB Property Corporation's current and former executive officers and a former executive officer of AMB Investment Management, Inc. own all of the outstanding voting common stock of AMB Investment Management, Inc. (representing approximately 5% of the economic interest in AMB Investment Management, Inc.). Some of AMB Property Corporation's current and former executive officers and a director of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of AMB Investment Management, Inc. and Headlands Realty Corporation permits us to share in the income of those corporations while allowing AMB Property Corporation to maintain its status as a real estate investment trust. We receive substantially all of the economic benefit of the businesses carried on by AMB Investment Management and Headlands Realty Corporation through our right to receive dividends. However, we are not able to elect the directors or officers of AMB Investment Management, Inc. and Headlands Realty Corporation and, as a result, we do not have the ability to influence their operation or to require that their boards of directors declare and pay cash dividends on the non-voting stock of AMB Investment Management, Inc. and Headlands Realty Corporation held by us. The boards of directors and management of AMB Investment Management, Inc. and Headlands Realty Corporation might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of our unitholders and noteholders or that may adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, AMB Investment Management, Inc. and Headlands Realty Corporation are subject to tax on their income, reducing their cash available for distribution to the operating partnership.

AMB INVESTMENT MANAGEMENT, INC. MAY NOT BE ABLE TO GENERATE SUFFICIENT FEES

     Fees earned by AMB Investment Management, Inc. depend on various factors affecting the ability to attract and retain investment management clients and the overall returns achieved on managed assets. These factors are beyond our control. AMB Investment Management, Inc.'s failure to attract investment manage-ment clients or achieve sufficient overall returns on managed assets could reduce its ability to make distributions on the stock owned by us and could also limit co-investment opportunities to us. This would limit our ability to generate rental revenues from such co-investments and use the co-investment program as a source to finance property acquisitions and leverage acquisition opportunities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      1.1      Distribution Agreement dated August 15, 2000, by and among
               AMB Property, L.P., AMB Property Corporation, Morgan Stanley
               & Co. Incorporated, Banc of America Securities LLC, Banc One
               Capital Markets, Inc., Chase Securities Inc., Merrill Lynch,
               Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
               Inc., and Salomon Smith Barney Inc. (incorporated by
               reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on August 16, 2000)
      3.1      Fourth Amended and Restated Agreement of Limited Partnership
               of AMB Property, L.P. (incorporated by reference to Exhibit
               10.1 of the Registrant's Current Report on Form 8-K filed on
               August 15, 2000)
      4.1      Fourth Supplemental Indenture, by and among AMB Property,
               L.P., AMB Property Corporation, and State Street Bank and
               Trust Company of California, N.A., as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant's Current
               Report on Form 8-K filed on August 16, 2000)
      4.2      Form of Fixed Rate Medium-Term Note, attaching the Form of
               Parent Guarantee. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on
               August 16, 2000)
      4.3      Form of Floating Rate Medium-Term Note, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit
               4.3 of the Registrant's Current Report on Form 8-K filed on
               August 16, 2000)
     27.1      Financial Data Schedule -- AMB Property, L.P.

     (b) Reports on Form 8-K:

     - The Registrant filed a Current Report on Form 8-K on August 15, 2000, in connection with the Fourth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P.

     - The Registrant filed a Current Report on Form 8-K on August 16, 2000, in connection with the commencement of AMB Property, L.P.'s medium term note program.

     - The Registrant filed a Current Report on Form 8-K on August 23, 2000, in connection with the pricing by AMB Property, L.P. of $30 million of senior unsecured notes under its medium-term note program that it commenced on August 15, 2000.

     - The Registrant filed a Current Report on Form 8-K on August 23, 2000, in connection with its prospectus for its $400 million medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on September 15, 2000, in connection with its issuance of $25 million of senior unsecured notes under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on September 29, 2000, in connection with the Series G and Series H Cumulative Redeemable Preferred Limited Partnership Unit issuances by AMB Property II, L.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMB PROPERTY, L.P.
                                          Registrant

                                          By: AMB Property Corporation,
                                            Its General Partner
Date: November 13, 2000

                                          By:      /s/ MICHAEL A. COKE
                                            ------------------------------------
                                                      Michael A. Coke
                                                Chief Financial Officer and
                                                  Executive Vice President
                                                (Duly Authorized Officer and
                                                          Principal
                                             Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  1.1      Distribution Agreement dated August 15, 2000, by and among
           AMB Property, L.P., AMB Property Corporation, Morgan Stanley
           & Co. Incorporated, Banc of America Securities LLC, Banc One
           Capital Markets, Inc., Chase Securities Inc., Merrill Lynch,
           Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
           Inc., and Salomon Smith Barney Inc. (incorporated by
           reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on August 16, 2000)
  3.1      Fourth Amended and Restated Agreement of Limited Partnership
           of AMB Property, L.P. (incorporated by reference to Exhibit
           10.1 of the Registrant's Current Report on Form 8-K filed on
           August 15, 2000)
  4.1      Fourth Supplemental Indenture, by and among AMB Property,
           L.P., AMB Property Corporation, and State Street Bank and
           Trust Company of California, N.A., as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant's Current
           Report on Form 8-K filed on August 16, 2000)
  4.2      Form of Fixed Rate Medium-Term Note, attaching the Form of
           Parent Guarantee. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on
           August 16, 2000)
  4.3      Form of Floating Rate Medium-Term Note, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit
           4.3 of the Registrant's Current Report on Form 8-K filed on
           August 16, 2000)
 27.1      Financial Data Schedule -- AMB Property, L.P.