Form 10-K
period 2000-12-31
AMB PROPERTY LP
filed 2001-04-02
CIK 1045610

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-14245

                               AMB PROPERTY, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-385362
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
  PIER 1, BAY 1, SAN FRANCISCO, CALIFORNIA                         94111
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

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None. No market for the Registrant's partnership units exists and, therefore, a market value for such units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference AMB Property Corporation's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     AMB Property, L.P., a Delaware limited partnership, is one of the leading owners and operators of industrial real estate nationwide. As of December 31, 2000, we owned, managed, and had renovation and development projects totaling 92 million square feet and 1,005 buildings in 27 metropolitan markets. Of this, we owned and operated 862 industrial buildings and eight retail centers, totaling approximately 77.0 million rentable square feet. As of December 31, 2000, these properties were 96.3% leased. As of December 31, 2000, through our subsidiary, AMB Investment Management, Inc., we also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, we have invested in 36 industrial buildings, totaling approximately 4.0 million rentable square feet, through an unconsolidated joint venture.

     We are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. As of December 31, 2000, AMB Property Corporation owned an approximate 93.5% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive, and complete responsibility and discretion in the day-to-day management and control of us.

     We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions and developments and renovation projects and increase our return on invested capital as a result of certain fees paid to us. As of December 31, 2000, we had investments in two co-investment joint ventures, which are consolidated for financial reporting purposes.

     We are the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with one of our other affiliates, own, as of December 31, 2000, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of December 31, 2000, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $410.0 million.

     The principal executive office of AMB Property, L.P. and AMB Property Corporation is located at Pier 1, Bay 1, San Francisco, CA 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts. As of December 31, 2000, we employed 174 individuals, 133 at our San Francisco headquarters and 41 in our Boston office.

     Unless the context otherwise requires, the terms "we," "us," and "our" refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are registered trademarks of AMB Property Corporation, our general partner:
AMB(R); Customer Alliance Partners(R); Customer Alliance Program(R); Development Alliance Partners(R); Development Alliance Program(R); eSpace(R); Institutional Alliance Partners(R); Institutional Alliance Program(R); Management Alliance Partners(R); Management Alliance Program(R); UPREIT Alliance Partners(R); and UPREIT Alliance Program(R). The following marks are unregistered trademarks of AMB Property Corporation, our general partner: Broker Alliance Partners(TM); Broker Alliance Program(TM); HTD(TM); High Throughput Distribution(TM); iSpace(TM); Strategic Alliance Partners(TM); and Strategic Alliance Programs(TM).

TRANSACTION SUMMARY

     During 2000, we invested $730.0 million in operating properties, consisting of 145 industrial buildings aggregating approximately 10.5 million square feet. Of this, $185.6 million in operating properties was acquired by the Alliance Fund I, consisting of 44 industrial buildings aggregating approximately 2.6 million square feet. In 2000, we disposed of one retail center and 25 industrial buildings and re-invested approximately $175.7 million in 145 industrial buildings, aggregating approximately 10.5 million rentable square feet.

     We had 33 industrial buildings and one retail center that were held for divestiture as of December 31, 2000. During 2000, we disposed of 25 industrial buildings and one retail center, aggregating approximately 2.5 million rentable square feet, for an aggregate price of $175.7 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into properties that better fit our current investment focus.

     As of December 31, 2000, we had in our development pipeline 19 industrial projects, which will total approximately 5.5 million square feet and have a total estimated investment of $305.9 million upon completion. We also had three retail projects in our development pipeline, which will total approximately 0.5 million square feet and have a total estimated investment of $76.3 million upon completion. As of December 31, 2000, we had funded an aggregate of $226.5 million and will need to fund an estimated additional $155.7 million in order to complete projects currently under construction.

BUSINESS STRATEGIES

  Investment Strategy

     Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems, and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. Within each of our markets, we focus our investments in in-fill submarkets. In-fill sub-markets are characterized by supply constraints on the availability of land for competing projects.

     High Throughput Distribution facilities are designed to serve the high-speed, high-value freight handling needs of today's supply chain, as opposed to functioning as long-term storage facilities. We believe that the rapid growth of the airfreight business and the outsourcing of supply chain management to third party logistics companies are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. In addition, we believe that inventory levels as a percentage of final sales are falling and that goods are moving more rapidly through the supply chain. As a result, we intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

  Operating Strategy

     We are a full-service real estate company with in-house expertise in acquisitions, development and redevelopment, asset management and leasing, finance and accounting, and market research. We have long-standing relationships with many real estate management and development firms across the country, our Strategic Alliance Partners.

     We believe that real estate is fundamentally a local business and that the most effective way for us to operate is by forging alliances with service providers in every market. We believe that these collaborations allow us to: 1) leverage our national presence with the local market expertise of brokers, developers, and property managers; 2) improve the operating efficiency and flexibility of our national portfolio; 3) strengthen customer satisfaction and retention; and 4) provide a continuous pipeline of growth.

     We believe that our partners give us local market expertise and enormous flexibility allowing us to focus on our core competencies: developing and refining our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns.

FINANCING STRATEGY

     To maintain financial flexibility and facilitate the rapid deployment of capital over market cycles, we intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less, although our organizational documents do not limit the amount of indebtedness that we may incur. Additionally, we intend to continue to structure our balance sheet to maintain investment-grade ratings. We also intend to keep the majority of our assets unencumbered to facilitate such ratings. As of December 31, 2000, our debt-to-total market capitalization ratio was 37.9% and our debt-to-total book capitalization ratio was 44.6%.

     We have a $500 million unsecured revolving credit agreement that currently bears interest at a rate equal to LIBOR plus 75 basis points. We use available borrowings under our unsecured credit facility for property acquisitions, developments, and for general corporate purposes. As of December 31, 2000, the available borrowings under our unsecured credit facility were $284.0 million (excluding potential expansion capacity). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 14. Note 6 of Notes to Consolidated Financial Statements" included in this report.

     Currently, our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of our properties include:
1) cash flow from operations; 2) borrowings under our unsecured credit facility;
3) other forms of secured or unsecured debt financing; 4) proceeds from debt or limited partnership unit offerings (including issuances of units by our subsidiaries); and 5) proceeds from divestitures of properties. Additionally, our co-investment program will also serve as a significant source of capital for acquisitions and developments.

GROWTH STRATEGIES

  AMB Investment Management

     AMB Investment Management, Inc. provides real estate investment management services on a fee basis to clients. We hold all of the non-voting preferred stock of AMB Investment Management, which represents a 95% economic interest. All of the common stock of AMB Investment Management, Inc., which represents a 5% economic interest, is owned by our general partner's current or former executive officers and a former executive officer of AMB Investment Management, Inc.. AMB Investment Management, Inc. conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership, of which it is the sole general partner. We intend to grow this business through our co-investment program.

     We co-invest with clients of AMB Investment Management, Inc., to the extent such clients newly commit investment capital, through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each client whereby we will own at least a 20% interest in all ventures. We currently have two co-investments. The first is a separate account co-investment venture, in which we own a 50% interest, with total gross book value at December 31, 2000, of $214.1 million. The second is a co-investment fund, AMB Institutional Alliance Fund I, L.P., in which we owned at December 31, 2000, a 21% interest, with total gross book value at December 31, 2000, of $339.5 million. In general, we control all significant operating and investment decisions of our co-investment entities.

  Headlands Realty Corporation

     Headlands Realty Corporation conducts a variety of businesses that include incremental income programs, such as our Customer Assist Program and, to a limited extent, development projects available for sale to third parties. We hold all of the non-voting preferred stock of Headlands Realty Corporation, which represents a 95% economic interest. All of the common stock of Headlands Realty Corporation, which represents a 5% economic interest, is owned by some of our general partner's current and former executive officers and a director of Headlands Realty Corporation.

  Growth Through Operations

     We seek to generate internal growth through rent increases on existing space and renewal on re-tenanted space, by maintaining a high occupancy rate of our properties and by controlling expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of December 31, 2000, our industrial properties and retail centers were 96.4% leased and 93.2% leased, respectively. During the 12 months ended December 31, 2000, we increased average base rental rates (on a cash basis) by 26.5% from the expiring rent for that space, on leases entered into or renewed during such period, representing approximately 12.1 million rentable square feet. Annualized base rent represents the monthly contractual amount under existing leases at the end of the year, multiplied by 12. This amount excludes expense reimbursements, rental abatements, and percentage rents.

  Growth Through Acquisitions and Capital Redeployment

     We believe that our significant acquisition experience, our alliance-based operating strategy, and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We believe that our relationship with third party local property management firms through our Management Alliance Program also will create acquisition opportunities as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program in exchange for our limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

     We are generally in various stages of negotiations for a number of acquisitions and dispositions, which may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios, and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these acquisitions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under the credit facility, other forms of secured or unsecured debt financing, issuances of debt or limited partnership units (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, and assumption of debt related to the acquired properties.

  Growth Through Development

     We believe that renovation and expansion of value-added properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development, or properties that are well-located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our national market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program, we have established strategic alliances with national and regional developers to enhance our development capabilities.

     The multidisciplinary backgrounds of our employees provide us with the skills and experience to capitalize on strategic renovation, expansion, and development opportunities. Several of our general partner's officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. This way, we leverage the development skill, access to opportunities, and capital of such developers, transferring a significant amount of the development risk to them and eliminating the need and expense of an in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner's interest in the joint venture.

     As of December 31, 2000, we had committed to invest $278.5 million to develop an estimated 5.9 million rentable square feet. Approximately $243.4 million of this investment is through our Development Alliance Program. See Item
2. Properties -- "Operating and Leasing Statistics -- Development Pipeline."

                                 BUSINESS RISKS

     See: "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks" for a complete discussion of the various risks that could adversely affect us.

ITEM 2. PROPERTIES

     The properties that we owned as of December 31, 2000, are divided into two operating divisions, consisting of 27 identifiable markets. We have provided this breakdown for external reporting purposes only. It reflects the key markets of interest to our investors and does not reflect how we are operationally managed. See "Item 14. Note 14 of Notes to Consolidated Financial Statements" for segment information related to our operations.

                             INDUSTRIAL PROPERTIES

     At December 31, 2000, we owned 862 industrial buildings aggregating approximately 75.8 million rentable square feet, located in 27 markets nationwide. Our industrial properties accounted for $414.3 million, or 96.3%, of our total annualized base rent at December 31, 2000. Our industrial properties were 96.4% leased to over 2,850 customers, the largest of which accounted for no more than 1.3% of our annualized base rent from our industrial properties.

     Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings. The following table identifies characteristics of our typical industrial buildings:

                                                  TYPICAL BUILDING      TYPICAL RANGE
                                                --------------------   ----------------
Rentable square feet..........................        100,000          75,000 - 200,000
Clear height..................................         24 ft             16 - 32 ft.
Building depth................................         200 ft           120 - 300 ft.
Truck court depth.............................         110 ft            90 - 130 ft.
Loading dock & grade..........................  Dock or Dock & Grade
Parking spaces per 1,000 square feet..........          1.0               0.5 - 2.0
Doors per 1,000 square feet...................          0.2               0.1 - 2.0
Square footage per tenant.....................         35,000          15,000 - 150,000
Office finish.................................           8%                3% - 20%
Site coverage.................................          40%               35% - 50%

     Lease Terms. Our industrial properties are typically subject to lease on a "triple net basis," in which customers pay their proportionate share of real estate taxes, insurance, and operating costs, or subject to leases on a "modified gross basis," in which customers pay expenses over certain threshold levels. Lease terms typically range from three to ten years, with an average of six years, excluding renewal options. The majority of the industrial leases do not include renewal options.

     Overview of Major Target Markets. Our industrial properties are located near key passenger and air cargo airports, key interstate highways, and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey, the San Francisco Bay Area, Southern California, Miami, and Seattle. We believe our industrial properties' strategic location, transportation network and infrastructure, and large consumer and manufacturing bases support strong demand for industrial space. According to statistics published by CB Richard Ellis/Torto Wheaton Research, the national hub markets listed below are six of the nation's eight largest warehouse markets and, as of December 31, 2000, comprised 43.2% of the warehouse inventory of the 47 industrial markets tracked. According to statistics published by Regional Financial Associates, as of December 31, 2000, the combined population of these markets was 45.6 million and the amount of per capita warehouse space was 22.7% above the average for those 47 industrial markets.

     Within these metropolitan areas, our industrial properties are concentrated in locations with limited new construction opportunities within established, relatively large submarkets, which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These in-fill locations are typically near major passenger and air cargo facilities, seaports or convenient to major highways and rail lines, and are proximate to a diverse labor pool. There is typically broad demand for industrial space in these centrally located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer supply constraints. Small metropolitan areas or cities without a heavy concentration of warehouse activity typically have few, if any, supply-constrained locations (those areas typified by significant population densities, a limited number of existing industrial customers and a low availability of land which could be developed into competitive space for additional industrial customers).

INDUSTRIAL MARKET OPERATING STATISTICS

     As of December 31, 2000, we operated in six hub markets, in addition to 21 other markets nationwide. The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development.

                                                                       NO. NEW        SAN                       TOTAL
                                                          DALLAS/      JERSEY/     FRANCISCO     SOUTHERN        HUB
                                ATLANTA     CHICAGO(1)   FT. WORTH     NEW YORK     BAY AREA    CALIFORNIA     MARKETS
                               ----------   ----------   ----------   ----------   ----------   ----------   -----------
Square feet owned............   5,140,876   7,497,472     5,933,777    5,985,300    8,771,331    9,553,425    42,882,181
Occupancy Percentage.........        98.0%       94.6%         92.5%        95.8%        99.8%        96.9%         96.5%
Annualized base rent.........  $   21,327   $  29,662    $   24,597   $   35,905   $   76,625   $   48,840   $   236,956
Annualized base rent per
 square foot.................  $     4.23   $    4.18    $     4.48   $     6.26   $     8.75   $     5.28   $      5.73
Lease expirations as a
 percentage of ABR:
 2001........................        17.5%       14.1%         14.5%        19.5%        11.9%        12.8%         14.0%
 2002........................        17.2%       13.6%         18.8%         9.3%        12.7%        13.1%         13.4%
 2003........................        15.1%       24.9%         20.0%        14.6%        13.1%        15.8%         16.0%
Weighted average lease terms
 Original....................   4.9 years   7.7 years     5.8 years    7.1 years    5.4 years    6.8 years     6.3 years
 Remaining...................   3.2 years   3.9 years     3.3 years    3.7 years    3.3 years    4.0 years     3.6 years
Tenant Retention (Year-to-
 date).......................        67.5%       66.1%         58.9%        67.6%        54.8%        53.8%         60.1%
Rent increases on renewals
 and rollovers...............         6.5%        7.9%         10.3%        13.7%        70.5%        17.7%         32.6%
Same store cash basis NOI
 growth......................         6.1%        5.6%          9.7%         0.2%        22.3%         4.4%         11.3%
Square feet owned in same
 store pool(2)...............   3,196,631   6,855,380     4,622,049    2,162,051    6,162,270    4,887,057    27,885,438

                                  TOTAL
                                  OTHER
                                 MARKETS        TOTAL
                               -----------   -----------
Square feet owned............   32,913,808    75,795,989
Occupancy Percentage.........         96.3%         96.4%
Annualized base rent.........  $   177,356   $   414,312
Annualized base rent per
 square foot.................  $      5.60   $      5.67
Lease expirations as a
 percentage of ABR:
 2001........................         19.2%         16.0%
 2002........................         15.7%         14.3%
 2003........................         14.2%         15.3%
Weighted average lease terms
 Original....................    6.6 years     6.4 years
 Remaining...................    3.4 years     3.5 years
Tenant Retention (Year-to-
 date).......................         57.3%         59.0%
Rent increases on renewals
 and rollovers...............         11.6%         25.6%
Same store cash basis NOI
 growth......................          4.7%          8.5%
Square feet owned in same
 store pool(2)...............   24,259,912    52,145,350

---------------
(1) We also have a majority ownership interest in 36 industrial buildings totaling an aggregate of approximately 4.0 million square feet in the Chicago market through its investment in an unconsolidated joint venture.

(2) Excludes properties purchased or developed after December 31, 1998.

INDUSTRIAL PROPERTY SUMMARY

     As of December 31, 2000, our 862 industrial buildings were diversified across 27 markets nationwide. The average age of our industrial properties is 17 years (since the property was built or substantially renovated), which we believe should result in lower operating costs over the long term. The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated).

                                                            PERCENTAGE                              PERCENTAGE
                                                 TOTAL       OF TOTAL                  ANNUALIZED    OF TOTAL
                                  NUMBER OF    RENTABLE      RENTABLE     PERCENTAGE   BASE RENT    ANNUALIZED    NUMBER
     INDUSTRIAL PROPERTIES        BUILDINGS   SQUARE FEET   SQUARE FEET     LEASED     (000'S)(1)   BASE RENT    OF LEASES
     ---------------------        ---------   -----------   -----------   ----------   ----------   ----------   ---------
HUB MARKETS:
  Atlanta.......................      48       5,140,876         6.8%        98.0%      $ 21,327        5.1%         152
  Chicago.......................      82       7,497,472         9.9         94.6         29,662        7.2          176
  Dallas/Ft. Worth..............      71       5,933,777         7.8         92.5         24,597        5.9          242
  Northern New Jersey/New York
    City........................      69       5,985,300         7.9         95.8         35,905        8.7          240
  San Francisco Bay Area........     121       8,771,331        11.6         99.8         76,625       18.5          350
  Southern California...........     121       9,553,425        12.6         96.9         48,840       11.8          293
                                     ---      ----------       -----        -----       --------      -----        -----
    Subtotal/Weighted Average...     512      42,882,181        56.6         96.5        236,956       57.2        1,453
OTHER MARKETS:
  Austin........................       8       1,075,316         1.4        100.0          8,588        2.1           28
  Baltimore/Washington D.C. ....      63       4,140,720         5.5         98.8         30,920        7.5          297
  Boston........................      40       4,788,548         6.2         99.8         22,172        5.4           65
  Charlotte.....................      12         831,974         1.1         99.0          3,894        0.9           34
  Cincinnati....................       6         811,693         1.1        100.0          2,742        0.7           13
  Columbus......................       2         465,433         0.6        100.0          1,410        0.3            2
  Dayton........................       5         125,575         0.2         88.3            792        0.2            9
  Houston.......................      26       2,420,513         3.2         91.6          8,298        2.0          126
  Jacksonville..................       1          50,200         0.1         57.9            202        0.0            5
  Kansas City...................       2         159,249         0.2         89.4          1,602        0.4           11
  Memphis.......................      17       1,883,845         2.5         82.8          8,408        2.0           49
  Miami.........................      47       4,342,361         5.7         97.2         32,718        7.9          220
  Minneapolis...................      42       4,441,147         5.9         95.8         17,577        4.2          205
  Nashville.....................       2         375,317         0.5        100.0          1,074        0.3            5
  New Orleans...................       5         411,689         0.5         95.7          1,859        0.4           48
  Newport News..................       1          60,215         0.1        100.0            717        0.2            3
  Orlando.......................      19       1,845,494         2.4         94.7          7,093        1.7           80
  Philadelphia..................       1          83,148         0.1         90.8          1,743        0.4           19
  Portland......................       5         676,104         0.9         98.4          2,805        0.7           10
  San Diego.....................       5         276,167         0.4         92.1          1,984        0.5           17
  Seattle.......................      41       3,649,100         4.8         96.9         20,758        5.0          157
                                     ---      ----------       -----        -----       --------      -----        -----
    Subtotal/Weighted Average...     350      32,913,808        43.4         96.3        177,356       42.8        1,403
                                     ---      ----------       -----        -----       --------      -----        -----
        Total/Weighted
          Average...............     862      75,795,989       100.0%        96.4%      $414,312      100.0%       2,856
                                     ===      ==========       =====        =====       ========      =====        =====

                                  ANNUALIZED
                                   BASE RENT
                                  PER LEASED
     INDUSTRIAL PROPERTIES        SQUARE FOOT
     ---------------------        -----------
HUB MARKETS:
  Atlanta.......................    $ 4.23
  Chicago.......................      4.18
  Dallas/Ft. Worth..............      4.48
  Northern New Jersey/New York
    City........................      6.26
  San Francisco Bay Area........      8.75
  Southern California...........      5.28
                                    ------
    Subtotal/Weighted Average...      5.73
OTHER MARKETS:
  Austin........................      7.99
  Baltimore/Washington D.C. ....      7.53
  Boston........................      4.64
  Charlotte.....................      4.73
  Cincinnati....................      3.38
  Columbus......................      3.03
  Dayton........................      7.14
  Houston.......................      3.74
  Jacksonville..................      6.95
  Kansas City...................     11.25
  Memphis.......................      5.39
  Miami.........................      7.75
  Minneapolis...................      4.13
  Nashville.....................      2.86
  New Orleans...................      4.72
  Newport News..................     11.91
  Orlando.......................      4.06
  Philadelphia..................     23.09
  Portland......................      4.22
  San Diego.....................      7.80
  Seattle.......................      5.87
                                    ------
    Subtotal/Weighted Average...      5.60
                                    ------
        Total/Weighted
          Average...............    $ 5.67
                                    ======

---------------
(1) Annualized base rent represents the monthly contractual amount under existing leases at December 31, 2000, multiplied by 12. This amount excludes expense reimbursements and rental abatements.

INDUSTRIAL PROPERTY LEASE EXPIRATIONS

     The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2000, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                           RENTABLE     ANNUALIZED    PERCENTAGE OF
                                            SQUARE      BASE RENT      ANNUALIZED
      YEAR OF LEASE EXPIRATION(1)            FEET       (000S)(2)       BASE RENT
      ---------------------------         ----------    ----------    -------------
2001(3)(4)..............................  12,805,291     $ 74,373          16.0%
2002....................................  12,525,395       66,209          14.3
2003....................................  13,027,351       70,840          15.3
2004....................................  10,180,364       61,426          13.2
2005....................................   9,515,495       62,256          13.4
2006....................................   4,555,886       25,398           5.5
2007....................................   3,439,674       22,604           4.9
2008....................................   1,968,841       14,812           3.2
2009....................................   2,798,547       16,122           3.5
2010....................................   2,721,071       32,038           6.9
Thereafter..............................   1,865,629       17,683           3.8
                                          ----------     --------         -----
          Total/Weighted Average........  75,403,544     $463,761         100.0%
                                          ==========     ========         =====

---------------
(1) Schedule includes executed leases that commence after December 31, 2000. Schedule excludes leases expiring December 31, 2000.

(2) Calculated as monthly rent at expiration multiplied by 12.

(3) Includes 1,640,579 square feet of month-to-month leases.

(4) Includes leases expiring January 1, 2001, through December 31, 2001.

CUSTOMER INFORMATION

     Largest Property Customers. Our 25 largest property customers by annualized base rent are set forth in the table below.

                                                                  PERCENTAGE OF                 PERCENTAGE OF
                                           NUMBER    AGGREGATE      AGGREGATE      ANNUALIZED     AGGREGATE
                                             OF      RENTABLE         LEASED       BASE RENT     ANNUALIZED
       INDUSTRIAL CUSTOMER NAME(1)         LEASES   SQUARE FEET   SQUARE FEET(2)     (000S)     BASE RENT(3)
       ---------------------------         ------   -----------   --------------   ----------   -------------
Federal Express Corporation..............    22        464,593          0.6%        $ 5,374          1.3%
Webvan Group, Inc........................     5      1,021,819          1.4           5,080          1.2
Harmonic Inc.............................     3        246,864          0.3           4,253          1.0
International Paper Company..............     8        443,106          0.6           3,452          0.8
CNF Transportation, Inc..................     7        536,170          0.7           2,902          0.7
Wells Fargo Bank NA......................     4        302,290          0.4           2,782          0.7
United States Postal Service.............     7        475,255          0.7           2,107          0.5
Air Express International................     8        280,659          0.4           2,101          0.5
Ultrabrand Fiber Optics, Inc.............     1         47,417          0.1           1,915          0.5
Alza Corporation.........................     4        129,449          0.2           1,908          0.5
Shaw Industries..........................     4        399,004          0.5           1,821          0.4
Sage Enterprises.........................     4        245,289          0.3           1,781          0.4
Rite Aid.................................     2        524,840          0.7           1,778          0.4
Home Depot USA, Inc......................     4        476,026          0.7           1,777          0.4
Tech Data................................     2        224,019          0.3           1,775          0.4
Adaptive Broadband Corporation...........     1         41,472          0.1           1,742          0.4
Corvis Corporation.......................     4        142,283          0.2           1,703          0.4
FMI International LLC....................     1        315,000          0.4           1,701          0.4
Dell USA, LP.............................     2        285,000          0.4           1,700          0.4
C&S Wholesale Grocers, Inc...............     4        167,813          0.2           1,634          0.4
Cosmair..................................     1        303,843          0.4           1,595          0.4
Calvin Klein Jeanswear...................     1        326,500          0.4           1,585          0.4
Boeing Company...........................     4        223,745          0.3           1,536          0.4
Wakefern Food Corporation................     3        419,901          0.6           1,533          0.4
Boise Cascade Corporation................     3        400,655          0.6           1,506          0.4
                                                     ---------                      -------
          Total/Weighted Average.........            8,443,642         11.0%        $57,041         13.3%
                                                     =========                      =======

---------------
(1) Tenant(s) may be a subsidiary of or an entity affiliated with the named customer.

(2) Computed as aggregate rentable square feet divided by the aggregate leased square feet of our industrial and retail properties.

(3) Computed as annualized base rent divided by the aggregate annualized base rent of our industrial and retail properties.

                               RETAIL PROPERTIES

     At December 31, 2000, we owned eight retail centers aggregating approximately 1.2 million rentable square feet. Our retail properties accounted for $15.9 million, or 3.7%, of annualized base rent at December 31, 2000. Our retail properties were 93.2% leased to over 170 customers. Our retail properties have an average age of two years since built, expanded, or renovated.

     During 2000, we sold one retail center, totaling approximately 0.4 million rentable square feet. As of December 31, 2000, we had one retail center, aggregating approximately 0.3 million rentable square feet, which we held for divestiture.

RETAIL PROPERTY SUMMARY

     The following table sets forth the rentable square footage of our retail centers as of December 31, 2000, and represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated).

                                                                                             ANNUALIZED
                                      TOTAL                     ANNUALIZED                   BASE RENT
                                    RENTABLE      PERCENTAGE    BASE RENT      NUMBER        PER LEASED
        RETAIL PROPERTIES          SQUARE FEET      LEASED      (000'S)(1)    OF LEASES    SQUARE FOOT(2)
        -----------------          -----------    ----------    ----------    ---------    --------------
Around Lenox.....................     121,348        83.1%       $ 2,118          15           $21.00
Howard & Western S.C.(4).........      88,798        74.0            858           8            13.07
Kendall Mall(3)(6)...............     278,759        93.8          4,540          45            17.36
Mazzeo Drive.....................      88,420       100.0            717           1             8.11
Northridge Plaza(3)(4)...........     173,919        92.5          2,226          30            13.84
Palm Aire(3)(4)..................     125,946        95.4          1,537          26            12.80
Springs Gate(3)(5)...............         n/a         n/a            n/a         n/a              n/a
The Plaza at Delray(3)...........     331,863        99.4          3,916          46            11.87
                                    ---------       -----        -------         ---           ------
          Total/Weighted
            Average..............   1,209,053        93.2%       $15,912         171           $14.11
                                    =========       =====        =======         ===           ======

---------------
(1) Annualized base rent means the monthly contractual amount under existing leases at December 31, 2000, multiplied by 12. This amount excludes expense reimbursements, rental abatements, and percentage rents.

(2) Calculated as total Annualized Base Rent divided by total rentable square feet actually leased as of December 31, 2000.

(3) We hold an interest in this property through a joint venture interest in a limited partnership.

(4) This property is being redeveloped. All calculations are based on rentable square feet existing as of December 31, 2000.

(5) This property consists of land held for future development.

(6) This property is being held for divestiture as of December 31, 2000.

                        OPERATING AND LEASING STATISTICS

TOTAL PORTFOLIO SUMMARY

     The following table summarizes key operating and leasing statistics for all of our properties as of and for the year ended December 31, 2000.

                      OPERATING AND LEASING STATISTICS(1)

                                              INDUSTRIAL       RETAIL          TOTAL
                                              -----------    -----------    -----------
Square feet owned at December 31, 2000(2)...   75,795,989      1,209,053     77,005,042
Occupancy percentage at December 31,
  2000......................................         96.4%          93.2%          96.3%
Weighted average lease term:
  Original..................................    6.4 years     13.8 years      6.5 years
  Remaining.................................    3.5 years     10.1 years      3.6 years
Tenant retention:
  -- Year-to-date (13.3 million SF
     expired)...............................         59.0%          45.1%          58.9%
Rent increases on renewals and rollovers:
  -- Year-to-date (12.1 million SF
     leased)................................         25.6%         202.6%          26.5%
Second generation tenant improvements and
  leasing commissions per sq. ft.(3):
  -- Year-to-date:
     Renewals...............................  $      1.25    $      0.20    $      1.24
     Re-tenanted............................         2.27           0.07           2.23
                                              -----------    -----------    -----------
          Weighted average..................  $      1.86    $      0.09    $      1.84
                                              ===========    ===========    ===========
Recurring capital expenditures:
  -- Year-to-date:
     Tenant improvements....................  $    10,237    $     1,387    $    11,624
     Lease commissions......................       17,679             --         17,679
     Building improvements..................       11,031            239         11,270
                                              -----------    -----------    -----------
          Total.............................  $    38,947    $     1,626    $    40,573
                                              ===========    ===========    ===========

---------------
(1) Includes all consolidated operating properties and excludes industrial development and renovation projects.

(2) In addition to owned square feet as of December 31, 2000, we manage, through our subsidiary, AMB Investment Management, Inc., 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail, and other properties, respectively. We also have an investment in 4.0 million square feet of industrial properties through our investment in an unconsolidated joint venture.

(3) Consists of all leases renewing or re-tenanting with lease terms greater than one year.

SAME STORE SUMMARY

     The following table summarizes key operating and leasing statistics for our same store properties as of and for the year ended December 31, 2000. For an explanation of our same store properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

                                                   INDUSTRIAL    RETAIL       TOTAL
                                                   ----------    -------    ----------
Square feet in same store pool...................  52,145,350    367,179    52,512,529
  % of total square feet.........................        68.8%      30.4%         68.2%
Occupancy percentage at December 31, 2000........        96.8%      95.3%         96.7%
                        at December 31, 1999.....        96.2%      97.8%         96.2%
Tenant retention:
  -- Year-to-date (11.0 million SF expired)......        59.2%      18.9%         58.9%
Rent increases on renewals and rollovers:
  -- Year-to-date (9.8 million SF leased)........        27.0%     215.0%         28.0%
Cash basis net operating income growth %
  increase(1)
  -- Year-to-date: Revenues......................         7.3%       1.7%          7.2%
                    Expenses.....................         3.5%       3.9%          3.5%
                    NOI..........................         8.5%       1.0%          8.4%

---------------
(1) Net operating income, or NOI, consists of rental revenues, including reimbursements and excluding straight-line rents, less property level operating expenses.

HISTORICAL OCCUPANCY RATES, AVERAGE BASE RENTS, RENT INCREASES, AND TENANT RETENTION RATES

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

                                                            INDUSTRIAL    RETAIL    TOTAL
                                                            ----------    ------    -----
OCCUPANCY RATES:
  2000....................................................     96.4%        93.2%   96.3%
  1999....................................................     95.9%        92.4%   95.9%
  1998....................................................     96.0%        94.6%   95.8%
ANNUALIZED BASE RENT PER SQUARE FOOT(1):
  2000....................................................    $5.67       $14.12     N/A
  1999....................................................    $4.89       $13.19     n/a
  1998....................................................    $4.55       $11.98     n/a
RENTAL INCREASES:
  2000....................................................     25.6%       202.6%   26.5%
  1999....................................................     12.9%         6.8%   12.5%
  1998....................................................     14.6%        13.3%   14.3%
TENANT RETENTION RATES:
  2000....................................................     59.0%        45.1%   58.9%
  1999....................................................     72.0%        40.8%   72.0%
  1998....................................................     74.8%        84.1%   75.4%

---------------
(1) Annualized base rent per square foot represents the total annualized contractual base rental revenue for the period divided by the average occupied square feet leased at December 31.

RECURRING TENANT IMPROVEMENTS AND LEASING COMMISSIONS PER SQUARE FOOT LEASED

     The table below summarizes for our industrial properties and retail properties, separately, the recurring tenant improvements and leasing commissions per square feet leased for the years ended December 31. The recurring tenant improvements and leasing commissions represent costs incurred to lease space after the initial lease term of the initial customer, excluding costs incurred to relocate customers as part of a re-tenanting strategy. The tenant improvements and leasing commissions set forth below are not necessarily indicative of future tenant improvements and leasing commissions.

                                                                               WEIGHTED
                                                    2000     1999     1998     AVERAGE
                                                    -----    -----    -----    --------
INDUSTRIAL PROPERTIES:
  Expenditures per renewed square foot leased.....  $1.25    $1.22    $0.92     $1.14
  Expenditures per re-tenanted square foot
     leased.......................................   2.27     2.74     2.08      2.37
                                                    -----    -----    -----     -----
  Weighted average................................  $1.86    $1.64    $1.10     $1.62
                                                    =====    =====    =====     =====
RETAIL PROPERTIES:
  Expenditures per renewed square foot leased.....  $0.20    $1.26    $1.34     $1.22
  Expenditures per re-tenanted square foot
     leased.......................................   0.07     2.55     9.99      2.92
                                                    -----    -----    -----     -----
  Weighted average................................  $0.09    $1.37    $2.64     $1.69
                                                    =====    =====    =====     =====
TOTAL PROPERTIES:
  Expenditures per renewed square foot leased.....  $1.24    $1.22    $0.95     $1.14
  Expenditures per re-tenanted square foot
     leased.......................................   2.23     2.74     2.47      2.38
                                                    -----    -----    -----     -----
  Weighted average................................  $1.84    $1.64    $1.18     $1.62
                                                    =====    =====    =====     =====

DEVELOPMENT PIPELINE

     The following table sets forth the properties owned by us as of December 31, 2000, which were undergoing renovation, expansion, or new development. No assurance can be given that any of such projects will be completed on schedule or within budgeted amounts.

                INDUSTRIAL DEVELOPMENT AND RENOVATION DELIVERIES
                             (DOLLARS IN THOUSANDS)

                                                                               ESTIMATED     ESTIMATED      ESTIMATED
                                                       DEVELOPMENT ALLIANCE  STABILIZATION     TOTAL      SQUARE FEET AT
              PROJECT                    LOCATION          PARTNER(TM)           DATE        INVESTMENT     COMPLETION
              -------                    --------      --------------------  -------------   ----------   --------------
2001 DELIVERIES
 1.  Pico Rivera (Phase I).........  Pico Rivera, CA     Majestic Realty      February        $ 24,300        520,000
 2.  Northbrook Distribution
     Center(1).....................  Suwanee, GA       Seefried Properties     March             5,700        150,000
 3.  Edgewater Industrial
     Center(1).....................  Oakland, CA               None            March            21,500        397,000
 4.  DFW II/Air Cargo..............  Dallas, TX           Trammell Crow         May             18,100        189,000
                                                             Company
 5.  LA Media Tech Center..........  Los Angeles, CA     Legacy Partners        June            40,800        399,000
 6.  Port Northwest Industrial Park                       Dienna Nelson
     (PhI).........................  Houston, TX            Augustine         December          12,400        368,000
 7.  Portland Air Cargo............  Portland, OR         Trammell Crow       December          11,800        160,000
                                                             Company
                                                                                              --------      ---------
     Total 2001 Deliveries.........                                                            134,600      2,183,000
     % Pre-leased/
           funded-to-date..........                                                            107,700(2)          56%
                                                                                              --------      ---------
2002 DELIVERIES
 8.  Cabot Business Park                               National Development
     (Lot 1-2).....................  Mansfield, MA            of NE           January           15,300        118,000
 9.  Van Nuys (Phase I)............  Van Nuys, CA         Trammell Crow       February          34,800        490,000
                                                             Company
10.  Dulles Airport park
     (Phase I).....................  Dulles, VA        Seefried Properties    February          12,100        168,000
11.  Southfield Logistics
     Center(1).....................  Forest Park, GA           None            March            16,800        795,000
12.  Carson Town Center, NE........  Carson, CA            Mar Ventures        April            11,200        176,000
13.  Suwanee Creek
     (Phase IV)....................  Atlanta, GA       Seefried Properties      June             7,700        230,000
14.  Monte Vista Spectrum..........  Chino, CA           Majestic Realty        June            23,200        577,000
15.  Dulles Airport park
     (Phase II)....................  Dulles, VA        Seefried Properties      July             5,700         77,000
16.  Dulles Airport park
     (Phase III)...................  Dulles, VA        Seefried Properties    November           6,200         84,000
17.  Houston Air Cargo.............  Houston, TX          Trammell Crow       December          11,400        156,000
                                                             Company
                                                                                              --------      ---------
     Total 2002 Deliveries.........                                                            144,400      2,871,000
     % Pre-leased/
           funded-to-date..........                                                             47,800(2)          24%
2003 DELIVERIES
18.  Carson Town Center, SE........  Carson, CA            Mar Ventures        March            21,500        329,000
19.  Dulles Airport park
     (Phase IV)....................  Dulles, VA        Seefried Properties      June             5,400         71,000
                                                                                              --------      ---------
     Total 2003 Deliveries.........                                                             26,900        400,000
                                                                                              --------      ---------
     % Pre-leased/
           funded-to-date..........                                                              7,400(2)           0%
                                                                                              --------      ---------
     Total Scheduled
         Deliveries(3).............                                                           $305,900      5,454,000
     % Pre-leased/
           funded-to-date..........                                                            162,900(2)          35%

        OUR
     OWNERSHIP
     PERCENTAGE
     ----------
200
 1.      50%
 2.
         21%
 3.
        100%
 4.      95%
 5.      49%
 6.
        100%
 7.      95%
        ---
         71%
200
 8.
         90%
 9.      95%
10.
         21%
11.
         21%
12.      95%
13.
        100%
14.      50%
15.
         21%
16.
         21%
17.      19%
        ---
         61%
200
18.      95%
19.
         21%
        ---
         80%

---------------
(1) Represents a renovation project.

(2) As of December 31, 2000, our share of such amounts funded to date was $76.5 million, $29.0 million, and $5.9 million, respectively, for a total of $111.4 million funded to date.

(3) Excludes 250 acres of land and other acquisition-related costs totaling approximately $23.1 million.

                        RETAIL REDEVELOPMENT DELIVERIES
                             (DOLLARS IN THOUSANDS)

                                                                          ESTIMATED       ESTIMATED        ESTIMATED        OUR
                                                     DEVELOPMENT        STABILIZATION   SQUARE FEET AT       TOTAL       OWNERSHIP
       PROJECT(1)               LOCATION         ALLIANCE PARTNER(TM)       DATE          COMPLETION     INVESTMENT(1)   PERCENTAGE
       ----------               --------         --------------------   -------------   --------------   -------------   ----------
2001 DELIVERIES
  1. Northridge..........  Fort Lauderdale, FL         Lefmark           September         258,000         $  41,300        100%
  2. Around Lenox........  Atlanta, GA             Alpine Partners        October          121,000            24,900         90%
  3. Howard & Western....  Chicago, IL                  None              October           89,000            10,100        100%
                                                                                           -------         ---------        ---
        Total Scheduled
          Deliveries.....                                                                  468,000         $  76,300         97%
                                                                                           =======         =========        ===
        % Pre-leased/
        funded-to-date...                                                                       84%         63,600(2)

---------------
(1) Excludes 39 acres of land and other acquisition costs totaling $13.2 million, which represents future phases of current projects which have not been committed to, or for which final project planning has not been completed, and other land inventory.

(2) As of December 31, 2000, our share of amounts funded to date was $61.5 million.

                        HEADLANDS REALTY CORPORATION(1)
                       DEVELOPMENT PROJECTS HELD FOR SALE
                             (DOLLARS IN THOUSANDS)

                                                                            ESTIMATED       ESTIMATED        ESTIMATED
                                                       DEVELOPMENT        STABILIZATION   SQUARE FEET AT       TOTAL
         PROJECT(2)                 MARKET         ALLIANCE PARTNER(TM)       DATE          COMPLETION     INVESTMENT(3)
         ----------                 ------         --------------------   -------------   --------------   -------------
2001 DELIVERIES
1. Cabot Business Park......  Boston               National Development     April             98,000          $ 8,200
                                                          of NE
2. Watertown Business         Boston                    Campanelli         August
  Park......................                                                                 201,000           41,400
                                                                                             -------          -------
        Total 2001
          Deliveries........                                                                 299,000           49,600
                                                                                             =======          =======
        % Pre-leased/
          funded-to-date....                                                                     100%          23,000
2003 DELIVERIES
3. Carson Town Center SW....  Southern California      Mar Ventures         March            412,000           20,300
                                                                                                              -------
        % Pre-leased/
          funded-to-date....                                                                       0%          10,500
        Total Scheduled
          Deliveries........                                                                 711,000          $69,900
                                                                                             =======          =======
        % Pre-leased/
          funded-to-date....                                                                      42%          33,500

                              HEADLAND'S
                              OWNERSHIP
         PROJECT(2)           PERCENTAGE
         ----------           ----------
2001 DELIVERIES
1. Cabot Business Park......     100%
2. Watertown Business
  Park......................      95%
                                 ---
        Total 2001
          Deliveries........      96%
                                 ===
        % Pre-leased/
          funded-to-date....
2003 DELIVERIES
3. Carson Town Center SW....      95%
        % Pre-leased/
          funded-to-date....
        Total Scheduled
          Deliveries........      96%
                                 ===
        % Pre-leased/
          funded-to-date....

---------------
(1) Headlands Realty Corporation is one of our subsidiaries, in which we own a 95% economic interest.

(2) Headlands Realty Corporation currently intends to sell these properties within two years of completion.

(3) Includes land at market value and development fees and cost reimbursements that will be paid to us.

PROPERTIES HELD THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

  Consolidated:

     As of December 31, 2000, we held interests in joint ventures, limited liability companies, and partnerships with certain unaffiliated third parties through, which are consolidated in our consolidated financial statements. In certain cases such agreements provide that we are a limited partner or that the other party to the joint venture is principally responsible for day-to-day management of the property (although in all such cases, we have approval rights with respect to significant decisions involving the underlying properties). Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and provide certain rights to us or the other party to the joint venture to sell its interest to the joint venture or to the other joint venture partner on terms specified in the agreement. All of the joint ventures terminate in 2024 or later, but may end earlier if a joint venture ceases to hold any interest in or have any obligations relating to the property held by the joint venture.

                     INDUSTRIAL CONSOLIDATED JOINT VENTURES
                             (DOLLARS IN THOUSANDS)

                                                  OUR                                            JV PARTNERS'   JV PARTNERS'
                                               OWNERSHIP      SQUARE     GROSS BOOK                 SHARE         SHARE OF
                 PROPERTIES                    PERCENTAGE    FEET(1)      VALUE(2)      DEBT       OF DEBT          NOI
                 ----------                    ----------   ----------   ----------   --------   ------------   ------------
OPERATING PROPERTIES:
SEPARATE ACCOUNT CO-INVESTORS(3)
   1. Corporate Park/Hickory Hill............      50%         858,322    $ 27,697    $ 16,325     $  8,162          50%
   2. Garland Industrial.....................      50        1,020,523      35,304      19,600        9,800          50
   3. Jamesburg..............................      50          821,712      47,656      23,376       11,688          50
   4. Minnetonka Industrial..................      50          515,915      29,301      12,286        6,143          50
   5. South Point Business Park..............      50          343,536      22,043      10,725        5,363          50
                                                   --       ----------    --------    --------     --------          --
        Subtotal.............................      50        3,560,008     162,001      82,312       41,156          50
ALLIANCE FUND I(4)
   6. Concord Industrial Portfolio...........      21          246,098      17,407      10,050        7,940          79
   7. Diablo Industrial Park.................      21          294,255      15,318       9,900        7,821          79
   8. Gateway Corporate Center...............      21          433,330      41,996      27,000       21,330          79
   9. Gateway North..........................      21          266,476      25,101      14,000       11,060          79
  10. Oakland Ridge IV.......................      21           51,664       3,276          --           --          79
  11. Oakland Ridge VI.......................      21          113,169       6,690          --           --          79
  12. DFW International Air Cargo (Phase
    I).......................................      21          232,873      20,149          --           --          79
  13. Bennington Corporate Center............      21           81,824      10,861          --           --          79
  14. DFW Airfreight Portfolio...............      21          272,795       9,700          --           --          79
  15. JFK Air Cargo Portfolio................      21          372,885      41,294      19,679       15,546          79
  16. Gateway 58.............................      21          123,912      13,203          --           --          79
  17. Seattle Airport Industrial.............      21           41,657       2,580          --           --          79
  18. Atlantic Distribution Center...........      21          180,000       6,239       4,000        3,160          79
  19. Beacon Centre..........................      21          422,566      29,661      17,861       14,110          79
  20. TechRidge Corporate Center (Phase I)...      31          340,076      25,411      15,500       10,695          69
  21. Harris Business Center.................      21          718,704      45,796      28,000       22,120          79
                                                   --       ----------    --------    --------     --------          --
        Subtotal.............................      21        4,192,284     314,682     145,990      113,782          79
OTHER JOINT VENTURES
  22. North Great SW Industrial Park.........      95          215,000      10,673          --           --           5
  23. North West Crossing Distribution
    Center...................................      95          178,000       7,061          --           --           5
  24. Orlando Central Park (Phase I).........      95          306,000       5,531          --           --           5
  25. South River Park (Phases I and II).....      95          626,000      28,092          --           --           5
  26. Hamilton Parkway (Nippon Express)......      73          148,941       6,361          --           --          27
  27. Metric Center..........................      87          397,440      44,521          --           --          13
  28. Chancellor.............................      90          201,600       6,477       2,796          280          10
  29. AFCO Portfolio.........................      95          896,767      97,775      41,131        2,056           5
                                                   --       ----------    --------    --------     --------          --
        Subtotal.............................      92        2,969,748     206,491      43,927        2,336           8
                                                            ----------    --------    --------     --------
        Total Operating Properties...........               10,722,040     683,174     272,229      157,274
                                                            ----------    --------    --------     --------
DEVELOPMENT ALLIANCE JOINT VENTURES(5):
ALLIANCE FUND I(6)
  30. Southfield Logistics Center............      21          795,000      14,226          --           --          79
  31. Northbrook Distribution Center.........      21          244,000       5,804          --           --          79
  32. Dulles Airport Park (Phases I-IV)......      21          400,000       4,411          --           --          79
  33. Houston Air Cargo......................      26          156,000         394          --           --          74
                                                   --       ----------    --------    --------     --------          --
        Subtotal.............................      21        1,595,000      24,835          --           --          79
OTHER DEVELOPMENT ALLIANCE JOINT VENTURES
  34. LA Media Tech Center...................      49          399,000      52,058      19,782       10,089          51
  35. Cabot Business Park (Phases I & II)....      90          284,000      23,664          --           --          10
  36. DFW II Air Cargo.......................      95          189,000      12,638          --           --           5
  37. Portland Air Cargo.....................      95          159,500       6,822          --           --           5
  38. Van Nuys (Phase I).....................      95          490,000      17,582          --           --           5
  39. Carson Town Center, (NE & SE)..........      95          505,000       9,775          --           --           5
                                                   --       ----------    --------    --------     --------          --
        Subtotal.............................      74        2,026,500     122,539      19,782       10,089          26
                                                            ----------    --------    --------     --------
        Total Development Alliances..........                3,621,500     147,374      19,782       10,089
                                                            ----------    --------    --------     --------
        TOTAL INDUSTRIAL CONSOLIDATED JOINT
        VENTURES.............................               14,343,540    $830,548    $292,011     $167,363
                                                            ==========    ========    ========     ========

---------------
(1) For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(3) These properties are owned by a single co-investment partnership between an institutional investor (50%) and us (50%). The institutional investor is a client of AMB Investment Management.

(4) Represents properties held by the Alliance Fund I, which is a co-investment partnership between the Alliance REIT I (79%) and us (21%). The Alliance REIT I is a client of AMB Investment Management.

(5) Excludes investments in 86.2 acres of land and other pre-development costs related to future phases of current projects, which have not been committed to, or for which final planning has not been completed.

(6) Represents a partnership between a Development Alliance Partner (5%) and the Alliance Fund I (95%), in which we have a 21% interest.

                       RETAIL CONSOLIDATED JOINT VENTURES
                             (DOLLARS IN THOUSANDS)

                                                                                        JV PARTNERS'   JV PARTNERS'
                                                      SQUARE     GROSS BOOK                SHARE          SHARE
               PROPERTIES                  MARKET     FEET(1)     VALUE(2)     DEBT       OF DEBT         OF NOI
               ----------                  -------   ---------   ----------   -------   ------------   ------------
DEVELOPMENT ALLIANCE JOINT VENTURES
1. Around Lenox..........................  Atlanta     120,000    $ 20,391    $10,012     $ 1,000           10%
2. Northridge Plaza......................  Miami       259,000      38,205         --          --            0%
3. Palm Aire.............................  Miami       133,000      19,425      7,145       1,022            0%
4. Springs Gate(4).......................  Miami            --      16,918         --          --            0%
                                                     ---------    --------    -------     -------
         Subtotal........................              512,000      94,939     17,157       2,022
OTHER JOINT VENTURES
5. Kendall Mall(3).......................  Miami       278,759      40,862     23,975       9,998           29%
6. Plaza Delray..........................  Miami       331,863      37,925     22,557       4,534            2%
                                                     ---------    --------    -------     -------
         Subtotal........................              610,622      78,787     46,532      14,532
                                                     ---------    --------    -------     -------
         Total...........................            1,122,622    $173,726    $63,689     $16,554
                                                     =========    ========    =======     =======

---------------
(1) For development properties, this represents estimated square feet at completion of development project.

(2) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(3) Included as part of retail properties held for divestiture.

(4) Represents 39 acres of land for future phases of current projects which have not been committed to, or for which final project planning has not been completed.

     We account for all of the above investments on a consolidated basis for financial reporting purposes because of our ability to exercise control over significant aspects of the investment, as well as our significant economic interest in the investments. See "Item 14. Note 2 of the Notes to Consolidated Financial Statements."

  Unconsolidated:

     As of December 31, 2000, we held interests in three equity investment joint ventures that are unconsolidated in our financial statements. The management and control over significant aspects of these investments are with the third party joint venture partner. In addition, as of December 31, 2000, we held two mortgage investments from which we receive interest income.

                         UNCONSOLIDATED JOINT VENTURES
                            AND MORTGAGE INVESTMENTS
                             (DOLLARS IN THOUSANDS)

                                                                                    OUR          OUR         OUR
                                                                      TOTAL        TOTAL      OWNERSHIP     SHARE
                PROPERTIES                         MARKET          SQUARE FEET   INVESTMENT   PERCENTAGE   OF DEBT
                ----------                   -------------------   -----------   ----------   ----------   -------
OPERATING JOINT VENTURES
1. Elk Grove Du Page.......................  Chicago                4,046,721     $59,447         56%      $16,333
DEVELOPMENT ALLIANCE JOINT VENTURES(1)
2. Pico Rivera.............................  Southern California      850,000      18,806         50%       12,469
3. Monte Vista Spectrum....................  Southern California      576,000       2,179         50%           --
                                                                    ---------     -------                  -------
         Total.............................                         5,472,721     $80,432                  $28,802
                                                                    =========     =======                  =======

                                                                                             MORTGAGE
                    PROPERTIES                             MARKET             MATURITY      RECEIVABLE   RATE
                    ----------                       -------------------   --------------   ----------   -----
MORTGAGE INVESTMENT
1. Pier 1..........................................  SF Bay Area           March 2001        $ 36,969    11.00%
2. Manhattan Village Shopping Center...............  Southern California   September 2001      79,000     8.75%
                                                                                             --------
         Total.....................................                                          $115,969
                                                                                             ========

---------------
(1) Represents estimated square feet at completion of development project.

SECURED DEBT

     As of December 31, 2000, we had $930.4 million of indebtedness, net of unamortized premiums, secured by deeds of trust on 77 properties. As of December 31, 2000, the total gross investment value of those properties secured by debt was $2.0 billion. Of the $930.4 million of secured indebtedness, $361.8 was joint venture debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 14. Note 6 of Notes to Consolidated Financial Statements" included in this report. We believe that as of December 31, 2000, the value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, we are involved in legal actions relating to the ownership and operations of our properties. We do not expect the liabilities, if any, that may ultimately result from such legal actions to have a materially adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for our partnership units. As of December 31, 2000, we had outstanding 95,037,257 partnership units, consisting of 87,909,340 general partnership units (consisting of 83,909,340 common units and 4,000,000 8 1/2% Series A Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 7,127,917 limited partnership units (consisting of 5,827,917 common units and 1,300,000 8 5/8% Series B Cumulative Redeemable Preferred Units). Subject to certain terms and conditions, the limited partnership units are redeemable by the holders or, at the option of AMB Property Corporation, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2000, there were 87 holders of our common partnership units (including AMB Property Corporation's general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 8 1/2% Series A Cumulative Redeemable Preferred Units and there was one holder of the 8 5/8% Series B Cumulative Redeemable Units.

     In November 2000, we issued an aggregate of 94,771 limited partnership common units with an aggregate value of approximately $2.2 million to three limited partnerships. The issuance of limited partnership units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D. During 2000, 34,046 limited partnership units were redeemed for cash and 206,423 limited partnership units were redeemed for shares of AMB Property Corporation's common stock.

     Set forth below are the distributions per limited partnership unit paid by us during the years ended December 31, 2000, 1999 and 1998:

                            YEAR                              DISTRIBUTION
                            ----                              ------------
2000
  1st Quarter...............................................     $0.37
  2nd Quarter...............................................      0.37
  3rd Quarter...............................................      0.37
  4th Quarter...............................................      0.37
1999
  1st Quarter...............................................      0.35
  2nd Quarter...............................................      0.35
  3rd Quarter...............................................      0.35
  4th Quarter...............................................      0.35
1998
  1st Quarter...............................................      0.34
  2nd Quarter...............................................      0.34
  3rd Quarter...............................................      0.34
  4th Quarter...............................................      0.34

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

            SELECTED OPERATING PARTNERSHIP FINANCIAL AND OTHER DATA

     The following table sets forth selected consolidated historical financial and other data for AMB Property, L.P. on an historical basis for the years ended December 31, 2000, 1999, 1998, and 1997.

                                                            AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                                                       PRO FORMA(1)   HISTORICAL(2)
                                                   2000         1999         1998          1997           1997
                                                ----------   ----------   ----------   ------------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
OPERATING DATA
  Total revenues..............................  $  477,707   $  448,183   $  358,887    $ 284,674      $   27,110
  Income from operations before minority
    interests.................................     159,699      158,851      123,750      103,903           9,291
  Net income available to common
    unitholders...............................     121,324      176,392      113,838      102,606           9,174
  Net income per common unit:
    Basic(3)..................................        1.35         1.94         1.27         1.16            0.10
    Diluted(3)................................        1.35         1.94         1.26         1.16            0.10
  Adjusted net income per unit (diluted)(4)...        1.33         1.23         1.26         1.16            0.10
  Distributions per common unit...............        1.48         1.40         1.37         1.37
OTHER DATA
  EBITDA(5)...................................  $  349,353   $  318,319   $  252,353    $ 195,218
  Funds from operations(6)....................     208,651      191,147      170,407      147,409
  Cash flows provided by (used in):
    Operating activities......................     261,175      190,391      177,180      131,621
    Investing activities......................    (726,499)      63,732     (793,366)    (607,768)
    Financing activities......................     452,370     (240,721)     604,202      553,199
BALANCE SHEET DATA
  Investments in real estate at cost..........  $4,026,597   $3,249,452   $3,369,060                   $2,442,999
  Total assets................................   4,425,626    3,621,550    3,562,885                    2,506,255
  Total consolidated debt(7)..................   1,836,276    1,270,037    1,368,196                      685,652
  Our share of total debt.....................   1,681,161    1,168,218    1,348,107                      672,945
  Partners' capital...........................   1,945,903    1,983,549    1,914,257                    1,717,398

---------------
(1) Pro forma 1997 financial and other data has been prepared as if our formation transactions, our general partner's initial public offering, and certain property acquisitions and divestitures in 1997 had occurred on January 1, 1997.

(2) The historical 1997 results represent our predecessor's historical financial and other data for the period January 1, 1997, through November 25, 1997. The financial and other data of AMB Property Corporation and the properties acquired in our formation transactions have been included from November 26, 1997 to December 31, 1997.

(3) Basic and diluted net income per unit equals the net income divided by 89,566,375 and 90,624,511 units, respectively, for 2000; 90,792,310 and
    90,867,934 units, respectively, for 1999; 89,493,394 and 89,852,187 units, respectively, for 1998; and pro forma net income divided by 88,416,676 and 88,698,719 units, respectively, for 1997.

(4) Adjusted net income per share represents net income before gain on property dispositions, extraordinary items, and other one-time items. One-time items related to depreciation expense on assets held for sale.

(5) EBITDA is computed as income from operations before divestiture of properties and minority interests plus interest expense, income taxes, and depreciation and amortization. We believe that in addition to cash flows and net income, EBITDA is a useful financial performance measure for assessing the operating performance of an equity real estate investment trust, such as our general partner, because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a real estate investment trust to incur and service debt and to fund acquisitions and other capital expenditures. Includes an adjustment to reflect our pro rata share of EBITDA in an unconsolidated joint venture. EBITDA is not a measurement of operating performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be indicative of our historical operating results, nor be predictive of potential future results. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other real estate investment trusts.

(6) Funds from Operations, or FFO, is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred unit distributions. In accordance with the National Association of Real Estate Investment Trust White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. We believe that funds from operations is an appropriate measure of performance for an equity real estate investment trust, such as our general partner. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by accounting principles generally accepted in the United States and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

(7) Secured debt includes unamortized debt premiums of approximately $9.9 million, $10.1 million, $15.2 million, and $18.3 million as of December 31, 2000, 1999, 1998, and 1997, respectively. See Notes 2 and 6 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates", or "anticipates' or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans, or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them.

     The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

     - defaults or non-renewal of leases by tenants;

     - increased interest rates and operating costs;

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

     - environmental uncertainties;

     - risks related to natural disasters;

     - financial market fluctuations;

     - risks arising from the California energy shortage;

     - changes in real estate and zoning laws; and

     - increases in real property tax rates.

     Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes, and those risk factors discussed in the section entitled "Business Risks" in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

                                    GENERAL

     We commenced operations in November 1997, shortly before the consummation of AMB Property Corporation's initial public offering.

                             RESULTS OF OPERATIONS

     The analysis below includes changes attributable to acquisitions, development activity, and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (defined as the earlier of 90% leased or

12 months after receipt of the certificate of occupancy). We refer to these properties as the same store properties. For the comparison between 2000 and 1999, the same store properties consisted of properties aggregating approximately 52.5 million square feet. The properties acquired in 1999 consisted of 154 buildings, aggregating approximately 8.4 million square feet, and the properties acquired during 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet. In 1999, property divestitures consisted of 30 retail centers and 15 industrial buildings, aggregating approximately 6.6 million square feet, and property divestitures during 2000 consisted of 25 industrial buildings and one retail center, aggregating approximately 2.5 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from their historical rates.

YEARS ENDED DECEMBER 31, 2000 AND 1999 (DOLLARS IN MILLIONS)

               RENTAL REVENUES                  2000      1999     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $314.4    $293.3     $ 21.1        7.2%
1999 acquisitions............................    85.1      41.0       44.1      107.6%
2000 acquisitions............................    28.0        --       28.0         --
Developments.................................     7.0       4.2        2.8       66.7%
Divestitures.................................    19.5      90.4      (70.9)     (78.4)%
Straight-line rents..........................    10.2      10.8       (0.6)      (5.6)%
                                               ------    ------     ------      -----
          Total..............................  $464.2    $439.7     $ 24.5        5.6%
                                               ======    ======     ======      =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, increases in occupancy and reimbursement of expenses, partially offset by a decrease in straight-line rents. During 2000, the same store base rents increase on renewals and rollovers (cash basis) was 28.0% on
9.8 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME       2000     1999    $ CHANGE    % CHANGE
     --------------------------------------       -----    ----    --------    --------
Equity earnings in unconsolidated joint
  ventures......................................  $ 5.2    $4.7      $0.5        10.6%
Investment management and other income..........    8.3     3.8       4.5       118.4%
                                                  -----    ----      ----       -----
          Total.................................  $13.5    $8.5      $5.0        58.8%
                                                  =====    ====      ====       =====

     The $4.5 million increase in investment management and other income was due primarily to increased Alliance Fund I acquisition fees, interest income, and development fees, partially offset by the write-down of one of our investments in other companies.

         PROPERTY OPERATING EXPENSES            2000      1999     $ CHANGE    % CHANGE
         ---------------------------           ------    ------    --------    --------
Rental expenses..............................  $ 50.6    $ 51.7     $ (1.1)      (2.1)%
Real estate taxes............................    57.2      56.2        1.0        1.8%
                                               ------    ------     ------      -----
  Property operating expenses................  $107.8    $107.9     $ (0.1)      (0.1)%
                                               ======    ======     ======      =====
Same store...................................  $ 72.1    $ 69.6     $  2.5        3.6%
1999 acquisitions............................    20.4      12.2        8.2       67.2%
2000 acquisitions............................     7.7        --        7.7         --
Developments.................................     2.5       1.8        0.7       38.9%
Divestitures.................................     5.1      24.3      (19.2)     (79.0)%
                                               ------    ------     ------      -----
          Total..............................  $107.8    $107.9     $ (0.1)      (0.1)%
                                               ======    ======     ======      =====

     The change in same store properties' operating expenses primarily relates to increases in real estate taxes of $2.0 million for 2000, partially offset by decreases in insurance of $0.6 million.

               OTHER EXPENSES                   2000      1999     $ CHANGE    % CHANGE
               --------------                  ------    ------    --------    --------
Interest expense.............................  $ 90.3    $ 88.7     $ 1.6         1.8%
Depreciation expense.........................    96.3      67.5      28.8        42.7%
General and administrative expense...........    23.7      25.2      (1.5)       (6.0)%
                                               ------    ------     -----        ----
          Total..............................  $210.3    $181.4     $28.9        15.9%
                                               ======    ======     =====        ====

     The increase in interest expense was due primarily to the increase in the outstanding balance under our unsecured credit facility. The increase in depreciation expense was primarily due to lower than normal depreciation expense in 1999 and increases in our investments in real estate. Under the required accounting for assets held for sale, we discontinued depreciation of a substantial portion of our retail portfolio after we committed to dispose of a portion of the portfolio in March 1999. The decrease in general and administrative expenses was due to increased allocations to our investment management group, partially offset by increased personnel costs.

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
                                               ======    ======     ======      =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, changes in occupancy rates, and reimbursement of expenses, partially offset by a decrease in straight-line rents. During 1999, the increase in base rents (cash basis) for same store properties was 12.7% on 6.8 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME        1999    1998    $ CHANGE    % CHANGE
     --------------------------------------        ----    ----    --------    --------
Equity earnings in unconsolidated joint
  ventures.......................................  $4.7    $2.7      $2.0        74.1%
Investment management and other income...........   3.8     1.5       2.3       153.3%
                                                   ----    ----      ----       -----
          Total..................................  $8.5    $4.2      $4.3       102.4%
                                                   ====    ====      ====       =====

     The $4.3 million increase in investment management and other income was due primarily to earnings from our equity investment in our unconsolidated joint ventures, Alliance Fund I acquisition fees, and an increase in interest income as a result of higher cash balances.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES   1999     1998     $ CHANGE    % CHANGE
-------------------------------------------------  ------    -----    --------    --------
Rental expenses................................    $ 51.7    $40.2     $11.5        28.6%
Real estate taxes..............................      56.2     48.2       8.0        16.6%
                                                   ------    -----     -----       -----
  Property operating expenses..................    $107.9    $88.4     $19.5        22.1%
                                                   ======    =====     =====       =====
Same store.....................................    $ 50.2    $50.1     $ 0.1         0.2%
1998 acquisitions..............................      27.3     12.6      14.7       116.7%
1999 acquisitions..............................       9.3       --       9.3          --
Developments...................................       9.5      7.9       1.6        20.3%
Divestitures...................................      11.6     17.8      (6.2)      (34.8)%
                                                   ------    -----     -----       -----
          Total................................    $107.9    $88.4     $19.5        22.1%
                                                   ======    =====     =====       =====

     The change in same store properties' operating expenses primarily relates to increases in real estate taxes of $1.0 million for 1999, partially offset by decreases in insurance of $0.9 million. Internal asset management costs of $7.7 million for 1998 were reclassified from property operating expenses to general and administrative expenses to conform with the 1999 presentation.

               OTHER EXPENSES                   1999      1998     $ CHANGE    % CHANGE
               --------------                  ------    ------    --------    --------
Interest expense.............................  $ 88.7    $ 69.7     $19.0        27.3%
Depreciation expense.........................    67.5      57.4      10.1        17.6%
General and administrative expense...........    25.2      19.6       5.6        28.6%
                                               ------    ------     -----        ----
          Total..............................  $181.4    $146.7     $34.7        23.7%
                                               ======    ======     =====        ====

     The increase in interest expense was primarily due to higher interest rates and a full year of interest expense in 1999 attributable to our $400.0 million unsecured senior debt securities. The increase in depreciation expense was primarily due to our real estate acquisitions in 1998 and 1999, partially offset by the discontinuation of depreciation on held-for-sale retail assets. Internal management costs of $7.7 million for 1998 were reclassified from property operating expenses to general and administrative expenses to conform with the 1999 presentation. The increase in general and administrative expenses was primarily attributable to additional staffing that resulted from growth in our portfolio and the change in our accounting policy for capitalizing internal acquisition costs. Effective during the second quarter of 1998, we changed our policy to expense all internal acquisition costs in accordance with EITF 97-11.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured financing, proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), and net proceeds from divestitures of properties. Additionally, our co-investment program will also serve as a source of capital for acquisitions and developments. We believe that our sources of working capital and our ability to access equity and private and public debt are adequate for us to meet our liquidity requirements for the foreseeable future.

  Capital Resources

     Property Divestitures. In 2000, we sold 25 industrial buildings and one retail center for an aggregate price of $175.7 million. These divestitures resulted in an aggregate net gain of $7.0 million. The joint venture that sold the retail center carries an 8.75% interest only mortgage note receivable in the principal amount of $79.0 million. This mortgage note has a one-year term and has a one-year extension option.

     Properties Held for Divestiture. We have decided to divest ourselves of 33 industrial buildings and one retail center, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2000, the net carrying value of the properties held for divestiture was $197.1 million.

     Credit Facilities. In May 2000, we entered into a new $500.0 million unsecured revolving credit agreement, which replaced our previous $500.0 million credit facility, which matured in November 2000. AMB Property Corporation guarantees our obligations under the credit facility. Our credit facility is with Morgan Guaranty Trust Company of New York, as administrative agent, and a syndicate of 12 other banks. The new credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. We have the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points. At December 31, 2000, the outstanding balance on our unsecured credit facility was $216.0 million and it bore interest at a weighted average rate of 7.5%. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At December 31, 2000, the remaining amount available under our unsecured credit facility was $284.0 million (excluding the additional $200.0 million of potential additional capacity).

     In addition, we had an $80.0 million unsecured credit facility held through our investment in the Alliance Fund I. The debt was secured by the unfunded capital commitments of the third party investors in the Alliance REIT I, a limited partner of the Alliance Fund I. Since there are no remaining unfunded capital commitments, the Alliance Fund I paid off the outstanding balance and closed this credit facility in the third quarter.

     Partners' Capital. On September 1, 2000, AMB Property II, L.P., one of our subsidiaries, issued and sold 840,000 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.0625 per annum. The Series H Preferred Units are redeemable by AMB Property II, L.P. on or after September 1, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series H Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series H Preferred Stock. AMB Property II, L.P. used the net proceeds of $41.0 million to repay advances from us and to make a loan to us. We used the funds to partially repay borrowings under our unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

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

     At the time of AMB Property Corporation's initial public offering, 4,237,750 shares of common stock, known as performance shares, were placed in escrow by certain of AMB Property Corporation's investors, which were subject to advisory agreements with our general partner's predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of common stock were released from escrow to these investors and 1,465,926 shares of common stock were returned to AMB Property Corporation and cancelled. The cancelled shares of common stock represent indirect interests in us that were reallocated from AMB Property Corporation (thereby decreasing the number of shares of common stock outstanding) to other unitholders who had an ownership interest in our general partner's predecessor, including certain of AMB Property Corporation's executive officers (thereby increasing the number of limited partnership units owned by partners other than AMB Property Corporation). The total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of common stock and limited partnership units outstanding.

     In November 2000, we issued an aggregate of 94,771 limited partnership units with an aggregate value of approximately $2.2 million to three limited partnerships. These limited partnership units were issued in partial consideration for the acquisition of properties. Holders of the limited partnership units may redeem part or all of their limited partnership units for cash or, at our election, exchange their limited partnership units for shares of our common stock on a one-for-one basis. During 2000, 34,046 limited partnership units were redeemed for cash and 206,423 limited partnership units were redeemed for shares of AMB Property Corporation's common stock.

     Our general partner's board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of AMB Property Corporation's common stock. During 2000, AMB Property Corporation did not repurchase any shares of its common stock. Its stock repurchase program expires in December 2001.

     Debt. At December 31, 2000, the aggregate principal amount of our secured debt was $930.4 million, excluding unamortized debt premiums of $9.9 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 7.9%) and final maturity dates ranging from April 2001 to June 2023. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $29.8 million as of December 31, 2000, which bear interest at variable rates. As of December 31, 2000, the estimated fair value of the secured debt was $956.1 million.

     In 2000, we commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of December 31, 2000, we had issued $280.0 million of medium-term notes under this program and in January 2001, we issued an additional $25.0 million of medium term notes, leaving $95.0 million available for issuance under this program. In December 2000, we issued and sold $150.0 million of the notes under this program to Morgan Stanley Dean Witter and
J. P. Morgan as principals. AMB Property Corporation has guaranteed the notes, which mature on December 15, 2005, and bear interest at 7.2% per annum. We used the net proceeds of $148.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of properties. In October 2000, we issued and sold $75.0 million of the notes under this program to Morgan Stanley Dean Witter and J. P. Morgan as principals. AMB Property Corporation has guaranteed the notes, which mature on November 1, 2010, and bear interest at 8.0% per annum. We used the net proceeds of $74.5 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of properties. In August and September 2000, we issued and sold $55.0 million of the notes under this program to Morgan Stanley Dean Witter as principal. AMB Property Corporation has guaranteed the notes, which mature on August 20, 2007, and bear interest at 7.925% per annum. We used the net proceeds of $54.8 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of properties.

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

     The tables below summarize our debt maturities and capitalization as of December 31, 2000 (dollars in thousands, except for unit and per unit amounts):

                                              DEBT
-------------------------------------------------------------------------------------------------
                                      OUR         JOINT        SENIOR
                                    SECURED      VENTURE        DEBT        CREDIT       TOTAL
                                    DEBT(1)      DEBT(1)     SECURITIES    FACILITY       DEBT
                                    --------    ---------    ----------    --------    ----------
2001..............................  $ 14,071    $  35,087     $     --     $     --    $   49,158
2002..............................    29,182       46,044           --           --        75,226
2003..............................    72,675        7,134           --      216,000       295,809
2004..............................    71,147       20,357           --           --        91,504
2005..............................    64,194       30,015      250,000           --       344,209
2006..............................   116,022       33,991           --           --       150,013
2007..............................    32,181       19,705       55,000           --       106,886
2008..............................   106,604       36,011      175,000           --       317,615
2009..............................     5,176       25,969           --           --        31,145
2010..............................    52,780       65,499       75,000           --       193,279
2011..............................     1,311       15,645           --           --        16,956
Thereafter........................     3,307       26,311      125,000           --       154,618
                                    --------    ---------     --------     --------    ----------
  Subtotal........................   568,650      361,768      680,000      216,000     1,826,418
  Unamortized premiums............     9,858           --           --           --         9,858
                                    --------    ---------     --------     --------    ----------
          Total consolidated
            debt..................   578,508      361,768      680,000      216,000     1,836,276
Our share of unconsolidated joint
  venture debt(1).................        --       28,802           --           --        28,802
                                    --------    ---------     --------     --------    ----------
          Total debt..............   578,508      390,570      680,000      216,000     1,865,078
Joint venture partners' share of
  consolidated joint venture
  debt............................        --     (183,917)          --           --      (183,917)
                                    --------    ---------     --------     --------    ----------
     Our share of total debt......  $578,508    $ 206,653     $680,000     $216,000    $1,681,161
                                    ========    =========     ========     ========    ==========
Weighed average interest rate.....       7.9%(2)       7.4%        7.3%         7.5%          7.6%
Weighed average maturity (in
  years)..........................       5.4(2)       9.4          7.4          2.4           6.3

---------------
(1) All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $29.8 million, which bear interest at variable rates (weighted average interest rate of 8.2% at December 31, 2000).

(2) The weighted average interest rate and weighted average maturity for the two unconsolidated joint venture debts were 7.3% and 4.4 years, respectively.

                                    MARKET EQUITY
--------------------------------------------------------------------------------------
                                               UNITS
                 SECURITY                   OUTSTANDING    MARKET PRICE   MARKET VALUE
                 --------                   ------------   ------------   ------------
Common general partnership units..........   84,138,751       $25.81       $2,171,832
Common limited partnership units..........    5,827,917        25.81          150,433
                                             ----------                    ----------
          Total...........................   89,966,668                    $2,322,265
                                             ==========                    ==========

                                  PREFERRED UNITS
-----------------------------------------------------------------------------------
                                      DISTRIBUTION    LIQUIDATION      REDEMPTION
              SECURITY                    RATE        PREFERENCE       PROVISIONS
              --------                ------------    -----------    --------------
Series A Preferred Units............      8.50%        $100,000      July 2003
Series B Preferred Units............      8.63           65,000      November 2003
Series C Preferred Units............      8.75          110,000      November 2003
Series D Preferred Units............      7.75           79,767      May 2004
Series E Preferred Units............      7.75           11,022      August 2004
Series F Preferred Units............      7.95           19,872      March 2005
Series G Preferred Units............      7.95            1,000      August 2005
Series H Preferred Units............      8.13           42,000      September 2005
                                          ----         --------
  Total/Weighted Average............      8.36%        $428,661
                                          ====         ========

                      CAPITALIZATION RATIOS
------------------------------------------------------------------
Total debt-to-total market capitalization...................  40.4%
Our share of total debt-to-total market capitalization......  37.9%
Total debt plus preferred-to-total market capitalization....  49.7%
Our share of total debt plus preferred-to-total market
  capitalization............................................  47.6%
Our share of total debt-to-total book capitalization........  44.6%

  Liquidity

     As of December 31, 2000, we had approximately $20.4 million in cash and cash equivalents and $284.0 million of additional available borrowings under our credit facility. We intend to use: 1) cash from operations; 2) borrowings under our credit facility; 3) other forms of secured and unsecured financing; 4) proceeds from any future debt or limited partnership offerings (including issuances of limited partnership units by our subsidiaries); 5) proceeds from divestitures of properties, and 6) private capital to fund acquisitions, development activities, and capital expenditures and provide for general working capital requirements.

     The following table sets forth the distribution payments that were declared in 2000 and in 1999:

        SECURITY                     PAYING ENTITY               2000     1999
        --------                     -------------               -----    -----
Common Units              AMB Property, L.P. ................    $1.48    $1.40
Series A Preferred Units  AMB Property, L.P. ................    $2.13    $2.13
Series B Preferred Units  AMB Property, L.P. ................    $4.31    $4.31
Series C Preferred Units  AMB Property II, L.P. .............    $4.38    $4.38
Series D Preferred Units  AMB Property II, L.P. .............    $3.88    $2.48
Series E Preferred Units  AMB Property II, L.P. .............    $3.88    $1.30
Series F Preferred Units  AMB Property II, L.P. .............    $3.09     n/a
Series G Preferred Units  AMB Property II, L.P. .............    $1.35     n/a
Series H Preferred Units  AMB Property II, L.P. .............    $1.30     n/a

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings or property divestitures. However, we may not be able to obtain future financings on favorable terms or at all.

  Capital Commitments

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of December 31, 2000, we are developing and renovating 19 industrial projects representing a total estimated investment of $305.9 million upon completion and three retail projects representing a total estimated investment of $76.3 million upon completion. Of this total, $162.9 million had been funded as of December 31, 2000, and approximately $143.0 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, and net proceeds from property divestitures. We have no other material capital commitments.

     During the year ended December 31, 2000, we invested $730.0 million in 145 operating industrial buildings, aggregating approximately 10.5 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through borrowings under our credit facility, cash, debt and equity issuances, and net proceeds from property divestitures.

FUNDS FROM OPERATIONS

     In addition to net income and adjusted net income, we believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, is an appropriate supplemental measure of performance for an equity real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, such as our general partner, it does not represent cash flow from operations or net income as defined by accounting principles generally accepted in the United States and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

     The following table reflects the calculation of funds from operations for the fiscal years ended December 31 (dollars in thousands, except unit data):

                                                  2000           1999           1998
                                               -----------    -----------    -----------
Income from operations before minority
  interests..................................  $   159,699    $   158,851    $   123,750
Real estate related depreciation and
  amortization:
  Total depreciation and amortization........       96,258         67,505         57,464
  Furniture, fixtures, and equipment
     depreciation and ground lease
     amortization............................       (1,114)        (1,002)          (463)
FFO attributable to minority interests(1)(2):
  Separate account co-investors..............       (4,935)        (5,148)        (3,828)
  Alliance Fund I............................       (7,752)          (804)            --
  Other joint venture partners...............       (2,368)        (2,230)        (2,071)
Series C, D, E, F, G & H preferred units.....      (19,005)       (13,893)        (1,016)
Adjustments to derive FFO in unconsolidated
  joint venture(3):
  Our share of net income....................       (5,212)        (4,701)        (1,750)
  Our share of FFO...........................        7,188          6,677          2,739
Series A preferred unit distributions........       (8,500)        (8,500)        (3,639)
Series B preferred unit distributions........       (5,608)        (5,608)          (779)
                                               -----------    -----------    -----------
FFO(1).......................................  $   208,651    $   191,147    $   170,407
                                               ===========    ===========    ===========
Weighted average common units:
  Basic......................................   89,566,375     90,792,310     89,493,394
                                               ===========    ===========    ===========
  Diluted(4).................................   90,024,511     90,867,934     89,852,187
                                               ===========    ===========    ===========

---------------
(1) Funds from operations, or FFO, is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary items plus real estate depreciation and adjustment to derive our pro rata share of the funds from operations of unconsolidated joint ventures, less minority interests' pro rata share of the funds from operations of consolidated joint ventures and perpetual preferred unit distributions. In accordance with the NAREIT White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. Further, we do not adjust funds from operations to eliminate the effects of non-recurring charges.

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

WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 15.6% of our properties (based on annualized base rent) as of December 31, 2000, will expire on or prior to December 31, 2001. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

REAL ESTATE INVESTMENTS ARE ILLIQUID

     Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions is limited. The limitations in the Internal Revenue Code and related regulations on a real estate investment trust holding property for sale, which limitations are applicable to us as a subsidiary of AMB Property Corporation, may affect our ability to sell properties without adversely affecting distributions to our unitholders or payments to our noteholders. The relative illiquidity of our holdings and Internal Revenue Code prohibitions and related regulations could impede our ability to respond to adverse changes in the performance of our investments and could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders.

A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our properties located in California as of December 31, 2000, represented approximately 24.2% of the aggregate square footage of our properties as of December 31, 2000, and 29.6% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at December 31, 2000, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity.

RISING ENERGY COSTS AND POWER OUTAGES IN CALIFORNIA MAY HAVE AN ADVERSE EFFECT ON OUR OPERATIONS AND REVENUE

     Problems associated with deregulation of the electricity industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas. Properties located within municipalities that either do not produce their own power or have not entered into long-term, fixed-price contracts may be subject to intermittent service interruptions or significant rate increases from their utility providers. Most of our properties located in California are subject to leases that require our tenants to pay all utility costs. The remainder of our California leases provide that tenants will reimburse us for utility costs in excess of a base year amount. Although we have not experienced any material losses resulting from electric deregulation, it is possible that some of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant rate increases and that we will not be able to retain or replace our tenants if energy problems in California continue.

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

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of December 31, 2000, 247 industrial buildings aggregating approximately 18.6 million rentable square feet (representing 24.2% of our properties based on aggregate square footage and 29.6% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. We own 100% of the non-voting preferred stock of AMB Investment

Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES, AND PARTNERSHIPS

     As of December 31, 2000, we had ownership interests in 30 joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of December 31, 2000, we owned approximately 15.5 million square feet (excluding the three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management, Inc. and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following:

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

     - our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives; and

     - agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer's, member's, or partner's interest or "buy-sell" or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

WE MAY BE UNABLE TO CONSUMMATE ACQUISITIONS ON ADVANTAGEOUS TERMS

     We intend to continue to acquire primarily industrial properties. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our unsecured credit facility, proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), and proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from property divestitures could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of December 31, 2000, 33 industrial buildings and one retail center, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

DEBT FINANCING

WE COULD INCUR MORE DEBT

     We and AMB Property Corporation operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation's capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation's common stock or other outstanding classes of capital stock, and future issuance of shares of our capital stock. In spite of this policy, neither our nor AMB Property Corporation's organizational documents do not contain any limitation on the amount of indebtedness that they may incur. Accordingly, AMB Property Corporation's board of directors could alter or eliminate this policy. If this policy changes, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

     As of December 31, 2000, we had total debt outstanding of approximately $1.8 billion including:

     - $930.4 million of secured indebtedness (excluding unamortized debt premiums) with an average maturity of 5.4 years and a weighted average interest rate of 7.9%;

     - $216.0 million outstanding under our unsecured $500.0 million credit facility with a maturity date of May 2003 and an interest rate of LIBOR plus 75 basis points (a weighted average interest rate of 7.5% as of December 31, 2000); and

     - $680.0 million aggregate principal amount of unsecured senior debt securities with maturities between 2005 and 2018 and a weighted average interest rate of 7.3%.

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

RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of December 31, 2000, we had approximately $216.0 million outstanding under our unsecured credit facility. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

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

WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of December 31, 2000, we had 18 non-recourse secured loans, which are cross-collateralized by 20 properties. As of December 31, 2000, we had approximately $240.9 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facility and our senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facility and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

CONTINGENT OR UNKNOWN LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     Our predecessors have been in existence for varying lengths of time up to 18 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore have not disclosed in this report. AMB Property Corporation assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of our limited partnership units or shares of AMB Property Corporation's common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against AMB Property Corporation's predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following:

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

     Certain customers may claim that the formation transactions gave rise to a right to purchase the premises that they occupy. We do not believe any such claims would be material and, to date, no such claims have been filed. See
"-- Government Regulations -- We Could Encounter Costly Environmental Problems" below regarding the possibility of undisclosed environmental conditions potentially affecting the value of our properties. Undisclosed material liabilities in connection with the acquisition of properties, entities and interests in properties, or entities could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions our unitholders and payments to our noteholders.

CONFLICTS OF INTEREST

SOME OF AMB PROPERTY CORPORATION'S EXECUTIVE OFFICERS ARE INVOLVED IN OTHER REAL ESTATE ACTIVITIES AND INVESTMENTS

     Some of AMB Property Corporation's executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, L.P., a residential housing finance company, and ownership of AMB Development, Inc. and AMB Development, L.P., developers that own property not suitable for ownership by us. AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following AMB Property Corporation's initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial properties other than those currently under development at the time of AMB Property Corporation's initial public offering. AMB Development, Inc. and AMB Development, L.P. continue to use the name "AMB" pursuant to royalty-free license arrangements. The continued involvement in other real estate-related activities by some of AMB Property Corporation's executive officers and directors could divert management's attention from our day-to-day operations. Most of AMB Property Corporation's executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

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

     As of December 31, 2000, AMB Development, L.P. owns interests in 10 retail development projects in the U.S., eight of which are single free-standing Walgreens drugstores and two are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Abbey, Moghadam, and Burke, each a founder and director of AMB Property Corporation, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

     In addition, several of AMB Property Corporation's executive officers individually own:

     - less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

     - certain interests in and rights to developed and undeveloped real property located outside the United States; and

     - certain other de minimus holdings in equity securities of real estate companies.

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

     As of March 20, 2001, AMB Property Corporation's three largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor), European Investors Inc. (with respect to various client accounts for which European Investors Inc. serves as investment advisor), and Capital Research and Management Company (with respect to various client accounts for which Capital Research and Management Company serves as investment advisor) beneficially owned approximately 18.3% of AMB Property Corporation's outstanding common stock. In addition, AMB Property Corporation's executive officers and directors beneficially owned approximately 5.1% of AMB Property Corporation's outstanding common stock as of March 20, 2001, and will have influence on AMB Property Corporation's and our management and operation and, as stockholders of AMB Property Corporation, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and our noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

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

WE ARE DEPENDENT ON OUR KEY PERSONNEL

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

AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

WE DO NOT CONTROL THE ACTIVITIES OF AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

     We own 100% of the non-voting preferred stock of AMB Investment Management, Inc. and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). Some of AMB Property Corporation's current and former executive officers and a former executive officer of AMB Investment Management, Inc. own all of the outstanding voting common stock of AMB Investment Management, Inc. (representing approximately 5% of the economic interest in AMB Investment Management, Inc.). Some of AMB Property Corporation's current and former executive officers and a director of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of AMB Investment Management, Inc. and Headlands Realty Corporation permits us to share in the income of those corporations while allowing AMB Property Corporation to maintain its status as a real estate investment trust. We receive substantially all of the economic benefit of the businesses carried on by AMB Investment Management and Headlands Realty Corporation through our right to receive dividends. However, we are not able to elect the directors or officers of AMB Investment Management, Inc. and Headlands Realty Corporation and, as a result, we do not have the ability to influence their operation or to require that their boards of directors declare and pay cash dividends on the non-voting stock of AMB Investment Management, Inc. and Headlands Realty Corporation held by us. The boards of directors and management of AMB Investment Management, Inc. and Headlands Realty Corporation might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of our unitholders and noteholders or that may adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, AMB Investment Management, Inc. and Headlands Realty Corporation, as taxable REIT subsidiaries, are subject to tax on their income, reducing their cash available for distribution to us.

AMB INVESTMENT MANAGEMENT, INC. MAY NOT BE ABLE TO GENERATE SUFFICIENT FEES

     Fees earned by AMB Investment Management, Inc. depend on various factors affecting the ability to attract and retain investment management clients and the overall returns achieved on managed assets. These factors are beyond our control. AMB Investment Management, Inc.'s failure to attract investment management clients or achieve sufficient overall returns on managed assets could reduce its ability to pay dividends on the stock owned by us and could also limit co-investment opportunities to us. This would limit our ability to generate rental revenues from such co-investments and use the co-investment program as a source to finance property acquisitions and leverage acquisition opportunities.

ITEM 7a. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk includes: 1) the rising interest rates in connection with our unsecured credit facility and other variable rate borrowings; and 2) our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Resources -- Market Capitalization."

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

     The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement for AMB Property Corporation's Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of AMB Property Corporation's fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) FINANCIAL STATEMENTS AND SCHEDULES:

     The following consolidated financial information is included as a separate section of this report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 2000 and       F-2
  1999......................................................
Consolidated Statements of Operations for the years ended     F-3
  December 31, 2000, 1999, and 1998.........................
Consolidated Statements of Partners' Capital for the years    F-4
  ended December 31, 2000, 1999, and 1998...................
Consolidated Statements of Cash Flows for the years ended     F-5
  December 31, 2000, 1999, and 1998.........................
Notes to Consolidated Financial Statements..................  F-6
Schedule III -- Real Estate and Accumulated Depreciation....  S-1
Schedule IV -- Mortgage Loans on Real Estate................  S-8

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (a)(3) EXHIBITS:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Fourth Amended and Restated Partnership Agreement of Limited
          Partnership of AMB Property, L.P. (incorporated herein by
          reference as Exhibit 10.1 to the Registrants Current Report on Form 8-K filed on August 15, 2000).
 3.2      First Amendment to the Fourth Amended and Restated Agreement
          of Limited Partnership of AMB Property, L.P.
 4.1      Indenture dated as of June 30, 1998, by and among AMB
          Property, L.P., the Registrant and State Street Bank and
          Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
          Statement on Form S-11 (No. 333-49163)).
 4.2      First Supplemental Indenture dated as of June 30, 1998 by
          and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.2 of the
          Registrant's Registration Statement Form S-11 (No.
          333-49163)).
 4.3      Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.3 of the
          Registrant's Registration Statement on Form S-11 (No.
          333-49163)).
 4.4      Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.4 of the
          Registrant's Registration Statement on Form S-11 (No.
          333-49163)).
 4.5      Fourth Supplemental Indenture, by and among AMB Property,
          L.P., AMB Property Corporation and State Street Bank and
          Trust Company of California, N.A., as trustee (incorporated herein by reference as Exhibit 4.1 of the Registrant's
          Current Report on Form 8-K/A filed on November 9, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.6      $30,000,000 7.925% Fixed Rate Note No. 1 dated August 18,
          2000, attaching the Parent Guarantee dated August 18, 2000.
 4.7      $25,000,000 7.925% Fixed Rate Note No. 2 dated September 12,
          2000, attaching the Parent Guarantee dated September 12,
          2000.
 4.8      $50,000,000 8.00% Fixed Rate Note No. 3 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000.
 4.9      $25,000,000 8.000% Fixed Rate Note No. 4 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000.
 4.10     $50,000,000 7.20% Fixed Rate Note No. 5 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.1 of the
          Registrant's Current Report on Form 8-K filed on January 8,
          2001).
 4.11     $50,000,000 7.20% Fixed Rate Note No. 6 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.2 of the
          Registrant's Current Report on Form 8-K filed on January 8,
          2001).
 4.12     $50,000,000 7.20% Fixed Rate Note No. 7 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.3 of the
          Registrant's Current Report on Form 8-K filed on January 8,
          2001).
 4.13     Specimen of 7.10% Notes due 2008 (included in the First
          Supplemental Indenture incorporated by reference as Exhibit
          4.2 of the Registrant's Registration Statement on Form S-11
          (No. 333-49163)).
 4.14     Specimen of 7.50% Notes due 2018 (included in the Second
          Supplemental Indenture incorporated by reference as Exhibit
          4.3 of the Registrant's Registration Statement on Form S-11
          (No. 333-49163)).
 4.15     Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of the Registrant's Registration Statement on
          Form S-11 (No. 333-49163)).
 4.16     $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9,
          2001, attaching the Parent Guarantee dated January 9, 2001
          (incorporated herein by reference to Exhibit 4.1 of the
          Registrant's Current Report on Form 8-K filed on January 31,
          2001).
10.1      Distribution Agreement dated August 15, 2000, by and among
          Registrant, AMB Property Corporation, Morgan Stanley & Co.,
          Incorporated, Banc of America Securities LLC, Banc One
          Capital Markets, Inc., Chase Securities, Inc., Merrill
          Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan
          Securities Inc., and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 1.1 of Registrant's Current
          Report on Form 8-K/A filed on November 9, 2000).
10.2      Terms Agreement dated as of December 14, 2000, by and
          between Morgan Stanley & Co., Incorporated and J.P. Morgan
          Securities Inc. and Registrant (incorporated herein by
          reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on January 8, 2001).
10.3      Terms Agreement dated as of January 4, 2001, by and between
          A.G. Edwards & Sons, Inc. and Registrant (incorporated
          herein by reference to Exhibit 1.1 of the Registrant's
          Current Report on Form 8-K filed on January 31, 2001).
10.4      Terms Agreement dated as of March 2, 2001, by and among
          First Union Securities, Inc., Registrant and AMB Property
          Corporation (incorporated by reference to Exhibit 1.1 of
          Registrants' current report on Form 8-K filed on March 16,
          2001).
10.5      Form of Change in Control and Noncompetition Agreement
          between AMB Property Corporation and Executive Officers
          (incorporated by reference to AMB Property Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.6      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among Registrant, AMB Property II, L.P.,
          Long Gate, L.L.C. and BPP Retail, LLC, regarding the
          transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.7      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among Registrant, AMB Property II, L.P.,
          Long Gate, L.L.C. and BPP Retail, LLC, regarding the
          transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.8      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among Registrant, AMB Property II, L.P.,
          Long Gate, L.L.C. and BPP Retail, LLC, regarding the
          transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.9      Second Amended and Restated 1997 Stock Option and Incentive
          Plan of AMB Property Corporation (incorporated by reference to Exhibit 10.5 of AMB Property Corporation's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.10     Ninth Amended and Restated Agreement of Limited Partnership
          of AMB Property II, L.P., dated March 21, 2001 (incorporated by reference to Exhibit 10.1 of the Registrant's Current
          Report on Form 8-K filed on March 23, 2001).
10.11     Revolving Credit Agreement dated as of May 24, 2000, among
          Registrant, the banks listed therein, Morgan Guaranty Trust
          Company of New York, as Administrative Agent, Bank of
          America, N.A., as Syndication Agent, the Chase Manhattan
          Bank, as Documentation Agent, J.P. Morgan Securities Inc.
          and Banc of America Securities LLC, as Joint Lead Arrangers
          and Joint Bookmanagers, Bank one, NA, Commerzbank
          Aktiengesellschaft, PNC Bank National Association and
          Wachovia Bank, N.A., as Managing Agents and Banks Trust
          Company and Dresdner Bank AG, New York and Grand Cayman
          Branches, as Co-Agents (incorporated by reference to Exhibit
          10.1 of the Registrant's Current Report on Form 8-K filed on
          June 16, 2000).
10.12     Guaranty of Payment made as of May 24, 2000, between AMB
          Property Corporation and Morgan Guaranty Trust Company of
          New York, as administrative agent for the banks listed on
          the signature page of the Revolving Credit Agreement
          (incorporated herein by reference to Exhibit 10.2 of the
          Registrant's Current Report on Form 8-K filed on June 16,
          2000).
10.13     Credit Agreement dated as of September 27, 1999, among AMB
          Institutional Alliance Fund I, L.P., AMB Institutional
          Alliance REIT I, Inc., the Lenders and issuing parties
          thereto, BT Realty Resources, Inc. and Chase Manhattan Bank
          (incorporated by reference to Exhibit 10.3 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
21.1      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (included in Part IV of this Form 10-K).

     (b) REPORTS ON FORM 8-K:

     - The Registrant filed a Current Report on Form 8-K on November 2, 2000, in connection with the issuance of $75 million of senior unsecured notes by it under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K/A on November 9, 2000, in connection with the commencement of its medium term note program.

     - The Registrant filed a Current Report on Form 8-K/A on November 16, 2000, in connection with the commencement of its medium term note program.

     - The Registrant filed a Current Report on Form 8-K on November 30, 2000, in connection with its 2000 acquisitions.

     - The Registrant filed a Current Report on Form 8-K/A on December 14, 2000, in connection with its 2000 acquisitions.

     - The Registrant filed a Current Report on Form 8-K/A on December 19, 2000, in connection with its 2000 acquisitions.

     - The Registrant filed a Current Report on Form 8-K on January 8, 2001, in connection with the issuance of $150 million of senior unsecured notes by it under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on January 31, 2001, in connection with the issuance of $25 million of senior unsecured notes by it under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on March 16, 2001, in connection with the issuance of $50 million of senior unsecured notes by it under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on March 23, 2001, in connection with the filing by AMB Property Corporation of Articles Supplementary establishing and fixing the rights and preferences of the 8.00% Series I Cumulative Redeemable Preferred Stock.

     (c) EXHIBITS:

     See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES:

     See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                          AMB PROPERTY, L.P.
                                          By AMB Property Corporation,
                                          its General Partner

                                          By: /s/   HAMID R. MOGHADAM
                                            ------------------------------------
                                                     Hamid R. Moghadam
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, the general partner of AMB Property, L.P., hereby severally constitute Hamid R. Moghadam, W. Blake Baird, David S. Fries, and Michael A. Coke, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors of the general partner of AMB Property, L.P. to enable AMB Property, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

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

                NAME                                   TITLE                       DATE
                ----                                   -----                       ----
        /s/ HAMID R. MOGHADAM             Chairman of the Board and Chief     March 30, 2001
-------------------------------------            Executive Officer
          Hamid R. Moghadam                (Principal Executive Officer)
         /s/ W. BLAKE BAIRD                          President                March 30, 2001
-------------------------------------
           W. Blake Baird
        /s/ DOUGLAS D. ABBEY                         Director                 March 30, 2001
-------------------------------------
          Douglas D. Abbey
         /s/ T. ROBERT BURKE                         Director                 March 30, 2001
-------------------------------------
           T. Robert Burke
       /s/ DANIEL H. CASE III                        Director                 March 30, 2001
-------------------------------------
         Daniel H. Case III
          /s/ DAVID A. COLE                          Director                 March 30, 2001
-------------------------------------
            David A. Cole
         /s/ LYNN M. SEDWAY                          Director                 March 30, 2001
-------------------------------------
           Lynn M. Sedway
    /s/ JEFFREY L. SKELTON, PH.D.                    Director                 March 30, 2001
-------------------------------------
      Jeffrey L. Skelton, Ph.D.
        /s/ THOMAS W. TUSHER                         Director                 March 30, 2001
-------------------------------------
          Thomas W. Tusher
     /s/ CARYL B. WELBORN, ESQ.                      Director                 March 30, 2001
-------------------------------------
        Caryl B. Welborn, Esq
         /s/ MICHAEL A. COKE                Chief Financial Officer and       March 30, 2001
-------------------------------------        Executive Vice President
           Michael A. Coke                 (Duly Authorized Officer and
                                        Principal Financial and Accounting
                                                     Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the General Partner
of AMB Property, L.P.:

     We have audited the accompanying consolidated balance sheets of AMB Property, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules, based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMB Property, L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules III, Real Estate and Accumulated Depreciation and IV, Mortgage Loans on Real Estate, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Francisco, California
January 22, 2001

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                     ASSETS

                                                                 2000          1999
                                                              ----------    ----------
Investments in real estate:
  Land......................................................  $  833,325    $  714,916
  Buildings and improvements................................   2,915,537     2,349,221
  Construction in progress..................................     277,735       185,315
                                                              ----------    ----------
          Total investments in properties...................   4,026,597     3,249,452
  Accumulated depreciation and amortization.................    (177,467)     (103,558)
                                                              ----------    ----------
     Net investments in properties..........................   3,849,130     3,145,894
Investment in unconsolidated joint ventures.................      80,432        66,357
Properties held for divestiture, net........................     197,146       181,201
                                                              ----------    ----------
     Net investments in real estate.........................   4,126,708     3,393,452
Cash and cash equivalents...................................      20,358        33,312
Restricted cash and cash equivalents........................      22,364       103,707
Mortgage receivables........................................     115,969            --
Accounts receivable, net of allowance for doubtful accounts
  of $7,677 and $7,497, respectively........................      69,874        35,516
Investments in affiliated companies.........................      35,731           150
Investments in other companies, net.........................      15,965        43,512
Other assets................................................      18,657        11,901
                                                              ----------    ----------
          Total assets......................................  $4,425,626    $3,621,550
                                                              ==========    ==========

                          LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................  $  940,276    $  707,037
  Alliance Fund I unsecured debt............................          --        80,000
  Unsecured senior debt securities..........................     680,000       400,000
  Unsecured credit facility.................................     216,000        83,000
                                                              ----------    ----------
          Total debt........................................   1,836,276     1,270,037
Other liabilities...........................................     147,042        89,371
                                                              ----------    ----------
          Total liabilities.................................   1,983,318     1,359,408
Commitments and contingencies (Note 12).....................
Minority interests..........................................     496,405       278,593
Partners' capital:
  General Partner, 83,909,340 and 84,903,630 units
     outstanding, respectively, and 4,000,000 Series A
     preferred units with a $100,000 liquidation
     preference.............................................   1,767,930     1,829,259
  Limited Partners, 5,827,917 and 4,507,689 units
     outstanding, respectively, and 1,300,000 Series B
     preferred units with a $65,000 liquidation
     preference.............................................     177,973       154,290
                                                              ----------    ----------
          Total partners' capital...........................   1,945,903     1,983,549
                                                              ----------    ----------
          Total liabilities and partners' capital...........  $4,425,626    $3,621,550
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                (IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
REVENUES
  Rental revenues...................................  $   464,164    $   439,658    $   354,658
  Equity in earnings of unconsolidated joint
     ventures.......................................        5,212          4,701          1,825
  Investment management and other income............        8,331          3,824          2,404
                                                      -----------    -----------    -----------
          Total revenues............................      477,707        448,183        358,887
OPERATING EXPENSES
  Property operating expenses.......................       50,566         51,739         40,197
  Real estate taxes.................................       57,164         56,184         48,218
  Interest, including amortization..................       90,270         88,681         69,670
  Depreciation and amortization.....................       96,258         67,505         57,464
  General and administrative........................       23,750         25,223         19,588
                                                      -----------    -----------    -----------
          Total operating expenses..................      318,008        289,332        235,137
                                                      -----------    -----------    -----------
          Income from operations before minority
            interests...............................      159,699        158,851        123,750
  Minority interests' share of net income...........      (31,311)       (19,614)        (5,494)
                                                      -----------    -----------    -----------
     Net income before gain from divestiture of real
       estate.......................................      128,388        139,237        118,256
  Gain from divestiture of real estate..............        7,044         53,753             --
                                                      -----------    -----------    -----------
     Net income before extraordinary items..........      135,432        192,990        118,256
  Extraordinary items...............................           --         (2,490)            --
                                                      -----------    -----------    -----------
     Net income.....................................      135,432        190,500        118,256
                                                      -----------    -----------    -----------
  Series A preferred unit distributions.............       (8,500)        (8,500)        (3,639)
  Series B preferred unit distributions.............       (5,608)        (5,608)          (779)
                                                      -----------    -----------    -----------
     Net income available to common unitholders.....  $   121,324    $   176,392    $   113,838
                                                      ===========    ===========    ===========
Income available to common unitholders attributable
  to
  General partner...................................  $   113,282    $   167,603    $   108,954
  Limited partners..................................        8,042          8,789          4,884
                                                      -----------    -----------    -----------
                                                      $   121,324    $   176,392    $   113,838
                                                      ===========    ===========    ===========
BASIC INCOME PER COMMON UNIT
  Before extraordinary items........................  $      1.35    $      1.97    $      1.27
  Extraordinary items...............................           --          (0.03)            --
                                                      -----------    -----------    -----------
     Net income available to common unitholders.....  $      1.35    $      1.94    $      1.27
                                                      ===========    ===========    ===========
DILUTED INCOME PER COMMON UNIT
  Before extraordinary items........................  $      1.35    $      1.97    $      1.26
  Extraordinary items...............................           --          (0.03)            --
                                                      -----------    -----------    -----------
     Net income available to common unitholders.....  $      1.35    $      1.94    $      1.26
                                                      ===========    ===========    ===========
WEIGHED AVERAGE COMMON UNITS OUTSTANDING
  Basic.............................................   89,566,375     90,792,310     89,493,394
                                                      ===========    ===========    ===========
  Diluted...........................................   90,024,511     90,867,934     89,852,187
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                      GENERAL PARTNER                               LIMITED PARTNERS
                                       ---------------------------------------------   ------------------------------------------
                                         PREFERRED UNITS          COMMON UNITS           PREFERRED UNITS         COMMON UNITS
                                       -------------------   -----------------------   -------------------   --------------------
                                         UNITS     AMOUNT      UNITS        AMOUNT       UNITS     AMOUNT      UNITS      AMOUNT
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
Balance at December 31, 1997.........         --   $    --   85,645,102   $1,668,030          --   $    --   2,542,163   $ 49,368
Contributions........................  4,000,000    96,100       43,007          930   1,300,000    62,190   1,905,676     44,619
Net income...........................         --     3,639           --      108,954          --       779          --      4,884
Reallocation of interests............         --        --           --        7,215          --        --          --     (7,215)
Distributions........................         --    (3,639)          --     (115,869)         --      (779)         --     (4,949)
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
Balance at December 31, 1998.........  4,000,000    96,100   85,688,109    1,669,260   1,300,000    62,190   4,447,839     86,707
Comprehensive income:
  Net income.........................         --     8,500           --      167,603          --     5,608          --      8,789
  Unrealized gain on securities......         --        --           --       28,993          --        --          --      5,048
    Total comprehensive income.......
Contributions........................         --        --           --           --          --        --     595,603     14,094
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................         --        --       98,368        2,215          --        --          --         --
Retirement of common limited
  partnership units in connection
  with retirement of common stock....         --        --   (1,443,600)     (27,300)                   --          --         --
Issuance of common limited
  partnership units in connection
  with issuance of stock options.....         --        --       25,000          526          --        --          --         --
Conversion of operating partnership
  units..............................         --        --      535,753       11,053          --        --    (535,753)   (12,761)
Deferred compensation................         --        --           --       (3,080)         --        --          --         --
Deferred compensation amortization...         --        --           --          952          --        --          --         --
Reallocation of interests............         --        --           --        3,451          --        --          --     (3,451)
Distributions........................         --    (8,500)          --     (120,514)         --    (5,608)         --     (6,326)
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
Balance at December 31, 1999.........  4,000,000    96,100   84,903,630    1,733,159   1,300,000    62,190   4,507,689     92,100
Comprehensive income:
  Net Income.........................         --     8,500           --      113,282          --     5,608          --      8,042
  Unrealized loss on securities......         --        --           --      (32,725)         --        --          --     (2,275)
    Total comprehensive income.......
Contributions........................         --        --           --           --          --        --      94,771      2,228
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................         --        --      161,996        3,270          --        --          --         --
Issuance of common limited
  partnership units in connection
  with issuance of stock options.....         --        --      103,217        2,180          --        --          --         --
Conversion of operating partnership
  units to common stock..............         --        --      206,423        4,913          --        --    (206,423)    (4,153)
Conversion of operating partnership
  units to cash......................         --        --           --           --          --        --     (34,046)      (681)
Reallocation of operating partnership
  units in connection with
  cancellation of common stock.......         --        --   (1,465,926)     (29,318)         --        --   1,465,926     29,318
Deferred compensation................         --        --           --       (3,270)         --        --          --         --
Deferred compensation amortization...         --        --           --        1,022          --        --          --         --
Reallocation of interests and
  other..............................         --        --           --        3,622          --        --          --       (237)
Distributions........................         --    (8,500)          --     (124,305)         --    (5,479)         --     (8,688)
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
Balance at December 31, 2000.........  4,000,000   $96,100   83,909,340   $1,671,830   1,300,000   $62,319   5,827,917   $115,654
                                       =========   =======   ==========   ==========   =========   =======   =========   ========


                                         TOTAL
                                       ----------
Balance at December 31, 1997.........  $1,717,398
Contributions........................     203,839
Net income...........................     118,256
Reallocation of interests............          --
Distributions........................    (125,236)
                                       ----------
Balance at December 31, 1998.........   1,914,257
Comprehensive income:
  Net income.........................
  Unrealized gain on securities......
    Total comprehensive income.......     224,541
Contributions........................      14,094
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................       2,215
Retirement of common limited
  partnership units in connection
  with retirement of common stock....     (27,300)
Issuance of common limited
  partnership units in connection
  with issuance of stock options.....         526
Conversion of operating partnership
  units..............................      (1,708)
Deferred compensation................      (3,080)
Deferred compensation amortization...         952
Reallocation of interests............          --
Distributions........................    (140,948)
                                       ----------
Balance at December 31, 1999.........   1,983,549
Comprehensive income:
  Net Income.........................
  Unrealized loss on securities......
    Total comprehensive income.......     100,432
Contributions........................       2,228
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................       3,270
Issuance of common limited
  partnership units in connection
  with issuance of stock options.....       2,180
Conversion of operating partnership
  units to common stock..............         760
Conversion of operating partnership
  units to cash......................        (681)
Reallocation of operating partnership
  units in connection with
  cancellation of common stock.......          --
Deferred compensation................      (3,270)
Deferred compensation amortization...       1,022
Reallocation of interests and
  other..............................       3,385
Distributions........................    (146,972)
                                       ----------
Balance at December 31, 2000.........  $1,945,903
                                       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                2000         1999         1998
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................  $ 135,432    $ 190,500    $ 118,256
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     96,258       67,505       57,464
  Straight-line rents.......................................    (10,203)     (10,847)     (10,921)
  Amortization of debt premiums and financing costs.........     (6,055)      (3,009)      (2,730)
  Minority interests' share of net income...................     31,311       19,614        5,494
  Gain on divestiture of real estate........................     (7,044)     (53,753)          --
  Non-cash portion of extraordinary items...................         --       (6,058)          --
  Equity in (earnings) loss of AMB Investment Management....      3,159          875          313
  Equity in earnings of unconsolidated joint ventures.......     (5,212)      (4,701)      (1,730)
  Changes in assets and liabilities:
    Other assets............................................    (34,142)       5,199       (9,377)
    Other liabilities.......................................     57,671      (14,934)      20,411
                                                              ---------    ---------    ---------
         Net cash provided by operating activities..........    261,175      190,391      177,180
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents..............     (4,002)     (98,480)       2,847
Cash paid for property acquisitions.........................   (604,872)    (399,891)    (564,304)
Additions to buildings, development costs, and other first
  generation improvements...................................   (153,534)    (152,643)    (125,180)
Additions to second generation building improvements and
  lease costs...............................................    (40,573)     (27,289)     (12,733)
Additions to interests in unconsolidated joint ventures.....    (13,158)      (7,789)     (67,376)
Distributions received from unconsolidated joint ventures...      4,295        3,787       11,451
Net proceeds from divestiture of real estate................     85,345      746,037           --
Reduction of payable to affiliates in connection with
  Formation Transactions....................................         --           --      (38,071)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) investing
           activities.......................................   (726,499)      63,732     (793,366)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units....................................      2,180          732           --
Borrowings (payments) on unsecured credit facility, net.....    133,000     (151,000)      84,000
Borrowings (payments) on Alliance Fund I credit facility,
  net.......................................................    (80,000)      80,000           --
Borrowings (payments) on secured debt, net..................     84,975      (81,289)     (20,655)
Payment of financing fees...................................     (6,364)        (242)      (7,704)
Net proceeds from issuance of senior debt securities........    278,183           --      399,166
Net proceeds from issuance of Series A preferred units......         --           --       96,100
Net proceeds from issuances of preferred units..............     61,413       88,476      167,993
Contributions from investors in the Alliance Fund I.........    153,872       14,611           --
Distributions paid to common and preferred unitholders......   (136,288)    (165,551)     (91,593)
Distributions to limited partners and minority interests....    (38,601)     (26,458)     (23,036)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................    452,370     (240,721)     604,202
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (12,954)      13,402      (11,984)
Cash and cash equivalents at beginning of period............     33,312       19,910       31,894
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period..................  $  20,358    $  33,312    $  19,910
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $  90,138    $  89,627    $  68,209
Non-cash transactions:
  Acquisition of properties.................................  $ 729,972    $ 471,905    $ 901,284
  Assumption of debt........................................   (125,100)     (57,480)    (221,017)
  Minority interest's contribution, including units
    issued..................................................         --      (14,534)    (115,963)
                                                              ---------    ---------    ---------
         Net cash paid......................................  $ 604,872    $ 399,891    $ 564,304
                                                              =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 1. ORGANIZATION AND FORMATION OF THE COMPANY

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership, and its other controlled subsidiaries and the "Operating Partnership" means AMB Property, L.P. and its other controlled subsidiaries.

     As of December 31, 2000, the Company owned an approximate 93.5% general partner interest in the Operating Partnership, excluding preferred units. The remaining 6.5% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital to fund certain acquisitions and development and renovation projects. As of December 31, 2000, the Operating Partnership had investments in two co-investment joint ventures, including AMB Institutional Alliance Fund I, L.P. ("Alliance Fund I"), which are consolidated for financial reporting purposes.

     AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"), provides real estate investment services on a fee basis to clients. The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a former executive officer of AMB Investment Management collectively purchased 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation, (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation primarily invests in properties that do not meet the Company's normal investment strategy, as well as build-to-sell development projects, which are part of the Company's investment strategy. In addition, it invests in properties and interests in entities that engage in the management, leasing, and development of properties and similar activities. The Operating Partnership accounts for its investments in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

     As of December 31, 2000, the Operating Partnership owned 862 industrial buildings and eight retail centers, located in 27 markets throughout the United States (unaudited). The Operating Partnership's strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, Southern

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

California, Miami, and Seattle. As of December 31, 2000, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 75.8 million rentable square feet and were 96.4% leased to over 2,850 tenants (unaudited). As of December 31, 2000, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.2 million rentable square feet and were 93.2% leased to over 170 tenants (unaudited).

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Generally Accepted Accounting Principles. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States using the accrual method of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation. The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership, its subsidiaries, and joint ventures (the "Joint Ventures"), in which it has a controlling interest. Third-party equity interests in the Operating Partnership and the Joint Ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has three non-controlling limited partnership interests in three separate unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

     Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Net realizable value for financial reporting purposes is reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of the Operating Partnership's long-lived assets could occur. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income. The management of the Operating Partnership believed that there was no impairment of the carrying value of its investments in real estate at December 31, 2000.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives are as follows:

                                                                          DEPRECIATION AND
                                                                        AMORTIZATION EXPENSES
                                                                    -----------------------------
                                            ESTIMATED LIVES          2000       1999       1998
                                       -------------------------    -------    -------    -------
                                                                       (DOLLARS IN THOUSANDS)
Building costs.......................             40                $67,997    $54,668    $54,417
Buildings and improvements:
  Roof/HVAC/parking lots.............             10                  2,404      1,106        346
  Plumbing/signage...................              7                    484        144         26
  Painting and other.................              5                  6,345      2,546        668
Tenant improvements..................  Term of the related lease      9,165      4,091        782
Lease commissions....................  Term of the related lease      8,641      3,902        761
                                                                    -------    -------    -------
     Total real estate
       depreciation..................                                95,036     66,457     57,000
Other depreciation and
  amortization.......................           Various               1,222      1,048        464
                                                                    -------    -------    -------
     Total depreciation and
       amortization..................                               $96,258    $67,505    $57,464
                                                                    =======    =======    =======

     The cost of buildings and improvements includes the purchase price of the property or interest in property including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress.

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic useful life of assets are capitalized.

     Reverse Exchanges. Reverse exchanges represent loan agreements with third parties, whereby the Operating Partnership loans substantially all funds to the third party to acquire a real estate investment. The loan is secured by the real estate investment and title is held by the third party. The Operating Partnership records the asset as an investment in real estate and is entitled to record the rental income associated with the property as the Operating Partnership retains the risk of loss and the benefits of the asset.

     Concentration of Credit Risk. Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Operating Partnership's ability to lease space and on the amount of rent received. As of December 31, 2000, the Operating Partnership did not have any single tenant that accounted for greater than 1.3% of rental revenues.

     Cash and Cash Equivalents. Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

     Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents include cash held in escrow in connection with property purchases, Section 1031 exchange funds, and capital improvements.

     Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense on the effective-interest method over the term of the related loan. As of December 31, 2000 and 1999, deferred financing fees were $10.7 million and $6.7 million, respectively, net of accumulated amortization of $4.7 million and $2.2 million, respectively. Such amounts are included in Other assets on the Consolidated Balance Sheets.

     Investments in Other Companies. Certain of the Operating Partnership's marketable equity securities are considered available-for-sale investments and are carried at market value on the Consolidated Balance

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

Sheets. The difference between cost and market value is recorded as a component of Accumulated other comprehensive income in Partners' Capital. For its investments in private companies, the Operating Partnership periodically reviews its investments and management determines if the value of such investments have been permanently impaired. Such impairment losses are included in current earnings.

     Debt Premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with AMB Property Corporation's initial public offering and subsequent acquisitions. The debt premiums are being amortized into interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2000 and 1999, the unamortized debt premium was $9.9 million and $10.1 million, respectively.

     Minority Interests. Minority interests in the Operating Partnership represent the limited partnership interests in a subsidiary of the Operating Partnership and interests held by certain third parties in 30 joint ventures aggregating approximately 15.5 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: 1) the Operating Partnership owns a majority interest; or 2) the Operating Partnership exercises significant control through the ability to control major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

     In 1999 and 2000, AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT") issued and sold shares of its capital stock to 15 third-party investors. The Alliance REIT has elected to be taxed as a REIT under the Code, commencing with its tax year ending December 31, 1999. The Alliance REIT acquired a limited partnership interest in the Alliance Fund I, which is engaged in the acquisition, ownership, operation, management, renovation, and expansion and development of industrial buildings in target markets nationwide. The Operating Partnership is the managing general partner of the Alliance Fund I and, together with an affiliate of the Operating Partnership, owns approximately 21% of the partnership interests in the Alliance Fund I at December 31, 2000. The Operating Partnership consolidates the Alliance Fund I for financial reporting purposes because it is the sole managing general partner of the Alliance Fund I and, as a result, controls all of its major operating decisions.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

     The following table distinguishes the components of minority interest as of and for the year ended December 31, 2000:

                                                    MINORITY INTEREST     MINORITY INTEREST
                                                        LIABILITY        SHARE OF NET INCOME
                                                          AS OF          FOR THE YEAR ENDED
                                                    DECEMBER 31, 2000     DECEMBER 31, 2000
                                                    -----------------    -------------------
                                                             (DOLLARS IN THOUSANDS)
Joint venture partners............................      $ 21,077               $ 3,414
Separate account co-investors.....................        49,849                 3,029
Alliance Fund I...................................       169,745                 5,863
Held through AMB Property II, L.P.:
  Series C Preferred Units (liquidation preference
     of $110,000).................................       105,845                 9,624
  Series D Preferred Units (liquidation preference
     of $79,767)..................................        77,687                 6,180
  Series E Preferred Units (liquidation preference
     of $11,022)..................................        10,789                   856
  Series F Preferred Units (liquidation preference
     of $19,872)..................................        19,534                 1,228
  Series G Preferred Units (liquidation preference
     of $1,000)...................................           957                    27
  Series H Preferred Units (liquidation preference
     of $42,000)..................................        40,922                 1,090
                                                        --------               -------
                                                        $496,405               $31,311
                                                        ========               =======

     Rental Revenues. The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

     Investment Management and Other Income. Investment management income consists primarily of professional fees generated from the Operating Partnership's equity in the earnings of AMB Investment Management. Other income consists primarily of interest income on cash and cash equivalents.

     Comprehensive Income. Comprehensive income consists of net income and unrealized gains and losses on certain investments in equity securities and is presented in the Consolidated Statement of Partners' Capital.

     Derivatives. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Operating Partnership will adopt FASB Statement No. 133 in 2001 and believes that it will not materially impact its financial position or results of operations as the Operating Partnership does not utilize derivative instruments in its operations.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

 3. TRANSACTIONS WITH AFFILIATES

     The Operating Partnership and AMB Investment Management have an agreement that allows for the sharing of certain costs and employees. Additionally, the Operating Partnership provides AMB Investment Management with certain acquisition-related services. For the years ended December 31, 2000, 1999, and 1998, the Operating Partnership allocated $2.8 million, $2.7 million, and $1.8 million, respectively, for shared costs to AMB Investment Management.

     The Operating Partnership and AMB Investment Management share common office space under lease obligations. Such lease obligations are charged to the Operating Partnership and AMB Investment Management at cost. For the years ended December 31, 2000, 1999, and 1998, the Operating Partnership paid $1.4 million, $1.3 million, and $1.2 million, respectively, for occupancy costs related to the lease obligations of the affiliate.

 4. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During 2000, the Operating Partnership invested $730.0 million in operating properties, consisting of 145 industrial buildings aggregating approximately
10.5 million square feet. Of this, $185.6 million was acquired by the Alliance Fund I, consisting of 44 industrial buildings, aggregating approximately 2.6 million square feet. The Operating Partnership also initiated 17 new development projects, aggregating approximately 4.5 million square feet, with a total estimated cost of $224.0 million upon completion. In 2000, the Operating Partnership also completed 12 development projects, aggregating approximately
3.1 million square feet, at a total aggregate cost of $144.3 million. As of December 31, 2000, the Operating Partnership had in its development pipeline 19 industrial projects, which will total approximately 5.5 million square feet and have an aggregate estimated investment of $305.9 million upon completion. It also had three retail projects in its development pipeline, which will total approximately 0.5 million square feet and have an aggregate estimated investment of $76.3 million upon completion. As of December 31, 2000, the Operating Partnership and its Development Alliance Partners have funded an aggregate of $226.5 million and will need to fund an estimated additional $155.7 million in order to complete projects currently under construction.

     During 1999, the Operating Partnership invested $471.9 million in operating properties, consisting of 154 industrial buildings, aggregating approximately
8.4 million square feet. The Operating Partnership also initiated eight new development projects, aggregating approximately 1.7 million square feet, with a total estimated cost of $130.9 million upon completion. In 1999, the Operating Partnership also completed seven development projects, aggregating approximately
1.7 million square feet, at a total aggregate cost of $68.9 million. As of December 31, 1999, the Operating Partnership had 18 projects, aggregating approximately 4.3 million square feet, in its development pipeline, with a total estimated cost of $306.4 million upon completion. The Operating Partnership funded these acquisitions and development projects through proceeds from divestitures of properties, borrowings under its unsecured credit facility, debt and equity financings, and debt assumption.

 5. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     Property Divestitures. During 2000, the Operating Partnership divested itself of 25 industrial buildings and one retail center, aggregating approximately 2.5 million square feet, for an aggregate price of $175.7 million, with a resulting net gain of $7.0 million. The retail center was located in Los Angeles, California, aggregated approximately 0.4 million square feet, and sold for $89.0 million. The Operating Partnership carries an 8.75% mortgage note in the principal amount of $79.0 million on the retail center sale. The mortgage note matures in September 2001 and has a one-year extension option.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

     During 1999, the Operating Partnership divested itself of 15 industrial buildings and 30 retail centers, aggregating approximately 6.6 million square feet, for an aggregate price of $764.1 million, with a resulting net gain of $53.8 million and extraordinary losses consisting of prepayment penalties, partially offset by the related debt premiums, of $2.9 million.

     Properties Held for Divestiture. The Operating Partnership has decided to divest itself of 33 industrial buildings and one retail center, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. In connection with the Operating Partnership's planned divestitures, the Operating Partnership evaluated its held-for-sale assets for impairment and reduced their carrying value by recording an additional $3.5 million in depreciation expense. As of December 31, 2000, the net carrying value of the properties held for divestiture was $197.1 million.

     The following summarizes the condensed results of operations of the properties held for divestiture for the years ended December 31:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Income................................................  $27,445    $23,752    $14,723
Property operating expenses...........................    5,625      5,288      3,387
                                                        -------    -------    -------
  Net operating income................................  $21,820    $18,464    $11,336
                                                        =======    =======    =======

 6. DEBT

     As of December 31, 2000 and 1999, debt consisted of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
Secured debt, varying interest rates from 4.0% to 10.4% due
  April 2001 to June 2023..................................   $  930,418      $  696,931
Alliance Fund I credit facility............................           --          80,000
Unsecured senior debt securities, weighted average interest
  rate of 7.3%, due December 2005 to June 2018.............      680,000         400,000
Unsecured credit facility, variable interest at LIBOR plus
  75 basis points (interest rate of 7.5% at December 31,
  2000), due May 2003......................................      216,000          83,000
                                                              ----------      ----------
     Subtotal..............................................    1,826,418       1,259,931
     Unamortized premiums..................................        9,858          10,106
                                                              ----------      ----------
          Total consolidated debt..........................   $1,836,276      $1,270,037
                                                              ==========      ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of December 31, 2000 and 1999, the total gross investment book value of those properties secured by debt was $2.0 billion and $1.4 billion, respectively. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $29.8 million and $10.4 million at December 31, 2000 and 1999, respectively, which bear interest at variable rates (weighted average interest rate of 8.2% at December 31, 2000). The secured debt has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at December 31, 2000. Additionally, $240.9 million of the secured debt was cross-collateralized at December 31, 2000. As of December 31, 2000 and 1999, the estimated fair value of the secured debt was

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

$956.1 million and $684.0 million, respectively. As of December 31, 2000, the estimated fair value of the unsecured senior debt was $689.4 million.

     In addition, the Alliance Fund I had an $80.0 million unsecured credit facility. The debt was secured by the unfunded capital commitments of the third party investors in the Alliance REIT I, a limited partner of the Alliance Fund
I. Since there are no remaining unfunded capital commitments, the Alliance Fund I paid off the outstanding balance and closed this credit facility during the third quarter of 2000. See Note 2 for a discussion of the Alliance Fund I and the Alliance REIT I.

     Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at December 31, 2000.

     In 2000, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of December 31, 2000, the Operating Partnership had issued $280.0 million of medium-term notes under the program. In December 2000, the Operating Partnership issued and sold $150.0 million of the notes under this program to Morgan Stanley Dean Witter and J.P. Morgan as principals. AMB Property Corporation has guaranteed the notes, which mature on December 15, 2005, and bear interest at 7.2% per annum. The Operating Partnership used the net proceeds of $148.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of properties. In October 2000, the Operating Partnership issued and sold $75.0 million of the notes under this program to Morgan Stanley Dean Witter and J.P. Morgan as principals. AMB Property Corporation has guaranteed the notes, which mature on November 1, 2010, and bear interest at 8.0% per annum. The Operating Partnership used the net proceeds of $74.5 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of properties. In August and September 2000, the Operating Partnership issued and sold $55.0 million of the notes under this program to Morgan Stanley Dean Witter as principal. AMB Property Corporation has guaranteed the notes, which mature on August 20, 2007, and bear interest at 7.925% per annum. The Operating Partnership used the net proceeds of $54.8 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of properties.

     In May 2000, the Operating Partnership entered into a new $500.0 million unsecured revolving credit agreement, which replaced its previous $500.0 million credit facility, which matured in November 2000. AMB Property Corporation is the guarantor of the Operating Partnership's obligations under the credit facility. The new credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The credit facility has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at December 31, 2000. The Operating Partnership has the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At December 31, 2000, the remaining amount available under the credit facility was $284.0 million (excluding the additional $200.0 million of potential additional capacity).

     Capitalized interest related to construction projects for the years ended December 31, 2000, 1999, and 1998, was $15.5 million, $10.9 million, and $7.2 million, respectively.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

     As of December 31, 2000, the scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, were as follows:

                                                  JOINT      UNSECURED
                                                 VENTURE       SENIOR      UNSECURED
                                     SECURED     SECURED        DEBT        CREDIT
                                       DEBT        DEBT      SECURITIES    FACILITY       TOTAL
                                     --------    --------    ----------    ---------    ----------
                                                        (DOLLARS IN THOUSANDS)
2001.............................    $ 14,071    $ 35,087     $     --     $     --     $   49,158
2002.............................      29,182      46,044           --           --         75,226
2003.............................      72,675       7,134           --      216,000        295,809
2004.............................      71,147      20,357           --           --         91,504
2005.............................      64,194      30,015      250,000           --        344,209
2006.............................     116,022      33,991           --           --        150,013
2007.............................      32,181      19,705       55,000           --        106,886
2008.............................     106,604      36,011      175,000           --        317,615
2009.............................       5,176      25,969           --           --         31,145
2010.............................      52,780      65,499       75,000           --        193,279
2011.............................       1,311      15,645           --           --         16,956
Thereafter.......................       3,307      26,311      125,000           --        154,618
                                     --------    --------     --------     --------     ----------
                                     $568,650    $361,768     $680,000     $216,000     $1,826,418
                                     ========    ========     ========     ========     ==========

 7. LEASING ACTIVITY

     Future minimum rental income due under noncancelable leases with tenants in effect at December 31, 2000, is as follows:

                                                    (DOLLARS IN THOUSANDS)
2001..............................................        $  414,044
2002..............................................           353,552
2003..............................................           287,226
2004..............................................           229,279
2005..............................................           162,452
Thereafter........................................           482,703
                                                          ----------
                                                          $1,929,256
                                                          ==========

     In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $77.9 million, $81.1 million, and $68.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. These amounts are included as rental income and operating expenses in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. For the years ended December 31, 2000, 1999, and 1998, the Operating Partnership recognized percentage rent revenues of $0.8 million, $2.0 million, and $1.9 million, respectively. Some leases contain options to renew.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

 8. INCOME TAXES

     As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

     The following reconciles net income available to common unitholders to taxable income available to common unitholders for the years ended December 31:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net income available to common unitholders.........  $121,324    $176,392    $113,838
  Add: Book depreciation and amortization..........    96,258      67,505      57,464
  Less: Tax depreciation and amortization..........   (87,338)    (69,264)    (51,620)
     Book/tax difference on gain on divestiture of
       real estate.................................    18,788     (15,471)         --
     Other book/tax differences, net(1)............   (11,055)    (12,012)    (18,064)
                                                     --------    --------    --------
Taxable income available to common unitholders.....  $137,977    $147,150    $101,618
                                                     ========    ========    ========

---------------
(1) Primarily due to rent and debt premium amortization timing differences.

 9. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Operating Partnership has non-controlling limited partnership interests in three separate unconsolidated equity investment joint ventures. The Operating Partnership has a 56.1% interest in a joint venture that owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Operating Partnership also has a 50.0% interest in two other development alliance joint ventures, which it purchased in September 1999 and September 2000. For the years ended December 31, 2000, 1999, and 1998, the Operating Partnership's share of net operating income was $8.3 million, $8.0 million, and $1.8 million, respectively, and as of December 31, 2000 and 1999, the Operating Partnership's share of the unconsolidated joint venture debt was $28.8 million and $22.7 million, respectively, with a weighted average interest rate of 7.3% and weighted average maturity of 4.4 years.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

10. PARTNERS' CAPITAL

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

     At the time of the Company's initial public offering, 4,237,750 shares of common stock, known as performance shares, were placed in escrow by certain of the Company's investors, which were subject to advisory agreements with the Company's predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of common stock were released from escrow to these investors and 1,465,926 shares of common stock were returned to the Company and cancelled. The cancelled shares of common stock represent indirect interests in the Operating Partnership that were reallocated from the Company (thereby decreasing the number of shares of common stock outstanding) to other unitholders who had an ownership interest in our predecessor, including certain of the Company's executive officers, (thereby increasing the number of limited partnership units owned by partners other than the Company). The total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of common stock and limited partnership units outstanding.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

     In November 2000, the Operating Partnership issued an aggregate of 94,771 limited partnership units with an aggregate value of approximately $2.2 million to three limited partnerships. These limited partnership units were issued in partial consideration for the acquisition of properties. Holders of the limited partnership units may redeem part or all of their limited partnership units for cash or, at AMB Property Corporation's election, exchange their limited partnership units for shares of the AMB Property Corporation's common stock on a one-for-one basis. During 2000, 34,046 limited partnership units were redeemed for cash and 206,423 limited partnership units were redeemed for shares of the AMB Property Corporation's common stock.

     The Company's board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of its common stock. During 2000, the Company did not repurchase any shares of its common stock. The stock repurchase program expires in December 2001.

     The following table sets forth the distributions per unit for the years ended December 31, 2000 and 1999:

        SECURITY                       PAYING ENTITY              2000     1999
        --------                       -------------              -----    -----
Common Units                Operating Partnership..............   $1.48    $1.40
Series A Preferred Units    Operating Partnership..............   $2.13    $2.13
Series B Preferred Units    Operating Partnership..............   $4.31    $4.31
Series C Preferred Units    AMB Property II, L.P. .............   $4.38    $4.38
Series D Preferred Units    AMB Property II, L.P. .............   $3.88    $2.48
Series E Preferred Units    AMB Property II, L.P. .............   $3.88    $1.30
Series F Preferred Units    AMB Property II, L.P. .............   $3.09     n/a
Series G Preferred Units    AMB Property II, L.P. .............   $1.35     n/a
Series H Preferred Units    AMB Property II, L.P. .............   $1.30     n/a

11. STOCK INCENTIVE PLAN AND 401(K) PLAN

     Stock Incentive Plan. In November 1997, the Company established a Stock Option and Incentive Plan (the "Stock Incentive Plan") for the purpose of attracting and retaining eligible officers, directors, and employees. The Company has reserved for issuance 8,950,000 shares of Common Stock under the Stock Incentive Plan. As of December 31, 2000, the Company had granted approximately 5,895,000 non-qualified options outstanding granted to certain directors, officers, and employees. Each option is exchangeable for one share of the Company's Common Stock. The options have a weighted average exercise price of $20.83 and the exercise prices range from $18.13 to $26.06. Each option's exercise price is equal to the Company's market price on the date of grant. The options had an original ten-year term and generally vest pro rata in annual installments over a three- or four-year period from the date of grant.

     The Operating Partnership applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized for the Company's Stock Incentive Plan as of December 31, 2000.

     As permitted by SFAS No. 123, "Accounting Stock-based Compensation," the Operating Partnership has not changed the method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Operating Partnership's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Operating Partnership's pro forma net income available to common unitholders would

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

have been reduced by $6.3 million, $3.2 million, and $1.8 million and pro forma basic and diluted earnings per unit would have been reduced to $1.28 and $1.27, and $1.92 and $1.92, and $1.25 and $1.24, respectively, for the years ended December 31, 2000, 1999, and 1998.

     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yields of 6.5%, 7.2%, and 6.3%; expected volatility of 13.3%, 18.5%, and 23.1%; risk-free interest rates of 6.1%, 5.4%, and 4.9%; and expected lives of 10 years for each year.

     Following is a summary of the option activity for the years ended December 31:

                                                                            WEIGHTED         OPTIONS
                                                        SHARES UNDER        AVERAGE        EXERCISABLE
                                                       OPTION (000'S)    EXERCISE PRICE    AT YEAR END
                                                       --------------    --------------    -----------
                                                                   (DOLLARS IN THOUSANDS)
Outstanding, 12/31/97................................         3,144          $21.00              --
                                                                                              -----
Granted..............................................         1,508           21.69
Forfeited............................................          (268)             --
                                                         ----------          ------
Outstanding, 12/31/98................................         4,384           21.40             622
                                                                                              -----
Granted..............................................           451           22.24
Exercised............................................           (25)             --
Forfeited............................................          (300)             --
                                                         ----------          ------
Outstanding, 12/31/99................................         4,510           21.44           1,832
                                                                                              -----
Granted..............................................         1,565           20.86
Exercised............................................          (103)          21.11
Forfeited............................................          (205)          21.21
                                                         ----------          ------
Outstanding, 12/31/00................................         5,767           20.83           3,326
                                                         ==========          ======           -----
Remaining average contractual life...................     7.9 years
                                                         ==========
Fair value of options granted during the year........    $     1.31
                                                         ==========

     In 2000, 1999, and 1998, under the Stock Incentive Plan, the Company issued 162,299, 100,000, and 43,007 restricted shares, respectively, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. As of December 31, 2000, 1,931 shares of restricted stock have been forfeited. The 309,087 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

     401(k) Plan. In November 1997, the Operating Partnership established a
Section 401(k) Savings/ Retirement Plan (the "401(k) Plan"), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During 2000 and 1999, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% and 10%, respectively, of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2000 and 1999, the Operating Partnership matched the employee contributions to the 401(k) Plan in an amount equal to 50% of the first 5.5% and 3.5%, respectively, of annual compensation deferred by each employee. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2000 and 1999, the Operating Partnership accrued $0.3 million and $0.2 million, respectively, for its 401(k) match. Such amounts were included in Other liabilities on the Consolidated Balance Sheets.

     Deferred Compensation Plan. Effective September 1, 1999, the Operating Partnership established a non-qualified deferred compensation plan for officers of the Company and certain of its affiliates. The plan

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

enables participants to defer income up to 25% of annual base pay and up to 100% of annual bonuses on a pre-tax basis. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2000 or 1999. The participant's elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2000 and 1999, the total amount of compensation deferred was $1.0 million and $0.2 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

  Commitments

     Lease Commitments. The Operating Partnership has entered into operating ground leases on certain land parcels and a building with periods up to 50 years. Future minimum rental payments required under non-cancelable operating leases in effect at December 31, 2000, were as follows:

                                                            (DOLLARS IN
                                                            THOUSANDS)
2001......................................................   $  4,948
2002......................................................      5,012
2003......................................................      5,052
2004......................................................      5,217
2005......................................................      4,828
Thereafter................................................    133,970
                                                             --------
                                                             $159,027
                                                             ========

     These operating lease payments are being amortized ratably over the terms of the related leases.

  Contingencies

     Litigation. In the normal course of business, from time to time, the Operating Partnership is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Operating Partnership.

     Environmental Matters. The Operating Partnership monitors its properties for the presence of hazardous or toxic substances. The Operating Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Operating Partnership's business, assets, or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Operating Partnership's results of operations and cash flow.

     General Uninsured Losses. The Operating Partnership carries property and rental loss, liability, flood, and environmental insurance. The Operating Partnership believes that the policy terms and conditions, limits, and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and industry practice. In addition, certain of the Operating Partnership's properties are located in areas that are subject to earthquake activity; therefore, the Operating Partnership has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

     Minority Interest Put Option. Pursuant to the Operating Partnership's partnership agreement with one of its separate account co-investors, commencing March 31, 1999, and each year thereafter, the Operating

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

Partnership is required to provide this co-investor a notice that sets forth the valuation of the partnership as of the date of valuation. The co-investor then has the right to require the Operating Partnership to purchase all of its partnership interest based upon the valuation in the form of cash, shares of AMB Property Corporation, or partnership units in the Operating Partnership. The put option was not exercised by the co-investor in 1999 nor 2000 and the Operating Partnership does not anticipate that the put option will be exercised in the coming year.

13. QUARTERLY FINANCIAL DATA

     Selected quarterly financial data for 2000 and 1999 is as follows:

                                                   QUARTER (UNAUDITED)
                                  ------------------------------------------------------
                                  DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31        YEAR
                                  -----------   ------------   -----------   -----------   -----------
              2000                                       (DOLLARS IN THOUSANDS)
Revenues........................  $   132,534   $   121,371    $   113,479   $   110,323   $   477,707
Income from operations before
  minority interest.............       37,344        42,116         39,774        40,465       159,699
Minority interests' share of net
  income........................       (9,172)       (9,208)        (6,866)       (6,065)      (31,311)
                                  -----------   -----------    -----------   -----------   -----------
  Net income before gain from
     divestiture of real
     estate.....................       28,172        32,908         32,908        34,400       128,388
Gain/(loss) from divestiture of
  real estate...................          824         5,815            416           (11)        7,044
                                  -----------   -----------    -----------   -----------   -----------
  Net income....................       28,996        38,723         32,324        34,389       135,432
Series A preferred unit
  distributions.................       (2,125)       (2,125)        (2,125)       (2,125)       (8,500)
Series B preferred unit
  distributions.................       (1,402)       (1,402)        (1,402)       (1,402)       (5,608)
                                  -----------   -----------    -----------   -----------   -----------
  Net income available to common
     unitholders................  $    25,469   $    35,196    $    29,797   $    30,862   $   121,324
                                  ===========   ===========    ===========   ===========   ===========
NET INCOME PER COMMON UNIT(1)
  Basic.........................  $      0.28   $      0.39    $      0.33   $      0.34   $      1.35
                                  ===========   ===========    ===========   ===========   ===========
  Diluted.......................  $      0.28   $      0.39    $      0.33   $      0.34   $      1.35
                                  ===========   ===========    ===========   ===========   ===========
WEIGHTED AVERAGE COMMON UNIT
  OUTSTANDING
  Basic.........................   89,619,042    89,898,511     89,827,498    89,693,900    89,566,375
                                  ===========   ===========    ===========   ===========   ===========
  Diluted.......................   90,332,931    90,508,007     90,098,892    89,707,941    90,024,511
                                  ===========   ===========    ===========   ===========   ===========

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

                                                   QUARTER (UNAUDITED)
                                  ------------------------------------------------------
                                  DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31        YEAR
              1999                -----------   ------------   -----------   -----------   -----------
                                                         (DOLLARS IN THOUSANDS)
Revenues........................  $   111,450   $   111,784    $   115,377   $   109,572   $   448,183
Income from operations before
  minority interest.............       40,775        42,055         41,446        34,575       158,851
Minority interests' share of net
  income........................       (5,612)       (5,621)        (4,560)       (3,821)      (19,614)
                                  -----------   -----------    -----------   -----------   -----------
  Net income before gain from
     divestiture of real
     estate.....................       35,163        36,434         36,886        30,754       139,237
Gain from divestiture of real
  estate........................       20,696        21,532         11,525            --        53,753
Extraordinary items.............          366        (1,347)        (1,509)           --        (2,490)
                                  -----------   -----------    -----------   -----------   -----------
  Net income....................       56,225        56,619         46,902        30,754       190,500
Series A preferred unit
  distributions.................       (2,125)       (2,125)        (2,125)       (2,125)       (8,500)
Series B preferred unit
  distributions.................       (1,402)       (1,402)        (1,402)       (1,402)       (5,608)
                                  -----------   -----------    -----------   -----------   -----------
  Net income available to common
     unitholders................  $    52,698   $    53,092    $    43,375   $    27,227   $   176,392
                                  ===========   ===========    ===========   ===========   ===========
BASIC INCOME PER COMMON UNIT(1)
  Before extraordinary items....  $      0.58   $      0.60    $      0.50   $      0.30   $      1.97
  Extraordinary items...........           --         (0.02)         (0.02)           --         (0.03)
                                  -----------   -----------    -----------   -----------   -----------
     Net income available to
       common unitholders.......  $      0.58   $      0.58    $      0.48   $      0.30   $      1.94
                                  ===========   ===========    ===========   ===========   ===========
DILUTED INCOME PER COMMON
  UNIT(1)
  Before extraordinary items....  $      0.58   $      0.60    $      0.50   $      0.30   $      1.97
  Extraordinary items...........           --         (0.02)         (0.02)           --         (0.03)
                                  -----------   -----------    -----------   -----------   -----------
     Net income available to
       common unitholders.......  $      0.58   $      0.58    $      0.48   $      0.30   $      1.94
                                  ===========   ===========    ===========   ===========   ===========
WEIGHTED AVERAGE UNITS
  OUTSTANDING
  Basic.........................   90,779,163    91,078,726     90,861,822    90,499,529    90,792,310
                                  ===========   ===========    ===========   ===========   ===========
  Diluted.......................   90,779,163    91,179,441     91,044,028    90,469,105    90,867,934
                                  ===========   ===========    ===========   ===========   ===========

---------------
(1) The sum of quarterly financial data may vary from the annual data due to rounding.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

14. SEGMENT INFORMATION

     The Operating Partnership has two reportable property segments: industrial and retail. The industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings, which are leased to tenants engaged in various types of businesses. The retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership manages these properties separately because each segment requires different operating, pricing, and leasing strategies. Summary information for the reportable segments is as follows:

                                                  INDUSTRIAL      RETAIL        TOTAL
                                                  PROPERTIES    PROPERTIES    PROPERTIES
                                                  ----------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31:
Rental revenues:(1)
  2000..........................................  $  436,369     $ 27,795     $  464,164
  1999..........................................     352,861       86,797        439,658
  1998..........................................     248,134      106,524        354,658
Property net operating income:(1)(2)
  2000..........................................  $  336,933     $ 19,501     $  356,434
  1999..........................................     269,339       62,396        331,735
  1998..........................................     187,218       79,025        266,243
Gross additions to properties:(3)
  2000..........................................  $  924,756     $ 30,760     $  955,516
  1999..........................................     820,656       29,173        849,829
  1998..........................................     916,503        9,558        926,061
AT DECEMBER 31:
Investment in properties:(4)
  2000..........................................  $3,876,202     $150,395     $4,026,597
  1999..........................................   3,177,283       72,169      3,249,452
  1998..........................................   2,574,940      794,120      3,369,060

---------------
(1) Includes straight-line rents of $10.2 million, $10.8 million, and $10.9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

(2) Property net operating income (NOI) is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses and excluding depreciation, amortization and interest expense.

(3) Represents costs incurred during the year for land, buildings, building improvements, tenant improvements, leasing costs, and other related real estate costs. Amounts are before divestitures of $162.5 million and $814.8 million for the years ended December 31, 2000 and 1999, respectively. There were no property divestitures in 1998.

(4) Excludes net properties held for divestiture of $197.1 million, $181.2 million, and $115.1 million as of December 31, 2000, 1999, and 1998, respectively. The $197.1 million net properties held for divestiture at December 31, 2000, included $158.7 million and $38.4 million of industrial and retail properties, respectively. At December 31, 1999, the Operating Partnership held three retail properties for divestiture that it didn't sell in 2000; the Operating Partnership held only one of these retail properties for divestiture at December 31, 2000, and classified the remaining two as investments in real estate.

                               AMB PROPERTY, L.P.

                           DECEMBER 31, 2000 AND 1999

     The Operating Partnership uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income:

                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUES
Total rental revenues for reportable segments..............  $464,164    $439,658    $354,658
Investment management and other income.....................    13,543       8,525       4,229
                                                             --------    --------    --------
          Total consolidated revenues......................  $477,707    $448,183    $358,887
                                                             ========    ========    ========
NET INCOME
Property net operating income for reportable segments......  $356,434    $331,735    $266,243
Investment management and other income.....................    13,543       8,525       4,229
Less:
  Interest expense.........................................    90,270      88,681      69,670
  Depreciation and amortization............................    96,258      67,505      57,464
  General and administrative...............................    23,750      25,223      19,588
  Minority interests.......................................    31,311      19,614       5,494
                                                             --------    --------    --------
       Net income before gain from divestiture of real
          estate...........................................   128,388     139,237     118,256
Gain from divestiture of real estate.......................     7,044      53,753          --
Extraordinary items........................................        --      (2,490)         --
                                                             --------    --------    --------
       Net income..........................................  $135,432    $190,500    $118,256
                                                             ========    ========    ========

15. NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Operating Partnership has adopted SAB 101 as required and believes that SAB 101 does not have a material impact on these consolidated financial statements.

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                                            INITIAL COST             COSTS
                                                                                       -----------------------    CAPITALIZED
                                         NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
              PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
              --------                -------------   --------   ----   ------------   --------   ------------   -------------
Acer Distribution Center.............        1         CA        IND      $     --     $  3,146    $    9,479      $    912
Activity Distribution Center.........        4         CA        IND         5,040        3,736        11,248           469
Addison Business Center..............        1         IL        IND            --        1,060         3,278            --
Addison Technology Center............        1         TX        IND            --          899         2,696           221
Alsip Industrial.....................        1         IL        IND            --        1,200         3,744           232
Alvarado Business Center.............        5         CA        IND            --        7,906        23,757         2,030
AMB Meadowlands Park.................        9         NJ        IND            --        5,838        17,923            --
AMB O'Hare Rosemont..................       14         IL        IND            --        2,717         8,995           775
Amwiler-Gwinnett Industrial
 Portfolio...........................        9         GA        IND        13,216        6,641        19,964         1,944
Anaheim Industrial...................        1         CA        IND            --        1,457         4,341           330
Ardenwood Corporate Park.............        4         CA        IND         9,634        7,321        22,002           477
Artesia Industrial Portfolio.........       27         CA        IND        53,309       23,860        71,620         4,830
Atlanta South Business Park..........        9         GA        IND            --        8,047        24,180           945
Atlantic Business Center (Formerly
 Peachtree North East)...............        3         GA        IND            --        2,197         6,592         1,332
Atlantic Distribution Center.........        1         GA        IND         4,000        1,519         4,679            --
Beacon Centre........................       23         FL        IND        72,248       31,704        96,681            --
Beacon Centre -- Alliance Fund I.....        4         FL        IND        17,861        7,229        22,238            --
Beacon Industrial Park...............        8         FL        IND        17,275       10,466        31,437         5,264
Belden Avenue........................        3         IL        IND            --        5,019        15,186           289
Beltway Distribution.................        1         VA        IND            --        4,800        15,159         1,602
Bennington Corporate Center..........        2         MD        IND            --        2,671         8,181            --
Bensenville Industrial Park..........       13         IL        IND        39,520       20,799        62,438         4,577
Blue Lagoon Business Park............        2         FL        IND        11,237        4,945        14,875           317
Boston Industrial Portfolio..........       20         MA        IND        20,090       20,351        59,170        11,731
Braemar Business Center..............        2         MA        IND            --        1,422         4,613           519
Bridgeview Industrial (Formerly Lake
 Michigan Industrial)................        1         IL        IND            --        1,332         3,996            11
Burnsville Business Center...........        1         MN        IND            --          932         2,796           614
BWI Air Cargo Centre.................        1         MD        IND         3,159           --         6,367            --
Cabot Business Park..................       17         MA        IND            --       17,231        51,726        23,792
Cabot Business Park Land(7)..........        2         MA        IND            --        2,024        17,131            --

                                         GROSS AMOUNT CARRIED AT 12/31/00
                                       -------------------------------------                     YEAR OF
                                                   BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
              PROPERTY                   LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
              --------                 --------   ------------   -----------   ------------   -------------   ------------
Acer Distribution Center.............  $  3,146    $   10,391    $   13,537      $    641         1997           5 - 40
Activity Distribution Center.........     3,736        11,717        15,453           732         1997           5 - 40
Addison Business Center..............     1,060         3,228         4,287           203         2000           5 - 40
Addison Technology Center............       899         2,917         3,816           181         1998           5 - 40
Alsip Industrial.....................     1,200         3,976         5,176           245         1998           5 - 40
Alvarado Business Center.............     7,906        25,787        33,693         1,595         1997           5 - 40
AMB Meadowlands Park.................     5,838        18,002        23,840         1,129         2000           5 - 40
AMB O'Hare Rosemont..................     2,717         9,770        12,487           591         1999           5 - 40
Amwiler-Gwinnett Industrial
 Portfolio...........................     6,641        21,907        28,549         1,351         1997           5 - 40
Anaheim Industrial...................     1,457         4,671         6,128           290         1997           5 - 40
Ardenwood Corporate Park.............     7,321        22,479        29,800         1,411         1997           5 - 40
Artesia Industrial Portfolio.........    23,860        76,450       100,310         4,749         1997           5 - 40
Atlanta South Business Park..........     8,047        25,125        33,172         1,570         1997           5 - 40
Atlantic Business Center (Formerly
 Peachtree North East)...............     2,197         7,924        10,121           479         1998           5 - 40
Atlantic Distribution Center.........     1,519         4,683         6,202           294         2000           5 - 40
Beacon Centre........................    31,704       101,174       132,878         6,290         2000           5 - 40
Beacon Centre -- Alliance Fund I.....     7,229        22,238        29,467         1,395         2000           5 - 40
Beacon Industrial Park...............    10,466        36,701        47,167         2,233         1997           5 - 40
Belden Avenue........................     5,019        15,475        20,494           970         1997           5 - 40
Beltway Distribution.................     4,800        16,761        21,561         1,021         1999           5 - 40
Bennington Corporate Center..........     2,671         8,181        10,853           514         2000           5 - 40
Bensenville Industrial Park..........    20,799        67,015        87,814         4,157         1997           5 - 40
Blue Lagoon Business Park............     4,945        15,192        20,137           953         1997           5 - 40
Boston Industrial Portfolio..........    22,764        68,488        91,252         4,320         1998           5 - 40
Braemar Business Center..............     1,422         5,132         6,554           310         1998           5 - 40
Bridgeview Industrial (Formerly Lake
 Michigan Industrial)................     1,332         4,007         5,339           253         1997           5 - 40
Burnsville Business Center...........       932         3,410         4,343           206         1998           5 - 40
BWI Air Cargo Centre.................        --         6,367         6,367           301         2000           5 - 40
Cabot Business Park..................    22,240        70,510        92,750         4,391         1998           5 - 40
Cabot Business Park Land(7)..........     2,024        17,131        19,154           907         2000           5 - 40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                            INITIAL COST             COSTS
                                                                                       -----------------------    CAPITALIZED
                                         NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
              PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
              --------                -------------   --------   ----   ------------   --------   ------------   -------------
Carson Industrial....................       12         CA        IND      $     --     $  4,231    $   10,418      $  2,833
Cascade Business Center..............        4         OR        IND            --        2,825         7,860         1,863
Chancellor...........................        1         FL        IND         2,776        1,587         4,802            87
Chancellor Square....................        3         FL        IND        15,903        7,575        22,721         2,209
Chartwell Distribution Center........        1         CA        IND            --        2,711         8,191            --
Chemway Industrial Portfolio.........        5         NC        IND            --        2,875         8,625           641
Chicago Industrial Portfolio.........        2         IL        IND         3,079        1,574         4,761           350
Columbia Business Center.............        9         MD        IND         4,408        3,856        11,736           811
Concord Industrial Portfolio.........       10         CA        IND        10,050        3,719        11,647         1,822
Corporate Park/Hickory Hill..........        7         TN        IND        16,325        6,789        20,366           542
Corporate Square Industrial..........        6         MN        IND            --        4,024        12,113           729
Corridor Industrial..................        1         MD        IND         2,461          996         3,019           108
Crysen Industrial....................        1         DC        IND         3,223        1,425         4,275           436
D/FW Int'l Air Cargo -- Alliance Fund
 I...................................        1         TX        IND            --           --        19,683           466
Dallas Industrial (Formerly Texas
 Industrial Portfolio)...............       18         TX        IND            --        7,798        23,433            --
Dayton Air Cargo Centre..............        5         OH        IND         6,845           --         8,364            --
Del Amo Industrial Center............        1         CA        IND            --        2,529         7,651            --
DFW Air Cargo Centre.................        3         TX        IND         6,317           --        20,632            --
DFW Airfreight Portfolio.............        6         TX        IND            --          950         8,492            --
Diablo Industrial Park...............       14         CA        IND         9,900        3,226        10,045         1,908
Dock's Corner........................        1         NJ        IND            --        2,050         6,190        49,692
Dock's Corner II.....................        1         NJ        IND            --        2,272         6,917           349
Doolittle Distribution Center........        1         CA        IND            --        2,644         8,014            --
Dowe Industrial Center...............        2         CA        IND            --        2,665         8,034           987
Dublin Industrial Portfolio..........        1         CA        IND            --        2,980         9,042            --
East Valley Warehouse................        1         WA        IND            --        6,813        20,511         1,234
Edenvale Business Center.............        1         MN        IND         1,419          919         2,411           647
Elk Grove Village Industrial.........       11         IL        IND            --        7,713        23,179         1,337
Elmwood Business Park................        5         LA        IND            --        4,163        12,488           696
Executive Drive......................        1         IL        IND            --        1,399         4,236           421
Fairway Drive Industrial.............        4         CA        IND            --        3,219         9,677         5,643
Garland Industrial...................       20         TX        IND        19,600        8,161        24,484         2,659
Gateway 58...........................        3         MD        IND            --        3,256        10,592            --

                                         GROSS AMOUNT CARRIED AT 12/31/00
                                       -------------------------------------                     YEAR OF
                                                   BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
              PROPERTY                   LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
              --------                 --------   ------------   -----------   ------------   -------------   ------------
Carson Industrial....................  $  4,231    $   13,252    $   17,483      $    828         1999           5 - 40
Cascade Business Center..............     2,825         9,724        12,549           594         1998           5 - 40
Chancellor...........................     1,587         4,890         6,477           307         1997           5 - 40
Chancellor Square....................     7,575        24,929        32,504         1,539         1998           5 - 40
Chartwell Distribution Center........     2,711         8,206        10,918           517         2000           5 - 40
Chemway Industrial Portfolio.........     2,875         9,266        12,141           575         1998           5 - 40
Chicago Industrial Portfolio.........     1,574         5,110         6,684           316         1997           5 - 40
Columbia Business Center.............     3,856        12,547        16,403           776         1999           5 - 40
Concord Industrial Portfolio.........     3,872        13,316        17,188           814         1999           5 - 40
Corporate Park/Hickory Hill..........     6,789        20,908        27,697         1,311         1998           5 - 40
Corporate Square Industrial..........     4,024        12,842        16,867           798         1997           5 - 40
Corridor Industrial..................       996         3,127         4,123           195         1999           5 - 40
Crysen Industrial....................     1,425         4,711         6,136           290         1998           5 - 40
D/FW Int'l Air Cargo -- Alliance Fund
 I...................................        --        20,149        20,149           954         1999           5 - 40
Dallas Industrial (Formerly Texas
 Industrial Portfolio)...............     7,798        26,385        34,183         1,618         1997           5 - 40
Dayton Air Cargo Centre..............        --         8,364         8,364           396         2000           5 - 40
Del Amo Industrial Center............     2,529         7,660        10,189           482         2000           5 - 40
DFW Air Cargo Centre.................        --        20,632        20,632           977         2000           5 - 40
DFW Airfreight Portfolio.............       950         8,750         9,700           459         2000           5 - 40
Diablo Industrial Park...............     3,653        11,526        15,179           719         1999           5 - 40
Dock's Corner........................     5,125        52,807        57,932         2,742         1997           5 - 40
Dock's Corner II.....................     2,272         7,267         9,539           452         1997           5 - 40
Doolittle Distribution Center........     2,644         8,016        10,660           505         2000           5 - 40
Dowe Industrial Center...............     2,665         9,021        11,685           553         1997           5 - 40
Dublin Industrial Portfolio..........     2,980         9,042        12,022           569         2000           5 - 40
East Valley Warehouse................     6,813        21,745        28,558         1,352         1999           5 - 40
Edenvale Business Center.............       919         3,058         3,977           188         1998           5 - 40
Elk Grove Village Industrial.........     7,713        24,516        32,229         1,526         1997           5 - 40
Elmwood Business Park................     4,163        13,183        17,346           821         1998           5 - 40
Executive Drive......................     1,399         4,657         6,055           287         1997           5 - 40
Fairway Drive Industrial.............     3,219        15,321        18,539           878         1997           5 - 40
Garland Industrial...................     8,161        27,143        35,304         1,671         1998           5 - 40
Gateway 58...........................     3,256         9,947        13,203           625         2000           5 - 40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                            INITIAL COST             COSTS
                                                                                       -----------------------    CAPITALIZED
                                         NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
              PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
              --------                -------------   --------   ----   ------------   --------   ------------   -------------
Gateway Commerce Center..............        5         MD        IND      $     --     $  4,083    $   12,336      $    800
Gateway Corporate Center.............        9         WA        IND        27,000        9,981        32,201           (19)
Gateway North........................        6         WA        IND        14,000        5,932        18,941          (396)
Greater Dallas Industrial
 Portfolio...........................        9         TX        IND            --        9,995        31,451         7,704
Greater Houston Industrial
 Portfolio...........................       14         TX        IND            --        6,197        18,592         2,437
Greenwood Industrial.................        3         MD        IND            --        4,729        14,188         1,134
Hamilton Parkway (Formerly Lake
 Michigan Industrial)................        1         IL        IND            --        1,554         4,703            --
Harris Business Center...............       10         CA        IND            --       13,396        40,408            --
Harris Business Center -- Alliance
 Fund I..............................       10         CA        IND        28,000       11,235        34,326            --
Harvest Business Park................        3         WA        IND            --        2,371         7,153           678
Hawthorne LAX Cargo Center...........        1         CA        IND            --        2,775         8,377            --
Hayward Industrial -- Hathaway.......        2         CA        IND            --        4,473        13,546            --
Hayward Industrial -- Wiegman........        1         CA        IND            --        2,773         8,393            --
Hempstead Highway Distribution
 Center..............................        2         TX        IND            --        1,255         9,087            --
Hintz Building.......................        1         IL        IND            --          420         1,259           246
Houston Industrial (Formerly Texas
 Industrial Portfolio)...............        5         TX        IND            --        3,009         9,066         1,087
Houston Service Center...............        3         TX        IND            --        3,800        11,401         1,962
International Multifoods.............        1         CA        IND            --        1,613         4,879           126
Itasca Industrial Portfolio..........        6         IL        IND            --        6,416        19,289         1,939
Jacksonville Air Cargo Centre........        1         FL        IND         3,175           --         3,255            --
Jamesburg............................        3         NJ        IND        23,376       11,700        35,101           870
JFK Air Cargo........................       20         NY        IND            --       15,434        45,660            --
JFK Air Cargo -- Alliance Fund I.....       16         NY        IND        19,679       10,085        29,748            --
JFK Airport Park.....................        1         NY        IND            --        2,350         7,251            --
Junction Industrial Park.............        4         CA        IND            --        7,875        23,975           920
Kent Centre Corporate Park...........        4         WA        IND            --        3,042         9,165           681
Kingsport Industrial Park............        7         WA        IND        16,813        7,919        23,798         1,019
L.A. County Industrial Portfolio.....        7         CA        IND            --        9,671        29,082           768
Laurelwood Drive.....................        2         CA        IND            --        2,750         8,538           115
LAX Air Cargo Centre.................        3         CA        IND         8,042           --        13,445            --
Lincoln Industrial Center............        1         TX        IND            --          671         2,052           192
Linden Industrial....................        1         NJ        IND            --          900         2,753            22

                                         GROSS AMOUNT CARRIED AT 12/31/00
                                       -------------------------------------                     YEAR OF
                                                   BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
              PROPERTY                   LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
              --------                 --------   ------------   -----------   ------------   -------------   ------------
Gateway Commerce Center..............  $  4,083    $   13,136    $   17,219      $    815         1999           5 - 40
Gateway Corporate Center.............     9,981        32,182        42,164         1,996         1999           5 - 40
Gateway North........................     5,932        18,545        24,476         1,159         1999           5 - 40
Greater Dallas Industrial
 Portfolio...........................     9,995        39,155        49,150         2,327         1997           5 - 40
Greater Houston Industrial
 Portfolio...........................     6,197        21,029        27,226         1,289         1998           5 - 40
Greenwood Industrial.................     4,729        15,321        20,051           949         1998           5 - 40
Hamilton Parkway (Formerly Lake
 Michigan Industrial)................     1,554         4,807         6,361           301         1997           5 - 40
Harris Business Center...............    13,396        40,408        53,804         2,547         2000           5 - 40
Harris Business Center -- Alliance
 Fund I..............................    11,235        34,326        45,561         2,157         2000           5 - 40
Harvest Business Park................     2,371         7,831        10,202           483         1997           5 - 40
Hawthorne LAX Cargo Center...........     2,775         8,377        11,152           528         2000           5 - 40
Hayward Industrial -- Hathaway.......     4,473        13,546        18,018           853         2000           5 - 40
Hayward Industrial -- Wiegman........     2,773         8,393        11,165           529         2000           5 - 40
Hempstead Highway Distribution
 Center..............................     1,255         9,692        10,947           518         2000           5 - 40
Hintz Building.......................       420         1,505         1,924            91         1998           5 - 40
Houston Industrial (Formerly Texas
 Industrial Portfolio)...............     3,009        10,153        13,162           623         1997           5 - 40
Houston Service Center...............     3,800        13,363        17,163           812         1998           5 - 40
International Multifoods.............     1,613         5,005         6,618           313         1997           5 - 40
Itasca Industrial Portfolio..........     6,416        21,228        27,644         1,309         1997           5 - 40
Jacksonville Air Cargo Centre........        --         3,255         3,255           154         2000           5 - 40
Jamesburg............................    11,700        35,971        47,672         2,257         1998           5 - 40
JFK Air Cargo........................    15,434        46,337        61,771         2,924         2000           5 - 40
JFK Air Cargo -- Alliance Fund I.....    10,085        30,363        40,448         1,915         2000           5 - 40
JFK Airport Park.....................     2,350         7,313         9,662           457         2000           5 - 40
Junction Industrial Park.............     7,875        24,895        32,770         1,551         1999           5 - 40
Kent Centre Corporate Park...........     3,042         9,846        12,888           610         1997           5 - 40
Kingsport Industrial Park............     7,919        24,817        32,737         1,550         1997           5 - 40
L.A. County Industrial Portfolio.....     9,671        29,850        39,521         1,871         1997           5 - 40
Laurelwood Drive.....................     2,750         8,653        11,403           540         1997           5 - 40
LAX Air Cargo Centre.................        --        13,445        13,445           636         2000           5 - 40
Lincoln Industrial Center............       671         2,244         2,914           138         1997           5 - 40
Linden Industrial....................       900         2,775         3,675           174         1999           5 - 40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                            INITIAL COST             COSTS
                                                                                       -----------------------    CAPITALIZED
                                         NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
              PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
              --------                -------------   --------   ----   ------------   --------   ------------   -------------
Linder Skokie........................        1         IL        IND      $     --     $  2,938    $    8,854      $  1,285
Locke Drive..........................        1         MA        IND            --        1,074         3,227            69
Lonestar.............................        7         TX        IND        16,956        7,129        21,428           583
Los Nietos...........................        4         CA        IND            --        2,518         7,624           149
MCI I Air Cargo Centre...............        1         MO        IND         5,460           --         7,258            --
MCI II Air Cargo Centre..............        1         MO        IND         9,695           --         9,726            --
Meadow Lane 495......................        1         NJ        IND            --          838         2,594            47
Meadowlands Cross Dock...............        1         NJ        IND            --        1,110         3,485            --
Meadowridge..........................        3         MD        IND            --        3,716        11,147           115
Melrose Park.........................        1         IL        IND            --        2,936         9,190           478
Mendota Heights......................        1         MN        IND           668        1,367         4,565         1,940
Metric Center........................        5         TX        IND            --       10,968        32,944           609
Miami Airport Business Center........        6         FL        IND            --        6,400        19,634           385
Milmont Page Business Center.........        3         CA        IND            --        3,201         9,642           397
Minneapolis Distribution Portfolio...        4         MN        IND            --        6,227        18,692         1,206
Minneapolis Industrial Portfolio
 IV..................................        4         MN        IND         7,790        4,938        14,854         1,571
Minneapolis Industrial V.............        7         MN        IND         6,017        4,426        13,317         1,372
Minnetonka...........................       10         MN        IND        12,006        6,794        20,380         2,321
Moffett Business Center (MBC
 Industrial).........................        4         CA        IND        12,138        5,892        17,716         2,974
Moffett Park R&D Portfolio...........       14         CA        IND            --       14,807        44,462         6,313
Murray Hill Parkway..................        2         NJ        IND            --        1,670         2,568         2,859
NDP -- Chicago (Formerly Glen Ellyn
 Rd. & Mitel Drive)..................        3         IL        IND            --        1,496         4,487           602
NDP -- Los Angeles...................        6         CA        IND        10,170        5,948        17,844         1,116
NDP -- Seattle.......................        4         WA        IND            --        3,888        11,663           584
Newark Airport.......................        2         NJ        IND         3,832        1,755         5,400            --
Norcross/Brookhollow Portfolio.......        4         GA        IND            --        3,721        11,180           500
Normandie Industrial.................        1         CA        IND            --        2,398         7,491            --
Northpointe Commerce.................        2         CA        IND            --        1,773         5,358           266
Northwest Business Center (Formerly
 Marietta Industrial)................        3         GA        IND            --        1,830         5,489           717
Northwest Crossing Distribution
 Center..............................        2         TX        IND            --          745         4,792            --
Northwest Distribution Center........        3         WA        IND            --        3,533        10,751           744
Oakland Ridge Industrial Center......       12         MD        IND         7,222        5,571        16,933         2,961

                                         GROSS AMOUNT CARRIED AT 12/31/00
                                       -------------------------------------                     YEAR OF
                                                   BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
              PROPERTY                   LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
              --------                 --------   ------------   -----------   ------------   -------------   ------------
Linder Skokie........................  $  2,938    $   10,139    $   13,077      $    619         1997           5 - 40
Locke Drive..........................     1,074         3,295         4,369           207         1998           5 - 40
Lonestar.............................     7,129        22,011        29,140         1,379         1997           5 - 40
Los Nietos...........................     2,518         7,772        10,290           487         1999           5 - 40
MCI I Air Cargo Centre...............        --         7,258         7,258           344         2000           5 - 40
MCI II Air Cargo Centre..............        --         9,726         9,726           460         2000           5 - 40
Meadow Lane 495......................       838         2,641         3,479           165         1999           5 - 40
Meadowlands Cross Dock...............     1,110         4,160         5,270           249         2000           5 - 40
Meadowridge..........................     3,716        11,262        14,978           709         1998           5 - 40
Melrose Park.........................     2,936         9,668        12,604           597         1997           5 - 40
Mendota Heights......................     1,367         6,505         7,872           373         1998           5 - 40
Metric Center........................    10,968        33,553        44,521         2,108         1997           5 - 40
Miami Airport Business Center........     6,400        20,018        26,418         1,251         1999           5 - 40
Milmont Page Business Center.........     3,201        10,039        13,240           627         1997           5 - 40
Minneapolis Distribution Portfolio...     6,227        19,898        26,125         1,237         1997           5 - 40
Minneapolis Industrial Portfolio
 IV..................................     4,938        16,425        21,363         1,011         1997           5 - 40
Minneapolis Industrial V.............     4,426        14,688        19,114           905         1997           5 - 40
Minnetonka...........................     6,794        22,702        29,495         1,396         1998           5 - 40
Moffett Business Center (MBC
 Industrial).........................     5,892        20,691        26,583         1,258         1997           5 - 40
Moffett Park R&D Portfolio...........    14,805        50,778        65,583         3,105         1997           5 - 40
Murray Hill Parkway..................     1,670         5,426         7,096           336         1999           5 - 40
NDP -- Chicago (Formerly Glen Ellyn
 Rd. & Mitel Drive)..................     1,496         5,089         6,585           312         1998           5 - 40
NDP -- Los Angeles...................     5,948        18,959        24,907         1,179         1998           5 - 40
NDP -- Seattle.......................     3,888        12,247        16,134           764         1998           5 - 40
Newark Airport.......................     1,755         5,416         7,171           339         2000           5 - 40
Norcross/Brookhollow Portfolio.......     3,721        11,680        15,401           729         1997           5 - 40
Normandie Industrial.................     2,398         7,504         9,902           469         2000           5 - 40
Northpointe Commerce.................     1,773         5,625         7,398           350         1997           5 - 40
Northwest Business Center (Formerly
 Marietta Industrial)................     1,830         6,206         8,036           380         1998           5 - 40
Northwest Crossing Distribution
 Center..............................       745         4,792         5,537           262         2000           5 - 40
Northwest Distribution Center........     3,533        11,495        15,028           711         1997           5 - 40
Oakland Ridge Industrial Center......     5,571        19,894        25,465         1,205         1999           5 - 40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                            INITIAL COST             COSTS
                                                                                       -----------------------    CAPITALIZED
                                         NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
              PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
              --------                -------------   --------   ----   ------------   --------   ------------   -------------
O'Hare Industrial Portfolio..........       15         IL        IND      $     --     $  7,357    $   22,112      $  1,723
Orlando Central Park (OCP)...........        2         FL        IND            --        1,779        79,082            --
Pacific Business Center..............        2         CA        IND         9,328        5,417        16,291           742
Pacific Service Center...............        1         GA        IND            --          504         1,511           549
Pardee Drive.........................        1         CA        IND            --          619         1,924             4
Parkway Business Center..............        1         MN        IND            --          475         1,425           395
Patuxent.............................        2         MD        IND            --        1,696         5,127           373
Peninsula Business Center III........        1         VA        IND            --          992         2,976            65
Penn James Office Warehouse..........        2         MN        IND            --        1,991         6,013           681
Pioneer Alburtis.....................        5         CA        IND            --        2,355         7,163           209
Porete Avenue Warehouse..............        1         NJ        IND         9,205        4,067        12,202         8,341
Presidents Drive.....................        6         FL        IND            --        3,687        11,307         1,025
Preston Court........................        1         MD        IND            --        2,313         7,192           224
Riverside Business Center (Formerly
 North GSW)..........................        2         TX        IND            --        1,000         8,988            --
Round Lake Business Center...........        1         MN        IND            --          875         2,625           343
Sand Lake Service Center.............        6         FL        IND            --           --            --         1,172
Scripps Sorrento.....................        1         CA        IND            --        1,110         3,330            32
Sea Tac I Air Cargo Centre...........        2         WA        IND         5,274           --        15,594            --
Sea Tac II Air Cargo Centre..........        1         WA        IND            --           --         3,056            --
Seattle Airport Industrial...........        1         WA        IND            --          619         1,923            --
Shawnee Industrial...................        1         GA        IND            --        7,531         2,026         2,481
Silicon Valley R&D Portfolio(*)......        6         CA        IND            --        8,024        24,205         2,975
Slauson Distribution Center..........        8         CA        IND            --        7,806        23,552            --
South Bay Industrial.................        7         CA        IND        18,693       14,992        45,016         3,393
South Point Business Park............        7         NC        IND        10,725        5,371        16,113           559
Southfield Industrial Portfolio......       13         GA        IND            --       11,827        35,730         1,491
Stadium Business Park................        9         CA        IND         4,582        3,768        11,345           413
Sunrise Industrial...................        4         FL        IND        13,593        6,266        18,798           304
Suwannee Creek Distribution
 Center(7)...........................        3         GA        IND            --        2,828        21,553            --
Sylvan...............................        1         GA        IND            --        1,946         5,905            33
Systematics..........................        1         CA        IND            --          911         2,773            40
Technology I.........................        2         MD        IND            --        1,657         5,049            63
Technology II........................        9         MD        IND         2,460       10,206         3,761        27,232

                                         GROSS AMOUNT CARRIED AT 12/31/00
                                       -------------------------------------                     YEAR OF
                                                   BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
              PROPERTY                   LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
              --------                 --------   ------------   -----------   ------------   -------------   ------------
O'Hare Industrial Portfolio..........  $  7,357    $   23,835    $   31,192      $  1,477         1997           5 - 40
Orlando Central Park (OCP)...........     1,779         9,748        11,527           546         1999           5 - 40
Pacific Business Center..............     5,417        17,033        22,450         1,063         1997           5 - 40
Pacific Service Center...............       504         2,060         2,564           121         1998           5 - 40
Pardee Drive.........................       619         1,929         2,547           121         1999           5 - 40
Parkway Business Center..............       475         1,820         2,295           109         1998           5 - 40
Patuxent.............................     1,696         5,501         7,196           341         1997           5 - 40
Peninsula Business Center III........       992         3,041         4,033           191         1998           5 - 40
Penn James Office Warehouse..........     1,991         6,694         8,684           411         1997           5 - 40
Pioneer Alburtis.....................     2,355         7,372         9,727           460         1999           5 - 40
Porete Avenue Warehouse..............     4,067        20,543        24,610         1,165         1998           5 - 40
Presidents Drive.....................     3,687        12,332        16,020           758         1997           5 - 40
Preston Court........................     2,313         7,416         9,728           461         1997           5 - 40
Riverside Business Center (Formerly
 North GSW)..........................     1,000         8,988         9,988           473         1999           5 - 40
Round Lake Business Center...........       875         2,968         3,843           182         1998           5 - 40
Sand Lake Service Center.............        --         1,172         1,172            55         1998           5 - 40
Scripps Sorrento.....................     1,110         3,363         4,473           212         1998           5 - 40
Sea Tac I Air Cargo Centre...........        --        15,594        15,594           738         2000           5 - 40
Sea Tac II Air Cargo Centre..........        --         3,056         3,056           145         2000           5 - 40
Seattle Airport Industrial...........       619         1,962         2,580           122         2000           5 - 40
Shawnee Industrial...................     9,557        12,038           570                       1999           5 - 40
Silicon Valley R&D Portfolio(*)......     8,024        27,180        35,205         1,667         1997           5 - 40
Slauson Distribution Center..........     7,806        23,552        31,358         1,484         2000           5 - 40
South Bay Industrial.................    14,992        48,409        63,402         3,001         1997           5 - 40
South Point Business Park............     5,371        16,672        22,043         1,043         1998           5 - 40
Southfield Industrial Portfolio......    11,827        37,221        49,048         2,322         1997           5 - 40
Stadium Business Park................     3,768        11,758        15,527           735         1997           5 - 40
Sunrise Industrial...................     6,266        19,102        25,368         1,201         1998           5 - 40
Suwannee Creek Distribution
 Center(7)...........................     2,828        21,553        24,381         1,154         1999           5 - 40
Sylvan...............................     1,946         5,938         7,884           373         1999           5 - 40
Systematics..........................       911         2,813         3,724           176         1997           5 - 40
Technology I.........................     1,657         5,112         6,769           320         1999           5 - 40
Technology II........................    10,206        30,993        41,200         1,950         1999           5 - 40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                            INITIAL COST             COSTS
                                                                                       -----------------------    CAPITALIZED
                                         NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
              PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
              --------                -------------   --------   ----   ------------   --------   ------------   -------------
TechRidge Phase IA...................        3         TX        IND      $ 15,500     $  6,348    $   19,044            --
The Rotunda..........................        2         MD        IND        13,020        4,400        17,736      $  1,109
Torrance Commerce Center.............        6         CA        IND            --        2,045         6,136           393
Twin Cities..........................        2         MN        IND            --        4,873        14,638         1,259
Two South Middlesex..................        1         NJ        IND            --        2,247         6,781           380
Valwood..............................        2         TX        IND         3,804        1,983         5,989           632
Van Nuys Airport Industrial..........        2         CA        IND            --        2,481         7,508            --
Viscount.............................        1         FL        IND            --          984         3,016           165
Walnut Drive (Formerly East Walnut
 Drive)..............................        1         CA        IND            --          964         2,918            41
Weigman Road.........................        1         CA        IND            --        1,563         4,688           169
West North Carrier...................        1         TX        IND         3,079        1,375         4,165           184
West Pac Air Cargo Centre............        1         PA        IND            --           --         9,906            --
Williams & Bouroughs.................        4         CA        IND            --          294         6,981         2,069
Willow Park Industrial Portfolio.....       21         CA        IND        23,643       25,590        76,771         6,819
Willowlake Industrial Park...........       10         TN        IND        29,654       11,997        35,990         9,675
Wilmington Avenue Wharehouse.........        3         CA        IND            --        5,561        19,429            --
Wilsonville..........................        1         OR        IND            --        3,407        13,493            55
Windsor Court........................        1         IL        IND            --          766         2,338            91
Wood Dale Industrial (Includes Bonnie
 Lane)...............................        5         IL        IND            --        2,769         8,456         1,023
Yosemite Drive.......................        1         CA        IND            --        2,350         7,051           251
Zanker/Charcot Industrial............        5         CA        IND            --        5,282        15,887           724
Around Lenox.........................        1         GA        RET        10,012        3,462        13,848         1,107
Howard and Western...................        1         IL        RET            --          700         2,983            44
Mazzeo...............................        1         MA        RET         3,716        1,477         4,432            39
The Plaza at Delray..................        1         FL        RET        22,287        6,968        27,914           783
                                           ---                            --------     --------    ----------      --------
       Total.........................      840                            $799,509     $817,761    $2,708,489      $277,551
                                           ===                            ========     ========    ==========      ========

                                         GROSS AMOUNT CARRIED AT 12/31/00
                                       -------------------------------------                     YEAR OF
                                                   BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
              PROPERTY                   LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
              --------                 --------   ------------   -----------   ------------   -------------   ------------
TechRidge Phase IA...................  $  6,348    $   19,044    $   25,392      $  1,202         2000           5 - 40
The Rotunda..........................     4,400        18,845        23,246         1,100         1999           5 - 40
Torrance Commerce Center.............     2,045         6,530         8,575           406         1998           5 - 40
Twin Cities..........................     4,873        15,897        20,770           983         1997           5 - 40
Two South Middlesex..................     2,247         7,162         9,409           445         1997           5 - 40
Valwood..............................     1,983         6,621         8,604           407         1997           5 - 40
Van Nuys Airport Industrial..........     2,481         9,496        11,977           567         2000           5 - 40
Viscount.............................       984         3,182         4,165           197         1997           5 - 40
Walnut Drive (Formerly East Walnut
 Drive)..............................       964         2,959         3,922           186         1997           5 - 40
Weigman Road.........................     1,563         4,857         6,420           304         1997           5 - 40
West North Carrier...................     1,375         4,349         5,724           271         1997           5 - 40
West Pac Air Cargo Centre............        --         9,906         9,906           469         2000           5 - 40
Williams & Bouroughs.................     2,294         7,050         9,344           442         1999           5 - 40
Willow Park Industrial Portfolio.....    25,590        83,590       109,180         5,168         1998           5 - 40
Willowlake Industrial Park...........    11,997        45,665        57,662         2,730         1998           5 - 40
Wilmington Avenue Wharehouse.........     5,561        19,429        24,991         1,183         1999           5 - 40
Wilsonville..........................     3,407        13,548        16,955           803         1998           5 - 40
Windsor Court........................       766         2,429         3,195           151         1997           5 - 40
Wood Dale Industrial (Includes Bonnie
 Lane)...............................     2,769         9,478        12,247           580         1999           5 - 40
Yosemite Drive.......................     2,350         7,301         9,652           457         1997           5 - 40
Zanker/Charcot Industrial............     5,282        16,611        21,894         1,036         1997           5 - 40
Around Lenox.........................     3,462        14,955        18,417           872         1998           5 - 40
Howard and Western...................       709         3,019         3,728           176         1999           5 - 40
Mazzeo...............................     1,477         4,470         5,948           282         1998           5 - 40
The Plaza at Delray..................     6,968        28,697        35,666         1,688         1997           5 - 40
                                       --------    ----------    ----------      --------
       Total.........................  $833,325    $2,915,537    $3,748,862      $177,467
                                       ========    ==========    ==========      ========

                               AMB PROPERTY, L.P.

                                  SCHEDULE III
       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

---------------
(1) As of December 31, 2000, properties with a gross book value of $173.1 million, serves as collateral for outstanding indebtedness under a secured debt facility of $73.0 million.

(2) Reconciliation of total cost to Consolidated Balance Sheet caption at December 31, 2000:

Total per Schedule III(4)...................................  $3,748,862
Construction in process(5)..................................     277,735
                                                              ----------
          Total investments in properties...................  $4,026,597
                                                              ==========

(3) As of December 31, 2000, the aggregate cost for federal income tax purposes of investments in real estate was $3,567,229.

(4) A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2000, is as follows:

Investment in Real Estate:
  Balance at beginning of year..............................  $3,064,137
  Acquisition of properties(6)..............................     729,972
  Improvements, including properties under
     development/redevelopment..............................     229,395
  Divestiture of properties.................................    (162,470)
  Adjustment for properties held for divestiture............    (112,172)
                                                              ----------
  Balance at end of year....................................  $3,748,862
                                                              ==========
Accumulated Depreciation:
  Balance at beginning of year..............................  $  103,558
  Depreciation expense......................................      96,258
  Adjustment for properties divested........................     (11,429)
  Adjustment for properties held for divestiture............     (10,920)
                                                              ----------
  Balance at end of year....................................  $  177,467
                                                              ==========

(5) Includes $226.5 million of fundings for projects under development at December 31, 2000.

(6) Excludes investment of $13.2 million in unconsolidated joint ventures.

                               AMB PROPERTY, L.P.

                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                            AS OF DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                                            MORTGAGE
                        DESCRIPTION                             RATE        MATURITY       RECEIVABLE
                        -----------                             ----        --------       ----------
Construction Loan - Pier 1 (1)..............................    11.00%     March 2001       $ 36,969
First Mortgage - Manhattan Village Shopping Center (2)......     8.75%   September 2001       79,000
                                                                                            --------
         Total..............................................                                $115,969
                                                                                            ========

---------------

(1) The Operating Partnership financed the development of office space in an historical San Francisco landmark that it holds in an unconsolidated joint venture. The loan is to be replaced with permanent financing in 2001.

(2) During 2000, the Operating Partnership sold a retail center in California for $89.0 million. The Operating Partnership carries a mortgage on this retail center sale. This mortgage has a one-year extension option.

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Fourth Amended and Restated Partnership Agreement of Limited
          Partnership of AMB Property, L.P. (incorporated herein by
          reference as Exhibit 10.1 to the Registrants Current Report on Form 8-K filed on August 15, 2000).
 3.2      First Amendment to the Fourth Amended and Restated Agreement
          of Limited Partnership of AMB Property, L.P.
 4.1      Indenture dated as of June 30, 1998, by and among AMB
          Property, L.P., the Registrant and State Street Bank and
          Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
          Statement on Form S-11 (No. 333-49163)).
 4.2      First Supplemental Indenture dated as of June 30, 1998 by
          and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.2 of the
          Registrant's Registration Statement Form S-11 (No.
          333-49163)).
 4.3      Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.3 of the
          Registrant's Registration Statement on Form S-11 (No.
          333-49163)).
 4.4      Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.4 of the
          Registrant's Registration Statement on Form S-11 (No.
          333-49163)).
 4.5      Fourth Supplemental Indenture, by and among AMB Property,
          L.P., AMB Property Corporation and State Street Bank and
          Trust Company of California, N.A., as trustee (incorporated herein by reference as Exhibit 4.1 of the Registrant's
          Current Report on Form 8-K/A filed on November 9, 2000).
 4.6      $30,000,000 7.925% Fixed Rate Note No. 1 dated August 18,
          2000, attaching the Parent Guarantee dated August 18, 2000.
 4.7      $25,000,000 7.925% Fixed Rate Note No. 2 dated September 12,
          2000, attaching the Parent Guarantee dated September 12,
          2000.
 4.8      $50,000,000 8.00% Fixed Rate Note No. 3 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000.
 4.9      $25,000,000 8.000% Fixed Rate Note No. 4 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000.
 4.10     $50,000,000 7.20% Fixed Rate Note No. 5 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.1 of the
          Registrant's Current Report on Form 8-K filed on January 8,
          2001).
 4.11     $50,000,000 7.20% Fixed Rate Note No. 6 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.2 of the
          Registrant's Current Report on Form 8-K filed on January 8,
          2001).
 4.12     $50,000,000 7.20% Fixed Rate Note No. 7 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.3 of the
          Registrant's Current Report on Form 8-K filed on January 8,
          2001).
 4.13     Specimen of 7.10% Notes due 2008 (included in the First
          Supplemental Indenture incorporated by reference as Exhibit
          4.2 of the Registrant's Registration Statement on Form S-11
          (No. 333-49163)).
 4.14     Specimen of 7.50% Notes due 2018 (included in the Second
          Supplemental Indenture incorporated by reference as Exhibit
          4.3 of the Registrant's Registration Statement on Form S-11
          (No. 333-49163)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.15     Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of the Registrant's Registration Statement on
          Form S-11 (No. 333-49163)).
 4.16     $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9,
          2001, attaching the Parent Guarantee dated January 9, 2001
          (incorporated herein by reference to Exhibit 4.1 of the
          Registrant's Current Report on Form 8-K filed on January 31,
          2001).
10.1      Distribution Agreement dated August 15, 2000, by and among
          Registrant, AMB Property Corporation, Morgan Stanley & Co.,
          Incorporated, Banc of America Securities LLC, Banc One
          Capital Markets, Inc., Chase Securities, Inc., Merrill
          Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan
          Securities Inc., and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 1.1 of Registrant's Current
          Report on Form 8-K/A filed on November 9, 2000).
10.2      Terms Agreement dated as of December 14, 2000, by and
          between Morgan Stanley & Co., Incorporated and J.P. Morgan
          Securities Inc. and Registrant (incorporated herein by
          reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on January 8, 2001).
10.3      Terms Agreement dated as of January 4, 2001, by and between
          A.G. Edwards & Sons, Inc. and Registrant (incorporated
          herein by reference to Exhibit 1.1 of the Registrant's
          Current Report on Form 8-K filed on January 31, 2001).
10.4      Terms Agreement dated as of March 2, 2001, by and among
          First Union Securities, Inc., Registrant and AMB Property
          Corporation (incorporated by reference to Exhibit 1.1 of
          Registrants' current report on Form 8-K filed on March 16,
          2001).
10.5      Form of Change in Control and Noncompetition Agreement
          between AMB Property Corporation and Executive Officers
          (incorporated by reference to AMB Property Corporation's
          Annual Report on Form 10-K for the year ended December 31,
          1998).
10.6      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among Registrant, AMB Property II, L.P.,
          Long Gate, L.L.C. and BPP Retail, LLC, regarding the
          transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.7      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among Registrant, AMB Property II, L.P.,
          Long Gate, L.L.C. and BPP Retail, LLC, regarding the
          transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.8      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among Registrant, AMB Property II, L.P.,
          Long Gate, L.L.C. and BPP Retail, LLC, regarding the
          transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.9      Second Amended and Restated 1997 Stock Option and Incentive
          Plan of AMB Property Corporation (incorporated by reference to Exhibit 10.5 of AMB Property Corporation's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.10     Ninth Amended and Restated Agreement of Limited Partnership
          of AMB Property II, L.P., dated March 21, 2001 (incorporated by reference to Exhibit 10.1 of the Registrant's Current
          Report on Form 8-K filed on March 23, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.11     Revolving Credit Agreement dated as of May 24, 2000, among
          Registrant, the banks listed therein, Morgan Guaranty Trust
          Company of New York, as Administrative Agent, Bank of
          America, N.A., as Syndication Agent, the Chase Manhattan
          Bank, as Documentation Agent, J.P. Morgan Securities Inc.
          and Banc of America Securities LLC, as Joint Lead Arrangers
          and Joint Bookmanagers, Bank one, NA, Commerzbank
          Aktiengesellschaft, PNC Bank National Association and
          Wachovia Bank, N.A., as Managing Agents and Banks Trust
          Company and Dresdner Bank AG, New York and Grand Cayman
          Branches, as Co-Agents (incorporated by reference to Exhibit
          10.1 of the Registrant's Current Report on Form 8-K filed on
          June 16, 2000).
10.12     Guaranty of Payment made as of May 24, 2000, between AMB
          Property Corporation and Morgan Guaranty Trust Company of
          New York, as administrative agent for the banks listed on
          the signature page of the Revolving Credit Agreement
          (incorporated herein by reference to Exhibit 10.2 of the
          Registrant's Current Report on Form 8-K filed on June 16,
          2000).
10.13     Credit Agreement dated as of September 27, 1999, among AMB
          Institutional Alliance Fund I, L.P., AMB Institutional
          Alliance REIT I, Inc., the Lenders and issuing parties
          thereto, BT Realty Resources, Inc. and Chase Manhattan Bank
          (incorporated by reference to Exhibit 10.3 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
21.1      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (included in Part IV of this Form 10-K).