Form 10-Q
period 2001-03-31
AMB PROPERTY LP
filed 2001-05-15
CIK 1045610

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                ----------------
                                    FORM 10-Q
                                ----------------


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                               AMB PROPERTY, L.P.

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 2001, and December 31, 2000.............................      1

         Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000............      2

         Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000............      3

         Consolidated Statement of Partners' Capital for the three months ended March 31, 2001...............      4

         Notes to Consolidated Financial Statements..........................................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................     26


                                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................     27

Item 2.  Changes in Securities and Use of Proceeds...........................................................     27

Item 3.  Defaults Upon Senior Securities.....................................................................     27

Item 4.  Submission of Matters to a Vote of Security Holders.................................................     27

Item 5.  Other Information...................................................................................     27

Item 6.  Exhibits and Reports on Form 8-K....................................................................     37

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               AMB PROPERTY, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
             (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                            ASSETS                                 MARCH 31,         DECEMBER 31,
                                                                                                     2001                2000
                                                                                                  -----------        ------------
Investments in real estate:
  Land and improvements ..................................................................        $   840,691         $   833,325
  Buildings and improvements .............................................................          2,989,110           2,915,537
  Construction in progress ...............................................................            254,998             277,735
                                                                                                  -----------         -----------
          Total investments in properties ................................................          4,084,799           4,026,597
  Accumulated depreciation and amortization ..............................................           (202,188)           (177,467)
                                                                                                  -----------         -----------
       Net investments in properties .....................................................          3,882,611           3,849,130
Investments in unconsolidated joint ventures .............................................             85,317              80,432
Properties held for divestiture, net .....................................................            236,746             197,146
                                                                                                  -----------         -----------
       Net investments in real estate ....................................................          4,204,674           4,126,708
Cash and cash equivalents ................................................................             98,627              20,358
Restricted cash and cash equivalents .....................................................             53,597              22,364
Mortgage receivables .....................................................................            121,297             115,969
Accounts receivable, net .................................................................             67,482              69,874
Investments in affiliated companies ......................................................             47,285              35,731
Investments in other companies, net ......................................................             15,343              15,965
Other assets .............................................................................             29,839              18,657
                                                                                                  -----------         -----------
          Total assets ...................................................................        $ 4,638,144         $ 4,425,626
                                                                                                  ===========         ===========

                                                  LIABILITIES AND PARTNERS' CAPITAL

Debt:
  Secured debt ...........................................................................        $ 1,014,054         $   940,276
  Unsecured senior debt securities .......................................................            755,000             680,000
  Unsecured credit facility ..............................................................             94,000             216,000
                                                                                                  -----------         -----------
          Total debt .....................................................................          1,863,054           1,836,276
Other liabilities ........................................................................            177,915             147,042
                                                                                                  -----------         -----------
          Total liabilities ..............................................................          2,040,969           1,983,318
Commitments and contingencies (note 12)
Minority interests .......................................................................            633,911             496,405
Partners' capital:
  General Partner, 84,749,075 and 83,909,340 units outstanding, respectively,
     and 4,000,000 Series A preferred units with a $100,000 liquidation preference .......          1,796,892           1,767,930
  Limited Partners, 5,229,620 and 5,827,917 units outstanding respectively,
     and 1,300,000 Series B preferred units with a $65,000 liquidation preference ........            166,372             177,973
                                                                                                  -----------         -----------
          Total partners' capital ........................................................          1,963,264           1,945,903
                                                                                                  -----------         -----------
          Total liabilities and partners' capital ........................................        $ 4,638,144         $ 4,425,626
                                                                                                  ===========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ---------------------------------
                                                                                    2001                2000
                                                                                ------------         ------------
REVENUES
  Rental revenues ......................................................        $    135,801         $    108,266
  Equity in earnings of unconsolidated joint ventures ..................               1,474                1,242
  Investment management income .........................................               2,420                  396
  Interest and other income ............................................               5,139                  419
                                                                                ------------         ------------
          Total revenues ...............................................             144,834              110,323
OPERATING EXPENSES
  Property operating expenses ..........................................              16,339               11,477
  Real estate taxes ....................................................              16,581               13,496
  Interest, including amortization .....................................              31,552               20,342
  Depreciation and amortization ........................................              26,854               19,192
  General and administrative ...........................................               8,183                5,351
  Loss on investments in other companies ...............................               4,655                   --
                                                                                ------------         ------------
          Total operating expenses .....................................             104,164               69,858
                                                                                ------------         ------------
     Income from operations before minority interests ..................              40,670               40,465
  Minority interests' share of net income ..............................              (9,820)              (6,065)
                                                                                ------------         ------------
     Net income before gain/(loss) from divestiture of real estate .....              30,850               34,400
  Gain/(loss) from divestitures of real estate .........................              16,767                  (11)
                                                                                ------------         ------------
     Net income ........................................................              47,617               34,389
  Series A preferred unit distributions ................................              (2,125)              (2,125)
  Series B preferred unit distributions ................................              (1,402)              (1,402)
                                                                                ------------         ------------
     Net income available to common unitholders ........................        $     44,090         $     30,862
                                                                                ============         ============

Income available to common unitholders attributable to:
  General partner ......................................................              42,315               28,920
  Limited partner ......................................................               1,775                1,942
                                                                                ------------         ------------
     Net income available to common unitholders ........................        $     44,090         $     30,862
                                                                                ============         ============

NET INCOME PER COMMON UNIT
  Basic ................................................................        $       0.49         $       0.34
                                                                                ============         ============
  Diluted ..............................................................        $       0.49         $       0.34
                                                                                ============         ============

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
  Basic ................................................................          89,669,950           89,693,900
                                                                                ============         ============
  Diluted ..............................................................          90,494,874           89,707,941
                                                                                ============         ============


       The accompanying notes are an integral part of these consolidated financial statements.

                                AMB PROPERTY, L.P

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              --------------------------
                                                                                                2001              2000
                                                                                              ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................................        $  47,640         $ 34,389
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ......................................................           26,854           19,192
  Loss on investments in other companies .............................................            4,655               --
  Straight-line rents ................................................................           (1,325)          (3,160)
  Amortization of debt premiums and financing costs ..................................              451           (1,337)
  Minority interests' share of net income ............................................            9,797            6,065
  (Gain)/loss on divestitures of real estate .........................................          (16,767)              11
  Equity in (earnings)/losses of AMB Investment Management ...........................             (149)               5
  Equity in (earnings) of unconsolidated joint ventures ..............................           (1,474)          (1,242)
Changes in assets and liabilities:
  Other assets .......................................................................          (24,005)         (17,487)
  Other liabilities ..................................................................           30,874            8,328
                                                                                              ---------         --------
     Net cash provided by operating activities .......................................           76,551           44,764
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents .......................................          (61,528)          41,275
Cash paid for property acquisitions ..................................................          (93,414)         (34,460)
Additions to land, building, development costs and other first generation
  improvements .......................................................................          (22,873)         (65,660)
Additions to second generation building improvements and lease costs .................           (7,426)          (6,991)
Additions to interest in unconsolidated joint ventures ...............................           (4,584)            (847)
Distributions received from unconsolidated joint ventures ............................            1,173            1,032
Net proceeds from divestitures of real estate ........................................           30,295           12,351
                                                                                              ---------         --------
     Net cash used in investing activities ...........................................         (158,357)         (53,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units .............................................................            1,020              269
Borrowings on unsecured credit facility ..............................................          119,000           22,000
Borrowings on secured debt ...........................................................           81,074           60,624
Payments on unsecured credit facility ................................................         (241,000)         (62,000)
Payments on Alliance Fund I credit facility ..........................................               --          (27,000)
Payments on secured debt .............................................................           (6,092)          (2,912)
Payment of financing fees ............................................................             (624)              --
Net proceeds from issuance of unsecured senior debt securities .......................           74,563               --
Net proceeds from issuance of preferred units ........................................           24,863           19,581
Contributions from investors in AMB Partners II ......................................           50,000               --
Contributions from investors in AMB-SGP ..............................................           75,000               --
Contributions from investors in the Alliance Fund I ..................................               --            1,381
Distributions paid to common and preferred unitholders ...............................           (3,527)          (3,527)
Distributions to limited partners' minority interests, including preferred units .....          (14,202)          (6,530)
                                                                                              ---------         --------
     Net cash provided by financing activities .......................................          160,075            1,886
                                                                                              ---------         --------
Net increase (decrease) in cash and cash equivalents .................................           78,269           (6,650)
Cash and cash equivalents at beginning of period .....................................           20,358           33,312
                                                                                              ---------         --------
Cash and cash equivalents at end of period ...........................................        $  98,627         $ 26,662
                                                                                              =========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest ..................................        $  35,033         $ 12,850
                                                                                              =========         ========


       The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                GENERAL PARTNER
                                             --------------------------------------------------------
                                                 PREFERRED UNITS                 COMMON UNITS
                                             ------------------------     ---------------------------
                                               UNITS           AMOUNT       UNITS            AMOUNT
                                             ---------        -------     ----------       ----------
BALANCE AT DECEMBER 31, 2000...............  4,000,000        $96,100     83,909,340       $1,671,830
Comprehensive income:
 Net Income................................                     2,125                          42,315
 Realized loss on securities...............                        --                           3,732
  Total comprehensive income...............
Issuance of common limited partnership
  units in connection  with issuance of
  restricted-stock.........................                        --        196,517            4,836
Issuance of common limited partnership
  units in connection with the exercise
  of stock-options.........................                        --         44,921            1,020
Conversion of operating partnership
  units to common stock....................                        --        598,297           14,374
Deferred compensation......................                        --                          (4,834)
Deferred compensation amortization.........                        --                             304
Reallocation of interests and other........                        --                             782
Distributions..............................                    (2,125)                        (33,567)
                                             ---------        -------     ----------       ----------
BALANCE AT MARCH 31, 2001..................  4,000,000        $96,100     84,749,075       $1,700,792
                                             =========        =======     ==========       ==========


                                                                 LIMITED PARTNERS
                                             ------------------------------------------------------------
                                                  PREFERRED UNITS                    COMMON UNITS
                                             -------------------------        ---------------------------
                                               UNITS           AMOUNT           UNITS             AMOUNT        TOTAL
                                             ---------         -------        ---------          --------      ----------
BALANCE AT DECEMBER 31, 2000...............  1,300,000         $62,319        5,827,917          $115,654      $1,945,903
Comprehensive income:
 Net Income................................         --           1,402               --             1,775
 Realized loss on securities...............         --                               --               230
  Total comprehensive income...............                                                                        51,579
Issuance of common limited partnership
  units in connection  with issuance of
  restricted-stock.........................         --                               --                --           4,836
Issuance of common limited partnership
  units in connection with the exercise
  of stock-options.........................         --                               --                --           1,020
Conversion of operating partnership
  units to common stock....................         --                         (598,297)          (10,758)          3,616
Deferred compensation......................         --                               --                --          (4,834)
Deferred compensation amortization.........         --                               --                --             304
Reallocation of interests..................         --                               --              (782)             --
Distributions..............................         --          (1,402)              --            (2,066)        (39,160)
                                             ---------         -------        ---------          --------      ----------
BALANCE AT MARCH 31, 2001..................  1,300,000         $62,319        5,229,620          $104,053      $1,963,264
                                             =========         =======        =========          ========      ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

        As of March 31, 2001, the Company owned an approximate 94.2% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.8% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Operating Partnership's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

        The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital to fund certain acquisitions and development and renovation projects. As of March 31, 2001, the Operating Partnership had investments in four co-investment joint ventures, which are consolidated for financial reporting purposes.

        AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"), provides real estate investment services on a fee basis to clients. The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a former executive officer of AMB Investment Management collectively purchased 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation, (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation conducts a variety of businesses that include incremental income programs, such as the Company's Customer Assist Program and, to a limited extent, development projects available for sale to third parties. The Operating Partnership accounts for its investments in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

        As of March 31, 2001, the Operating Partnership owned 859 industrial buildings and eight retail centers, located in 27 markets throughout the United States. The Operating Partnership's strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. As of March 31, 2001, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 77.4 million rentable square feet and were 96.0% leased to over 2,787 tenants. As of March 31, 2001, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.3 million rentable square feet and were 86.5% leased to over 170 tenants.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


2. INTERIM FINANCIAL STATEMENTS

        The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Operating Partnership's consolidated financial position and results of operations for the interim periods.

        The interim results of the three months ended March 31, 2001 and 2000, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

        Investments in other companies are accounted for on a cost basis and realized gains and losses are included in current earnings. For its investments in public companies, the Operating Partnership calculates the fair market value using the closing price on the balance sheet date and any unrealized gains or losses due to temporary impairment are included in equity, not in current earnings. For its investments in private companies, the Operating Partnership periodically reviews its investments and management determines if the value of such investments have been permanently impaired. Permanent impairment losses for investments in public and private companies are included in current earnings. During the first quarter of 2001, the Operating Partnership recognized a realized loss on its investment in Webvan Group, Inc. The Operating Partnership had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income.

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


3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

        During the first quarter of 2001, the Operating Partnership invested $93.4 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.8 million square feet, which included the investment of $42.5 million in operating properties, consisting of eight industrial buildings aggregating approximately 0.9 million square feet for two of the Operating Partnership's joint ventures.

        During the first quarter of 2001, the Operating Partnership also contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet, to two of its co-investment joint ventures. The Operating Partnership recognized a gain of $16.8 million on the contributions.

        The Operating Partnership also initiated one new development project during the first quarter, which will aggregate approximately 0.1 million square feet and have a total estimated cost of $4.9 million upon completion. As of March 31, 2001, the Operating Partnership had 19 industrial projects, which will total approximately 5.2 million square feet and have an aggregate estimated investment of $290.8 million upon completion, in its development pipeline. It also had three retail projects, which will total approximately 0.5 million square feet and have an aggregate estimated investment of $77.6 million upon completion, in its development pipeline. As of March 31, 2001, the Operating Partnership and its Development Alliance Partners have funded an aggregate of $222.0 million and will need to fund an estimated additional $146.4 million in order to complete projects currently under construction.

        As of March 31, 2001, the Operating Partnership also had two industrial projects, which will total approximately 1.1 million square feet upon completion, in its development pipeline. These two development projects are recorded under the equity method for financial reporting purposes.

4. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

        Property Divestitures. During the quarter, the Operating Partnership divested itself of six industrial buildings located in Illinois and Maryland, aggregating approximately 0.6 million square feet, for an aggregate price of $31.5 million, with a resulting net loss of $0.1 million.

        Properties Held for Divestiture. The Operating Partnership has decided to divest itself of two retail centers and 27 industrial buildings, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2001, the net carrying value of the properties held for divestiture was $236.7 million.

        The following summarizes the condensed results of operations of the properties held for divestiture (dollars in thousands):

                         PROPERTIES HELD FOR DIVESTITURE

       THREE MONTHS ENDED MARCH 31,                       2001      2000
                                                          ----      ----
       Income....................................        $7,133    $6,485
       Property operating expenses...............         1,791     1,503
                                                         ------    ------
         Net operating income....................        $5,342    $4,982
                                                         ======    ======


5. MORTGAGE RECEIVABLES

        In September 2000, the Operating Partnership sold a retail center located in Los Angeles, California. The Operating Partnership carries an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The mortgage note matures in September 2001 and has a one-year extension option.

        The Operating Partnership also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 11.0% and matures in November 2001. As of March 31, 2001, the outstanding balance on the note was $42.3 million.


6. DEBT

        As of March 31, 2001, and December 31, 2000, debt consisted of the following (dollars in thousands):

                                                                     MARCH 31,  DECEMBER 31,
                                                                       2001         2000
                                                                    ----------  ------------
Secured debt, varying interest rates from 4.0% to 10.4%
  due November 2001 to June 2023...............................     $1,004,798   $  930,418
Unsecured senior debt securities, weighted average interest
  rate of 7.3% due June 2005 to June 2018......................        755,000      680,000
Unsecured credit facility, variable interest at LIBOR plus
  75 basis points (weighted average interest rate of
  6.0% at March 31, 2001) due May 2003.........................         94,000      216,000
                                                                     ---------   ----------
     Subtotal..................................................      1,853,798    1,826,418
     Unamortized premiums......................................          9,256        9,858
                                                                     ---------   ----------
          Total consolidated debt..............................     $1,863,054   $1,836,276
                                                                    ==========   ==========

        Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of March 31, 2001, the total gross investment book value of those properties secured by debt was $1.6 billion. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $30.8 million, which bear interest at variable rates (with a weighted average interest rate of 6.7% at March 31, 2001). The secured debt has various financial and

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at March 31, 2001. Additionally, certain secured debt is cross-collateralized.

        Interest on the senior debt securities is payable semiannually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at March 31, 2001.

        In August 2000, the Operating Partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company. In January 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. The Company has guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The Operating Partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, the Operating Partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. The Company has guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The Operating Partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties.

        In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company is a guarantor of the Operating Partnership's obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The credit facility has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at March 31, 2001. The Operating Partnership has the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At March 31, 2001, the remaining amount available under the credit facility was $406.0 million (excluding the additional $200.0 million of potential additional capacity).

        Capitalized interest related to construction projects for the three months ended March 31, 2001 and 2000, was $3.6 million and $3.0 million, respectively.

        The scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, as of March 31, 2001, were (dollars in thousands):

                                                  UNSECURED
                                          JOINT     SENIOR    UNSECURED
                              SECURED    VENTURE    DEBT       CREDIT
                               DEBT       DEBT    SECURITIES  FACILITY     TOTAL
                             --------   --------  ----------  --------- ----------
2001..................       $  9,451   $ 34,116   $     --   $    --   $   43,567
2002..................         29,148     47,590         --        --       76,738
2003..................         72,638      8,380         --    94,000      175,018
2004..................         71,106     21,925         --        --       93,031
2005..................         64,250     31,698    250,000        --      345,948
2006..................        114,803     35,385     25,000        --      175,188
2007..................         32,181     21,567     55,000        --      108,748
2008..................         33,604    111,013    175,000        --      319,617
2009..................          5,176     28,182         --        --       33,358
2010..................         52,780     67,818     75,000        --      195,598
2011..................          1,311     83,751     50,000        --      135,062
Thereafter............          3,307     23,618    125,000        --      151,925
                             --------   --------   --------    ------   ----------
                             $489,755   $515,043   $755,000   $94,000   $1,853,798
                             ========   ========   ========   ========  ==========

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


7. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES

        Minority interests in the Operating Partnership represent the limited partnership interests in a subsidiary of the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 25.3 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Operating Partnership owns a majority interest; or (2) the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

        The Operating Partnership, together with one of its affiliates, owns, as of March 31, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. ("Alliance Fund I"). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. ("Alliance REIT I"), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of March 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, created a total planned capitalization of $410.0 million.

        On February 14, 2001, the Operating Partnership formed a partnership, AMB Partners II, L.P. ("Partners II") with the City and County of San Francisco Employees' Retirement System ("CCSFERS") to acquire, manage, develop, and redevelop distribution facilities nationwide. As of March 31, 2001, AMB Partners II had received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, created a total planned capitalization of $250.0 million.

        On March 26, 2001, the Operating Partnership formed a joint venture, AMB-SGP, L.P. ("AMB-SGP"), with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation ("GIC"), to own and operate, through a private real estate investment trust, distribution facilities nationwide. As of March 31, 2001, AMB-SGP had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, created a total planned capitalization of $335.0 million.

        The following table distinguishes the minority interest liability and the minority interests' share of net income (dollars in thousands):

                                                                                                          MINORITY
                                                                                                        INTEREST SHARE
                                                                                                        OF NET INCOME
                                                                                 MINORITY INTEREST       THREE MONTHS
                                                                                 LIABILITY AS OF             ENDED
                                                                                  MARCH 31, 2001        MARCH 31, 2001
                                                                                 -----------------      ---------------
Joint venture partners...................................................            $ 21,965               $  922
Separate account co-investors............................................             158,804                1,440
Alliance REIT I's interest in Alliance Fund I............................             172,550                2,002
Series C preferred units (liquidation preference of $110,000)............             105,844                2,406
Series D preferred units (liquidation preference of $79,767).............              77,686                1,545
Series E preferred units (liquidation preference of $11,022).............              10,790                  214
Series F preferred units (liquidation preference of $19,872).............              19,534                  395
Series G preferred units (liquidation preference of $1,000)..............                 952                   20
Series H preferred units (liquidation preference of $42,000).............              40,923                  853
Series I preferred units (liquidation preference of $25,500).............              24,863                   23
                                                                                     --------               ------
          Total..........................................................            $633,911               $9,820
                                                                                     ========               ======

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


8. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        The Operating Partnership has non-controlling limited partnership interests in three separate unconsolidated equity investment joint ventures. The Operating Partnership has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Operating Partnership also has a 50% interest in each of two other operating and development alliance joint ventures. For the three months ended March 31, 2001 and 2000, the Operating Partnership's share of net operating income was $2.3 million and $2.0 million, respectively, and, as of March 31, 2001, the Operating Partnership's share of the unconsolidated joint ventures' debt was $30.1 million, with a weighted average interest rate of 6.6% and a weighted average maturity of 4.1 years.


9. PARTNERS' CAPITAL

        On March 21, 2001, AMB Property II, L.P., one of the Operating Partnership's subsidiaries, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from the Operating Partnership and to make a loan to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

        During the first quarter of 2001, the Operating Partnership redeemed 598,297 of its limited partnership units for shares of the Company's common stock.

        The Company's board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of common stock. During the quarter ended March 31, 2001, the Company did not repurchase any shares of its common stock under this program. The Company's stock repurchase program expires in December 2001.

        The following table sets forth the distributions for the three months ended March 31, 2001 and 2000:

        SECURITY                           PAYING ENTITY             2001         2000
        --------                           -------------             ----         ----
Common limited parnership units        Operating Partnership        $0.395      $0.370
Series A preferred units               Operating Partnership        $0.531      $0.531
Series B preferred units               Operating Partnership        $1.078      $1.078
Series C preferred units               AMB Property II, L.P.        $1.094      $1.094
Series D preferred units               AMB Property II, L.P.        $0.969      $0.969
Series E preferred units               AMB Property II, L.P.        $0.969      $0.969
Series F preferred units               AMB Property II, L.P.        $0.994      $0.109
Series G preferred units               AMB Property II, L.P.        $0.994       n/a
Series H preferred units               AMB Property II, L.P.        $1.016       n/a
Series I preferred units               AMB Property II, L.P.        $0.044       n/a


10. INCOME PER COMMON UNIT

        The Operating Partnership's only dilutive securities outstanding for the three months ended March 31, 2001 and 2000, were stock options granted under the Company's stock incentive plan. The effect of the stock options was to increase weighted average common

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


limited partnership units outstanding by 824,924 and 14,041 units for the three months ended March 31, 2001 and 2000, respectively. Such dilution was computed using the treasury stock method.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

11. SEGMENT INFORMATION

        The Operating Partnership operates industrial and retail properties nationwide and manages its business by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. As of March 31, 2001, the Operating Partnership operated in eight hub and gateway markets in addition to 19 other markets nationwide. Retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment. The Operating Partnership's properties are managed separately because each segment requires different operating, pricing, and leasing strategies.

        During the first quarter of 2001, the Operating Partnership split its industrial market into hub and gateway markets and other markets. Within the hub and gateway market categorization, the Operating Partnership operates in eight major U.S. markets. The other industrial market category captures all of the Operating Partnership's other smaller markets nationwide. The 2000 rental revenue and net operating income disclosure below has been restated to reflect these markets. Summary information for the reportable segments is as follows (dollars in thousands):

                                               Rental Revenues (1)          Property  NOI (1) (2)
                                             -----------------------       ----------------------
                                              For the three months          For the three months            Total Investment (3)
                                                 ended March 31,               ended March 31,         -----------------------------
                                             -----------------------       ----------------------      At March 31,  At December 31,
                                               2001           2000           2001          2000             2001           2000
                                             --------       --------       --------       -------      -----------   ---------------
Industrial Hub & Gateway Markets:
  Atlanta ............................       $  9,008       $  5,195       $  7,634       $ 4,238       $  261,632     $  225,352
  Chicago ............................         11,592         10,897          8,234         7,832          309,040        303,489
  Dallas/Ft. Worth ...................          8,185          6,457          5,513         4,672          243,437        240,933
  No. New Jersey/New York ............         10,965          6,057          7,702         4,927          407,401        382,285
  San Francisco Bay Area .............         24,111         17,731         20,380        14,378          656,191        641,137
  Southern California ................         15,055          8,530         12,247         6,970          574,197        552,055
  Miami ..............................          8,727          4,633          6,636         3,538          282,797        281,710
  Seattle ............................          6,345          5,393          5,023         4,460          210,590        203,786
                                             --------       --------       --------       -------       ----------     ----------
    Total hub & gateway markets ......         93,988         64,893         73,369        51,015        2,945,285      2,830,747
Total other industrial markets .......         33,452         32,990         22,736        23,932          982,952      1,045,455
Total retail markets .................          7,036          7,223          5,451         5,186          156,562        150,395
                                             --------       --------       --------       -------       ----------     ----------
Total properties .....................       $134,476       $105,106       $101,556       $80,133       $4,084,799     $4,026,597
                                             ========       ========       ========       =======       ==========     ==========

----------

(1) Excludes straight-line rents of $1.3 million and $3.2 million for the three months ended March 31, 2001 and 2000, respectively.

(2) Property net operating income is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3) Excludes net properties held for divestiture of $236.7 million, which is comprised of $176.4 million in industrial and $60.3 million in retail properties, as of March 31, 2001, and $197.1 million, which is comprised of $158.7 million in industrial and $38.4 million in retail properties, as of December 31, 2000.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


        The Operating Partnership uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income (dollars in thousands):

                                                                                 For the three months
                                                                                   ended March 31,
                                                                                 --------------------
                                                                                   2001        2000
                                                                                 --------    --------
 REVENUES
 Total rental revenues for reportable segments............................       $134,476    $105,106
 Straight-line rents......................................................          1,325       3,160
 Investment management and other income...................................          9,033       2,057
                                                                                 --------    --------
      Total consolidated revenues.........................................       $144,834    $110,323
                                                                                 ========    ========

 NET INCOME
 Property net operating income for reportable segments....................       $101,556    $ 80,133
 Straight-line rents......................................................          1,325       3,160
 Equity in earnings of unconsolidated joint ventures......................          1,474       1,242
 Investment management and other income...................................          7,559         815
 Less:
   General and administrative.............................................         (8,183)     (5,351)
   Interest expense.......................................................        (31,552)    (20,342)
   Depreciation and amortization..........................................        (26,854)    (19,192)
   Minority interests.....................................................         (9,797)     (6,065)
   Loss on investments in other companies.................................         (4,655)          -
                                                                                 --------    --------
 Net income before gain from divestitures of real estate..................         30,873      34,400
 Gain/(loss) from divestiture of real estate..............................         16,767         (11)
                                                                                 --------    ---------
      Net income..........................................................       $ 47,640    $ 34,389
                                                                                 ========    ========


12. COMMITMENTS AND CONTINGENCIES

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

        Minority Interest Put Option. Pursuant to the Operating Partnership's partnership agreement with one of its separate account co-investors, commencing March 31, 1999, and each year thereafter, the Operating Partnership is required to provide this co-investor with a notice that sets forth the valuation of the partnership as of the date of valuation. The co-investor then has the right to require the Operating Partnership to purchase all of its partnership interest based upon the valuation in the form of cash and shares of the

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


Operating Partnership or partnership units in the Operating Partnership. The put option was not exercised by the co-investor in 1999 nor 2000 and the Operating Partnership does not anticipate that the put option will be exercised in 2001.

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

        Unless the context otherwise requires, the terms "we," "us," and "our" refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are registered trademarks of AMB Property Corporation, our general partner:
AMB(R); Customer Alliance Partners(R); Customer Alliance Program(R); Development Alliance Partners(R); Development Alliance Program(R); eSpace(R); Institutional Alliance Partners(R); Institutional Alliance Program(R); Management Alliance Partners(R); Management Alliance Program(R); UPREIT Alliance Partners(R); and UPREIT Alliance Program(R). The following marks are unregistered trademarks of AMB Property Corporation, our general partner: Broker Alliance Partners(TM); Broker Alliance Program(TM); HTD(TM); High Throughput Distribution(TM); Strategic Alliance Partners(TM); and Strategic Alliance Programs(TM).

                            THE OPERATING PARTNERSHIP

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

        As of March 31, 2001, we owned and operated 859 industrial buildings and eight retail centers, totaling approximately 77.4 million rentable square feet, located in 27 markets nationwide. As of March 31, 2001, these properties were 96.0% leased. As of March 31, 2001, through our subsidiary, AMB Investment Management, we also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, we have invested in industrial buildings, totaling approximately 4.4 million rentable square feet, through unconsolidated joint ventures.

        As of March 31, 2001, we had two retail centers and 27 industrial buildings, which were held for divestiture. In addition, during the quarter, we disposed of three industrial buildings, aggregating approximately 0.6 million rentable square feet, for an aggregate price of $31.5 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

        We are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. As of March 31, 2001, AMB Property Corporation owned an approximate 94.2% general partnership interest in us. As our sole general partner, AMB Property Corporation has the full, exclusive, and complete responsibility and discretion in our day-to-day management and control.

        We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of March 31, 2001, we had investments in four co-investment joint ventures, which are consolidated for financial reporting purposes.

        We are the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with an affiliate, own, as of March 31, 2001, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of March 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $410.0 million.

        On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of March 31, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. We are the managing general partner of AMB Partners II, L.P. and own, as of March 31, 2001, 50% of AMB Partners II, L.P.

        On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. As of March 31, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP, L.P. and own, as of March 31, 2001, 50.3% of AMB-SGP, L.P.

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

ACQUISITION AND DEVELOPMENT ACTIVITY

        During the quarter, we invested $93.4 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.8 million square feet, including the investment of $42.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 0.9 million square feet, for two of our joint ventures.

        During the first quarter of 2001, we also contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet, to two of our co-investment joint ventures.

        We also initiated one new development project during the first quarter, which will aggregate approximately 0.1 million square feet and has a total estimated cost of $4.9 million upon completion. As of March 31, 2001, we had 19 industrial projects, which will total approximately 5.2 million square feet and have a total estimated investment of $290.8 million upon completion, in our development pipeline. We also had three retail projects, which will total approximately 0.5 million square feet and have a total estimated investment of $77.6 million upon completion, in our development pipeline. As of March 31, 2001, we and our Development Alliance Partners have funded an aggregate of $222.0 million and will need to fund an estimated additional $146.4 million in order to complete projects currently under construction.

        As of March 31, 2001, we also had two industrial projects, which will total approximately 1.1 million square feet upon completion, in our development pipeline. These two development projects are recorded under the equity method for financial reporting purposes.

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

        We believe that our partners give us local market expertise and flexibility allowing us to focus on our core competencies: developing and refining our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns.

GROWTH STRATEGIES

AMB Investment Management

        AMB Investment Management, Inc. provides real estate investment management services on a fee basis to clients. We hold all of the non-voting preferred stock of AMB Investment Management, which represents a 95% economic interest. All of the common stock of AMB Investment Management, Inc., which represents a 5% economic interest, is owned by current or former executive officers of AMB Property Corporation and a former executive officer of AMB Investment Management, Inc. AMB Investment Management, Inc. conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership, of which it is the sole general partner. We intend to expand this business through our co-investment program.

        We co-invest with clients of AMB Investment Management, Inc., to the extent such clients newly commit investment capital, through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each client whereby we will own at least a 20% interest in all ventures. We currently have four co-investments. In general, we control all significant operating and investment decisions of our co-investment entities.

Headlands Realty Corporation

        Headlands Realty Corporation conducts a variety of businesses that include incremental income programs, such as our Customer Assist Program and, to a limited extent, development projects available for sale to third parties. We hold all of the non-voting preferred stock of Headlands Realty Corporation, which represents a 95% economic interest. All of the common stock of Headlands Realty Corporation, which represents a 5% economic interest, is owned by some of the current and former executive officers of AMB Property Corporation and a director of Headlands Realty Corporation.

Growth Through Operations

        We seek to generate internal growth through rent increases on existing space and renewal on re-tenanted space, by maintaining a high occupancy rate of our properties and by controlling expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of March 31, 2001, our industrial properties and retail centers were 96.0% leased and 86.5% leased, respectively. During the three months ended March 31, 2001, we increased average base rental rates (on a cash basis) by 25.8% from the expiring rent for that space, on leases entered into or renewed during such period, representing approximately 2.8 million rentable square feet. This amount excludes expense reimbursements, rental abatements, and percentage rents.

Growth Through Acquisitions and Capital Redeployment

        We believe that our significant acquisition experience, our alliance-based operating strategy, and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We believe that our relationships with third party local property management firms through our Management Alliance Program also will create acquisition opportunities as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program in exchange for our limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

        We are generally in various stages of negotiations for a number of acquisitions and dispositions, which may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios, and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these acquisitions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under the credit facility, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, and assumption of debt related to the acquired properties.

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

        The multidisciplinary backgrounds of our employees provide us with the skills and experience to capitalize on strategic renovation, expansion, and development opportunities. Several of the officers of our general partner have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. This way, we leverage the development skill, access to opportunities, and capital of such developers, transferring a significant amount of the development risk to them and eliminating the need and expense of an in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner's interest in the joint venture.


                             RESULTS OF OPERATIONS

        The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally 90% leased). We refer to these properties as the same store properties. For the comparison between the three months ended March 31, 2001 and 2000, the same store properties consisted of properties aggregating approximately 63.1 million square feet. The properties acquired in 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet, and the properties acquired during the first three months of 2001 consisted of 14 buildings, aggregating 1.8 million square feet. In 2000, property divestitures consisted of one retail center and 25 industrial buildings, aggregating approximately 2.5 million square feet, and property divestitures during the first three months of 2001 consisted of six industrial buildings, aggregating approximately 0.6 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from their historical rates.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000 (DOLLARS IN MILLIONS):

RENTAL REVENUES                                           2001        2000       $ CHANGE      % CHANGE
---------------                                        ---------   ---------    ----------   ----------
Same store.......................................      $   102.7   $    95.2     $    7.5         7.9%
2000 acquisitions................................           22.7         1.5         21.2     1,413.3%
2001 acquisitions................................            1.6          --          1.6          --
Developments.....................................            4.8         2.2          2.6       118.2%
Divestitures.....................................            2.7         6.2         (3.5)      (56.5)%
Straight-line rents..............................            1.3         3.2         (1.9)      (59.4)%
                                                       ---------   ---------    ----------   ----------
          Total..................................      $   135.8   $   108.3     $   27.5        25.4%
                                                       =========   =========     ========     =======

        The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and reimbursement of expenses. During the three months ended March 31, 2001, the same store rent increases on renewals and rollovers (cash basis) was 27.7% on 2.6 million square feet leased.

INVESTMENT MANAGEMENT AND OTHER INCOME                     2001       2000      $ CHANGE      % CHANGE
--------------------------------------                   -------    -------    ----------   ----------
Equity in earnings of unconsolidated JVs............      $  1.5     $  1.2      $    0.3        25.0%
Investment management income........................         2.4        0.4           2.0       500.0%
Interest and other income...........................         5.1        0.4           4.7     1,175.0%
                                                          ------     ------     ---------     -------
Total...............................................      $  9.0     $  2.0      $    7.0       350.0%
                                                          ======     ======      ========     =======

        The $2.0 million increase in investment management income was due primarily to increased acquisition fees. The $4.7 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from our construction loan to one of our unconsolidated joint ventures. Interest income also increased resulting from increased cash balances and bridge loans to our joint ventures.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES            2001      2000      $ CHANGE       % CHANGE
-------------------------------------------------          --------  --------   ----------     ----------
Rental expenses.....................................       $   16.3  $   11.5     $   4.8          41.7%
Real estate taxes...................................           16.6      13.5         3.1          23.0%
                                                           --------  --------     -------         -----
  Property operating expenses.......................       $   32.9  $   25.0     $   7.9          31.6%
                                                           ========  ========     =======         =====
Same store..........................................       $   24.0  $   22.3     $   1.7           7.6%
2000 acquisitions...................................            7.3       0.7         6.6         942.9%
2001 acquisitions...................................            0.2        --         0.2            --
Developments........................................            1.0       0.4         0.6         150.0%
Divestitures........................................            0.4       1.6        (1.2)        (75.0)%
                                                           --------  --------     -------         -----
          Total.....................................       $   32.9  $   25.0     $   7.9          31.6%
                                                           ========  ========     =======         =====

        The increase in same store properties' operating expenses primarily relates to increases in common area maintenance expenses of $1.0 million and real estate taxes of $0.6 million.

OTHER EXPENSES                                              2001       2000      $ CHANGE     % CHANGE
--------------                                            --------   --------   ----------   ----------
Interest, including amortization....................      $   31.6   $   20.3     $  11.3        55.7%
Depreciation and amortization.......................          26.9       19.2         7.7        40.1%
General and administrative..........................           8.2        5.4         2.8        51.9%
                                                          --------   --------     -------        ----
          Total.....................................      $   66.7   $   44.9     $  21.8        48.6%
                                                          ========   ========     =======        ====

        The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and to an increase in secured debt balances, partially offset by the increase in capitalized interest. The increase in depreciation expense was due to increases in our investments in real estate. The increase in general and administrative expenses was primarily due to increased personnel costs and timing differences.

        The loss on investments in other companies during the quarter related to our investment in Webvan Group, Inc. The loss reflects a 93% loss in value on the investment.


                        LIQUIDITY AND CAPITAL RESOURCES

        We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include: 1) cash flow from operations; 2) borrowings under our unsecured credit facility; 3) other forms of secured or unsecured financing; 4) proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); and 5) net proceeds from divestitures of properties. Additionally, our co-investment program will also continue to serve as a source of capital for acquisitions and developments. We believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

        Property Divestitures. In the first quarter, we divested ourselves of six industrial buildings for an aggregate price of $31.5 million. These divestitures resulted in an aggregate net loss of $0.1 million.

        Properties Held for Divestiture. We have decided to divest ourselves of 27 industrial buildings and two retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2001, the net carrying value of the properties held for divestiture was $236.7 million.

        Co-investment Program. During the first quarter of 2001, we contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet, to two of our co-investment joint ventures. On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of March 31, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. As of March 31, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million.

        Credit Facility. In May 2000, we entered into a $500.0 million unsecured revolving credit agreement. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. We have the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points. As of March 31, 2001, the outstanding balance on our unsecured credit facility was $94.0 million and it bore interest at a weighted average rate of 6.0%. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At March 31, 2001, the remaining amount available under our unsecured credit facility was $406.0 million (excluding the additional $200.0 million of potential additional capacity).

        Equity. In March 2000, AMB Property II, L.P., one of our subsidiaries, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from us and to make a loan to us. We used the funds to partially repay borrowings under our unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

        During the first quarter of 2001, we redeemed 598,297 of our limited partnership units for shares of AMB Property Corporation's common stock.

        AMB Property Corporation's board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of its common stock. During the quarter ended March 31, 2001, AMB Property Corporation did not repurchase any shares of its common stock under the program. AMB Property Corporation's stock repurchase program expires in December 2001.

        Debt. As of March 31, 2001, the aggregate principal amount of our secured debt was $1.0 billion, excluding unamortized debt premiums of $9.3 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 7.8%) and final maturity dates ranging from November 2001 to June 2023. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $30.8 million as of March 31, 2001, which bear interest at variable rates (with a weighted average interest rate of 6.7% at March 31, 2001).

        In August 2000, we commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of March 31, 2001, we have issued $355.0 million of medium-term notes under this program, leaving $45.0 million available for issuance. In January 2001, we issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. We used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, we issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. We used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties.

        Mortgage Receivables. In September 2000, we sold our retail center located in Los Angeles, California. We carry an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The mortgage note matures in September 2001 and has a one-year extension option. We also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 11.0% and matures in November 2001. As of March 31, 2001, the outstanding balance on the note was $42.3 million.

        In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our general partner could alter or eliminate these policies.

The tables below summarize our debt maturities and capitalization as of March 31, 2001 (dollars in thousands):


                                                         DEBT
-----------------------------------------------------------------------------------------------------------------------
                                                OUR           JOINT        UNSECURED       UNSECURED
                                              SECURED        VENTURE      SENIOR DEBT       CREDIT            TOTAL
                                                DEBT          DEBT         SECURITIES      FACILITY            DEBT
                                            -----------     ----------     ----------      ---------       ------------
 2001....................................   $     9,451     $   34,116     $       --      $      --       $     43,567
 2002....................................        29,148         47,590             --             --             76,738
 2003....................................        72,638          8,380             --         94,000            175,018
 2004....................................        71,106         21,925             --             --             93,031
 2005....................................        64,250         31,698        250,000             --            345,948
 2006....................................       114,803         35,385         25,000             --            175,188
 2007....................................        32,181         21,567         55,000             --            108,748
 2008....................................        33,604        111,013        175,000             --            319,617
 2009....................................         5,176         28,182             --             --             33,358
 2010....................................        52,780         67,818         75,000             --            195,598
 2011....................................         1,311         83,751         50,000             --            135,062
 Thereafter..............................         3,307         23,618        125,000             --            151,925
                                            -----------     ----------     ----------      ---------       ------------
   Subtotal..............................       489,755        515,043        755,000         94,000          1,853,798
   Unamortized premiums..................         9,256             --             --             --              9,256
                                            -----------     ----------     ----------      ---------       ------------
          Total consolidated debt........       499,011        515,043        755,000         94,000          1,863,054
 Our share of unconsolidated joint
   venture debt (1)......................           --          30,081             --             --             30,081
                                             ----------     ----------     ----------      ---------       ------------
          Total debt.....................       499,011        545,124        755,000         94,000          1,893,135
 Joint venture partners' share of
   consolidated joint venture debt.......           --        (261,740)            --             --           (261,740)
                                             ----------     ----------     ----------      ---------       ------------
     Our share of total debt.............   $   499,011     $  283,384     $  755,000      $  94,000       $  1,631,395
                                            ===========     ==========     ==========      =========       ============
 Weighed average interest rate...........           7.8%           7.6%           7.3%           6.0%               7.4%
 Weighed average maturity (in years).....           5.5            7.7            8.3            2.1                7.0


----------

(1) The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 6.6% and 4.1 years, respectively.


                                           MARKET EQUITY
---------------------------------------------------------------------------------------------------
                                                         UNITS
SECURITY                                              OUTSTANDING     MARKET PRICE    MARKET VALUE
--------                                            --------------   --------------  --------------
Common general partnership units.............           84,978,486      $  24.60       $2,090,471
Common limited partnership units.............            5,229,620         24.60          128,649
                                                    --------------                     ----------
          Total..............................           90,208,106                     $2,219,120
                                                    ==============                     ==========

                                          PREFERRED UNITS
---------------------------------------------------------------------------------------------------------------
                                                  DIVIDEND                 LIQUIDATION          REDEMPTION
         SECURITY                                   RATE                   PREFERENCE           PROVISIONS
         --------                         -----------------------   -----------------------   -----------------
         Series A preferred units                   8.50%                 $    100,000        July 2003
         Series B preferred units                   8.63%                       65,000        November 2003
         Series C preferred units                   8.75%                      110,000        November 2003
         Series D preferred units                   7.75%                       79,767        May 2004
         Series E preferred units                   7.75%                       11,022        August 2004
         Series F preferred units                   7.95%                       19,872        March 2005
         Series G preferred units                   7.95%                        1,000        August 2005
         Series H preferred units                   8.13%                       42,000        September 2005
         Series I preferred units                   8.00%                       25,500        March 2006
                                                   -----                  ------------
           Weighted Average/Total                   8.34%                 $    454,161
                                                   =====                  ============

                                CAPITALIZATION RATIOS
--------------------------------------------------------------------------------------------
Total debt-to-total market capitalization.........................................     41.5%
Our share of total debt-to-total market capitalization............................     37.9%
Total debt plus preferred-to-total market capitalization..........................     51.4%
Our share of total debt plus preferred-to-total market capitalization.............     48.4%
Our share of total debt-to-total book capitalization..............................     43.3%

LIQUIDITY

        As of March 31, 2001, we had approximately $152.2 million in cash, restricted cash, and cash equivalents, and $406.0 million of additional available borrowings under our credit facility. We intend to use: 1) cash from operations; 2) borrowings under our credit facility; 3) other forms of secured and unsecured financing; 4) proceeds from any future debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); 5) proceeds from divestitures of properties; and 6) private capital to fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

        The following table sets forth the distributions for the three months ended March 31, 2001 and 2000:

         SECURITY                                 PAYING ENTITY              2001        2000
         --------                                 -------------              ----        ----
Common limited partnership units              Operating Partnership        $  0.395    $  0.370
Series A preferred units                      Operating Partnership        $  0.531    $  0.531
Series B preferred units                      Operating Partnership        $  1.078    $  1.078
Series C preferred units                      AMB Property II, L.P.        $  1.094    $  1.094
Series D preferred units                      AMB Property II, L.P.        $  0.969    $  0.969
Series E preferred units                      AMB Property II, L.P.        $  0.969    $  0.969
Series F preferred units                      AMB Property II, L.P.        $  0.994    $  0.109
Series G preferred units                      AMB Property II, L.P.        $  0.994        n/a
Series H preferred units                      AMB Property II, L.P.        $  1.016        n/a
Series I preferred units                      AMB Property II, L.P.        $  0.044        n/a

        The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt financings or limited partnership unit offerings. However, we may not be able to obtain future financings on favorable terms or at all.

CAPITAL COMMITMENTS

        In addition to recurring capital expenditures and costs to renew or re-tenant space, as of March 31, 2001, we are developing 22 projects representing a total estimated investment of $368.4 million upon completion. Of this total, $222.0 million had been funded as of March 31, 2001, and approximately $146.4 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, and net proceeds from property divestitures. We have no other material capital commitments.

        During the period from January 1, 2001, to March 31, 2001, we invested $93.4 million in 14 operating industrial buildings, aggregating approximately
1.8 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through borrowings under our credit facility, cash, debt and limited partnership unit issuances, and net proceeds from property divestitures.

                              FUNDS FROM OPERATIONS

        We believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, is an appropriate measure of performance for an equity real estate investment trust, such as AMB Property Corporation, our general partner. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by U.S. generally accepted accounting principles and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

        The following table reflects the calculation of funds from operations for the three months ended March 31, 2001 and 2000 (dollars in thousands, except share and per share data):

                                                                            FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         --------------------------------
                                                                             2001                2000
                                                                         ------------        ------------
Income from operations ...........................................       $     40,670        $     40,465
Real estate related depreciation and amortization:
  Total depreciation and amortization ............................             26,854              19,192
  FF & E depreciation and ground lease amortization ..............               (481)               (403)
FFO attributable to minority interests (1) (2):
  Separate account co-investors ..................................             (2,503)             (1,264)
  Alliance Fund I ................................................             (4,046)               (756)
  Other joint venture partners ...................................               (638)               (606)
  Series C-I preferred unit distributions ........................             (5,456)             (4,854)
Adjustments to derive FFO in unconsolidated joint venture (3):
  Our share of net income ........................................             (1,474)             (1,242)
  Our share of FFO ...............................................              2,120               1,736
Series A preferred unit distributions ............................             (2,125)             (2,125)
Series B preferred unit distributions ............................             (1,402)             (1,402)
                                                                         ------------        ------------
Funds from operations (1) ........................................       $     51,519        $     49,387
                                                                         ============        ============
Weighted average common units:
  Basic ..........................................................         89,669,950          89,693,900
                                                                         ============        ============
  Diluted ........................................................         90,494,874          89,707,941
                                                                         ============        ============

----------

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

(2) Represents FFO attributable to minority interest in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. These minority interests are not convertible into shares of common stock of our general partner. In addition, the amount includes minority interests held by the Series C, D, E, F, G, H, and I preferred unitholders.

(3) Represents our pro rata share of FFO in unconsolidated joint ventures for the period presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint ventures for such period.

                    OPERATING AND LEASING STATISTICS SUMMARY

        The following summarizes key operating and leasing statistics for the all of our industrial and retail properties as of and for the period ended March 31, 2001 (dollars in thousands):

                                                            INDUSTRIAL       RETAIL           TOTAL
                                                            ----------     -----------     ----------
Square feet owned (1).................................      77,407,039       1,275,837     78,682,876
Occupancy percentage..................................            96.0%           86.5%          95.9%
Weighted average lease terms:.........................
  Original............................................       6.3 years      14.9 years      6.5 years
  Remaining...........................................       3.6 years      10.8 years      3.8 years
Tenant retention:
  Quarter (3.3 million sq. ft. expired)...............            62.7%          100.0%          62.8%
Rent increases on lease commencements:................
  Quarter (2.8 million sq. ft. leased)................            24.7%          106.5%          25.8%
Second generation tenant improvements and
  leasing commissions per sq. ft. (2):
  Quarter:
     Renewals.........................................      $     0.66     $        --      $    0.66
     Re-tenanted......................................            2.37                           2.37
                                                            ----------     -----------      ---------
       Weighted average...............................      $     1.53     $        --      $    1.53
                                                            ==========     ===========      =========
Recurring capital expenditures (3)....................
  Quarter.............................................
     Tenant improvements..............................      $    1,916     $        --      $   1,916
     Lease commissions................................           3,324              --          3,324
     Building improvements............................           2,098              88          2,186
                                                            ----------     -----------      ---------
       Sub-total......................................           7,338              88          7,426
     JV Partner's share of capital expenditures.......            (863)             --           (863)
                                                            -----------    ------------     ---------
       Total..........................................      $    6,475     $        88      $   6,563
                                                            ==========     ============     =========

----------

(1) In addition to owned square feet as of March 31, 2001, we managed, through our subsidiary, AMB Investment Management, approximately 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail and other properties, respectively. We also have an investment in approximately
     4.38 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(2) Consists of all second generation leases renewing or re-tenanting with lease terms greater than one year.

(3)  Includes second generation leasing costs and building improvements.

        The following summarizes key same store properties' operating statistics for our industrial and retail properties as of and for the period ending March 31, 2001:

                                                                    INDUSTRIAL            RETAIL             TOTAL
                                                                    ----------           --------         -----------
Square feet in same store pool (1).......................           62,390,926           696,322          63,087,248
  % of total square feet.................................                 80.6%             54.6%               80.2%
Occupancy percentage at period end
    March 31, 2001.......................................                 96.4%             97.8%               96.4%
    March 31, 2000.......................................                 96.9%             96.2%               96.9%
Tenant retention:
  Quarter (2.8 million SF expired) ......................                 61.9%            100.0%               61.9%
Rent increases on lease commencements:
  Quarter (2.6 million SF leased)                                         26.6%            106.5%               27.7%
Cash basis NOI growth % increase:
  Quarter:
     Revenues............................................                  7.9%              8.3%                7.9%
     Expenses............................................                  7.4%             16.1%                7.6%
     Net operating income................................                  8.1%              5.8%                8.0%

----------

(1) Consists of industrial buildings and retail centers owned prior to January 1, 2000, and excludes development properties prior to stabilization.


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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

        As of March 31, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 21, 2001, AMB Property II, L.P. issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit, for an aggregate offering price of $25.5 million less a sales commission of $0.6 million, to J.P. Morgan Chase Mosaic Fund V, LLC. The issuance and sale of the Series I Preferred Units constituted a private placement of securities that was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series I Preferred Stock.

        In February and March 2001, we redeemed an aggregate of 598,297 our limited partnership units for shares of AMB Property Corporation's common stock. The redemption of limited partnership units for shares of AMB Property Corporation's common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

        We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 12.3% of our properties (based on annualized base rent) as of March 31, 2001, will expire on or prior to December 31, 2001. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

        Our properties located in California as of March 31, 2001, represented approximately 24.8% of the aggregate square footage of our properties as of March 31, 2001, and 31.4% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at March 31, 2001, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity.

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

OUR PROPERTIES ARE CURRENTLY CONCENTRATED IN THE INDUSTRIAL SECTOR

        Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type may expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

        A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of March 31, 2001, 246 industrial buildings aggregating approximately 19.2 million square feet (representing 24.8% of our properties based on aggregate square footage and 31.4% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. We own 100% of the non-voting preferred stock of AMB Investment Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES, AND PARTNERSHIPS

        As of March 31, 2001, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of March 31, 2001, we owned approximately 25.3 million square feet (excluding the three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following:

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

        We will, however, generally seek to maintain sufficient control of our partnerships, limited liability companies, and joint ventures to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies, or joint ventures. The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

WE MAY BE UNABLE TO CONSUMMATE ACQUISITIONS ON ADVANTAGEOUS TERMS

        We intend to continue to acquire primarily industrial properties. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts, such as our general partner, and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our unsecured credit facility, proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), and proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from property divestitures could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

        These risks could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

        We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of March 31, 2001, 27 industrial buildings and two retail centers, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

DEBT FINANCING

WE COULD INCUR MORE DEBT

        We operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation's capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation's common stock or other outstanding classes of capital stock, and future issuance of shares of AMB Property Corporation's capital stock. In spite of this policy, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, AMB Property Corporation, as our general partner, could alter or eliminate this policy. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

        As of March 31, 2001, we had total debt outstanding of approximately $1.9 billion including:

        - $1,004.8 million of secured indebtedness (excluding unamortized debt premiums) with an average maturity of 6.6 years and a weighted average interest rate of 7.7%;

        - $755.0 million aggregate principal amount of unsecured senior debt securities with maturities between 2005 and 2018 and a weighted average interest rate of 7.3%.

        - $94.0 million outstanding under our unsecured $500.0 million credit facility with a maturity date of May 2003 and a current interest rate of LIBOR plus 75 basis points (with a weighted average interest rate of 6.0% as of March 31, 2001); and

        If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to make distributions to our unitholders and payments to our noteholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

        As of March 31, 2001, we had approximately $94.0 million outstanding under our unsecured credit facility and we had two secured loans with an aggregate principal amount of $30.8 million, which bear interest at variable rates (with weighted average interest rate of 6.7% at March 31, 2001). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

        In order for AMB Property Corporation to qualify as a real estate investment trust under the Internal Revenue Code, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including: 1) general market conditions; 2) the market's perception of our growth potential; 3) our current and potential future earnings and cash distributions; and 4) the market price of AMB Property Corporation's capital stock. Additional debt financing may substantially increase our leverage.

WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

        As of March 31, 2001, we had 19 non-recourse secured loans, which are cross-collateralized by 30 properties. As of March 31, 2001, we had $318.8 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facility and our senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facility and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

        We could also, in the future, subject to the unanimous approval of the disinterested members of AMB Property Corporation's board of directors with respect to such transaction, acquire property from executive officers, enter into leases with executive officers, or engage in other related activities in which the interests pursued by AMB Property Corporation's executive officers may not be in the best interests of our unitholders.

CERTAIN OF AMB PROPERTY CORPORATION'S EXECUTIVE OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH US IN CONNECTION WITH OTHER PROPERTIES THAT THEY OWN OR CONTROL

        As of March 31, 2001, AMB Development, L.P. owns interests in five retail development projects in the U.S., three of which are single free-standing Walgreens drugstores and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Abbey, Moghadam, and Burke, each a founder and director of AMB Property Corporation, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

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

        We believe that the properties and activities set forth above generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director of AMB Property Corporation, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, the continued involvement of AMB Property Corporation's executive officers and directors in these properties could divert management's attention from our day-to-day operations. Our policy prohibits us from acquiring any properties from our executive officers or their affiliates without the approval of the disinterested members of AMB Property Corporation's board of directors with respect to that transaction.

AMB PROPERTY CORPORATION'S DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT STOCKHOLDERS COULD ACT IN A MANNER THAT IS NOT IN THE BEST INTEREST OF OUR LIMITED PARTNERS OR NOTEHOLDERS

        As of April 23, 2001, AMB Property Corporation's two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and European Investors Inc. (with respect to various client accounts for which European Investors Inc. serves as investment advisor) beneficially owned approximately 12.9% of its outstanding common stock. In addition, AMB Property Corporation's executive officers and directors beneficially owned approximately 5.2% of AMB Property Corporation's outstanding common stock as of April 23, 2001, and will have influence on AMB Property Corporation's and our management and operation and, as stockholders of AMB Property Corporation, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation's and our affairs if they choose to do so.

WE HAVE INVESTED IN REAL ESTATE MORTGAGES

        We have invested in mortgages, and may do so in the future. In general, investments in mortgages include the risks that borrowers may not be able to make debt service payments or pay principal when due, that the value of the mortgaged property may be less than the principal amount of the mortgage note secured by the property and that interest rates payable on the mortgages may be lower than our cost of funds. In any of these events, our funds from operations and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

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

OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE FAIL TO COMPLY WITH OTHER REGULATIONS

        Our properties are also subject to various federal, state, and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, then we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed, which could require significant unanticipated expenditures by us. Any such unanticipated expenditures could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

WE DO NOT CONTROL THE ACTIVITIES OF AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

        We own 100% of the non-voting preferred stock of AMB Investment Management, Inc. and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). Some of AMB Property Corporation's current and former executive officers and a former executive officer of AMB Investment Management, Inc. own all of the outstanding voting common stock of AMB Investment Management, Inc. (representing approximately 5% of the economic interest in AMB Investment Management, Inc.). Some of AMB Property Corporation's current and former executive officers and a director of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of AMB Investment Management, Inc. and Headlands Realty Corporation permits us to share in the income of those corporations while allowing AMB Property Corporation to maintain its status as a real estate investment trust. We receive substantially all of the economic benefit of the businesses carried on by AMB Investment Management and Headlands Realty Corporation through our right to receive dividends. However, we are not able to elect the directors or officers of AMB Investment Management, Inc. and Headlands Realty Corporation and, as a result, we do not have the ability to influence their operation or to require that their boards of directors declare and pay cash dividends on the non-voting stock of AMB Investment Management, Inc. and Headlands Realty Corporation held by us. The boards of directors and management of AMB Investment Management, Inc. and Headlands Realty Corporation might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of our unitholders and noteholders or that may adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, AMB Investment Management, Inc. and Headlands Realty Corporation, as taxable real estate investment trust subsidiaries, are subject to tax on their income, reducing their cash available for distribution to us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  3.1       Ninth Amended and Restated Agreement of Limited Partnership of AMB
            Property II, L.P., dated March 21, 2001 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 23, 2001)

  4.1       $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated be reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on January 31, 2001).

  4.2       $50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated be reference to Exhibit 4.1 of the Registrant's Current Report on Form
            8-K filed on March 16, 2001).

 10.1       Terms Agreement dated as of December 14, 2000, by and between Morgan
            Stanley & Co. Incorporated, J.P. Morgan Securities Inc., and AMB
            Property, L.P. (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on January 8, 2001)

 10.2       Terms Agreement dated as of January 4, 2001, by and between A.G.
            Edwards & Sons, Inc. and AMB Property, L.P. (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form
            8-K filed on January 31, 2001)

 10.3       Terms Agreement by and between First Union Securities, Inc. and AMB
            Property, L.P. and Registrant (incorporated by reference to Exhibit
            1.1 of the Registrant's Current Report on Form 8-K filed on March
            16, 2001)


(b) Reports on Form 8-K:

- The Registrant filed a Current Report on Form 8-K on January 8, 2001, in connection with the issuance of $150.0 million of senior unsecured notes by Registrant under its medium-term note program.

- The Registrant filed a Current Report on Form 8-K on January 31, 2001, in connection with the issuance of $25.0 million of senior unsecured notes by Registrant under its medium-term note program.

- The Registrant filed a Current Report on Form 8-K on March 16, 2001, in connection with the issuance of $50.0 million of senior unsecured notes by Registrant under its medium-term note program.

- The Registrant filed a Current Report on Form 8-K on March 23, 2001, in connection with the issuance and sale by AMB Property II, L.P. of 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units.

- The Registrant filed a Current Report on Form 8-K on April 5, 2001, in connection with the formation of joint ventures with the City and County of San Francisco Employees' Retirement System and with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

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


                               AMB PROPERTY, L.P.                     Registrant
                               By: AMB Property Corporation,
                                   Its General Partner


Date: May 15, 2001             By:             /s/ MICHAEL A. COKE
                                  ----------------------------------------------
                                                  Michael A. Coke
                                            Chief Financial Officer and
                                             Executive Vice President
                                      (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)