Form 10-Q
period 2001-06-30
AMB PROPERTY LP
filed 2001-08-14
CIK 1045610

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AMB PROPERTY, L.P.

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets as of June 30, 2001, and
         December 31, 2000...........................................      1
         Consolidated Statements of Operations for the three and six
         months ended June 30, 2001 and 2000.........................      2
         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000................................      3
         Consolidated Statement of Partners' Capital for the six
         months ended June 30, 2001..................................      4
         Notes to Consolidated Financial Statements..................      5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     18
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     33

                         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     34
Item 2.  Changes in Securities and Use of Proceeds...................     34
Item 3.  Defaults Upon Senior Securities.............................     34
Item 4.  Submission of Matters to a Vote of Security Holders.........     34
Item 5.  Other Information...........................................     34
Item 6.  Exhibits and Reports on Form 8-K............................     43
Signatures...........................................................     44

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
             (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
Investments in real estate:
  Land......................................................  $  929,429     $  833,325
  Buildings and improvements................................   3,128,867      2,915,537
  Construction in progress..................................     303,202        277,735
                                                              ----------     ----------
         Total investments in properties....................   4,361,498      4,026,597
  Accumulated depreciation and amortization.................    (213,923)      (177,467)
                                                              ----------     ----------
    Net investments in properties...........................   4,147,575      3,849,130
Investments in unconsolidated joint ventures................      83,865         80,432
Properties held for divestiture, net........................      96,209        197,146
                                                              ----------     ----------
    Net investments in real estate..........................   4,327,649      4,126,708
Cash and cash equivalents...................................     135,101         20,358
Restricted cash.............................................      41,483         22,364
Mortgage receivables........................................      92,250        115,969
Accounts receivable, net....................................      68,982         69,874
Investments in affiliated companies.........................          --         35,731
Investments in other companies..............................          --         15,965
Other assets................................................      56,700         18,657
                                                              ----------     ----------
         Total assets.......................................  $4,722,165     $4,425,626
                                                              ==========     ==========

                           LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................  $1,058,247     $  940,276
  Unsecured senior debt securities..........................     755,000        680,000
  Alliance Fund II credit facility..........................      98,100             --
  Unsecured credit facility.................................          --        216,000
                                                              ----------     ----------
         Total debt.........................................   1,911,347      1,836,276
Dividends payable...........................................      35,930          6,775
Other liabilities...........................................     165,101        140,267
                                                              ----------     ----------
         Total liabilities..................................   2,112,378      1,983,318
Commitments and contingencies (note 12).....................
Minority interests..........................................     653,367        496,405
Partners' capital:
  General Partner, 84,764,956 and 83,909,340 units,
    respectively, and 4,000,000 Series A preferred units
    with a $100,000 liquidation preference..................   1,789,884      1,767,930
  Limited Partners, 5,229,620 and 5,827,917 units
    outstanding, respectively, and 1,300,000 Series B
    preferred units with a $65,000 liquidation preference...     166,536        177,973
                                                              ----------     ----------
         Total partners' capital............................   1,956,420      1,945,903
                                                              ----------     ----------
         Total liabilities and partners' capital............  $4,722,165     $4,425,626
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT AMOUNTS)

                                                                FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                                              ------------------------    ------------------------
                                                                 2001          2000          2001          2000
                                                              ----------    ----------    ----------    ----------
REVENUES
  Rental revenues...........................................  $  139,535    $  110,597    $  275,336    $  218,863
  Equity in earnings of unconsolidated joint ventures.......       1,255         1,317         2,729         2,559
  Investment management income..............................       1,544           704         3,964           952
  Interest and other income.................................       3,692           861         8,831         1,428
                                                              ----------    ----------    ----------    ----------
        Total revenues......................................     146,026       113,479       290,860       223,802
OPERATING EXPENSES
  Property operating expenses...............................      16,707        11,586        33,046        23,063
  Real estate taxes.........................................      16,933        13,502        33,514        26,998
  Interest, including amortization..........................      30,206        20,002        61,758        40,344
  Depreciation and amortization.............................      27,323        22,631        54,177        41,823
  General and administrative................................       9,201         5,984        17,384        11,335
  Loss on investments in other companies....................      16,103            --        20,758            --
                                                              ----------    ----------    ----------    ----------
        Total operating expenses............................     116,473        73,705       220,637       143,563
                                                              ----------    ----------    ----------    ----------
  Income from operations before minority interests..........      29,553        39,774        70,223        80,239
Minority interests:
  Preferred units...........................................      (5,943)       (4,560)      (11,399)       (8,768)
  Minority interests........................................      (7,046)       (2,306)      (11,410)       (4,163)
                                                              ----------    ----------    ----------    ----------
  Minority interests' share of net income...................     (12,989)       (6,866)      (22,809)      (12,931)
                                                              ----------    ----------    ----------    ----------
        Net income before gain and extraordinary items......      16,564        32,908        47,414        67,308
Gain from divestitures of real estate.......................      17,792           416        34,559           405
                                                              ----------    ----------    ----------    ----------
        Net income before extraordinary items...............      34,356        33,324        81,973        67,713
Extraordinary items.........................................        (438)           --          (438)           --
                                                              ----------    ----------    ----------    ----------
        Net income..........................................      33,918        33,324        81,535        67,713
Series A preferred unit distributions.......................      (2,125)       (2,125)       (4,250)       (4,250)
Series B preferred unit distributions.......................      (1,402)       (1,402)       (2,804)       (2,804)
                                                              ----------    ----------    ----------    ----------
        Net income available to common unitholders..........  $   30,391    $   29,797    $   74,481    $   60,659
                                                              ==========    ==========    ==========    ==========
Income available to common unitholders attributable to:
  General partner...........................................      27,808        27,882        70,123        56,801
  Limited partners..........................................       2,583         1,915         4,358         3,858
                                                              ----------    ----------    ----------    ----------
        Net income available to common unitholders..........  $   30,391    $   29,797    $   74,481    $   60,659
                                                              ==========    ==========    ==========    ==========
BASIC INCOME PER COMMON UNIT
  Before extraordinary items................................  $     0.34    $     0.33    $     0.83    $     0.68
  Extraordinary items.......................................          --            --            --            --
                                                              ----------    ----------    ----------    ----------
        Net income available to common unitholders..........  $     0.34    $     0.33    $     0.83    $     0.68
                                                              ==========    ==========    ==========    ==========
DILUTED INCOME PER COMMON UNIT
  Before extraordinary items................................  $     0.33    $     0.33    $     0.82    $     0.68
  Extraordinary items.......................................          --            --            --            --
                                                              ----------    ----------    ----------    ----------
        Net income available to common unitholders..........  $     0.33    $     0.33    $     0.82    $     0.68
                                                              ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON UNITS
  Basic.....................................................  89,691,164    89,822,498    89,680,557    89,758,199
                                                              ==========    ==========    ==========    ==========
  Diluted...................................................  90,608,347    90,098,892    90,580,540    89,903,417
                                                              ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                2001         2000
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  81,535    $  67,713
Adjustments:
  Depreciation and amortization.............................     54,177       41,823
  Loss on investments in other companies....................     20,758           --
  Straight-line rents.......................................     (3,466)      (5,343)
  Amortization of debt premiums and financing costs.........     (1,033)      (2,781)
  Minority interests' share of net income...................     22,809       12,931
  Gain on divestitures of real estate, net of related
    extraordinary items.....................................    (34,559)        (405)
  Extraordinary items.......................................        438           --
  Equity in earnings of AMB Investment Management...........         43        1,292
  Equity in earnings of unconsolidated joint ventures.......     (2,729)      (2,559)
  Changes in other assets, net..............................      3,034       (8,068)
  Changes in other liabilities, net.........................     24,834       15,766
                                                              ---------    ---------
         Net cash provided by operating activities..........    165,841      120,369
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash...................................    (19,119)      81,693
Cash paid for property acquisitions.........................   (165,326)    (224,210)
Additions to buildings, development costs, and other first
  generation improvements...................................   (113,517)    (129,616)
Additions to second generation building improvements and
  lease costs...............................................    (16,874)     (15,986)
Additions to interest in unconsolidated joint ventures......     (3,222)     (10,884)
Distributions received from unconsolidated joint ventures...      2,518        1,841
Net proceeds from divestitures of real estate...............     97,702       15,083
                                                              ---------    ---------
         Net cash used in investing activities..............   (217,838)    (282,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units....................................      1,138          269
Borrowings on unsecured credit facility.....................    198,000      160,000
Borrowings on Alliance Fund I credit facility...............         --       25,000
Borrowings on Alliance Fund II credit facility..............     98,100           --
Borrowings on secured debt..................................    138,785       45,109
Payments on unsecured credit facility.......................   (414,000)     (67,000)
Payments on Alliance Fund I credit facility.................         --      (54,000)
Payments on secured debt....................................    (19,749)        (136)
Payment of financing fees...................................     (1,220)      (3,893)
Net proceeds from issuance of unsecured senior debt
  securities................................................     74,563           --
Net proceeds from issuance of preferred units...............     24,856       19,590
Contributions from co-investment partners...................    131,950       73,282
Distributions paid to common and preferred unitholders......    (40,621)     (38,074)
Distributions to limited partners' minority interests,
  including preferred units.................................    (25,062)     (17,006)
                                                              ---------    ---------
         Net cash provided by financing activities..........    166,740      143,141
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........    114,743      (18,569)
Cash and cash equivalents at beginning of period............     20,358       33,312
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 135,101    $  14,743
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $  66,282    $  45,536
                                                              =========    =========
Non-cash transactions:
  Acquisitions of properties................................    165,326    $ 228,103
  Assumption of debt........................................         --       (3,893)
                                                              ---------    ---------
         Net cash paid......................................  $ 165,326    $ 224,210
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                      GENERAL PARTNER                               LIMITED PARTNERS
                                       ---------------------------------------------   ------------------------------------------
                                         PREFERRED UNITS          COMMON UNITS           PREFERRED UNITS         COMMON UNITS
                                       -------------------   -----------------------   -------------------   --------------------
                                         UNITS     AMOUNT      UNITS        AMOUNT       UNITS     AMOUNT      UNITS      AMOUNT
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
BALANCE AT DECEMBER 31, 2000.........  4,000,000   $96,100   83,909,340   $1,671,830   1,300,000   $62,319   5,827,917   $115,654
Comprehensive income:
  Net Income.........................         --     4,250           --       70,123          --     2,804          --      4,358
  Realized loss on securities........         --        --           --        3,732          --        --          --        230
        Total comprehensive income...
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................         --        --      232,014        5,708          --        --          --         --
Issuance of common limited
  partnership units in connection
  with the exercise of stock
  options............................         --        --       50,305        1,138          --        --          --         --
Conversion of operating partnership
  units to common stock..............         --        --      598,297       13,443          --        --    (598,297)   (11,921)
Retirement of operating partnership
  units..............................         --        --      (25,000)        (570)         --        --          --         --
Deferred compensation................         --        --           --       (5,708)         --        --          --         --
Deferred compensation amortization...         --        --           --        1,266          --        --          --         --
Reallocation of interests............         --        --           --          (28)         --        --          --         28
Distributions........................         --    (4,250)          --      (67,150)         --    (2,804)         --     (4,132)
                                       ---------   -------   ----------   ----------   ---------   -------   ---------   --------
BALANCE AT JUNE 30, 2001.............  4,000,000   $96,100   84,764,956   $1,693,784   1,300,000   $62,319   5,229,620   $104,217
                                       =========   =======   ==========   ==========   =========   =======   =========   ========


                                         TOTAL
                                       ----------
BALANCE AT DECEMBER 31, 2000.........  $1,945,903
Comprehensive income:
  Net Income.........................
  Realized loss on securities........
        Total comprehensive income...      85,497
Issuance of common limited
  partnership units in connection
  with issuance of restricted
  stock..............................       5,708
Issuance of common limited
  partnership units in connection
  with the exercise of stock
  options............................       1,138
Conversion of operating partnership
  units to common stock..............       1,522
Retirement of operating partnership
  units..............................        (570)
Deferred compensation................      (5,708)
Deferred compensation amortization...       1,266
Reallocation of interests............          --
Distributions........................     (78,336)
                                       ----------
BALANCE AT JUNE 30, 2001.............  $1,956,420
                                       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

     As of June 30, 2001, the Company owned an approximate 94.2% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.8% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Operating Partnership's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital to fund certain acquisitions and development and renovation projects. As of June 30, 2001, the Operating Partnership had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

     AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"), provides real estate investment services on a fee basis to clients. Headlands Realty Corporation, a Maryland Corporation conducts a variety of businesses that include incremental income programs, such as the Company's Customer Assist Program and, to a limited extent, development projects available for sale to third parties. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby owning 100% of both entities' capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership owned 100% of AMB Investment Management's and Headlands Realty Corporation's non-voting preferred stock (representing a 95% economic interest therein) and reflected its investment using the equity method.

     As of June 30, 2001, the Operating Partnership owned 865 industrial buildings and eight retail centers, located in 26 markets throughout the United States. The Operating Partnership's strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. As of June 30, 2001, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 77.3 million rentable square feet and were 95.9% leased to over 2,807 tenants. As of

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

June 30, 2001, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.5 million rentable square feet and were 93.0% leased to over 180 tenants.

     As of June 30, 2001, through the Operating Partnership's subsidiary, AMB Investment Management, it also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, the Operating Partnership has invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

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

     The interim results of the three and six months ended June 30, 2001 and 2000, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Investments in other companies are accounted for on a cost basis and realized gains and losses are included in current earnings. For its investments in private companies, the Operating Partnership periodically reviews its investments and management determines if the value of such investments have been permanently impaired. Permanent impairment losses for investments in public and private companies are included in current earnings. During the first half of 2001, the Operating Partnership recognized a realized loss on its investment in other companies totaling $20.8 million, including its investment in Webvan Group, Inc. The Operating Partnership had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income.

     The Operating Partnership adopted FASB Statement No. 133 on derivatives in 2001 and it did not impact its financial position or results of operations as the Operating Partnership does not utilize derivative instruments in its operations. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the second quarter of 2001, the Operating Partnership invested $71.9 million in operating properties, consisting of 12 industrial buildings aggregating approximately 1.0 million square feet, which included the investment of $42.3 million in operating properties, consisting of six industrial buildings aggregating approximately 0.6 million square feet for three of the Operating Partnership's co-investment joint ventures. Year to date, the Operating Partnership has invested $165.3 million in operating properties, consisting of 26 industrial buildings aggregating approximately 2.8 million square feet, which included the investment of $84.8 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.6 million square feet for three of the Operating Partnership's co-investment joint ventures.

     During the second quarter of 2001, the Operating Partnership also contributed operating properties valued at $111.9 million, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of its co-investment joint ventures. Year to date, the Operating Partnership contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. Year to date, the Operating Partnership has recognized a gain of $15.8 million related to these contributions.

     The Operating Partnership completed two development projects during the second quarter, which aggregated approximately 0.7 million square feet and had a total cost of $42.3 million. The Operating Partnership also initiated one new development project during the first quarter, which will aggregate approximately
0.1 million square feet and have a total estimated cost of $4.9 million upon completion. As of June 30, 2001, the Operating Partnership had 17 industrial projects, which will total approximately 4.5 million square feet and have an aggregate estimated investment of $254.2 million upon completion, in its development pipeline. It also had three retail projects, which will total approximately 0.5 million square feet and have an aggregate estimated investment of $68.6 million upon completion, in its development pipeline. As of June 30, 2001, the Operating Partnership and its Development Alliance Partners have funded an aggregate of $210.1 million and will need to fund an estimated additional $112.7 million in order to complete projects currently under construction.

 4. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     During the quarter, the Operating Partnership divested itself of seven industrial buildings, aggregating approximately 1.3 million square feet, for an aggregate price of $61.6 million, with a resulting net gain of $18.4 million, including extraordinary losses related to prepayment penalties. Year to date, the Operating Partnership divested itself of 13 industrial buildings, aggregating approximately 1.9 million square feet, for an aggregate price of $93.1 million, with a resulting net gain of $18.3 million.

     The Operating Partnership has decided to divest itself of two retail centers and four industrial buildings, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2001, the net carrying value of the properties held for divestiture was $96.2 million.

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

     The following table summarizes the condensed results of operations of the properties held for divestiture (dollars in thousands):

          PROPERTIES HELD FOR DIVESTITURE             2001      2000
          -------------------------------            ------    ------
THREE MONTHS ENDED JUNE 30,
Income.............................................  $2,771    $2,355
Property operating expenses........................     648       567
Interest expense...................................     635       796
Depreciation expense...............................     145       136
                                                     ------    ------
  Net income.......................................  $1,343    $  856
                                                     ======    ======
SIX MONTHS ENDED JUNE 30,
Income.............................................  $5,537    $4,837
Property operating expenses........................   1,369     1,219
Interest expense...................................   1,273     1,595
Depreciation expense...............................     289       271
                                                     ------    ------
  Net income.......................................  $2,606    $1,752
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

     Through a wholly-owned subsidiary, the Operating Partnership also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2001, the outstanding balance on the note was $13.3 million.

 6. DEBT

     As of June 30, 2001, and December 31, 2000, debt consisted of the following (dollars in thousands):

                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                     ----------    ------------
Secured debt, varying interest rates from 4.0% to
  10.4% due November 2001 to June 2023.............  $1,049,454     $  930,418
Unsecured senior debt securities, weighted average
  interest rate of 7.3% due June 2005 to June
  2018.............................................     755,000        680,000
Unsecured credit facility, variable interest at
  LIBOR plus 75 basis points due May 2003..........          --        216,000
Alliance Fund II credit facility, variable interest
  at LIBOR plus 87.5 basis points (weighted average
  interest rate of 4.7% at June 30, 2001) due
  December 2001....................................      98,100             --
                                                     ----------     ----------
  Total before premiums............................   1,902,554      1,826,418
  Unamortized premiums.............................       8,793          9,858
                                                     ----------     ----------
          Total consolidated debt..................  $1,911,347     $1,836,276
                                                     ==========     ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of June 30, 2001, the total gross investment book value of those properties secured by debt was $1.6 billion. All of the secured debt bears interest at fixed rates, except for two

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

loans with an aggregate principal amount of $31.9 million, which bear interest at variable rates (with a weighted average interest rate of 5.5% at June 30, 2001). The secured debt has various financial and non-financial covenants and some are cross-collateralized. Management believes that the Operating Partnership was in compliance with these covenants at June 30, 2001.

     Interest on the senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Operating Partnership was in compliance with these covenants at June 30, 2001.

     In August 2000, the Operating Partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company. In January 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. The Company guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The Operating Partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, the Operating Partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. The Company guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The Operating Partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. The notes have various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in compliance with these covenants at June 30, 2001.

     In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company is a guarantor of the Operating Partnership's obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in compliance with these covenants at June 30, 2001. The Operating Partnership has the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At June 30, 2001, the remaining amount available under the credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

     In June 2001, AMB Institutional Alliance Fund II, L.P. ("Alliance Fund II") obtained a $125.0 million bridge loan from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points, which includes the fee. As of June 30, 2001, the outstanding balance was $98.1 million and the remaining amount available was $26.9 million. It is currently anticipated that the bridge loan will be replaced with a credit facility during the third quarter.

     Capitalized interest related to construction projects for the three months ended June 30, 2001 and 2000, was $3.6 million and $4.2 million, respectively, and for the six months ended June 30, 2001 and 2000, was $7.2 million and $7.2 million, respectively.

     During the six months ended June 30, 2001, the Operating Partnership retired $8.6 million of secured debt prior to maturity in connection with property divestitures. The Operating Partnership recognized an extraordinary loss of $0.4 million related to prepayment penalties.

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

     The scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, as of June 30, 2001, were (dollars in thousands):

                                                     UNSECURED
                                          JOINT        SENIOR      UNSECURED
                             SECURED     VENTURE        DEBT         CREDIT
                               DEBT        DEBT      SECURITIES    FACILITIES      TOTAL
                             --------    --------    ----------    ----------    ----------
2001.......................  $  6,368    $ 33,875     $     --      $98,100      $  138,343
2002.......................    29,163      50,291           --           --          79,454
2003.......................    72,653      10,475           --           --          83,128
2004.......................    71,122      24,448           --           --          95,570
2005.......................    64,266      34,093      250,000           --         348,359
2006.......................   106,183      37,216       25,000           --         168,399
2007.......................    32,181      24,157       55,000           --         111,338
2008.......................    33,604     143,669      175,000           --         352,273
2009.......................     5,176      28,482           --           --          33,658
2010.......................    52,780      67,779       75,000           --         195,559
2011.......................     1,311      93,161       50,000           --         144,472
Thereafter.................     3,307      23,694      125,000           --         152,001
                             --------    --------     --------      -------      ----------
                             $478,114    $571,340     $755,000      $98,100      $1,902,554
                             ========    ========     ========      =======      ==========

 7. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES

     Minority interests in the Operating Partnership represent the limited partnership interests in a subsidiary of the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 27.2 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Operating Partnership owns a majority interest; or (2) the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

     The Operating Partnership, together with one of its affiliates, owns, as of June 30, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. ("Alliance Fund I"). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. ("Alliance REIT I"), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, created a total planned capitalization of $410.0 million.

     On February 14, 2001, the Operating Partnership formed a partnership, AMB Partners II, L.P. ("Partners II"), with the City and County of San Francisco Employees' Retirement System ("CCSFERS") to acquire, manage, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Partners II had received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, created a total planned capitalization of $250.0 million. The Operating Partnership is the managing general partner of Partners II and owns, as of June 30, 2001, 50% of Partners II.

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

     On March 26, 2001, the Operating Partnership formed a joint venture, AMB-SGP, L.P. ("AMB-SGP"), with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation ("GIC"), to own and operate, through a private REIT, distribution facilities nationwide. As of June 30, 2001, AMB-SGP had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment in properties, created a total planned capitalization of $335.0 million. The Operating Partnership is the managing general partner of AMB-SGP and owns, as of June 30, 2001, 50.3% of AMB-SGP.

     On June 28, 2001, the Operating Partnership formed the Alliance Fund II. The Operating Partnership, together with one of the Operating Partnership's other affiliates, owns, as of June 30, 2001, approximately 20.6% of the partnership interests in Alliance Fund II. The Alliance Fund II is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT II, Inc. ("Alliance REIT II"), which includes 10 institutional investors as stockholders. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $159.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, created a total planned capitalization of $400.0 million.

     The following table distinguishes the minority interest liability and the minority interests' share of net income (dollars in thousands):

                                                 LIABILITY           SHARE OF NET INCOME
                                               -------------    ------------------------------
                                                                FOR THE THREE     FOR THE SIX
                                                   AS OF        MONTHS ENDED     MONTHS ENDED
                                               JUNE 30, 2001    JUNE 30, 2001    JUNE 30, 2001
                                               -------------    -------------    -------------
Joint venture partners.......................    $372,720          $ 7,046          $11,410
Series C preferred units (liquidation
  preference of $110,000)....................     105,844            2,406            4,812
Series D preferred units (liquidation
  preference of $79,767).....................      77,687            1,545            3,090
Series E preferred units (liquidation
  preference of $11,022).....................      10,788              214              428
Series F preferred units (liquidation
  preference of $19,872).....................      19,597              395              790
Series G preferred units (liquidation
  preference of $1,000)......................         960               20               40
Series H preferred units (liquidation
  preference of $42,000).....................      40,915              853            1,706
Series I preferred units (liquidation
  preference of $25,500).....................      24,856              510              533
                                                 --------          -------          -------
          Total..............................    $653,367          $12,989          $22,809
                                                 ========          =======          =======

 8. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Operating Partnership has non-controlling limited partnership interests in three separate unconsolidated equity investment joint ventures. The Operating Partnership has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Operating Partnership also has a 50% interest in each of two other operating and development alliance joint ventures. For the three months ended June 30, 2001 and 2000, the Operating Partnership's share of net operating income was $2.3 million and $2.1 million, respectively, and for the six months ended June 30, 2001

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

and 2000, the Operating Partnership's share of net operating income was $5.1 million and $4.1 million, respectively, and, as of June 30, 2001, the Operating Partnership's share of the unconsolidated joint ventures' debt was $32.4 million, with a weighted average interest rate of 6.4% and a weighted average maturity of 3.8 years.

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

     During the second quarter of 2001, no limited partnership units of the Operating Partnership were redeemed. During the first quarter of 2001, the Operating Partnership redeemed 598,297 limited partnership units of the Operating Partnership for shares of its common stock.

     The Company's board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of common stock. During the quarter ended June 30, 2001, the Company repurchased 25,000 shares of its common stock at a purchase price of $22.80 per share under this program. The Company's stock repurchase program expires in December 2001.

     The Operating Partnership declared a regular cash distribution for the quarter ending June 30, 2001, of $0.395 per common unit. The distributions were payable on July 16, 2001, to unitholders of record on July 5, 2001. The Series A, B, C, E, F, and G preferred unit distributions were also payable on July 16, 2001, to unitholders of record on July 5, 2001. The Series D, H, and I preferred unit distributions were payable on July 25, 2001, to unitholders or record on July 5, 2001. The following table sets forth the distributions for the three and six months ended June 30, 2001 and 2000:

                                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                             --------------------    ------------------
            SECURITY                    PAYING ENTITY          2001        2000       2001       2000
            --------                    -------------        --------    --------    -------    -------
Common limited partnership units  Operating Partnership....   $0.395      $0.370     $0.790     $0.740
Series A preferred units          Operating Partnership....   $0.531      $0.531     $1.063     $1.063
Series B preferred units          Operating Partnership....   $1.078      $1.078     $2.156     $2.156
Series C preferred units          AMB Property II, L.P. ...   $1.094      $1.094     $2.188     $2.188
Series D preferred units          AMB Property II, L.P. ...   $0.969      $0.969     $1.938     $1.938
Series E preferred units          AMB Property II, L.P. ...   $0.969      $0.969     $1.938     $1.938
Series F preferred units          AMB Property II, L.P. ...   $0.994      $0.994     $1.103     $1.103
Series G preferred units          AMB Property II, L.P. ...   $0.994         n/a     $1.103        n/a
Series H preferred units          AMB Property II, L.P. ...   $1.016         n/a     $2.032        n/a
Series I preferred units          AMB Property II, L.P. ...   $1.000         n/a     $1.044        n/a

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

10. INCOME PER UNIT

     The Operating Partnership's only dilutive securities outstanding for the three and six months ended June 30, 2001 and 2000, were stock options and restricted stock granted under the Company's stock incentive plan. The effect was to increase weighted average common limited partnership units outstanding. Such dilution was computed using the treasury stock method.

                                      FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                         ENDED JUNE 30,              ENDED JUNE 30,
                                    ------------------------    ------------------------
                                       2001          2000          2001          2000
                                    ----------    ----------    ----------    ----------
WEIGHTED AVERAGE COMMON UNITS
Basic.............................  89,691,164    89,822,498    89,680,557    89,758,199
Stock options and restricted
  stock...........................     917,183       276,394       899,983       145,218
                                    ----------    ----------    ----------    ----------
Diluted...........................  90,608,347    90,098,892    90,580,540    89,903,417
                                    ==========    ==========    ==========    ==========

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

11. SEGMENT INFORMATION

     The Operating Partnership operates industrial and retail properties nationwide and manages its business by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. As of June 30, 2001, the Operating Partnership operated in eight hub and gateway markets in addition to 18 other markets nationwide. Retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment. The Operating Partnership's properties are managed separately because each segment requires different operating, pricing, and leasing strategies.

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

                                            RENTAL REVENUES(1)      PROPERTY NOI(1)(2)
                                           --------------------    ---------------------
                                           FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                              ENDED JUNE 30,          ENDED JUNE 30,
                                           --------------------    ---------------------
                                             2001        2000        2001         2000
                                           --------    --------    ---------    --------
Industrial Hub & Gateway Markets:
  Atlanta................................  $  6,801    $  5,882    $  5,442     $ 4,885
  Chicago................................     9,804       9,813       6,553       6,955
  Dallas/Ft. Worth.......................     8,052       6,160       5,209       4,429
  No. New Jersey/New York................    11,690       8,021       8,680       6,009
  San Francisco Bay Area.................    25,999      18,918      22,064      15,783
  Southern California....................    15,375       8,632      12,426       6,959
  Miami..................................     8,092       4,397       5,799       3,320
  Seattle................................     6,592       5,300       5,068       4,311
                                           --------    --------    --------     -------
          Total hub and gateway
            markets......................    92,405      67,123      71,241      52,651
Total other industrial markets...........    37,222      34,359      26,868      25,877
Total retail markets.....................     7,767       6,932       5,645       4,798
                                           --------    --------    --------     -------
Total properties.........................  $137,394    $108,414    $103,754     $83,326
                                           ========    ========    ========     =======

---------------
(1) Excludes straight line rents of $2.1 million and $2.2 million for the three months ended June 30, 2001 and 2000, respectively.

(2) Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

                                 RENTAL REVENUES(1)    PROPERTY NOI(1)(2)
                                 FOR THE SIX MONTHS    FOR THE SIX MONTHS    TOTAL GROSS INVESTMENT (3)
                                   ENDED JUNE 30,        ENDED JUNE 30,      ---------------------------
                                 -------------------   -------------------    JUNE 30,     DECEMBER 31,
                                   2001       2000       2001       2000        2001           2000
                                 --------   --------   --------   --------   -----------   -------------
Industrial Hub and Gateway
  Markets:
  Atlanta......................  $ 13,989   $ 11,076   $ 11,256   $  9,124   $  267,537     $  225,352
  Chicago......................    19,818     19,467     13,308     13,544      296,192        303,489
  Dallas/Ft. Worth.............    16,231     12,617     10,715      9,101      239,226        240,933
  No. New Jersey/New York......    22,533     14,078     16,261     10,936      400,727        382,285
  San Francisco Bay Area.......    49,960     36,649     42,295     30,161      666,313        641,137
  Southern California..........    30,313     17,162     24,555     13,929      596,598        552,055
  Miami........................    16,819      9,030     12,433      6,858      284,806        281,710
  Seattle......................    12,936     10,693     10,090      8,771      211,070        203,786
                                 --------   --------   --------   --------   ----------     ----------
          Total hub and gateway
            markets............   182,699    130,772    140,913    102,424    2,962,469      2,830,747
Total other industrial
  markets......................    73,552     68,420     52,758     50,895    1,192,595      1,045,455
Total retail markets...........    15,619     14,328     11,639     10,140      206,434        150,395
                                 --------   --------   --------   --------   ----------     ----------
Total properties...............  $271,870   $213,520   $205,310   $163,459   $4,361,498     $4,026,597
                                 ========   ========   ========   ========   ==========     ==========

---------------
(1) Excludes straight-line rents of $3.5 million and $5.3 million for the six months ended June 30, 2001 and 2000, respectively.

(2) Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3) Excludes net properties held for divestiture of $96.2 million, which is comprised of $35.8 million in industrial and $60.4 million in retail properties, as of June 30, 2001, and $197.1 million, which is comprised of $158.7 million in industrial and $38.4 million in retail properties, as of December 31, 2000.

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

     The Operating Partnership uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income (dollars in thousands):

                                          FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,
                                          --------------------    --------------------
                                            2001        2000        2001        2000
                                          --------    --------    --------    --------
REVENUES
Total rental revenues for reportable
  segments..............................  $139,535    $110,597    $275,336    $218,863
Investment management and other
  income................................     6,491       2,882      15,524       4,939
                                          --------    --------    --------    --------
          Total consolidated revenues...  $146,026    $113,479    $290,860    $223,802
                                          ========    ========    ========    ========
NET INCOME
Property net operating income for
  reportable segments...................  $105,895    $ 85,509    $208,776    $168,802
Equity in earnings of unconsolidated
  joint ventures........................     1,255       1,317       2,729       2,559
Investment management and other
  income................................     5,236       1,565      12,795       2,380
Less:
  Interest expense......................   (30,206)    (20,002)    (61,758)    (40,344)
  Depreciation and amortization.........   (27,323)    (22,631)    (54,177)    (41,823)
  General and administrative............    (9,201)     (5,984)    (17,384)    (11,335)
  Loss on investments in other
     companies..........................   (16,103)         --     (20,758)         --
  Minority interests....................   (12,989)     (6,866)    (22,809)    (12,931)
                                          --------    --------    --------    --------
Net income before gain and extraordinary
  items.................................    16,564      32,908      47,414      67,308
Gain from divestitures of real estate...    17,792         416      34,559         405
                                          --------    --------    --------    --------
Net income before extraordinary items...    34,356      33,324      81,973      67,713
Extraordinary items.....................      (438)         --        (438)         --
                                          --------    --------    --------    --------
          Net income....................  $ 33,918    $ 33,324    $ 81,535    $ 67,713
                                          ========    ========    ========    ========

                               AMB PROPERTY, L.P.

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates' or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans, or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them.

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

     Unless the context otherwise requires, the terms "we," "us," and "our" refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are our registered trademarks of AMB Property Corporation, our general partner:
AMB(R); Customer Alliance Partners(R); Customer Alliance Program(R); Development Alliance Partners(R); Development Alliance Program(R); eSpace(R); Institutional Alliance Partners(R); Institutional Alliance Program(R); Management Alliance Partners(R); Management Alliance Program(R); UPREIT Alliance Partners(R); and UPREIT Alliance Program(R). The following marks are our unregistered trademarks of AMB Property Corporation, our general partner: Broker Alliance Partners(TM); Broker Alliance Program(TM); HTD(TM); High Throughput Distribution(TM); Strategic Alliance Partners(TM); and Strategic Alliance Programs(TM).

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

     As of June 30, 2001, we owned and operated 865 industrial buildings and eight retail centers, totaling approximately 78.8 million rentable square feet, located in 26 markets nationwide. As of June 30, 2001, our industrial and retail properties were 95.9% and 93.0% leased, respectively. As of June 30, 2001, through our subsidiary, AMB Investment Management, we also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, we have invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

     As of June 30, 2001, we had two retail centers and four industrial buildings, which were held for divestiture. In addition, during the quarter, we disposed of seven industrial buildings, aggregating approximately 1.3 million rentable square feet, for an aggregate price of $61.6 million. Year to date, we have disposed of 13 industrial buildings, aggregating approximately 1.9 million rentable square feet, for an aggregate price of $93.1 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

     We are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. As of June 30, 2001, AMB Property Corporation owned an approximate 94.2% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive, and complete responsibility and discretion in our day-to-day management and control.

     We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of June 30, 2001, we had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

     We are the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with an affiliate, own, as of June 30, 2001, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $410.0 million.

     On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. We are the managing general partner of AMB Partners II, L.P. and owns, as of June 30, 2001, 50% of AMB Partners II, L.P.

     On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private REIT, distribution facilities nationwide. As of June 30, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP, L.P. and owns, as of June 30, 2001, 50.3% of AMB-SGP, L.P.

     On June 28, 2001, we formed AMB Institutional Alliance Fund II, L.P. We are the managing general partner and own, as of June 30, 2001, approximately 20.6% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between us and AMB Institutional Alliance REIT II, Inc., a limited partner of the Alliance Fund II, which includes 10 institutional investors as stockholders. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $159.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $400.0 million.

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

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the quarter, we invested $71.9 million in operating properties, consisting of 12 industrial buildings aggregating approximately 1.0 million square feet, including the investment of $42.3 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.6 million square feet, for three of our co-investment joint ventures. Year to date, we have invested $165.3 million in operating properties, consisting of 26 industrial buildings aggregating approximately 2.8 million square feet, including the investment of $84.8 million in operating properties, consisting of 14 industrial buildings, aggregating approximately 1.6 million square feet, for three of our co-investment joint ventures.

     During the second quarter of 2001, we also contributed $111.9 million in operating properties, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of our co-investment joint ventures. Year to date, we have contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately
10.8 million square feet, to three of our co-investment joint ventures. Year to date, we have recognized gains of $15.8 million on the contributions.

     We also completed two development projects during the second quarter, which aggregated approximately 0.7 million square feet and had a total cost of $42.3 million. We also initiated one new development project during the first quarter, which will aggregate approximately 0.1 million square feet and has a total estimated cost of $4.9 million upon completion. As of June 30, 2001, we had 17 industrial projects, which will total approximately 4.5 million square feet and have a total estimated investment of $254.2 million upon completion, in our development pipeline. We also had three retail projects, which will total approximately 0.5 million square feet and have a total estimated investment of $68.6 million upon completion, in our development pipeline. As of June 30, 2001, we and our Development Alliance Partners have funded an aggregate of $210.1 million and will need to fund an estimated additional $112.7 million in order to complete projects currently under construction.

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

GROWTH STRATEGIES

  AMB Investment Management

     AMB Investment Management, Inc. provides real estate investment management services on a fee basis to clients and co-investment partners. As of May 31, 2001, we hold all of the outstanding capital stock of AMB Investment Management. AMB Investment Management, Inc. conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership, of which it is the sole general partner. We intend to expand this business through our co-investment program.

     We co-invest with clients of AMB Investment Management, Inc., to the extent such clients newly commit investment capital, through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each client whereby we will own at least a 20% interest in all ventures. We currently have five co-investment joint ventures. In general, we control all significant operating and investment decisions of our co-investment entities.

  Headlands Realty Corporation

     Headlands Realty Corporation conducts a variety of businesses that include incremental income programs, such as our Customer Assist Program and, to a limited extent, development projects available for sale to third parties. As of May 31, 2001, we hold all of the outstanding capital stock of Headlands Realty Corporation.

  Growth Through Operations

     We seek to generate internal growth through rent increases on existing space and renewal on re-tenanted space, by maintaining a high occupancy rate of our properties and by controlling expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of June 30, 2001, our industrial properties and retail centers were 95.9% leased and 93.0% leased, respectively. Year to date, we have increased average industrial base rental rates (on a cash basis) by 29.2% from the expiring rent for that space, on leases entered into or renewed during such period, representing approximately
5.2 million rentable square feet. This amount excludes expense reimbursements, rental abatements, and percentage rents.

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

  Growth Through Development

     We believe that renovation and expansion of value-added properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development, or properties that are well located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our national market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program, we have established strategic alliances with national and regional developers to enhance our development capabilities.

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

                             RESULTS OF OPERATIONS

     The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally 90% leased). We refer to these properties as the same store properties. For the comparison between the three and six months ended June 30, 2001 and 2000, the same store industrial properties consisted of properties aggregating approximately 61.4 million square feet. The properties acquired in 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet, and the properties acquired during the six months of 2001 consisted of 26 buildings, aggregating 2.8 million square feet. In 2000, property divestitures consisted of one retail center and 25 industrial buildings, aggregating approximately 2.5 million square feet, and property divestitures during the first six months of 2001 consisted of 13 industrial buildings, aggregating approximately 1.9 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from their historical rates.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000
(DOLLARS IN MILLIONS):

               RENTAL REVENUES                  2001      2000     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $102.0    $ 94.7     $ 7.3         7.7%
2000 acquisitions............................    26.5       5.2      21.3       409.6%
2001 acquisitions............................     3.5        --       3.5          --
Developments.................................     1.9       0.4       1.5       375.0%
Divestitures.................................     3.5       8.1      (4.6)      (56.8)%
Straight-line rents..........................     2.1       2.2      (0.1)       (4.5)%
                                               ------    ------     -----       -----
          Total..............................  $139.5    $110.6     $28.9        26.1%
                                               ======    ======     =====       =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower occupancy. During the three months ended June 30, 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 49.4% on 1.9 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME        2001    2000    $ CHANGE    % CHANGE
     --------------------------------------        ----    ----    --------    --------
Equity in earnings of unconsolidated JVs.........  $1.3    $1.3      $0.0         0.0%
Investment management income.....................   1.5     0.7       0.8       114.3%
Interest and other income........................   3.7     0.9       2.8       311.1%
                                                   ----    ----      ----       -----
          Total..................................  $6.5    $2.9      $3.6       124.1%
                                                   ====    ====      ====       =====

     The $0.8 million increase in investment management income was due primarily to increased acquisition fees. The $2.8 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from our construction loan to one of our unconsolidated joint ventures. Interest income also increased resulting from increased cash balances and bridge loans to our joint ventures.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES  2001     2000     $ CHANGE    % CHANGE
-------------------------------------------------  -----    -----    --------    --------
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)
Rental expenses.................................   $16.7    $11.6     $ 5.1        43.4%
Real estate taxes...............................    16.9     13.5       3.4        25.2%
                                                   -----    -----     -----       -----
  Property operating expenses...................   $33.6    $25.1     $ 8.5        33.4%
                                                   =====    =====     =====       =====
Same store......................................   $23.7    $21.4     $ 2.3        10.7%
2000 acquisitions...............................     7.7      1.5       6.2       413.3%
2001 acquisitions...............................     0.8       --       0.8          --
Developments....................................     0.8       --       0.8          --
Divestitures....................................     0.6      2.2      (1.6)      (72.7)%
                                                   -----    -----     -----       -----
          Total.................................   $33.6    $25.1     $ 8.5        33.4%
                                                   =====    =====     =====       =====

     The increase in same store properties' operating expenses primarily relates to increases in common area maintenance expenses of $0.7 million and real estate taxes of $1.2 million.

                OTHER EXPENSES                   2001     2000     $ CHANGE    % CHANGE
                --------------                   -----    -----    --------    --------
Interest, including amortization...............  $30.2    $20.0     $10.2        51.0%
Depreciation and amortization..................   27.3     22.6       4.7        20.8%
General and administrative.....................    9.2      6.0       3.2        53.3%
                                                 -----    -----     -----        ----
          Total................................  $66.7    $48.6     $18.1        37.2%
                                                 =====    =====     =====        ====

     The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances. The increase in depreciation expense was due to increases in our investments in real estate. The increase in general and administrative expenses was primarily due to increased personnel costs, occupancy costs, and timing differences. In addition, the consolidation of AMB Investment Management, Inc. and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses.

     The $16.1 million loss on investments in other companies during the quarter related to our investments in technology-based companies. The loss reflects a 100% of the value of the investments.

     During the three months ended June 30, 2001, we retired $8.6 million of secured debt prior to maturity in connection with property divestitures. We recognized an extraordinary loss of $0.4 million related to prepayment penalties.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000 (DOLLARS IN MILLIONS):

               RENTAL REVENUES                  2001      2000     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $203.1    $188.4     $14.7         7.8%
2000 acquisitions............................    51.8       8.0      43.8       547.5%
2001 acquisitions............................     5.1        --       5.1          --
Developments.................................     3.3       0.6       2.7       450.0%
Divestitures.................................     8.5      16.6      (8.1)      (48.8)%
Straight-line rents..........................     3.5       5.3      (1.8)      (34.0)%
                                               ------    ------     -----       -----
          Total..............................  $275.3    $218.9     $56.4        25.7%
                                               ======    ======     =====       =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower occupancy. During the six months ended June 30, 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 33.8% on 4.2 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME       2001     2000    $ CHANGE    % CHANGE
     --------------------------------------       -----    ----    --------    --------
Equity in earnings of unconsolidated JVs........  $ 2.7    $2.6     $ 0.1         3.9%
Investment management income....................    4.0     1.0       3.0       300.0%
Interest and other income.......................    8.8     1.4       7.4       528.6%
                                                  -----    ----     -----       -----
          Total.................................  $15.5    $5.0     $10.5       210.0%
                                                  =====    ====     =====       =====

     The $3.0 million increase in investment management income was due primarily to increased acquisition fees. The $7.4 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from our construction loan to one of our unconsolidated joint ventures.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES  2001     2000     $ CHANGE    % CHANGE
-------------------------------------------------  -----    -----    --------    --------
(EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)
Rental expenses.................................   $33.1    $23.1     $10.0        43.3%
Real estate taxes...............................    33.5     27.0       6.5        24.1%
                                                   -----    -----     -----       -----
  Property operating expenses...................   $66.6    $50.1     $16.5        32.9%
                                                   =====    =====     =====       =====
Same store......................................   $47.2    $43.3     $ 3.9         9.0%
2000 acquisitions...............................    16.0      2.5      13.5       540.0%
2001 acquisitions...............................     1.0       --       1.0          --
Developments....................................     1.0       --       1.0          --
Divestitures....................................     1.4      4.3      (2.9)      (67.4)%
                                                   -----    -----     -----       -----
          Total.................................   $66.6    $50.1     $16.5        32.9%
                                                   =====    =====     =====       =====

     The increase in same store properties' operating expenses primarily relates to increases in common area maintenance expenses of $1.7 million and real estate taxes of $1.8 million.

                OTHER EXPENSES                   2001     2000     $ CHANGE    % CHANGE
                --------------                  ------    -----    --------    --------
Interest, including amortization..............  $ 61.8    $40.3     $21.5        53.4%
Depreciation and amortization.................    54.2     41.8      12.4        29.7%
General and administrative....................    17.4     11.3       6.1        54.0%
                                                ------    -----     -----        ----
          Total...............................  $133.4    $93.4     $40.0        42.8%
                                                ======    =====     =====        ====

     The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and to an increase in secured debt balances. The increase in depreciation expense was due to increases in our investments in real estate. The increase in general and administrative expenses was primarily due to increased personnel costs, occupancy costs, and timing differences. In addition, the consolidation of AMB Investment Management, Inc. and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses.

     The $20.8 million loss on investments in other companies during the quarter related to our investment in Webvan Group, Inc. and other technology-based companies. The loss reflects a 100% of the value of the investments.

     During the six months ended June 30, 2001, we retired $8.6 million of secured debt prior to maturity in connection with property divestitures. We recognized an extraordinary loss of $0.4 million related to prepayment penalties.

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

CAPITAL RESOURCES

     Property Divestitures. In the second quarter, we divested ourselves of seven industrial buildings for an aggregate price of $61.6 million, with a resulting net gain of $18.4 million, including extraordinary losses related to prepayment penalties. Year to date, we have divested ourselves of 13 industrial buildings for an aggregate price of $93.1 million, with a resulting net gain of $18.3 million.

     Properties Held for Divestiture. We have decided to divest ourselves of four industrial buildings and two retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2001, the net carrying value of the properties held for divestiture was $96.2 million.

     Co-investment Program. During the quarter, we contributed $111.9 million in operating properties, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of our co-investment joint ventures. Year to date, we have contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately
10.8 million square feet, to three of our co-investment joint ventures.

     On June 28, 2001, we formed AMB Alliance Fund II to acquire, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Alliance Fund II had received equity commitments from investors of $159.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $400.0 million. We are the managing general partner of AMB Alliance Fund II and own, as of June 30, 2001, 20.6% of the co-investment joint venture.

     On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. We are the managing general partner of Partners II and own, as of June 30, 2001, 50% of the co-investment joint venture.

     On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private REIT, distribution facilities nationwide. As of June 30, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP, L.P. and own, as of June 30, 2001, 50.25% of the co-investment joint venture.

     Credit Facilities. In May 2000, we entered into a $500.0 million unsecured revolving credit agreement. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. We have the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points. As of June 30, 2001, there was no outstanding balance on our unsecured credit facility. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At June 30, 2001, the remaining amount available under our unsecured credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

     In June 2001, AMB Alliance Fund II obtained a $125.0 million bridge loan from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points, which includes the fee. As of June 30, 2001, the outstanding balance was $98.1 million and the remaining amount available was $26.9 million. It is currently anticipated that the bridge loan will be replaced with a credit facility during the third quarter.

     Equity. In March 2001, AMB Property II, L.P., one of our subsidiaries, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from us and to make a loan to us. We used the funds to partially repay borrowings under our unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

     During the second quarter of 2001, no limited partnership units were redeemed. During the first quarter of 2001, we redeemed 598,297 of our limited partnership units for shares of AMB Property Corporation's common stock.

     AMB Property Corporation's board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of its common stock. During the second quarter, AMB Property Corporation repurchased 25,000 shares of its common stock at a purchase price of $22.80 per share under the program. AMB Property Corporation's stock repurchase program expires in December 2001.

     Debt. As of June 30, 2001, the aggregate principal amount of our secured debt was $1.0 billion, excluding unamortized debt premiums of $8.8 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 8.1%) and final maturity dates ranging from November 2001 to June 2023. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $31.9 million as of June 30, 2001, which bear interest at variable rates (with a weighted average interest rate of 5.5% at June 30, 2001).

     In August 2000, we commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of June 30, 2001, we have issued $355.0 million of medium-term notes under this program, leaving $45.0 million available for issuance. In January 2001, we issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. We used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, we issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. We used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties.

     Mortgage Receivables. In September 2000, we sold our retail center located in Los Angeles, California. We carry an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The mortgage note matures in September 2001 and has a one-year extension option. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2001, the outstanding balance on the note was $13.3 million.

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

     The tables below summarize our debt maturities and capitalization as of June 30, 2001 (dollars in thousands):

                                                  DEBT
---------------------------------------------------------------------------------------------------------
                                            OUR        JOINT      UNSECURED      UNSECURED
                                          SECURED     VENTURE    SENIOR DEBT      CREDIT         TOTAL
                                          DEBT(1)      DEBT      SECURITIES    FACILITIES(2)      DEBT
                                          --------   ---------   -----------   -------------   ----------
2001....................................  $  6,368   $  33,875    $     --       $ 98,100      $  138,343
2002....................................    29,163      50,291          --             --          79,454
2003....................................    72,653      10,475          --             --          83,128
2004....................................    71,122      24,448          --             --          95,570
2005....................................    64,266      34,093     250,000             --         348,359
2006....................................   106,183      37,216      25,000             --         168,399
2007....................................    32,181      24,157      55,000             --         111,338
2008....................................    33,604     143,669     175,000             --         352,273
2009....................................     5,176      28,482          --             --          33,658
2010....................................    52,780      67,779      75,000             --         195,559
2011....................................     1,311      93,161      50,000             --         144,472
Thereafter..............................     3,307      23,694     125,000             --         152,001
                                          --------   ---------    --------       --------      ----------
  Subtotal..............................   478,114     571,340     755,000         98,100       1,902,554
  Unamortized premiums..................     8,793          --          --             --           8,793
                                          --------   ---------    --------       --------      ----------
          Total consolidated debt.......   486,907     571,340     755,000         98,100       1,911,347
Our share of unconsolidated joint
  venture debt(3).......................        --      32,383          --             --          32,383
                                          --------   ---------    --------       --------      ----------
          Total debt....................   486,907     603,723     755,000         98,100       1,943,730
Joint venture partners' share of
  consolidated joint venture debt.......        --    (290,001)         --        (77,892)       (367,893)
                                          --------   ---------    --------       --------      ----------
     Our share of total debt............  $486,907   $ 313,722    $755,000       $ 20,208      $1,575,837
                                          ========   =========    ========       ========      ==========
Weighed average interest rate...........       8.1%        7.4%        7.3%           4.7%            7.4%
Weighed average maturity (in years).....       5.2         7.4         8.0            0.4             6.7

---------------
(1) All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $31.9 million as of June 30, 2001, which bear interest at variable rates (with a weighted average interest rate of 5.5% at June 30, 2001).

(2) The 2001 maturity represents a short-term credit facility obtained by the Alliance Fund II, which will repay the facility with capital contributions and secured debt proceeds. AMB also has a $500.0 million credit facility, which matures in 2003.

(3) The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 6.4% and 3.8 years, respectively.

                                       MARKET CAPITAL
---------------------------------------------------------------------------------------------
                                                       UNITS
                     SECURITY                       OUTSTANDING   MARKET PRICE   MARKET VALUE
                     --------                       -----------   ------------   ------------
Common general partnership units..................  84,994,367       $25.76       $2,189,455
Common limited partnership units..................   5,229,620        25.76          134,715
                                                    ----------                    ----------
          Total...................................  90,223,987                    $2,324,170
                                                    ==========                    ==========

                                      PREFERRED UNITS
-------------------------------------------------------------------------------------------
                                                    DIVIDEND   LIQUIDATION     REDEMPTION
                     SECURITY                         RATE     PREFERENCE      PROVISIONS
                     --------                       --------   -----------   --------------
Series A preferred units..........................    8.50%     $100,000     July 2003
Series B preferred units..........................    8.63%       65,000     November 2003
Series C preferred units..........................    8.75%      110,000     November 2003
Series D preferred units..........................    7.75%       79,767     May 2004
Series E preferred units..........................    7.75%       11,022     August 2004
Series F preferred units..........................    7.95%       19,872     March 2005
Series G preferred units..........................    7.95%        1,000     August 2005
Series H preferred units..........................    8.13%       42,000     September 2005
Series I preferred units..........................    8.00%       25,500     March 2006
                                                      ----      --------
  Weighted Average/Total..........................    8.34%     $454,161
                                                      ====      ========

                       CAPITALIZATION RATIOS
-------------------------------------------------------------------
Total debt-to-total market capitalization...................  41.2%
Our share of total debt-to-total market capitalization......  36.2%
Total debt plus preferred-to-total market capitalization....  50.8%
Our share of total debt plus preferred-to-total market
  capitalization............................................  46.6%
Our share of total debt-to-total book capitalization........  42.5%

LIQUIDITY

     As of June 30, 2001, we had approximately $176.6 million in cash, restricted cash, and cash equivalents, and $500.0 million of additional available borrowings under our credit facility. We intend to use: 1) cash from operations; 2) borrowings under our credit facility; 3) other forms of secured and unsecured financing; 4) proceeds from any future debt or limited partnership unit offerings(including issuances of limited partnership units by our subsidiaries); 5) proceeds from divestitures of properties; and 6) private capital to fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

     We declared a regular cash distribution for the quarter ending June 30, 2001, of $0.395 per common unit. The distributions were payable on July 16, 2001, to unitholders of record on July 5, 2001. The Series A, B, C, E, F, and G preferred unit distributions were also payable on July 16, 2001, to unitholders of record on July 5, 2001. The Series D, H, and I preferred unit distributions were payable on July 25, 2001, to unitholders of record on July 5, 2001. The following table sets forth the distributions:

                                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                             --------------------    ------------------
          SECURITY                    PAYING ENTITY            2001        2000       2001       2000
          --------                    -------------          --------    --------    -------    -------
Operating partnership units   Operating Partnership........   $0.395      $0.370     $0.790     $0.740
Series A preferred units      Operating Partnership........   $0.531      $0.531     $1.063     $1.063
Series B preferred units      Operating Partnership........   $1.078      $1.078     $2.156     $2.156
Series C preferred units      AMB Property II, L.P. .......   $1.094      $1.094     $2.188     $2.188
Series D preferred units      AMB Property II, L.P. .......   $0.969      $0.969     $1.938     $1.938
Series E preferred units      AMB Property II, L.P. .......   $0.969      $0.969     $1.938     $1.938
Series F preferred units      AMB Property II, L.P. .......   $0.994      $0.994     $1.103     $1.103
Series G preferred units      AMB Property II, L.P. .......   $0.994       n/a       $1.103      n/a
Series H preferred units      AMB Property II, L.P. .......   $1.016       n/a       $2.032      n/a
Series I preferred units      AMB Property II, L.P. .......   $1.000       n/a       $1.044      n/a

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or limited partnership unit offerings. However, we may not be able to obtain future financings on favorable terms or at all.

CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of June 30, 2001, we are developing 20 projects representing a total estimated investment of $322.8 million upon completion. Of this total, $210.1 million had been funded as of June 30, 2001, and approximately $112.7 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, and net proceeds from property divestitures. We have no other material capital commitments.

     Year to date, we have invested $165.3 million in 26 operating industrial buildings, aggregating approximately 2.8 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and limited partnership unit issuances, and net proceeds from property divestitures.

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

     FFO is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary items plus real estate depreciation and adjustment to derive our pro rata share of FFO of unconsolidated joint ventures, less minority interest pro rata share of FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with the NAREIT White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

     The following table reflects the calculation of funds from operations (dollars in thousands, except share and per share data):

                                             FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                ENDED JUNE 30,          ENDED JUNE 30,
                                             --------------------    --------------------
                                               2001        2000        2001        2000
                                             --------    --------    --------    --------
Income from operations.....................  $29,553     $39,774     $ 70,223    $ 80,239
Real estate related depreciation and
  amortization:
  Total depreciation and amortization......   27,323      22,631       54,177      41,823
  FF&E depreciation and ground lease
     amortization(1).......................     (492)       (231)        (973)       (634)
FFO attributable to minority interests(2):
  Separate account co-investors............   (1,390)     (1,283)      (2,779)     (2,547)
  Alliance Fund I..........................   (4,769)       (478)      (8,815)     (1,234)
  Other joint venture partners.............   (2,380)       (920)      (4,132)     (1,526)
  Series C-I preferred unit
     distributions.........................   (5,943)     (4,560)     (11,399)     (8,768)
Adjustments to derive FFO in unconsolidated
  joint venture(3):
  Our share of net income..................   (1,255)     (1,317)      (2,729)     (2,559)
  Our share of FFO.........................    2,133       1,811        4,253       3,547
Series A preferred unit distributions......   (2,125)     (2,125)      (4,250)     (4,250)
Series B preferred unit distributions......   (1,402)     (1,402)      (2,804)     (2,804)
                                             -------     -------     --------    --------
Funds from operations(1)...................  $39,253     $51,900     $ 90,772    $101,287
                                             =======     =======     ========    ========

---------------
(1) Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase options.

(2) Represents FFO attributable to minority interest in consolidated joint ventures whose interests are not exchangeable into common stock. The minority interest's share of NOI for the quarters ended June 30, 2001 and 2000, was $16.3 million and $5.3 million, respectively, and for the six months ended June 30, 2001 and 2000, was $26.2 million and $10.1 million, respectively.

(3) Our share of NOI for the quarters ended June 30, 2001 and 2000, was $2.3 million and $2.1 million, respectively, and for the six months ended June 30, 2001 and 2000, was $5.1 million and $4.1 million, respectively.

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the period ended June 30, 2001 (dollars in thousands):

                                                    THREE MONTHS      SIX MONTHS
                                                        ENDED            ENDED
                                                    JUNE 30, 2001    JUNE 30, 2001
                                                    -------------    -------------
Square feet owned(1)..............................    77,317,388       77,317,388
Occupancy percentage..............................          95.9%            95.9%
Weighted average lease terms:
  Original........................................     6.3 years        6.3 years
  Remaining.......................................     3.3 years        3.3 years
Tenant retention..................................          72.6%            67.7%
  SF expired......................................     3,381,619        7,159,089
Rent increases on renewals and rollovers..........          38.5%            29.2%
  SF leased.......................................     2,653,379        5,239,174
Second generation tenant improvements and leasing
  commissions per sq. ft.(2):
  Renewals........................................   $      1.12      $      0.93
  Re-tenanted.....................................          4.09             3.18
                                                     -----------      -----------
     Weighted average.............................   $      2.28      $      1.93
                                                     ===========      ===========
Recurring capital expenditures(3)
  Tenant improvements.............................   $     2,123      $     4,039
  Lease commissions...............................         3,959            7,283
  Building improvements...........................         3,454            5,552
                                                     -----------      -----------
     Sub-total....................................         9,536           16,874
  JV Partner's share of capital expenditures......          (812)          (1,675)
                                                     -----------      -----------
     Total........................................   $     8,724      $    15,199
                                                     ===========      ===========

---------------
(1) In addition to owned square feet as of June 30, 2001, we managed, through our subsidiary, AMB Investment Management, approximately 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail and other properties, respectively. We also have an investment in approximately
    4.9 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(2) Consists of all second-generation leases renewing or re-tenanting with lease terms greater than one year.

(3) Includes second generation leasing costs and building improvements.

     The following table summarizes key operating and leasing statistics for all of our retail properties as of and for the three and six month periods ended June 30, 2001 (dollars in thousands):

                                                             RETAIL
                                                           ----------
Square feet owned(1).....................................   1,479,481
Occupancy percentage.....................................        93.0%
Weighted average lease terms:
  Original...............................................  14.1 years
  Remaining..............................................   9.5 years
Tenant retention:
  Quarter................................................        31.2%
  Year-to-Date...........................................        11.6%
Square Feet Retained:
  Quarter................................................       2,835
  Year-to-Date...........................................       6,671
Rent increases on renewals and rollovers:
  Quarter................................................        10.0%
  Year-to-Date...........................................        26.7%
Square feet leased:
  Quarter................................................       6,308
  Year-to-Date...........................................      78,631

     The following summarizes key same store properties' operating statistics for our industrial properties as of and for the three and six month periods ending June 30, 2001:

                                                     THREE MONTHS      SIX MONTHS
                                                         ENDED            ENDED
                                                     JUNE 30, 2001    JUNE 30, 2001
                                                     -------------    -------------
Square feet in same store pool(1)..................   61,362,745       61,362,745
  % of total square feet...........................         79.4%            79.4%
Occupancy percentage at period end
  June 30, 2001....................................         96.4%            96.4%
  June 30, 2000....................................         97.6%            97.6%
Tenant retention...................................         71.2%            65.3%
  SF expired.......................................    2,522,257        5,567,235
Rent increases on lease commencements..............         49.4%            33.8%
  SF leased........................................    1,857,650        4,216,731
Cash basis NOI growth % increase:
  Revenues.........................................          7.7%             7.9%
  Expenses.........................................         10.8%             9.1%
  Net operating income.............................          6.8%             7.6%

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of June 30, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2001, we retired 25,000 operating partnership units. The repurchase was exempt from the registration requirement of the Securities Act pursuant to
Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 8.7% of our industrial properties (based on annualized base rent) as of June 30, 2001, will expire on or prior to December 31, 2001. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our industrial properties located in California as of June 30, 2001, represented approximately 25.5% of the aggregate square footage of our industrial properties as of June 30, 2001, and 32.9% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at June 30, 2001, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity.

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

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of June 30, 2001, 255 industrial buildings aggregating approximately 19.7 million square feet (representing 25.5% of our properties based on aggregate square footage and 32.9% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. We own 100% of the capital stock of AMB Investment Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES, AND PARTNERSHIPS

     As of June 30, 2001, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of June 30, 2001, we owned approximately 27.2 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following: (1) our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture); (2) our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;
(3) our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives; and (4) agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer's, member's, or partner's interest or "buy-sell" or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

WE MAY BE UNABLE TO COMPLETE RENOVATION AND DEVELOPMENT ON ADVANTAGEOUS TERMS

     The real estate development business, including the renovation and rehabilitation of existing properties, involves significant risks. These risks include the following: (1) we may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow; (2) we may not be able to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations; (3) new or renovated properties may perform below anticipated levels, producing cash flow below budgeted amounts; (4) substantial renovation as well as new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention that could divert management's time from our day-to-day operations; and (5) activities that we finance through construction loans involve the risk that, upon completion of construction, we may not be able to obtain permanent financing or we may not be able to obtain permanent financing on advantageous terms.

     These risks could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of June 30, 2001, three industrial buildings and two retail centers, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

DEBT FINANCING

WE COULD INCUR MORE DEBT

     We operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation's capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation's common stock or other outstanding classes of capital stock, and future issuance of shares of AMB Property Corporation's capital stock. In spite of this policy, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, AMB Property Corporation, as our general partner could alter or eliminate this policy. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to make distributions to our unitholders and payments to our noteholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of June 30, 2001, we had total debt outstanding of approximately $1.9 billion.

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

RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of June 30, 2001, we had approximately $98.1 million outstanding under our unsecured credit facility and we had two secured loans with an aggregate principal amount of $31.9 million, which bear interest at variable rates (with weighted average interest rate of 5.5% at June 30, 2001). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     In order for AMB Property Corporation to qualify as a real estate investment trust under the Internal Revenue Code, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is subject to tax on its income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including: 1) general market conditions; 2) the market's perception of our growth potential; 3) our current and potential future earnings and cash distributions; and 4) the market price of AMB Property Corporation's capital stock. Additional debt financing may substantially increase our leverage.

WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of June 30, 2001, we had 19 non-recourse secured loans, which are cross collateralized by 30 properties. As of June 30, 2001, we had $356.0 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders on, and the market price of, our stock. In addition, our credit facility and the senior debt securities of the operating partnership contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facility and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

CONTINGENT OR UNKNOWN LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     Our predecessors have been in existence for varying lengths of time up to 18 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore have not disclosed in this report. AMB Property Corporation assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of the operating partnership's limited partnership units or shares of AMB Property Corporation's common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against AMB Property Corporation's predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following: (1) liabilities for clean-up or remediation of undisclosed environmental conditions; (2) claims of customers, vendors, or other persons dealing with AMB Property Corporation's predecessors prior to the formation transactions that had not been asserted prior to the formation transactions; (3) accrued but unpaid liabilities incurred in the ordinary course of business; (4) tax liabilities; and (5) claims for indemnification by the officers and directors of AMB Property Corporation's predecessors and others indemnified by these entities.

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

     As of June 30, 2001, AMB Development, L.P. owns interests in five retail development projects in the U.S., three of which are single freestanding Walgreens drugstores and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Abbey, Moghadam, and Burke, each a founder and director of AMB Property Corporation, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

     In addition, several of AMB Property Corporation's executive officers individually own: (1) less than 1% interests in the stocks of certain publicly-traded real estate investment trusts; (2) certain interests in and rights to developed and undeveloped real property located outside the United States; and (3) certain other de minimus holdings in equity securities of real estate companies.

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

     As of July 31, 2001, AMB Property Corporation's two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and European Investors Inc. (with respect to various client accounts for which European Investors Inc. serves as investment advisor) beneficially owned approximately 13.4% of its outstanding common stock. In addition, AMB Property Corporation's executive officers and directors beneficially owned approximately 5.3% of AMB Property Corporation's outstanding common stock as of July 31, 2001, and will have influence on AMB Property Corporation's and our management and operation and, as stockholders of AMB Property Corporation, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation's affairs if they choose to do so.

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

OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE FAIL TO COMPLY WITH OTHER REGULATIONS

     Our properties are also subject to various federal, state, and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, then we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed, which could require significant unanticipated expenditures by us. Any such unanticipated expenditure could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction. We would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS successfully argued that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

WE ARE DEPENDENT ON OUR GENERAL PARTNER'S PERSONNEL

     We depend on the efforts of the executive officers of our general partner. While we believe that AMB Property Corporation could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. AMB Property Corporation does not have employment agreements with any of our executive officers.

WE MAY BE UNABLE TO MANAGE OUR GROWTH

     Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our growth, then our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     None

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

                                          AMB PROPERTY, L.P.
                                          Registrant

                                          By: AMB Property Corporation,
                                            Its General Partner

Date: August 14, 2001                     By:      /s/ MICHAEL A. COKE
                                            ------------------------------------
                                                      Michael A. Coke
                                                Chief Financial Officer and
                                                  Executive Vice President
                                                (Duly Authorized Officer and
                                                          Principal
                                             Financial and Accounting Officer)