Form 10-K
period 2001-12-31
AMB PROPERTY LP
filed 2002-04-01
CIK 1045610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




                        COMMISSION FILE NUMBER 001-13545

                               AMB PROPERTY, L.P.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       94-3285362
       (State or Other Jurisdiction of                          (IRS Employer
       Incorporation or Organization)                        Identification No.)

  PIER 1, BAY 1, SAN FRANCISCO, CALIFORNIA                          94111
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AMB Property, L.P., a Delaware limited partnership, is one of the leading owners and operators of industrial real estate nationwide. Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. Within each of our markets, we focus our investments in in-fill submarkets. In-fill sub-markets are characterized by supply constraints on the availability of land for competing projects as well as by having physical, political, or economic barriers to new development. High Throughput Distribution facilities are designed to serve the high-speed, high-value freight handling needs of today's supply chain, as opposed to functioning as long-term storage facilities. We believe that the growth of the airfreight and ocean-going container business and the outsourcing of supply chain management to third party logistics companies are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. In addition, we believe that inventory levels as a percentage of final sales are falling and that goods are moving more rapidly through the supply chain. As a result, we intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

     As of December 31, 2001, we owned and operated 905 industrial buildings and seven retail centers, totaling approximately 81.6 million rentable square feet, located in 26 markets nationwide. As of December 31, 2001, our industrial and retail properties were 94.5% and 89.3% leased, respectively. As of December 31, 2001, through our subsidiary, AMB Capital Partners, LLC, we also managed industrial buildings and retail centers, totaling approximately 2.7 million rentable square feet on behalf of various clients. In addition, we have invested in 40 industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

     As of December 31, 2001, we had seven retail centers and three industrial properties, which were held for divestiture. During 2001, we disposed of 26 industrial buildings and two retail buildings, aggregating approximately 3.2 million rentable square feet, for an aggregate price of $193.4 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply constrained markets in the U.S. and internationally that better fit our current investment focus.

     We are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. As of December 31, 2001, AMB Property Corporation owned an approximate 94.4% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has full, exclusive, and complete responsibility and discretion in our day-to-day management and control.

     AMB Property Corporation is self-administered and self-managed and we expect that it has qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ending December 31, 1997. Because AMB Property Corporation is a self-administered and self-managed real estate investment trust, our employees perform its administrative and management functions, rather than it relying on an outside manager for these services. Our principal executive office is located at Pier 1, Bay 1, San Francisco, CA 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts. As of December 31, 2001, we employed 179 individuals, 134 at our San Francisco headquarters and 45 in our Boston office.

     Unless the context otherwise requires, the terms "we," "us," and "our" refer to AMB Property, L.P., and our controlled subsidiaries. The following marks are the registered trademarks of AMB Property Corporation, our general partner: AMB(R); Customer Alliance Partners(R); Customer Alliance Program(R); Development Alliance Partners(R); Development Alliance Program(R); eSpace(R); Institutional Alliance Partners(R); Institutional Alliance Program(R); Management Alliance Partners(R); Management Alliance Program(R); UPREIT Alliance

Partners(R); and UPREIT Alliance Program(R). The following marks are the unregistered trademarks of AMB Property Corporation, our general partner: Broker Alliance Partners(TM); Broker Alliance Program(TM); HTD(TM); High Throughput Distribution(TM); iSpace(TM); Strategic Alliance Partners(TM); and Strategic Alliance Programs(TM).

CO-INVESTMENT JOINT VENTURES

     We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of December 31, 2001, we had investments in five co-investment joint ventures with a gross book value of $1.3 billion, which are consolidated for financial reporting purposes and which are discussed below. We believe that our co-investment program will also continue to serve as a source of capital for acquisitions and developments.

     We are the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with one of our affiliates, owned, as of December 31, 2001, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders. The Alliance Fund I is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total capitalization of $378.0 million.

     We formed AMB Partners II, L.P. with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. On February 14, 2001, AMB Partners II received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $250.0 million. We are the managing general partner of AMB Partners II and owned, as of December 31, 2001, 50% of AMB Partners II.

     We formed AMB-SGP, L.P. with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP and owned, as of December 31, 2001, approximately 50.3% of AMB-SGP.

     We formed AMB Institutional Alliance Fund II, L.P., in which AMB Alliance REIT II, Inc. became a partner on June 28, 2001. We are the managing general partner and, together with one of our affiliates, owned, as of December 31, 2001, approximately 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between us and AMB Institutional Alliance REIT II, Inc., a limited partner of the Alliance Fund II, which includes 12 institutional investors as stockholders as of December 31, 2001. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $195.4 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $488.0 million.

     We, together with one of our affiliates, own, as of December 31, 2001, approximately 50% of the partnership interests in AMB/Erie. L.P. or "Erie". Erie is a co-investment partnership between us and various entities related to Erie Indemnity Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, Erie had received equity contributions from third party investors totaling $14.0 million, which, when combined with debt financings and our investment, created a total capitalization of $129.0 million.

ACQUISITION AND DEVELOPMENT ACTIVITY

     During 2001, we invested $428.3 million in operating properties, consisting of 65 industrial buildings aggregating approximately 6.8 million square feet, including the investment of $219.5 million in 36 industrial buildings, aggregating approximately 3.8 million square feet, for three of our co-investment joint ventures.

     During 2001, we also contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. During 2001, we recognized gains of $17.8 million on the contributions, which represents the portion of the contributed properties acquired by our third-party co-investors.

     As of December 31, 2001, we and our co-investment partners had in our development pipeline: (1) 12 industrial projects, which will total approximately
3.1 million square feet and have a total estimated investment of $154.4 million upon completion; and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $50.0 million upon completion. As of December 31, 2001, we and our Development Alliance Partners have funded an aggregate of $127.3 million and will need to fund an estimated additional $77.1 million in order to complete projects currently under construction.

OPERATING STRATEGY

     AMB Property Corporation is a full-service real estate company with in-house expertise in acquisitions, development and redevelopment, asset management and leasing, finance and accounting, and market research. AMB Property Corporation has long-standing relationships with many real estate management and development firms across the country, our Strategic Alliance Partners.

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

GROWTH STRATEGIES

  GROWTH THROUGH OPERATIONS

     We seek to generate internal growth through rent increases on existing space and renewals on re-tenanted space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of December 31, 2001, our industrial properties and retail centers were 94.5% leased and 89.3% leased, respectively. During 2001, we increased average industrial base rental rates (on a cash basis) by 20.4% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, and percentage rents. During 2001, we also increased same-store net operating income by 6.3% on our industrial properties.

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

     We are generally in various stages of negotiations for a number of acquisitions and dispositions, which may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios, and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, and assumption of debt related to the acquired properties.

  GROWTH THROUGH DEVELOPMENT

     We believe that renovation and expansion of properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development, or properties that are well located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We believe that we have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our national market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program, we have established strategic alliances with national and regional developers to enhance our development capabilities.

     The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion, and development opportunities. Several of the officers of our general partner have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. This way, we leverage the development skill, access to opportunities, and capital of such developers, and we eliminate the need and expense of an in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner's interest in the joint venture.

  GROWTH THROUGH CO-INVESTMENTS

     We co-invest with third party partners (some of whom may be clients of AMB Capital Partners, LLC, to the extent such clients commit new investment capital), through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each third party whereby we will own at least a 20% interest in all ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so.

  GROWTH THROUGH DEVELOPMENTS FOR SALE

     We, through a wholly-owned subsidiary, Headlands Realty Corporation, conduct a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. During 2001, we completed and sold two value-added conversion projects for a net gain of $13.2 million. As of December 31, 2001, we were developing two projects for sale to third parties.

  AMB CAPITAL PARTNERS

     AMB Capital Partners, LLC provides real estate investment management services on a fee basis to clients. On December 31, 2001, AMB Investment Management, Inc. was reorganized through a series of related transactions into AMB Capital Partners. On May 31, 2001, we began consolidating our investment in AMB Investment Management by acquiring 100% of its common stock for $0.3 million. Prior to May 31, 2001, we owned 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein) and reflected our investment using the equity method.

                                 BUSINESS RISKS

     See: "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks" for a complete discussion of the various risks that could adversely affect us.

ITEM 2.  PROPERTIES

     We operate industrial and retail properties nationwide and manage our business both by property type and by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of December 31, 2001, we operated industrial properties in eight hub and gateway markets in addition to 18 other markets nationwide. As of December 31, 2001, we operated retail properties in Miami, Atlanta, Chicago, the San Francisco Bay Area, Boston, and Baltimore. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. See "Item 14. Note 17 of Notes to Consolidated Financial Statements" for segment information related to our operations.

                             INDUSTRIAL PROPERTIES

     As of December 31, 2001, we owned 905 industrial buildings aggregating approximately 81.6 million rentable square feet, located in 26 markets nationwide. Our industrial properties accounted for $494.9 million, or 96.8%, of our total annualized base rent as of December 31, 2001. Our industrial properties were 94.5% leased to over 2,900 customers, the largest of which accounted for no more than 1.3% of our annualized base rent from our industrial properties.

     Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings. The following table identifies type and characteristics of our industrial buildings:

BUILDING TYPE                               DESCRIPTION                           % OF PORTFOLIO
-------------                               -----------                           --------------
Warehouse           15,000-75,000 SF, single or multi-customer                        40.3%
Bulk Warehouse      Over 75,000 SF, single or multi-customer                          37.8%
Flex Industrial     May include assembly or R&D, single or multi-customer,
                    higher parking ratios                                              9.6%
Light Industrial    Smaller customers, 15,000 SF or less, higher office finish         7.3%
Trans-Shipment      Unique configurations for truck terminals and specialized
                    cross-docking                                                      1.8%
Air Cargo           On-tarmac or airport land for transfer of air cargo goods          1.6%
Office              Single or multi-customer, used strictly for office                 1.5%

     Lease Terms. Our industrial properties are typically subject to lease on a "triple net basis," in which customers pay their proportionate share of real estate taxes, insurance, and operating costs, or are subject to leases on a "modified gross basis," in which customers pay expenses over certain threshold levels. Lease terms typically range from three to ten years, with an average of six years, excluding renewal options. The majority of the industrial leases do not include renewal options.

     Overview of Major Target Markets. Our industrial properties are located near key passenger and air cargo airports, key interstate highways, and sea ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey, the San Francisco Bay Area, Southern California, Miami, and

Seattle. We believe our industrial properties' strategic location, transportation network and infrastructure, and large consumer and manufacturing bases support strong demand for industrial space.

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

INDUSTRIAL MARKET OPERATING STATISTICS

     As of December 31, 2001, we operated in eight hub and gateway markets, in addition to 18 other markets nationwide. The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development.

                                                                   NO. NEW         SAN
                                                      DALLAS/      JERSEY/      FRANCISCO      SOUTHERN
                            ATLANTA     CHICAGO(1)   FT. WORTH     NEW YORK     BAY AREA     CALIFORNIA(2)     MIAMI
                           ----------   ----------   ----------   ----------   -----------   -------------   ----------
Square feet owned........   6,010,428   8,101,685    5,589,196    6,047,153     11,192,942     11,904,910     4,432,368
Occupancy Percentage.....       91.0%       95.8%        96.8%        91.8%          94.9%          95.9%         94.9%
Annualized base rent
 (000's).................  $   24,372   $  35,097    $  25,942    $  38,372    $    99,624    $    64,589    $   31,958
Annualized base rent per
 square foot.............  $     4.46   $    4.52    $    4.79    $    6.91    $      9.38    $      5.66    $     7.76
Lease expirations as a
 percentage of ABR:(3)
 2002....................       15.8%       11.0%        18.5%         9.7%          11.4%          14.0%         21.9%
 2003....................       14.5%       26.9%        17.2%        21.7%          13.6%          17.8%         12.0%
 2004....................       16.5%       17.0%        17.6%        14.1%          15.0%          18.4%         21.4%
Weighted average lease
 terms
 Original................   5.3 years   6.7 years    5.6 years    6.4 years      5.9 years      6.6 years     5.9 years
 Remaining...............   3.1 years   2.9 years    2.9 years    3.5 years      3.1 years      3.4 years     2.9 years
Tenant Retention
 (Year-to-date)..........       69.9%       84.4%        71.7%        65.2%          34.4%          73.5%         62.9%
Rent increases on
 renewals and
 rollovers...............        0.5%        8.3%         7.6%        12.9%          56.2%          20.6%        (4.3)%
Square feet leased.......     772,074   1,496,943      833,228      481,766      1,385,835      1,075,779     1,100,524
Same store cash basis
 NOI growth..............      (4.9)%        1.1%         9.7%         3.1%          23.7%           4.3%        (0.5)%
Square feet owned in same
 store pool(4)...........   4,258,623   6,942,817    4,737,897    3,652,692      7,563,658      5,625,212     2,193,976

                                           TOTAL         TOTAL
                                            HUB          OTHER
                            SEATTLE       MARKETS       MARKETS        TOTAL
                           ----------   -----------   -----------   -----------
Square feet owned........   3,763,469    56,952,144    24,598,736    81,550,880
Occupancy Percentage.....       88.2%         94.2%         95.2%         94.5%
Annualized base rent
 (000's).................  $   19,812   $   339,766   $   123,651   $   463,417
Annualized base rent per
 square foot.............  $     5.97   $      6.33   $      5.28   $      6.01
Lease expirations as a
 percentage of ABR:(3)
 2002....................       17.1%         13.7%         18.4%         14.9%
 2003....................       29.0%         17.5%         12.9%         16.3%
 2004....................       20.7%         16.9%         13.6%         16.0%
Weighted average lease
 terms
 Original................   5.3 years     6.1 years     6.8 years     6.3 years
 Remaining...............   2.5 years     3.1 years     3.6 years     3.3 years
Tenant Retention
 (Year-to-date)..........       77.0%         67.6%         65.2%         66.8%
Rent increases on
 renewals and
 rollovers...............        9.1%         21.3%         19.1%         20.4%
Square feet leased.......     812,412     7,958,561     3,988,612    11,947,173
Same store cash basis
 NOI growth..............      (0.4)%          8.1%          2.6%          6.3%
Square feet owned in same
 store pool(4)...........   3,479,316    38,454,191    21,711,246    60,165,437

---------------

(1) We also have an ownership interest in 36 industrial buildings totaling 4.0 million square feet in the Chicago market through our investment in an unconsolidated joint venture.

(2) We also have an ownership interest in 4 industrial buildings totaling 0.9 million square feet in the Southern California market through an unconsolidated joint venture.

(3) Calculated as monthly rent at expiration multiplied by 12.

(4) Same store pool as of December 31, 2001, excludes properties purchased or developments stabilized after December 31, 1999.

INDUSTRIAL PROPERTY SUMMARY

     As of December 31, 2001, our 905 industrial buildings were diversified across 26 markets nationwide. The average age of our industrial properties is 20 years (since the property was built or substantially renovated). The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated).

                                          TOTAL      PERCENTAGE                              PERCENTAGE               ANNUALIZED
                                         RENTABLE     OF TOTAL                  ANNUALIZED    OF TOTAL                 BASE RENT
                            NUMBER OF     SQUARE      RENTABLE     PERCENTAGE   BASE RENT    ANNUALIZED    NUMBER     PER LEASED
INDUSTRIAL PROPERTIES       BUILDINGS    FEET(3)     SQUARE FEET     LEASED      (000'S)     BASE RENT    OF LEASES   SQUARE FOOT
---------------------       ---------   ----------   -----------   ----------   ----------   ----------   ---------   -----------
HUB AND GATEWAY MARKETS:
  Atlanta.................      55       6,010,428        7.4%        91.0%      $ 24,372        5.3%         171        $4.46
  Chicago (1).............      91       8,101,685        9.9         95.8         35,097        7.6          190         4.52
  Dallas/Ft. Worth........      65       5,589,196        6.9         96.8         25,942        5.6          211         4.79
  Northern New Jersey/New
    York City.............      67       6,047,153        7.4         91.8         38,372        8.3          228         6.91
  San Francisco Bay
    Area..................     142      11,192,942       13.7         94.9         99,624       21.5          386         9.38
  Southern California
    (2)...................     144      11,904,910       14.6         95.9         64,589       13.9          352         5.66
  Miami...................      42       4,342,361        5.3         94.9         31,958        6.9          219         7.76
  Seattle.................      42       3,763,469        4.6         88.2         19,812        4.3          163         5.97
                               ---      ----------      -----        -----       --------      -----        -----        -----
    Subtotal/Weighted
      Average.............     648      56,952,144       69.8         94.2        339,766       73.4        1,920         6.33
OTHER MARKETS:
  Austin..................       9       1,365,873        1.7         93.5          9,754        2.1           28         7.64
  Baltimore/Washington
    D.C. .................      60       3,790,944        4.6         96.3         28,704        6.2          279         7.86
  Boston..................      39       4,632,528        5.7         99.6         22,866        4.9           56         4.96
  Charlotte...............      10         729,836        0.9         55.4          1,665        0.4           24         4.12
  Cincinnati..............       6         812,053        1.0         92.7          2,587        0.6           12         3.44
  Columbus................       2         465,433        0.6        100.0          1,415        0.3            2         3.04
  Houston.................      28       2,788,474        3.4         92.8          9,907        2.1          136         3.83
  Memphis.................      17       1,883,845        2.3         98.6          9,537        2.1           47         5.13
  Minneapolis.............      42       4,441,909        5.5         96.9         17,836        3.8          204         4.14
  New Orleans.............       5         411,689        0.5         99.7          2,004        0.4           47         4.88
  Newport News............       1          60,215        0.1        100.0            745        0.2            3        12.37
  Orlando.................      19       1,845,494        2.3         96.0          7,476        1.6           85         4.22
  Portland................       5         676,104        0.8         98.4          2,816        0.6           10         4.23
  San Diego...............       5         276,167        0.3         86.8          1,974        0.4           19         8.23
  Other On-Tarmac.........       9         418,172        0.5         86.4          4,365        0.9           36        12.08
                               ---      ----------      -----        -----       --------      -----        -----        -----
    Subtotal/Weighted
      Average.............     257      24,598,736       30.2         95.2        123,651       26.6          988         5.28
                               ---      ----------      -----        -----       --------      -----        -----        -----
      Total/Weighted
         Average..........     905      81,550,880      100.0%        94.5%      $463,417      100.0%       2,908        $6.01
                               ===      ==========      =====        =====       ========      =====        =====        =====

---------------

(1) We also have an ownership interest in 36 industrial buildings totaling 4.0 million square feet in the Chicago market through our investment in an unconsolidated joint venture.

(2) We also have an ownership interest in 4 industrial buildings totaling 0.9 million square feet in the Southern California market through our investment in an unconsolidated joint venture.

(3) In addition to owned square feet as of December 31, 2001, we manage, through our subsidiary, AMB Capital Partners, 2.0 million, 0.6 million, and 0.1 million additional square feet of industrial, retail, and other properties, respectively.

INDUSTRIAL PROPERTY LEASE EXPIRATIONS

     The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2001, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                               RENTABLE    ANNUALIZED   PERCENTAGE OF
                                                                SQUARE     BASE RENT     ANNUALIZED
YEAR OF LEASE EXPIRATION(1)                                      FEET      (000S)(2)      BASE RENT
---------------------------                                   ----------   ----------   -------------
2002(3).....................................................  13,350,901    $ 73,908         14.9%
2003........................................................  14,728,382      80,699         16.3
2004........................................................  12,906,827      79,341         16.0
2005........................................................  11,288,877      74,129         15.0
2006........................................................   8,784,213      57,282         11.6
2007........................................................   5,079,752      32,259          6.5
2008........................................................   3,435,363      17,830          3.6
2009........................................................   2,473,353      15,053          3.1
2010........................................................   1,878,760      27,908          5.6
Thereafter..................................................   3,116,389      36,448          7.4
                                                              ----------    --------        -----
  Total/Weighted Average....................................  77,042,917    $494,857        100.0%
                                                              ==========    ========        =====

---------------

(1) Schedule includes executed leases that commence after December 31, 2001. Schedule excludes leases expiring December 31, 2001.

(2) Calculated as monthly rent at expiration multiplied by 12.

(3) Includes month-to-month leases and hold-over customers.

CUSTOMER INFORMATION

     Largest Property Customers. Our 25 largest industrial property customers by annualized base rent are set forth in the table below.

                                                                   PERCENTAGE OF                 PERCENTAGE OF
                                            NUMBER    AGGREGATE      AGGREGATE                     AGGREGATE
                                              OF      RENTABLE         LEASED       ANNUALIZED    ANNUALIZED
INDUSTRIAL CUSTOMER NAME(1)                 LEASES   SQUARE FEET   SQUARE FEET(2)   BASE RENT    BASE RENT(3)
---------------------------                 ------   -----------   --------------   ----------   -------------
FedEx Corporation.........................    27        586,238         0.7%         $ 6,251          1.3%
International Paper Company...............     7        557,299         0.7            4,353          0.9
Abgenix, Inc. ............................     2         97,887         0.1            3,489          0.7
Harmonic Inc. ............................     2        198,480         0.3            3,481          0.7
United Liquors, Ltd. .....................     2        755,000         1.0            3,286          0.7
Hyseq, Inc. ..............................     3         59,300         0.1            3,176          0.7
Novera Optics, Inc. ......................     1         55,610         0.1            2,776          0.6
Wells Fargo and Company...................     5        215,052         0.3            2,663          0.6
Integrated Airline Services(4)............     4        231,161         0.3            2,595          0.5
County of Los Angeles(5)..................     9        168,519         0.2            2,586          0.5
CNF Inc. .................................    11        358,165         0.5            2,307          0.5
Forward Air Corporation...................     7        344,765         0.4            2,212          0.5
Exel plc..................................     7        520,404         0.7            2,168          0.5
Applied Materials, Inc. ..................     1        290,557         0.4            2,152          0.4
Iron Mountain Records Management..........     9        415,008         0.5            2,106          0.4
Acer America Corporation..................     4        261,932         0.3            2,067          0.4
United States Government(4)(6)............    11        421,063         0.5            2,065          0.4
Cirrus Logic..............................     1         48,384         0.1            2,032          0.4
FMI International.........................     2        367,771         0.5            1,999          0.4
Danzas AEI International..................     6        288,476         0.4            1,965          0.4
AM Cosmetics Inc. ........................     1        326,500         0.4            1,954          0.4
Airborne Express(4).......................     7        242,967         0.3            1,950          0.4
NCS Pearson...............................     1        226,076         0.3            1,919          0.4
Johnson & Johnson.........................     4        129,449         0.2            1,918          0.4
Rite Aid Corporation......................     3        550,116         0.7            1,883          0.4
                                                      ---------                      -------
         Total............................            7,716,179         9.9%         $65,353         13.6%
                                                      =========                      =======

---------------

(1) Customer(s) may be a subsidiary of or an entity affiliated with the named customer.

(2) Computed as aggregate leased square feet divided by the aggregate leased square feet of the industrial and retail properties.

(3) Computed as aggregate annualized base rent divided by the aggregate annualized base rent of the industrial and retail and other properties.

(4) Apron rental amount (but not square footage) are included.

(5) County of Los Angeles includes Children's Services, the Fire Department, the District Attorney's Office, the Sheriff, and the Unified School District.

(6) United States Government includes the United States Postal Service (USPS), U.S. Customs, and the United Stated Department of Agriculture (USDA).

                        OPERATING AND LEASING STATISTICS

TOTAL INDUSTRIAL PORTFOLIO SUMMARY

     The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the years ended December 31, 2001, 2000, and 1999.

                 INDUSTRIAL OPERATING AND LEASING STATISTICS(1)

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Square feet owned at December 31(2)...................   81,550,880    77,795,989    65,194,364
Occupancy percentage at December 31...................        94.5%         96.4%         95.9%
Weighted average lease term:
     Original.........................................    6.3 years     6.4 years     6.4 years
     Remaining........................................    3.3 years     3.5 years     3.5 years
Tenant retention......................................        66.8%         59.0%         72.0%
Rent increases on renewals and rollovers..............        20.4%         25.6%         12.9%
  SF leased...........................................   11,947,173    11,940,560     7,567,062
Second generation tenant improvements and leasing
  commissions per sq. ft.:
     Renewals.........................................  $      0.99   $      1.22   $      1.22
     Re-tenanted(3)...................................         3.25          2.27          2.74
                                                        -----------   -----------   -----------
       Weighted average(3)............................  $      2.05   $      1.86   $      1.64
                                                        ===========   ===========   ===========
Recurring capital expenditures:
     Tenant improvements..............................  $     8,168   $    10,237   $    10,515
     Lease commissions and other lease costs..........       19,822        17,679        10,430
     Building improvements............................       19,852        11,031         5,521
                                                        -----------   -----------   -----------
       Sub-total......................................       47,842        38,947        26,466
     JV Partners' share of capital expenditures.......       (5,824)       (3,323)       (1,576)
                                                        -----------   -----------   -----------
       Our share of recurring capital expenditures....  $    42,018   $    35,624   $    24,890
                                                        ===========   ===========   ===========

---------------

(1) Includes all consolidated operating properties and excludes development and renovation projects.

(2) In addition to owned square feet as of December 31, 2001, we manage, through our subsidiary, AMB Capital Partners, 2.7 million additional square feet of industrial, retail, and other properties. We also have investments in 4.9 million square feet of industrial properties through our investments in unconsolidated joint ventures.

(3) Consists of all leases renewing or re-tenanting with lease terms greater than one year.

INDUSTRIAL SAME STORE OPERATING STATISTICS

     The following table summarizes key operating and leasing statistics for our same store properties as of and for the years ended December 31, 2001, 2000, and 1999. For an explanation of our same store properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Square feet in same store pool...........................  60,165,437   52,145,350   35,128,748
  % of total industrial square feet......................       73.8%        68.8%        53.8%
Occupancy percentage at period end.......................       94.6%        96.8%        96.2%
Tenant retention.........................................       64.5%        59.2%        69.2%
Rent increases on renewals and rollovers.................       23.5%        27.0%        12.8%
  SF leased..............................................   9,964,366    9,868,579    4,994,868
Cash basis net operating income growth % increase
  Revenues...............................................        6.4%         7.3%         4.3%
  Expenses...............................................        6.9%         3.5%       (0.6)%
  NOI....................................................        6.3%         8.5%         5.9%

                               RETAIL PROPERTIES

     At December 31, 2001, we owned ten retail centers aggregating approximately
1.3 million rentable square feet. Our retail properties accounted for $16.1 million, or 3.2%, of annualized base rent at December 31, 2001. Our retail properties were 89.3% leased to over 160 customers. Our retail properties have an average age of nine years since they were built, expanded, or renovated.

     During 2001, we sold two retail properties totaling approximately 0.3 million rentable square feet. As of December 31, 2001, we had seven retail centers, aggregating approximately 1.3 million rentable square feet, held for divestiture.

RETAIL PROPERTY SUMMARY

     The following table sets forth the rentable square footage of our retail centers as of December 31, 2001, and represents properties in which we own a fee simple interest or a controlling interest (consolidated). Around Lenox, Howard & Western, Mazzeo Drive, Northridge Plaza, Palm Aire, Springsgate, and The Plaza at Delray are all properties held for divestiture as of December 31, 2001.

                                                                                             ANNUALIZED
                                          TOTAL                   ANNUALIZED                 BASE RENT
                                        RENTABLE     PERCENTAGE   BASE RENT     NUMBER       PER LEASED
RETAIL PROPERTIES                      SQUARE FEET     LEASED     (000'S)(1)   OF LEASES   SQUARE FOOT(2)
-----------------                      -----------   ----------   ----------   ---------   --------------
Around Lenox(3)(4)...................     121,517       71.9%      $ 2,139         16          $24.47
Beacon Center........................     150,245      100.0         2,395          8           15.94
Charles & Chase......................      48,000      100.0           300          1            6.25
Howard & Western(4)..................      88,544       88.0         1,088         10           13.97
Mazzeo Drive(4)......................      88,420      100.0           717          1            8.11
Northridge Plaza(3)(4)...............     229,010       90.7         3,190         34           15.35
Novato Fair Shopping Center (3)......     126,069       93.3           955         18            8.12
Palm Aire(3)(4)......................     130,865      100.0         1,709         29           13.06
Springs Gate(3)(4)...................         n/a        n/a           N/a        n/a             n/a
The Plaza at Delray(3)(4)............     331,863       80.2         3,559         43           13.37
                                        ---------      -----       -------        ---          ------
          Total/Weighted Average.....   1,314,533       89.3%      $16,052        160          $13.67
                                        =========      =====       =======        ===          ======

---------------

(1) Annualized base rent means the monthly contractual amount under existing leases at December 31, 2001, multiplied by 12. This amount excludes expense reimbursements, rental abatements, and percentage rents.

(2) Calculated as total Annualized Base Rent divided by total rentable square feet actually leased as of December 31, 2001.

(3) We hold an interest in this property through a joint venture interest in a limited partnership.

(4) This property is held for divestiture.

DEVELOPMENT PIPELINE

     The following table sets forth the properties owned by us as of December 31, 2001, which were undergoing renovation, expansion, or new development. No assurance can be given that any of such projects will be completed on schedule or within budgeted amounts.

                INDUSTRIAL DEVELOPMENT AND RENOVATION DELIVERIES

                                                                                          ESTIMATED       ESTIMATED
                                                                  DEVELOPMENT           STABILIZATION   SQUARE FEET AT
PROJECT                                    LOCATION          ALLIANCE PARTNER(TM)           DATE          COMPLETION
-------                                ----------------      --------------------       -------------   --------------

2002 DELIVERIES
 1. Portland Air Cargo...............  Portland, OR          Trammell Crow Company       February           159,000
 2. Van Nuys (Buildings 3-6).........  Van Nuys, CA          Trammell Crow Company       February           315,000
 3. Monte Vista Spectrum.............  Chino, CA                Majestic Realty            June             577,000
 4. Cabot Business Park (Lot 1-2)....  Mansfield, MA      National Development of NE       June             114,000
 5. Dulles Airport park (Phase I)....  Dulles, VA             Seefried Properties          July             168,000
 6. Suwanee Creek (Phase IV).........  Atlanta, GA            Seefried Properties         August            233,000
 7. Airport South Building 800.......  College Park, GA       Seefried Properties        September           60,000
 8. Airport South Building 900.......  College Park, GA       Seefried Properties        September           30,000
 9. Southfield Logistics Center
   (3)...............................  Forest Park, GA               None                 October           799,000
10. Airport South Building 400.......  College Park, GA       Seefried Properties        December           103,000
                                                                                                          ---------
      Total 2002 Deliveries..........                                                                     2,558,000
      % Pre-leased/funded-to-date(2)                                                                             61%
2003 DELIVERIES
11. Carson Town Center, SE...........  Carson, CA                Mar Ventures               May             349,000
12. Houston Air Cargo................  Houston, TX           Trammell Crow Company        October           156,000
                                                                                                          ---------
      Total 2003 Deliveries..........                                                                       505,000
                                                                                                          ---------
      % Pre-leased/funded-to-date (2)                                                                            14%
      TOTAL SCHEDULED DELIVERIES(1)                                                                       3,063,000
                                                                                                          =========
      % Pre-leased/funded-to-date (2)                                                                            54%

                                         ESTIMATED        OUR
                                           TOTAL       OWNERSHIP
PROJECT                                INVESTMENT(1)   PERCENTAGE
-------                                -------------   ----------
                                        (DOLLARS IN
                                        THOUSANDS)
2002 DELIVERIES
 1. Portland Air Cargo...............    $  12,800         95%
 2. Van Nuys (Buildings 3-6).........       23,000         95%
 3. Monte Vista Spectrum.............       23,200         50%
 4. Cabot Business Park (Lot 1-2)....       14,600         90%
 5. Dulles Airport park (Phase I)....       12,000         21%
 6. Suwanee Creek (Phase IV).........        7,600        100%
 7. Airport South Building 800.......        3,200         50%
 8. Airport South Building 900.......        1,700         50%
 9. Southfield Logistics Center
   (3)...............................       17,600         21%
10. Airport South Building 400.......        4,800         50%
                                         ---------
      Total 2002 Deliveries..........      120,500         64%
      % Pre-leased/funded-to-date(2)     $  91,900
2003 DELIVERIES
11. Carson Town Center, SE...........       23,100         95%
12. Houston Air Cargo................       10,800         19%
                                         ---------
      Total 2003 Deliveries..........       33,900         71%
                                         ---------
      % Pre-leased/funded-to-date (2)    $   9,300
      TOTAL SCHEDULED DELIVERIES(1)      $ 154,400         66%
                                         =========
      % Pre-leased/funded-to-date (2)    $ 100,300

---------------

(1) Represents total estimated cost or renovation, expansion, or development, including initial acquisition costs, debt and equity carry, and partner earnouts. The estimates are based on our current estimates and forecasts and are subject to change. Excludes 268 acres of land and other acquisition-related costs totaling approximately $44.3 million.

(2) As of December 31, 2001, our share of such amounts funded to date was $57.8 million and $8.5 million, respectively, for a total of $66.3 million funded to date.

(3) Represents a renovation project.

                        HEADLANDS REALTY CORPORATION(1)

                       DEVELOPMENT PROJECTS HELD FOR SALE

                                                     DEVELOPMENT      ESTIMATED       ESTIMATED        ESTIMATED        OUR
                                                       ALLIANCE     STABILIZATION   SQUARE FEET AT       TOTAL       OWNERSHIP
PROJECT(2)                           MARKET          PARTNER(TM)        DATE          COMPLETION     INVESTMENT(3)   PERCENTAGE
----------                     -------------------   ------------   -------------   --------------   -------------   ----------
                                                                                                      (DOLLARS IN
                                                                                                      THOUSANDS)
DEVELOPMENT PROPERTIES
  VALUE-ADDED CONVERSION(4)
    None
  BUILD-TO-SELL(5)
  1. Novato Fair Shopping
      Center.................          SF Bay Area            AIG    August 2002       134,000          $15,700          50%
  2. Carson Town Center SW...  Southern California   Mar Ventures      July 2003       431,000           34,300         100%
                                                                                       -------          -------
    Total Build-to-Sell
      Properties.............                                                          565,000           50,000          84%
                                                                                       -------          -------
      % Pre-leased/funded-to-
        date(6)..............                                                               32%          27,000
      TOTAL SCHEDULED
        DELIVERIES...........                                                          565,000          $50,000          84%
                                                                                       =======          =======
      % Pre-leased/funded-to-
        date(6)..............                                                               32%          27,000

---------------

(1) Headlands Realty Corporation is a wholly-owned taxable REIT subsidiary of AMB Property Corporation, our general partner.

(2) Headlands Realty Corporation intends to sell these properties within two years of completion.

(3) Represents total estimated cost of renovation, expansion, or development, including initial acquisition costs, debt and equity carry, and partner earnouts. The estimates are based on our current estimates and forecasts and are subject to change.

(4) Represents existing properties or land that Headlands Realty is leasing from us and is upgrading for sale to a third party.

(5) Represents build-to-suit and speculative development or redevelopment.

(6) As of December 31, 2001, our share of amounts funded to date was $20.5 million.

PROPERTIES HELD THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES, AND PARTNERSHIPS

  CONSOLIDATED:

     As of December 31, 2001, we held interests in joint ventures, limited liability companies, and partnerships with third parties, which are consolidated in our consolidated financial statements. Such investments are consolidated because: (1) we own a majority interest; or (2) we exercise significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and provide certain rights to us or the other party to the joint venture to sell its interest to the joint venture or to the other joint venture partner on terms specified in the agreement. All of the joint ventures terminate in 2024 or later, but may end earlier if a joint venture ceases to hold any interest in or have any obligations relating to the property held by the joint venture. See "Item 14. Note 10 of the Notes to Consolidated Financial Statements."

                     INDUSTRIAL CONSOLIDATED JOINT VENTURES

                                OUR                                                        JV PARTNERS'
                             OWNERSHIP    NUMBER OF     SQUARE     GROSS BOOK                 SHARE
JOINT VENTURES               PERCENTAGE   BUILDINGS    FEET(1)      VALUE(2)      DEBT       OF DEBT
--------------               ----------   ---------   ----------   ----------   --------   ------------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING PROPERTIES:
Co-investment joint
  ventures:
  AMB-SGP(3)...............      50%          59       6,783,749   $  304,902   $206,790     $103,395
  AMB Institutional
     Alliance Fund I(4)....      21%         100       4,947,862      356,298    155,856      124,090
  AMB Erie(5)..............      50%          52       3,855,178      195,218    101,431       50,941
  AMB Partners II(6).......      50%          47       3,637,122      184,426    113,485       58,492
  AMB Institutional
     Alliance Fund II(4)...      20%          33       3,600,936      223,184    208,215      166,572
                                             ---      ----------   ----------   --------     --------
     Total co-investment
       joint ventures......      37%         291      22,824,847    1,264,028    785,777      503,490
Other Joint Ventures.......      92%          33       2,778,065      233,124     48,814        2,626
                                             ---      ----------   ----------   --------     --------
  TOTAL OPERATING
     PROPERTIES............      45%         324      25,602,912    1,497,152    835,591      506,116
                                             ---      ----------   ----------   --------     --------
DEVELOPMENT ALLIANCE JOINT
  VENTURES:
  AMB Institutional
     Alliance Fund I(4)....      21%           5       1,123,000       29,564      8,453        6,678
  AMB Partners II(6).......      50%           3         193,000        7,488         --           --
  Other Development
     Alliance Joint
     Ventures..............      93%           9         937,000       31,503         --           --
                                             ---      ----------   ----------   --------     --------
  TOTAL DEVELOPMENT
     ALLIANCES.............      57%          17       2,253,000       68,555      8,453        6,678
                                             ---      ----------   ----------   --------     --------
     TOTAL INDUSTRIAL
       CONSOLIDATED JOINT
       VENTURES............      46%         341      27,855,912   $1,565,707   $844,044     $512,794
                                             ===      ==========   ==========   ========     ========

---------------

(1) For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(3) A co-investment partnership with GIC Real Estate Pte Ltd., the real estate investment subsidiary of the government of Singapore Investment Corporation.

(4) Represents a co-investment partnership with a private institutional REIT.

(5) Represents a co-investment partnership with the Erie Insurance Group.

(6) Represents a co-investment partnership with the City and County of San Francisco Employees' Retirement System.

                       RETAIL CONSOLIDATED JOINT VENTURES

                                              OUR                                        JV PARTNERS'
                                           OWNERSHIP    SQUARE    GROSS BOOK                SHARE
PROPERTIES                       MARKET    PERCENTAGE   FEET(1)    VALUE(2)     DEBT       OF DEBT
----------                       -------   ----------   -------   ----------   -------   ------------
                                                                        (DOLLARS IN THOUSANDS)
DEVELOPMENT ALLIANCE JOINT
   VENTURE
1. Springs Gate(3)(4)..........    Miami      100%           --    $ 10,214    $    --      $   --
                                                        -------    --------    -------      ------
     Subtotal..................               100%           --      10,214         --          --
                                                        -------    --------    -------      ------
OTHER JOINT VENTURES
2. Around Lenox(3).............  Atlanta       90%      121,517      20,925      9,730         973
3. Palm Aire(3)................    Miami      100%      130,865      19,905      7,071       1,011
4. Northridge Plaza(3).........    Miami      100%      229,010      36,341         --          --
5. Plaza Delray(3).............    Miami       98%      331,863      39,165     22,029       4,428
                                                        -------    --------    -------      ------
     Subtotal..................                         813,255     116,336     38,830       6,412
                                                        -------    --------    -------      ------
     Total.....................                98%      813,255    $126,550    $38,830      $6,412
                                                        =======    ========    =======      ======

---------------

(1) For development properties, this represents estimated square feet at completion of development project.

(2) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(3) Included as part of retail properties held for divestiture.

(4) Represents 39 acres of land for future development.

  UNCONSOLIDATED AND MORTGAGE INVESTMENTS:

     As of December 31, 2001, we held interests in three equity investment joint ventures that are unconsolidated in our financial statements. The management and control over significant aspects of these investments are with the third party joint venture partner. In addition, as of December 31, 2001, we held two mortgage investments from which we receive interest income.

                       UNCONSOLIDATED JOINT VENTURES AND
                              MORTGAGE INVESTMENTS

                                                                          OUR          OUR         OUR
                                                          TOTAL        NET EQUITY   OWNERSHIP     SHARE
PROPERTIES                            MARKET          SQUARE FEET(1)   INVESTMENT   PERCENTAGE   OF DEBT
----------                      -------------------   --------------   ----------   ----------   -------
                                                                            (DOLLARS IN THOUSANDS)
OPERATING JOINT VENTURES:
1. Elk Grove Du Page..........              Chicago     4,046,721       $59,447         56%      $15,300
2. Pico Rivera................  Southern California       855,600         9,430         50%       17,084
                                                        ---------       -------                  -------
TOTAL OPERATING JOINT
  VENTURES....................                          4,902,321        68,918         55%       32,084
                                                        ---------       -------                  -------
DEVELOPMENT ALLIANCE JOINT
  VENTURE:
3. Monte Vista Spectrum.......  Southern California       577,000         2,179         50%        6,844
                                                        ---------       -------                  -------
          TOTAL UNCONSOLIDATED
            JOINT VENTURES....                          5,479,321       $71,097         55%      $38,928
                                                        =========       =======                  =======

                                                                                 MORTGAGE
PROPERTIES                                     MARKET             MATURITY      RECEIVABLE   RATE
----------                               -------------------   --------------   ----------   -----
MORTGAGE INVESTMENT
1. Pier 1..............................      SF Bay Area             May 2026    $13,214     13.00%
2. Manhattan Village Shopping            Southern California   September 2002     74,000      9.50%
  Center(2)............................
                                                                                 -------
          Total Mortgage Investments...                                          $87,214
                                                                                 =======

---------------

(1) Square feet for development alliance joint ventures represents estimated square feet at completion of development project.

(2) We re-negotiated this mortgage and received a $5.0 million pay-down on the principal balance and increased the interest rate to 9.5% from 8.75% in 2001.

SECURED DEBT

     As of December 31, 2001, we had $1.2 billion of indebtedness, net of unamortized premiums, secured by deeds of trust on 99 properties. As of December 31, 2001, the total gross investment value of those properties secured by debt was $2.3 billion. Of the $1.2 billion of secured indebtedness, $759.4 million was joint venture debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 14. Note 7 of Notes to Consolidated Financial Statements" included in this report. We believe that as of December 31, 2001, the value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

ITEM 3.  LEGAL PROCEEDINGS

     As of December 31, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties are the subject, the adverse determination of which we anticipate would have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for our partnership units. As of December 31, 2001, we had outstanding 94,661,445 partnership units, consisting of 87,592,418 general partnership units (consisting of 83,592,418 common units and 4,000,000 8 1/2% Series A Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 7,069,027 limited partnership units (consisting of 4,969,027 common units, 1,300,000 8 5/8% Series B Cumulative Redeemable Preferred Units, and 800,000 7.95% Series J Cumulative Redeemable Preferred Units). Subject to certain terms and conditions, the limited partnership units are redeemable by the holders or, at the option of AMB Property Corporation, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2001, there were 84 holders of our common partnership units (including AMB Property Corporation's general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 8 1/2% Series A Cumulative Redeemable Preferred Units, there was one holder of the 8 5/8% Series B Cumulative Redeemable Units, and there was one holder of the 7.95% Series J Cumulative Redeemable Units.

     During 2001, 223,092 limited partnership units were redeemed for cash and 635,798 limited partnership units were redeemed for shares of AMB Property Corporation's common stock.

     Set forth below are the distributions per limited partnership unit paid by us during the years ended December 31, 2001, 2000 and 1999:

YEAR                                                          DISTRIBUTION
----                                                          ------------
2001
  1st Quarter...............................................     0.395
  2nd Quarter...............................................     0.395
  3rd Quarter...............................................     0.395
  4th Quarter...............................................     0.395
2000
  1st Quarter...............................................     0.37
  2nd Quarter...............................................     0.37
  3rd Quarter...............................................     0.37
  4th Quarter...............................................     0.37
1999
  1st Quarter...............................................     0.35
  2nd Quarter...............................................     0.35
  3rd Quarter...............................................     0.35
  4th Quarter...............................................     0.35

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

            SELECTED OPERATING PARTNERSHIP FINANCIAL AND OTHER DATA

     The following table sets forth selected consolidated historical financial and other data for AMB Property, L.P. on an historical basis as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.

                                                                                                     PRO FORMA(1)   HISTORICAL(2)
                                                    2001         2000         1999         1998          1997           1997
                                                 ----------   ----------   ----------   ----------   ------------   -------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
OPERATING DATA
  Total revenues...............................  $  600,845   $  480,207   $  448,183   $  358,887    $ 284,674      $   27,110
  Income before minority interests.............     165,672      165,599      159,321      123,750      103,903           9,291
  Net income available to common unitholders
    attributable to general partner............     125,053      113,282      167,603      108,954       99,508           9,174
  Net income per common unit:
    Basic(3)...................................        1.49         1.35         1.94         1.27         1.16            0.10
    Diluted(3).................................        1.47         1.35         1.94         1.26         1.15            0.10
  Distributions per common unit................        1.58         1.48         1.40         1.37         1.37
OTHER DATA
  EBITDA(4)....................................  $  431,543   $  349,353   $  318,319   $  252,353    $ 195,218
  Operating earnings(5)........................      93,631      112,138      116,810      108,954       99,508
  Funds from operations(6).....................     213,513      208,651      191,147      170,407      147,409
  Cash flows provided by (used in):
    Operating activities.......................     288,562      261,175      190,391      177,180      131,621
    Investing activities.......................    (363,152)    (726,499)      63,732     (793,366)    (607,768)
    Financing activities.......................     127,303      452,370     (240,721)     604,202      553,199
BALANCE SHEET DATA
  Investments in real estate at cost...........  $4,530,711   $4,026,597   $3,249,452   $3,369,060                   $2,442,999
  Total assets.................................   4,760,893    4,425,626    3,621,550    3,562,885                    2,506,255
  Total consolidated debt(7)...................   2,135,664    1,836,276    1,270,037    1,368,196                      685,652
  Our share of total debt......................   1,655,386    1,681,161    1,168,218    1,348,107                      672,945
  General partner's capital....................   1,752,342    1,767,930    1,829,259    1,765,360                    1,668,030

---------------

(1) Pro forma 1997 financial and other data has been prepared as if our formation transactions, our general partner's initial public offering, and certain property acquisitions and divestitures in 1997 had occurred on January 1, 1997.
(2) Our financial and other data and the properties acquired in our formation transactions have been included from November 26, 1997 to December 31, 1997.
(3) Basic and diluted net income per unit equals the net income available to common unitholders divided by 88,915,176 and 89,954,598 units, respectively for 2001; 89,566,375 and 90,024,511 units, respectively, for 2000;
    90,792,310 and 90,867,934 units, respectively, for 1999; 89,493,394 and
    89,852,187 units, respectively, for 1998; and pro forma net income divided by 88,416,676 and 88,698,719 units, respectively, for 1997.

(4) EBITDA is computed as income before divestiture of properties, net of minority interests and impairment charges, and minority interests plus interest expense, income taxes, and depreciation and amortization. We believe that in addition to cash flows and net income, EBITDA is a useful financial performance measure for assessing the operating performance of a real estate investment trust because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a real estate investment trust to incur and service debt and to fund acquisitions and other capital expenditures. Includes our pro rata share of EBITDA in an unconsolidated joint venture. EBITDA is not a measurement of operating performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be indicative of our historical operating results nor our potential future results. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other real estate investment trusts.
(5) Operating earnings represents income before gains from dispositions of real estate, net of minority interests and impairment reserves on properties held for divestiture and operating properties, less minority interests' share of net income and preferred unit distributions. It excludes the preferred unit redemption premium. We believe that in addition to cash flows and net income, operating earnings is a useful financial performance measure for assessing the operating performance of a real estate investment trust because, together with net income and cash flows, operating earnings provides investors with an additional basis to evaluate the ability of a real estate investment trust to incur and service debt and to fund acquisitions and other capital expenditures. Operating earnings is not a measurement of operating performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Operating earnings may not be indicative of our historical operating results nor our potential future results. While operating earnings is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other real estate investment trusts.
(6) Funds from Operations, or FFO, is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and preferred unit distributions. In accordance with the National Association of Real Estate Investment Trust White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. We believe that funds from operations is an appropriate measure of performance for a real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by accounting principles generally accepted in the United States and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.
(7) Secured debt includes unamortized debt premiums of approximately $6.8 million, $9.9 million, $10.1 million, $15.2 million, and $18.3 million as of December 31, 2001, 2000, 1999, 1998, and 1997, respectively. See Notes 2 and 7 of the notes to consolidated financial statements.

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

     - defaults or non-renewal of leases by customers;

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

     - increases in real property tax rates; and

     - risks of doing business internationally.

     Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes, and those other risk factors discussed in the section entitled "Business Risks" in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

                                    GENERAL

     We commenced operations in November 1997, shortly before the consummation of AMB Property Corporation's initial public offering

     We generate revenue primarily from rent received from customers at our properties, including reimbursements from customers for certain operating costs. In addition, our growth is, in part, dependent on our ability to increase occupancy rates or increase rental rates at our properties and our ability to continue the acquisition and development of additional properties. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Moreover, as the general partner of the co-investment joint ventures, we generally will be liable for all of the joint ventures unsatisfied obligations other than non-recourse obligations. Any such liabilities could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements

     Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income. We evaluated our properties held for divestiture and operating properties for impairment and reduced their carrying value by $18.6 million and $5.9 million in 2001 and 2000, respectively. We believe that there are no additional impairments of the carrying values of our investments in real estate at December 31, 2001.

     Investment in Unconsolidated Joint Ventures. We have non-controlling limited partnership interests in three separate unconsolidated joint ventures. We account for the joint ventures using the equity method of accounting. We have a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. We also have a 50% interest in each of two other operating and development alliance joint ventures. Our net equity investment in these joint ventures is shown as investment in unconsolidated joint ventures on our consolidated balance sheets.

     Investments in Other Companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. For our investments in private companies, we periodically reviewed our investments to determine if the value of such investments had been permanently impaired. During 2001, we recognized a loss on our investments in other companies totaling $20.8 million, including our investment in Webvan Group, Inc. We had previously recognized gains and losses on our investment in Webvan Group, Inc. as a component of other comprehensive income. As of December 31, 2001, we had realized a loss on 100% of our investments in other companies.

     Rental Revenues. We record rental revenue from long-term operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our bad-debt reserves, then we may have to recognize additional bad debt charges in future periods.

                             RESULTS OF OPERATIONS

     The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as the same store properties. For the comparison between the years ended December 31, 2001 and 2000, the same store industrial properties consisted of properties aggregating approximately 60.2 million square feet. The properties acquired in 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet, and the properties acquired during 2001 consisted of 65 buildings, aggregating 6.8 million square feet. In 2000, property divestitures consisted of one retail center and 25 industrial buildings, aggregating approximately 2.5 million square feet, and property divestitures during 2001 consisted of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (DOLLARS IN MILLIONS)

RENTAL REVENUES                                    2001     2000    $ CHANGE   % CHANGE
---------------                                   ------   ------   --------   --------
Same store......................................  $400.2   $376.7    $ 23.5       6.2%
2000 acquisitions...............................    97.1     25.6      71.5     279.3%
2001 acquisitions...............................    22.8       --      22.8        --
Developments....................................    27.0     14.6      12.4      84.9%
Divestitures....................................    10.9     37.1     (26.2)    (70.6)%
Straight-line rents.............................    10.1     10.2      (0.1)     (1.0)%
                                                  ------   ------    ------     -----
       Total....................................  $568.1   $464.2    $103.9      22.4%
                                                  ======   ======    ======     =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases on renewals and rollovers, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower average occupancies. During 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 23.5% on 10.0 million square feet leased.

INVESTMENT MANAGEMENT AND OTHER INCOME              2001    2000    $ CHANGE   % CHANGE
--------------------------------------              -----   -----   --------   --------
Equity in earnings of unconsolidated joint
  ventures........................................  $ 5.5   $ 5.2    $ 0.3        5.8%
Investment management income......................   11.0     4.3      6.7      155.8%
Interest and other income.........................   16.3     6.5      9.8      150.8%
                                                    -----   -----    -----      -----
       Total......................................  $32.8   $16.0    $16.8      105.0%
                                                    =====   =====    =====      =====

     The $6.7 million increase in investment management income was due primarily to increased asset management and acquisition fees and priority distributions from our co-investment joint ventures. The $9.8 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from interest income resulting from higher average cash balances.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES   2001     2000    $ CHANGE   % CHANGE
-------------------------------------------------  ------   ------   --------   --------
(Exclusive of depreciation and amortization)
Rental expenses.................................   $ 69.0   $ 50.6    $18.4       36.4%
Real estate taxes...............................     69.2     57.2     12.0       21.0%
                                                   ------   ------    -----      -----
  Property operating expenses...................   $138.2   $107.8    $30.4       28.2%
                                                   ======   ======    =====      =====
Same store......................................   $ 93.2   $ 87.2    $ 6.0        6.9%
2000 acquisitions...............................     27.9      7.1     20.8      293.0%
2001 acquisitions...............................      4.4       --      4.4         --
Developments....................................      9.6      4.3      5.3      123.3%
Divestitures....................................      3.1      9.2     (6.1)     (66.3)%
                                                   ------   ------    -----      -----
       Total....................................   $138.2   $107.8    $30.4       28.2%
                                                   ======   ======    =====      =====

     The increase in same store properties' operating expenses primarily relates to increases in common area maintenance expenses of $2.3 million, real estate taxes of $2.5 million, and insurance expense of $0.8 million.

OTHER EXPENSES                                     2001     2000    $ CHANGE   % CHANGE
--------------                                    ------   ------   --------   --------
Interest, including amortization................  $129.0   $ 90.3    $38.7       42.9%
Depreciation and amortization...................   111.4     90.4     21.0       23.2%
General and administrative......................    35.8     23.7     12.1       51.1%
                                                  ------   ------    -----       ----
       Total....................................  $276.2   $204.4    $71.8       35.1%
                                                  ======   ======    =====       ====

     The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures' properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased personnel and occupancy costs. In addition, the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses of $4.9 million.

     During 2001, we recognized $20.8 million of losses on investments in other companies, related to our investment in Webvan Group, Inc. and other technology-related companies. The loss reflects a 100% write-down of the book value of the investments.

     During 2001, we retired $55.2 million of secured debt prior to maturity primarily in connection with property divestitures and early prepayments. We recognized a net extraordinary loss of $0.6 million related to the early retirement of debt, resulting from prepayment penalties, partially offset by the write-off of debt premiums.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (DOLLARS IN MILLIONS)

RENTAL REVENUES                                    2000     1999    $ CHANGE   % CHANGE
---------------                                   ------   ------   --------   --------
Same store......................................  $314.4   $293.3    $ 21.1       7.2%
1999 acquisitions...............................    85.1     41.0      44.1     107.6%
2000 acquisitions...............................    28.0       --      28.0        --
Developments....................................     7.0      4.2       2.8      66.7%
Divestitures....................................    19.5     90.4     (70.9)    (78.4)%
Straight-line rents.............................    10.2     10.8      (0.6)     (5.6)%
                                                  ------   ------    ------     -----
       Total....................................  $464.2   $439.7    $ 24.5       5.6%
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

INVESTMENT MANAGEMENT AND OTHER INCOME               2000    1999   $ CHANGE   % CHANGE
--------------------------------------               -----   ----   --------   --------
Equity earnings in unconsolidated joint ventures...  $ 5.2   $4.7     $0.5       10.6%
Investment management and other income.............   10.8    3.8      7.0      184.2%
                                                     -----   ----     ----      -----
       Total.......................................  $16.0   $8.5     $7.5       88.2%
                                                     =====   ====     ====      =====

     The $7.0 million increase in investment management and other income was due primarily to increased acquisition fees from AMB Institutional Alliance Fund I, L.P., interest income, and development fees.

PROPERTY OPERATING EXPENSES                        2000     1999    $ CHANGE   % CHANGE
---------------------------                       ------   ------   --------   --------
Rental expenses.................................  $ 50.6   $ 51.7    $ (1.1)     (2.1)%
Real estate taxes...............................    57.2     56.2       1.0       1.8%
                                                  ------   ------    ------     -----
  Property operating expenses...................  $107.8   $107.9    $ (0.1)     (0.1)%
                                                  ======   ======    ======     =====
Same store......................................  $ 72.1   $ 69.6    $  2.5       3.6%
1999 acquisitions...............................    20.4     12.2       8.2      67.2%
2000 acquisitions...............................     7.7       --       7.7        --
Developments....................................     2.5      1.8       0.7      38.9%
Divestitures....................................     5.1     24.3     (19.2)    (79.0)%
                                                  ------   ------    ------     -----
       Total....................................  $107.8   $107.9    $ (0.1)     (0.1)%
                                                  ======   ======    ======     =====

     The change in same store properties' operating expenses primarily relates to increases in real estate taxes of $2.0 million for 2000, partially offset by decreases in insurance of $0.6 million.

OTHER EXPENSES                                     2000     1999    $ CHANGE   % CHANGE
--------------                                    ------   ------   --------   --------
Interest expense................................  $ 90.3   $ 88.7    $ 1.6        1.8%
Depreciation expense............................    90.4     67.0     23.4       34.9%
General and administrative expense..............    23.7     25.2     (1.5)      (6.0)%
                                                  ------   ------    -----       ----
       Total....................................  $204.4   $180.9    $23.5       13.0%
                                                  ======   ======    =====       ====

     The increase in interest expense was due primarily to the increase in the outstanding balance under our unsecured credit facility. The increase in depreciation expense was primarily due to lower than normal depreciation expense in 1999 and increases in our investments in real estate. Under the required accounting for assets held for sale, we discontinued depreciation of a substantial portion of our retail portfolio after we committed to dispose of a portion of the portfolio in March 1999. The decrease in general and administrative expenses was due to increased allocations to AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC), partially offset by increased personnel costs.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include: (1) cash flow from operations; (2) borrowings under our unsecured credit facility; (3) other forms of secured or unsecured financing; (4) proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); and (5) net proceeds from divestitures of properties. Additionally, we believe that our private capital co-investment program will also continue to serve as a source of capital for acquisitions and developments. We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility, and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     Property Divestitures. In 2001, we divested ourselves of 24 industrial and two retail buildings for an aggregate price of $193.4 million, with a resulting net gain of $24.1 million, net of minority interest partners' share.

     Properties Held for Divestiture. We have decided to divest ourselves of three industrial properties and seven retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2001, the net carrying value of the properties held for divestiture was $157.2 million.

     Co-investment Joint Ventures. We consolidate the financial position, results of operations, and cash flows of our five co-investment joint ventures. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and, as a result, control all of the major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2001, we owned approximately 26.9 million square feet of our properties through these entities. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. The inability to obtain new joint venture partners could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

     During 2001, we contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. We recognized a gain of $17.8 million related to these contributions, representing the portion of the contributed properties acquired by the third party co-investors.

     We formed AMB Institutional Alliance Fund II, L.P. to acquire, develop, and redevelop distribution facilities nationwide, in which AMB Institutional Alliance REIT II, Inc. became a partner on June 28, 2001. As of December 31, 2001, the Alliance Fund II had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $488.6 million. We are the managing general partner of the Alliance Fund II and owned, as of December 31, 2001, approximately 20% of the co-investment joint venture.

     We formed AMB-SGP, L.P. with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP, L.P. received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP, L.P. and owned, as of December 31, 2001, approximately 50.3% of the co-investment joint venture.

     We formed AMB Partners II, L.P. with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. On February 14, 2001, Partners II received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $250.0 million. We are the managing general partner of Partners II and owned, as of December 31, 2001, approximately 50% of the co-investment joint venture.

     We, together with one of our affiliates, own, as of December 31, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with debt financings and our investment, creates a total capitalization of $378.0 million.

     We, together with one of our affiliates, own, as of December 31, 2001, approximately 50% of the partnership interests in AMB/Erie. L.P. Erie is a co-investment partnership between us and various entities related to Erie Indemnity Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, Erie had received equity contributions from third party investors totaling $13.7 million, which, when combined with debt financings and our investment, created a total capitalization of $129.0 million.

     Credit Facilities. In May 2000, we entered into a $500.0 million unsecured revolving credit agreement. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee, which is based on our credit rating. We have the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points, which is based on our credit rating. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates. As of December 31, 2001, there was an outstanding balance of $12.0 million on our unsecured credit facility. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At December 31, 2001, the remaining amount available under our unsecured credit facility was $488.0 million (excluding the additional $200.0 million of potential additional capacity).

     In July 2001, the Alliance Fund II obtained a $150.0 million credit facility from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of December 31, 2001, the outstanding balance was $123.5 million and the remaining amount available was $26.5 million. The credit facility is secured by the unfunded capital commitments of the third party investors in the Alliance REIT II and the Alliance Fund II.

     Equity. In December 2001, AMB Property II, L.P., one of our affiliates, repurchased all of its outstanding 2,200,000 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units from three institutional investors. The units were redeemed for an aggregate cost of $115.7 million, including accrued and unpaid dividends totaling $1.3 million and a premium of $4.4 million. The Series C Preferred Units had a par value of $110.0 million.

     In September 2001, we issued and sold 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The Series J Preferred Units are redeemable by us on or after September 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series J Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series J Preferred Stock. We used the net proceeds of $38.9 million for general corporate purposes, which may include the partial repayment of indebtedness or the acquisition or development of additional properties.

     In March 2001, AMB Property II, L.P., one of our affiliates, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB Property Corporation's Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from us and to make a loan to us. We used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

     During 2001, we redeemed 223,092 and 635,798 common limited partnership units for cash and shares of AMB Property Corporation's common stock, respectively.

     AMB Property Corporation's board of directors approved a stock repurchase program in 1999 for the repurchase of up to $100.0 million worth of its common stock. During 2001, AMB Property Corporation repurchased 1,392,600 shares of its common stock at an average purchase price of $23.62 per share under the program. Under the program to date, AMB Property Corporation has repurchased 2,836,200 shares of its common stock at an average purchase price of $21.22 per share. AMB Property Corporation's stock repurchase program expired in December 2001. AMB Property Corporation's board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of its common stock. The new stock repurchase program expires in December 2003 and no repurchases were made under the new program in 2001.

     Debt. As of December 31, 2001, the aggregate principal amount of our secured debt was $1.2 billion, excluding unamortized debt premiums of $6.8 million. The secured debt bears interest at rates varying from 4.0% to 10.6% per annum (with a weighted average rate of 7.3%) and final maturity dates ranging from February 2002 to June 2023. All of the secured debt bears interest at fixed rates, except for three loans with an aggregate principal amount of $52.4 million as of December 31, 2001, which bear interest at variable rates (with a weighted average interest rate of 3.8% at December 31, 2001).

     In August 2000, we commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of December 31, 2001, we had issued $380.0 million of medium-term notes under this program, leaving $20.0 million available for issuance. However, on January 14, 2002, we issued and sold the remaining $20.0 million of the notes under this program to Lehman Brothers, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. We used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In January 2001, we issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. We used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In March 2001, we issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. We used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In September 2001, we issued and sold $25.0 million of the notes under this program to Lehman Brothers, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on September 6, 2011, and bear interest at 6.75% per annum. We used the net proceeds of $24.8 million for general corporate purposes and to acquire and develop additional properties.

     Mortgage Receivables. In September 2000, we sold our retail center located in Los Angeles, California. As of December 31, 2001, we carried a 9.50% mortgage note in the principal amount of $74.0 million on the retail center. The maturity date of the mortgage note, which was originally scheduled to mature on October 1, 2001, has been extended to September 30, 2002. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2001, the outstanding balance on the note was $13.2 million.

     In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. At December 31, 2001, our debt-to-total market capitalization ratio was 44.7%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our general partner could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

     The tables below summarize our debt maturities and capitalization as of December 31, 2001 (dollars in thousands):

                                      DEBT

                                         OP        JOINT      UNSECURED
                                      SECURED     VENTURE    SENIOR DEBT      CREDIT         TOTAL
                                      DEBT(1)      DEBT      SECURITIES    FACILITIES(1)      DEBT
                                      --------   ---------   -----------   -------------   ----------
2002................................  $ 28,193   $  68,505    $     --       $     --      $   96,698
2003................................    76,295      13,577          --        135,500         225,372
2004................................    65,284      47,607          --             --         112,891
2005................................    62,826      37,796     250,000             --         350,622
2006................................    94,965      74,115      25,000             --         194,080
2007................................    30,198      25,682      55,000             --         110,880
2008................................    33,619     147,552     175,000             --         356,171
2009................................     5,176      32,351          --             --          37,527
2010................................    52,780      71,966      75,000             --         199,746
2011................................     1,311     167,878      75,000             --         244,189
Thereafter..........................     3,307      72,345     125,000             --         200,652
                                      --------   ---------    --------       --------      ----------
  Subtotal..........................   453,954     759,374     780,000        135,500       2,128,828
  Unamortized premiums..............     5,090       1,746          --             --           6,836
                                      --------   ---------    --------       --------      ----------
       Total consolidated debt......   459,044     761,120     780,000        135,500       2,135,664
Our share of unconsolidated joint
  venture debt(2)...................        --      38,928          --             --          38,928
                                      --------   ---------    --------       --------      ----------
       Total debt...................   459,044     800,048     780,000        135,500       2,174,592
Joint venture partners' share of
  consolidated joint venture debt...        --    (420,406)         --        (98,800)       (519,206)
                                      --------   ---------    --------       --------      ----------
     Our share of total debt........  $459,044   $ 379,642    $780,000       $ 36,700      $1,655,386
                                      ========   =========    ========       ========      ==========
Weighed average interest rate.......       8.1%        7.1%        7.3%           2.8%            7.1%
Weighed average maturity (in
  years)............................       4.7         7.4         7.6            1.6             6.5

---------------

(1) The 2003 maturity includes a $125.0 million credit facility obtained by the Alliance Fund II, which we expect to repay with capital contributions and secured debt proceeds and had an outstanding balance of $123.5 million at December 31, 2001. We also have a $500.0 million credit facility that had an outstanding balance of $12.0 million at December 31, 2001.

(2) The weighted average interest and maturity for the unconsolidated joint venture debt were 6.3% and 7.0 years, respectively.

                                 MARKET CAPITAL

                                                             UNITS
                                                          OUTSTANDING   MARKET PRICE   MARKET VALUE
                                                          -----------   ------------   ------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT UNIT PRICE)
Common general partnership units........................  83,821,829       $26.00       $2,179,368
Common limited partnership units........................   4,969,027        26.00          129,195
                                                          ----------                    ----------
       Total............................................  88,790,856                    $2,308,563
                                                          ==========                    ==========

                                PREFERRED UNITS

                                                          DIVIDEND   LIQUIDATION     REDEMPTION
                                                            RATE     PREFERENCE      PROVISIONS
                                                          --------   -----------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Series A preferred units................................    8.50%     $100,000     July 2003
Series B preferred units................................    8.63%       65,000     November 2003
Series D preferred units................................    7.75%       79,767     May 2004
Series E preferred units................................    7.75%       11,022     August 2004
Series F preferred units................................    7.95%       19,872     March 2005
Series G preferred units................................    7.95%        1,000     August 2005
Series H preferred units................................    8.13%       42,000     September 2005
Series I preferred units................................    8.00%       25,500     March 2006
Series J preferred units................................    7.95%       40,000     September 2006
                                                            ----      --------
  Weighted average/total................................    8.18%     $384,161
                                                            ====      ========

                             CAPITALIZATION RATIOS

Total debt-to-total market capitalization...................  44.7%
Our share of total debt-to-total market capitalization......  38.1%
Total debt plus preferred-to-total market capitalization....  52.6%
Our share of total debt plus preferred-to-total market
  capitalization............................................  46.9%
Our share of total debt-to-total book capitalization........  44.9%

  LIQUIDITY

     As of December 31, 2001, we had approximately $81.7 million in cash, restricted cash, and cash equivalents, and $488.0 million of additional available borrowings under our credit facility. We also had $26.5 million of additional available borrowing under our Alliance Fund II credit facility. To fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements, we intend to use: (1) cash from operations; (2) borrowings under our credit facility; (3) other forms of secured and unsecured financing; (4) proceeds from any future debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); (5) proceeds from divestitures of properties; and (6) private capital. The unavailability of capital would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

     We declared a regular cash distribution for the quarter ending December 31, 2001, of $0.395 per common unit. The distributions were payable on December 24, 2001, to unitholders of record on December 14, 2001. The Series A, B, E, F, G, and J preferred unit distributions were also payable on January 15, 2002, to unitholders of record on January 4, 2002. The Series D, H, and I preferred unit distributions were payable on

December 25, 2001, to unitholders of record on December 10, 2001. The following table sets forth the distributions for 2001 and 2000:

SECURITY                                             PAYING ENTITY       2001    2000
--------                                         ---------------------   -----   -----
Operating partnership units....................  AMB Property, L.P.      $1.58   $1.48
Series A preferred units.......................  AMB Property, L.P.      $2.13   $2.13
Series B preferred units.......................  AMB Property, L.P.      $4.31   $4.31
Series C preferred units.......................  AMB Property II, L.P.   $3.88   $4.38
Series D preferred units.......................  AMB Property II, L.P.   $3.88   $3.88
Series E preferred units.......................  AMB Property II, L.P.   $3.88   $3.88
Series F preferred units.......................  AMB Property II, L.P.   $3.98   $3.09
Series G preferred units.......................  AMB Property II, L.P.   $3.98   $1.35
Series H preferred units.......................  AMB Property II, L.P.   $4.06   $1.30
Series I preferred units.......................  AMB Property II, L.P.   $3.04     n/a
Series J preferred units.......................  AMB Property, L.P.      $1.24     n/a

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or limited partnership unit offerings, as well as property divestitures. However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

  CAPITAL COMMITMENTS

     Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of December 31, 2001, we are developing 12 projects representing a total estimated investment of $154.4 million upon completion and two development projects available for sale representing a total estimated investment of $50.0 million upon completion. Of this total, $127.3 million had been funded as of December 31, 2001, and an estimated $77.1 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, and net proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow. This could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. We have no other material capital commitments.

     Acquisitions. During 2001, we invested $428.3 million in 65 operating industrial buildings, aggregating approximately 6.8 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and limited partnership unit issuances, and net proceeds from property divestitures.

     Lease Commitments. We have entered into operating ground leases on certain land parcels with periods up to 40 years and a lease on a building in New York City. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2001, were as follows (dollars in thousands):

2002........................................................  $  6,823
2003........................................................     7,720
2004........................................................     7,921
2005........................................................     8,159
2006........................................................     8,480
Thereafter..................................................   146,335
                                                              --------
                                                              $185,438
                                                              ========

     These operating lease payments are being amortized ratably over the terms of the related leases.

     Captive Insurance Company. We have responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. in December 2001. Arcata will generally provide insurance coverage for losses below the increased deductible under the third party policies. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, if expenses, including losses, are greater than premiums collected, an additional premium, not in excess of the difference, will be charged. Through this structure, we believe that we have been able to obtain insurance for our portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

     Potential Unknown Liabilities. Unknown liabilities may include the following: (1) liabilities for clean-up or remediation of undisclosed environmental conditions; (2) claims of customers, vendors, or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions; (3) accrued but unpaid liabilities incurred in the ordinary course of business; (4) tax liabilities; and (5) claims for indemnification by the officers and directors of our general partner's predecessors and others indemnified by these entities.

FUNDS FROM OPERATIONS

     We believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, is an appropriate measure of performance for a real estate investment trust, such as AMB Property Corporation, our general partner. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by generally accepted accounting principles in the United States and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

     FFO is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary items plus real estate depreciation and adjustment to derive our pro rata share of FFO of unconsolidated joint ventures, less minority interests' pro rata share of FFO of consolidated joint ventures and perpetual preferred unit distributions. In accordance with the NAREIT White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

     The following table reflects the calculation of funds from operations for the years ended December 31, (dollars in thousands):

                                                                2001       2000       1999
                                                              --------   --------   --------
Income before minority interests............................  $165,672   $165,599   $159,321
Gains on developments held for sale.........................    13,169         --         --
Real estate related depreciation and amortization:
  Total depreciation and amortization.......................   111,414     90,358     67,035
  Furniture, fixtures, and equipment depreciation and ground
     lease amortization(1)..................................    (1,963)    (1,114)    (1,002)
FFO attributable to minority interests:
  Joint venture partners(2).................................   (40,144)   (15,055)    (8,182)
  Series C-I preferred unit distributions...................   (22,201)   (19,005)   (13,893)
Adjustments to derive FFO in unconsolidated joint
  venture(3):
  Our share of net income...................................    (5,467)    (5,212)    (4,701)
  Our share of FFO..........................................     8,014      7,188      6,677
Series A preferred unit distributions.......................    (8,500)    (8,500)    (8,500)
Series B preferred unit distributions.......................    (5,608)    (5,608)    (5,608)
Series J preferred unit distributions.......................      (873)        --         --
                                                              --------   --------   --------
       FFO..................................................  $213,513   $208,651   $191,147
                                                              ========   ========   ========

---------------

(1) Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

(2) Represents FFO attributable to minority interests in consolidated joint ventures whose interests are not exchangeable into common stock of AMB Property Corporation. The minority interests' share of net operating income for the years ended December 31, 2001, 2000, and 1999, was $65.0 million, $25.0 million, and $12.5 million, respectively.

(3) Our share of net operating income for years ended December 31, 2001, 2000, and 1999, was $10.2 million, $8.3 million, and $8.0 million, respectively.

                                 BUSINESS RISKS

     Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

GENERAL REAL ESTATE RISKS

  THERE ARE FACTORS OUTSIDE OF OUR CONTROL THAT AFFECT THE PERFORMANCE AND VALUE OF OUR PROPERTIES

     Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay make distributions to our unitholders and payments to our noteholders could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions such as oversupply of industrial space, or a reduction in demand for industrial space, the attractiveness of our properties to potential customers, competition from other properties, our ability to provide adequate maintenance and insurance, and an increase in operating costs. Periods of economic slowdown or recession in the United States and in other countries, rising interest rates, or declining demand for real estate, or public perception that any of these events may occur would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations.

     Future terrorist attacks in the United States may result in declining economic activity, which could harm the demand for and the value of our properties. To the extent that our customers are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type exposes us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels, and the availability of financing. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

  WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 14.9% of our industrial properties (based on annualized base rent) as of December 31, 2001, will expire on or prior to December 31, 2002. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

  A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our industrial properties located in California as of December 31, 2001, represented approximately 28.7% of the aggregate square footage of our industrial operating properties as of December 31, 2001, and 35.9% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases as of December 31, 2001, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity.

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE

     We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to acts of terrorism, riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the joint ventures, we generally will be liable for all of the joint ventures' unsatisfied obligations other than non-recourse obligations. Any such liabilities could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of December 31, 2001, 291 industrial buildings aggregating approximately 23.4 million square feet (representing 28.7% of our industrial operating properties based on aggregate square footage and 35.9% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Capital Partners, LLC, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES, AND PARTNERSHIPS

     As of December 31, 2001, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of December 31, 2001, we owned approximately 34.1 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following: (1) our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture);
(2) our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; (3) our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives; and (4) agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer's, member's, or partner's interest or "buy-sell" or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We have decided to divest ourselves of four retail centers and one industrial property, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

DEBT FINANCING

  WE COULD INCUR MORE DEBT

     We operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation's capital stock and the number of shares of capital stock and common limited partnership units outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation's common stock or other outstanding classes of capital stock, and future issuance of shares of AMB Property Corporation's capital stock. However, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, AMB Property Corporation, as our general partner, could alter or eliminate this policy without unitholder or noteholder consent. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

  SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to make distributions to our unitholders and payments to our noteholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of December 31, 2001, we had total debt outstanding of approximately $2.1 billion.

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

  RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of December 31, 2001, we had $123.5 million outstanding under our Alliance Fund II secured credit facility, $12.0 million outstanding under our unsecured credit facility, and we had four secured loans with an aggregate principal amount of $52.4 million, which bear interest at variable rates (with weighted average interest rate of 3.8% as of December 31, 2001). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

  WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     In order for our general partner, AMB Property Corporation, to qualify as a real estate investment trust under the Internal Revenue Code, we are required each year to make distributions to enable our general partner to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is subject to tax on its income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including: (1) general market conditions; (2) the market's perception of our growth potential; (3) our current and potential future earnings and cash distributions; and (4) the market price of AMB Property Corporation's capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio.

  WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of December 31, 2001, we had 22 non-recourse secured loans, which are cross collateralized by 48 properties. As of December 31, 2001, we had $551.9 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure our credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

OUR ACCESS TO TIMELY FINANCIAL REPORTING AND TO CAPITAL MARKETS MAY BE IMPAIRED IF ARTHUR ANDERSEN LLP IS UNABLE TO PERFORM REQUIRED AUDIT-RELATED SERVICES

     On March 14, 2002, our independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the U.S. government's investigation of Enron Corporation. Arthur Andersen LLP has indicated that it intends to contest vigorously the indictment. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen LLP, and interim financial statements reviewed by it, so long as Arthur Andersen LLP is able to make certain representations to its clients. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission could be impaired if the Securities and Exchange Commission ceases accepting financial statements audited by Arthur Andersen LLP, if Arthur Andersen LLP becomes unable to make the required representations to us or if for any other reason Arthur Andersen LLP is unable to perform required audit-related services for us. However, we believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility, are adequate for us to meet our liquidity requirements for the foreseeable future.

CONFLICTS OF INTEREST

  SOME OF AMB PROPERTY CORPORATION'S DIRECTORS AND EXECUTIVE OFFICERS ARE INVOLVED IN OTHER REAL ESTATE ACTIVITIES AND INVESTMENTS

     Some of AMB Property Corporation's executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, L.P., a residential housing finance company, and ownership of Aspire Development, Inc. and Aspire Development, L.P., developers that own property not suitable for ownership by us. Aspire Development, Inc. and Aspire Development, L.P. have agreed not to initiate any new development projects not contemplated at AMB Property Corporation's initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial properties other than those currently under development at the time of AMB Property Corporation's initial public offering. The continued involvement in other real estate-related activities by some of AMB Property Corporation's executive officers and directors could divert management's attention from our day-to-day operations. Most of AMB Property Corporation's executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

  CERTAIN OF AMB PROPERTY CORPORATION'S EXECUTIVE OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH US IN CONNECTION WITH OTHER PROPERTIES THAT THEY OWN OR CONTROL

     As of December 31, 2001, Aspire Development, L.P. owns interests in three retail development projects in the U.S., one of which is a single freestanding Walgreens drugstore and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director of AMB Property Corporation, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

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

  AMB PROPERTY CORPORATION'S DUTY TO ITS STOCKHOLDERS MAY CONFLICT WITH THE INTERESTS OF OUR LIMITED PARTNERS AND NOTEHOLDERS

     AMB Property Corporation has fiduciary obligations to its stockholders, the discharge of which may conflict with the interests of our limited partners and noteholders.

  AMB PROPERTY CORPORATION'S DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT STOCKHOLDERS COULD ACT IN A MANNER THAT IS NOT IN THE BEST INTEREST OF OUR LIMITED PARTNERS OR NOTEHOLDERS

     As of March 20, 2002, we believe that AMB Property Corporation's two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and ABP Investments U.S. (with respect to various client accounts for which ABP Investments U.S. serves as investment advisor) beneficially owned 14.0% of AMB Property Corporation's outstanding common stock. In addition, AMB Property Corporation's executive officers and directors beneficially owned 4.3% of AMB Property Corporation's outstanding common stock as of March 20, 2002, and will have influence on AMB Property Corporation's and our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation's and our affairs if they choose to do so.

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

     Environmental laws also govern the presence, maintenance, and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos, and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failing to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties may contain asbestos-containing building materials.

     Some of our properties are leased or have been leased, in part, to owners and operators of businesses that use, store, or otherwise handle petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, are adjacent to, or are near other properties upon which others, including former owners or customers of the properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and the acquisition will yield a superior risk-adjusted return. Environmental issues for each property are evaluated and quantified prior to acquisition. The costs of environmental investigation, clean-up, and monitoring are underwritten into the cost of the acquisition and appropriate environmental insurance is obtained for the property. In connection with certain divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

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

     None of the environmental assessments of our properties has revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Furthermore, we are not aware of any such material environmental liability. Nonetheless, it is possible that the assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware or that known environmental conditions may give rise to liabilities that are materially greater than anticipated. Moreover, the current environmental condition of our properties may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks), or by third parties unrelated to us. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

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

  CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction due to our general partner's election to be treated as a real estate investment trust. Our general partner would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS were to successfully argue that a transfer or disposition of property constituted a prohibited transaction, then our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

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

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR INTERNATIONAL GROWTH

     We may acquire properties in foreign countries. Local markets affect our operations and, therefore, we would be subject to economic fluctuations in foreign locations. Our international operations also would be subject to the usual risks of doing business abroad such as the revaluation of currencies, revisions in tax treaties or other laws governing the taxation of revenues, restrictions on the transfer of funds, and, in certain parts of the world, political instability. We cannot predict the likelihood that any such developments may occur. Further, we may enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in, the courts of another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our international growth, then our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

ITEM 7A.  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevalent market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes: (1) interest rate fluctuations in connection with our credit facilities and other variable rate borrowings; and (2) our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2001, we had no interest rate caps or swaps. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Resources -- Market Capitalization."

     The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $6.8 million as of December 31, 2001:

                                                         EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------
                                                                                                  TOTAL
                               2002       2003      2004       2005       2006     THEREAFTER      DEBT
                              -------   --------   -------   --------   --------   ----------   ----------
Fixed rate debt(1)..........  $73,603   $ 89,319   $92,364   $350,029   $186,452   $1,149,166   $1,940,933
Average interest rate.......     8.3%       7.8%      8.0%       7.3%       7.3%         7.5%         7.5%
Variable rate debt(2).......  $23,093   $136,053   $20,526   $    594   $  7,629           --   $  187,895
Average interest rate.......     3.5%       2.8%      4.1%       3.5%       3.5%           --         3.0%

---------------

(1) Represents 91.2% of all outstanding debt.

(2) Represents 8.9% of all outstanding debt.

     If market rates of interest on our variable rate debt increased by 10% (or 30 basis points), then the increase in interest expense on the variable rate debt would be $0.6 million annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

  DIRECTORS AND EXECUTIVE OFFICERS OF AMB PROPERTY L.P., EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement for AMB Property Corporation's Annual Meeting of Stockholders which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Schedules:

     The following consolidated financial information is included as a separate section of this report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000, and 1999.........................  F-3
Consolidated Statements of Partners' Capital for the years
  ended December 31, 2001, 2000, and 1999...................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000, and 1999.........................  F-5
Notes to Consolidated Financial Statements..................  F-6
Schedule III -- Real Estate and Accumulated Depreciation....  S-1

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (a)(3) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Fifth Amended and Restated Partnership Agreement of Limited
          Partnership of AMB Property, L.P. dated September 21, 2001
          (incorporated herein by reference as Exhibit 10.1 to AMB
          Property, L.P.'s Current Report on Form 8-K filed on October
          3, 2001).
 3.2      First Amendment to the Fifth Amended and Restated Agreement
          of Limited Partnership of AMB Property, L.P. dated January
          1, 2002.
 4.1      $30,000,000 7.925% Fixed Rate Note No. 1 dated August 18,
          2000, attaching the Parent Guarantee dated August 18, 2000
          (incorporated by reference to Exhibit 4.5 of AMB Property,
          L.P.'s Annual Report on Form 10-K for the year ended
          December 31, 2000).
 4.2      $25,000,000,000 7.925% Fixed Rate Note No. 2 dated September
          12, 2000, attaching the Parent Guarantee dated September 12,
          2000 (incorporated by reference to Exhibit 4.6 of AMB
          Property, L.P.'s Annual Report on Form 10-K for the year
          ended December 31, 2000).
 4.3      $50,000,000 8.00% Fixed Rate Note No. 3 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000
          (incorporated by reference to Exhibit 4.7 of AMB Property,
          L.P.'s Annual Report on Form 10-K for the year ended
          December 31, 2000).
 4.4      $25,000,000 8.000% Fixed Rate Note No. 4 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000
          (incorporated by reference to Exhibit 4.8 of AMB Property,
          L.P.'s Annual Report on Form 10-K for the year ended
          December 31, 2000).
 4.5      $50,000,000 7.20% Fixed Rate Note No. 5 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          8, 2001).
 4.6      $50,000,000 7.20% Fixed Rate Note No. 6 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.2 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          8, 2001).
 4.7      $50,000,000 7.20% Fixed Rate Note No. 7 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.3 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          8, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.8      Indenture dated as of June 30, 1998, by and among AMB
          Property, L.P., AMB Property Corporation and State Street
          Bank and Trust Company of California, N.A., as trustee
          (incorporated by reference to Exhibit 4.1 of AMB Property,
          L.P.'s Registration Statement on Form S-11 (No. 333-49163)).
 4.9      First Supplemental Indenture dated as of June 30, 1998 by
          and among AMB Property, L.P., AMB Property Corporation and
          State Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.2 of AMB
          Property, L.P.'s Registration Statement Form S-11 (No.
          333-49163)).
 4.10     Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
          State Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.3 of AMB
          Property, L.P.'s Registration Statement on Form S-11 (No.
          333-49163)).
 4.11     Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
          State Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.4 of AMB
          Property, L.P.'s Registration Statement on Form S-11 (No.
          333-49163)).
 4.12     Fourth Supplemental Indenture, by and among AMB Property,
          L.P., AMB Property Corporation and State Street Bank and
          Trust Company of California, N.A., as trustee (incorporated herein by reference as Exhibit 4.1 of AMB Property, L.P.'s
          Current Report on Form 8-K/A filed on November 9, 2000).
 4.13     Specimen of 7.10% Notes due 2008 (included in the First
          Supplemental Indenture incorporated by reference as Exhibit
          4.2 of AMB Property, L.P.'s Registration Statement on Form
          S-11 (No. 333-49163)).
 4.14     Specimen of 7.50% Notes due 2018 (included in the Second
          Supplemental Indenture incorporated by reference as Exhibit
          4.3 of AMB Property, L.P.'s Registration Statement on Form
          S-11 (No. 333-49163)).
 4.15     Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.'s Registration
          Statement on Form S-11 (No. 333-49163)).
 4.16     $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9,
          2001, attaching the Parent Guarantee dated January 9, 2001
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          31, 2001).
 4.17     $50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on March
          16, 2001).
 4.18     $25,000,000 6.75% Fixed Rate Note No. 10 dated September 6,
          2001, attaching the Parent Guarantee dated September 6, 2001
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on
          September 18, 2001).
 4.19     $20,000,000 5.90% Fixed Rate Note No. 11 dated January 17,
          2002, attaching the Parent Guarantee dated January 17, 2002
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          23, 2002).
10.1      Distribution Agreement dated August 15, 2000 by and among
          AMB Property Corporation, AMB Property, L.P., Morgan Stanley
          & Co., Incorporated, Banc of America Securities LLC, Banc
          One Capital Markets, Inc., Chase Securities, Inc., Merrill
          Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan
          Securities Inc., and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 1.1 of Registrant's Current
          Report on Form 8-K/A filed on November 9, 2000).
10.2      Terms Agreement dated as of December 14, 2000, by and
          between Morgan Stanley & Co., Incorporated and J.P. Morgan
          Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.'s Current
          Report on Form 8-K filed on January 8, 2001).
10.3      Terms Agreement dated as of January 4, 2001, by and between
          A.G. Edwards & Sons, Inc. and AMB Property, L.P.
          (incorporated herein by reference to Exhibit 1.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          31, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.4      Terms Agreement dated as of March 2, 2001, by and among
          First Union Securities, Inc., AMB Property, L.P. and AMB
          Property Corporation (incorporated by reference to Exhibit
          1.1 of Registrants' current report on Form 8-K filed on
          March 16, 2001).
10.5      Form of Change in Control and Noncompetition Agreement
          between AMB Property Corporation and Executive Officers
          (incorporated by reference to AMB Property, L.P.'s Annual
          Report on Form 10-K for the year ended December 31, 1998).
10.6      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.'s Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.7      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.'s Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.8      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999).
10.9      Second Amended and Restated 1997 Stock Option and Incentive
          Plan (incorporated by reference to Exhibit 10.5 of AMB
          Property, L.P.'s Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1999).
10.10     Tenth Amended and Restated Agreement of Limited Partnership
          of AMB Property II, L.P., dated December 6, 2001
          (incorporated by reference to Exhibit 10.1 of AMB Property,
          L.P.'s Current Report on Form 8-K filed on December 7,
          2001).
10.11     First Amendment to Tenth Amended and Restated Agreement of
          Limited Partnership of AMB Property II, L.P., dated January
          1, 2002.
10.12     Second Amendment to Tenth Amended and Restated Agreement of
          Limited Partnership of AMB Property II, L.P., dated February
          25, 2002.
10.13     Revolving Credit Agreement dated as of May 24, 2000, among
          AMB Property, L.P., the banks listed therein, Morgan
          Guaranty Trust Company of New York, as Administrative Agent,
          Bank of America, N.A., as Syndication Agent, the Chase
          Manhattan Bank, as Documentation Agent, J.P. Morgan
          Securities Inc. and Banc of America Securities LLC, as Joint
          Lead Arrangers and Joint Bookmanagers, Bank one, NA,
          Commerzbank Aktiengesellschaft, PNC Bank National
          Association and Wachovia Bank, N.A., as Managing Agents and
          Banks Trust Company and Dresdner Bank AG, New York and Grand
          Cayman Branches, as Co-Agents (incorporated by reference to
          Exhibit 10.1 of AMB Property, L.P.'s Current Report on Form
          8-K filed on June 16, 2000).
10.14     Guaranty of Payment made as of May 24, 2000, between AMB
          Property Corporation and Morgan Guaranty Trust Company of
          New York, as administrative agent for the banks listed on
          the signature page of the Revolving Credit Agreement
          (incorporated herein by reference to Exhibit 10.2 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on June
          16, 2000).
10.15     Credit Agreement dated as of September 27, 1999, among AMB
          Institutional Alliance Fund I, L.P., AMB Institutional
          Alliance REIT I, Inc., the Lenders and issuing parties
          thereto, BT Realty Resources, Inc. and Chase Manhattan Bank
          (incorporated by reference to Exhibit 10.3 of AMB Property,
          L.P.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999).
10.16     Revolving Credit Agreement dated as of August 23, 2001,
          among AMB Institutional Alliance Fund II, L.P., AMB
          Institutional Alliance REIT II, Inc., the banks and
          financial institutions listed therein, Bank of America, N.A.
          as Administrative Agent, Dresdner Bank AG, as Syndication
          Agent, and Bank One, NA, as Documentation Agent
          (incorporated by reference to Exhibit 10.4 of AMB Property,
          L.P.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001).
10.17     Terms Agreement dated as of August 30, 2001, by and among
          Lehman Brothers Inc., AMB Property, L.P., and AMB Property
          Corporation (incorporated by reference to Exhibit 1.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on
          September 18, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.18     Terms Agreement dated as of January 14, 2002, by and among
          Lehman Brothers Inc., AMB Property, L.P., and AMB Property
          Corporation (incorporated by reference to Exhibit 1.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          23, 2002).
10.19     Third Amended and Restated 1997 Stock Option and Incentive
          Plan.
10.20     Amendment No. 1 to the Third Amended and Restated 1997 Stock
          Option and Incentive Plan.
10.21     2002 Stock Option and Incentive Plan.
10.22     AMB Nonqualified Deferred Compensation Plan.
21.1      Subsidiaries of AMB Property, L.P.
23.1      Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (included in Part IV of this Form 10-K).
99.1      Letter, dated March 28, 2002, from AMB Property, L.P. to the
          Securities and Exchange Commission.

     (b) Reports on Form 8-K:

     - AMB Property, L.P. filed a Current Report on Form 8-K on October 3, 2001, in connection with the issuance and sale by AMB Property, L.P. of 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and the filing by AMB Property Corporation Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock.

     - AMB Property, L.P. filed a Current Report on Form 8-K on December 7, 2001, in connection with the repurchase and redemption of all its outstanding 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units.

     - AMB Property, L.P. filed a Current Report on Form 8-K on January 23, 2002, in connection with its issuance of $20.0 million of senior unsecured notes by AMB Property, L.P. under its medium-term note program.

     (c) Exhibits:

     See Item 14(a)(3) above.

     (d) Financial Statement Schedules:

     See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AMB Property L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.

                                          AMB PROPERTY L.P.
                                          By AMB Property Corporation
                                          Its General Partner

                                          By:    /s/ HAMID R. MOGHADAM
                                          --------------------------------------
                                                    Hamid R. Moghadam
                                                Chairman of the Board and
                                                 Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AMB Property Corporation and in the capacities and on the dates indicated.

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----

               /s/ HAMID R. MOGHADAM                    Chairman of the Board and       March 27, 2002
---------------------------------------------------      Chief Executive Officer
                 Hamid R. Moghadam                    (Principal Executive Officer)

                /s/ W. BLAKE BAIRD                        President and Director        March 27, 2002
---------------------------------------------------
                  W. Blake Baird

                /s/ T. ROBERT BURKE                              Director               March 27, 2002
---------------------------------------------------
                  T. Robert Burke

              /s/ DANIEL H. CASE III                             Director               March 27, 2002
---------------------------------------------------
                Daniel H. Case III

                 /s/ DAVID A. COLE                               Director               March 27, 2002
---------------------------------------------------
                   David A. Cole

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----
                /s/ LYNN M. SEDWAY                               Director               March 27, 2002
---------------------------------------------------
                  Lynn M. Sedway

           /s/ JEFFREY L. SKELTON, PH.D.                         Director               March 27, 2002
---------------------------------------------------
             Jeffrey L. Skelton, Ph.D.

               /s/ THOMAS W. TUSHER                              Director               March 27, 2002
---------------------------------------------------
                 Thomas W. Tusher

            /s/ CARYL B. WELBORN, ESQ.                           Director               March 27, 2002
---------------------------------------------------
               Caryl B. Welborn, Esq

                /s/ MICHAEL A. COKE                    Chief Financial Officer and      March 27, 2002
---------------------------------------------------   Executive Vice President (Duly
                  Michael A. Coke                    Authorized Officer and Principal
                                                         Financial and Accounting
                                                                 Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AMB Property Corporation:

     We have audited the accompanying consolidated balance sheets of AMB Property, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMB Property, L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 22, 2002

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                               EXCEPT UNIT AMOUNTS)
ASSETS
Investments in real estate:
  Land......................................................  $1,064,422   $  833,325
  Buildings and improvements................................   3,285,110    2,915,537
  Construction in progress..................................     181,179      277,735
                                                              ----------   ----------
     Total investments in properties........................   4,530,711    4,026,597
  Accumulated depreciation and amortization.................    (265,653)    (177,467)
                                                              ----------   ----------
     Net investments in properties..........................   4,265,058    3,849,130
Investment in unconsolidated joint ventures.................      71,097       80,432
Properties held for divestiture, net........................     157,174      197,146
                                                              ----------   ----------
     Net investments in real estate.........................   4,493,329    4,126,708
Cash and cash equivalents...................................      73,071       20,358
Restricted cash.............................................       8,661       22,364
Mortgages receivable........................................      87,214      115,969
Accounts receivable, net of allowance for doubtful accounts
  of $9,354 and $7,677, respectively........................      70,794       69,874
Investments in affiliated companies.........................          --       35,731
Investments in other companies, net.........................          --       15,965
Other assets................................................      27,824       18,657
                                                              ----------   ----------
     Total assets...........................................  $4,760,893   $4,425,626
                                                              ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................  $1,220,164   $  940,276
  Unsecured senior debt securities..........................     780,000      680,000
  Alliance Fund II credit facility..........................     123,500           --
  Unsecured credit facility.................................      12,000      216,000
                                                              ----------   ----------
     Total debt.............................................   2,135,664    1,836,276
Accounts payable............................................      73,310       56,577
Other liabilities...........................................      65,291       90,465
                                                              ----------   ----------
     Total liabilities......................................   2,274,265    1,983,318
Commitments and contingencies (Note 15)
Minority interests..........................................     534,276      496,405
Partners' capital:
  General Partner, 83,592,418 and 83,909,340 units,
     respectively, and 4,000,000 Series A preferred units
     with a $100,000 liquidation preference.................   1,752,342    1,767,930
  Limited Partners, 4,969,027 and 5,827,917 units,
     respectively, 1,300,000 Series B preferred units with a
     $65,000 liquidation preference, and 800,000 Series J
     preferred units with a $40,000 liquidation
     preference.............................................     200,010      177,973
                                                              ----------   ----------
     Total partners' capital................................   1,952,352    1,945,903
                                                              ----------   ----------
     Total liabilities and partners' capital................  $4,760,893   $4,425,626
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT UNIT AND
                                                                         PER UNIT AMOUNTS)
REVENUES
  Rental revenues...........................................  $   568,066   $   464,164   $   439,658
  Equity in earnings of unconsolidated joint ventures.......        5,467         5,212         4,701
  Investment management income..............................       10,972         4,282         1,511
  Interest and other income.................................       16,340         6,549         2,313
                                                              -----------   -----------   -----------
         Total revenues.....................................      600,845       480,207       448,183
EXPENSES
  Property operating expenses...............................       69,016        50,566        51,739
  Real estate taxes.........................................       69,180        57,164        56,184
  Interest, including amortization..........................      128,985        90,270        88,681
  Depreciation and amortization.............................      111,414        90,358        67,035
  General and administrative................................       35,820        23,750        25,223
  Loss on investments in other companies....................       20,758         2,500            --
                                                              -----------   -----------   -----------
         Total expenses.....................................      435,173       314,608       288,862
                                                              -----------   -----------   -----------
         Income before minority interests and net gains from
           disposition of real estate.......................      165,672       165,599       159,321
  Minority interests:
    Preferred units.........................................      (22,201)      (19,005)      (13,893)
    Joint venture partners' minority interests..............      (27,156)      (12,306)       (5,721)
                                                              -----------   -----------   -----------
      Minority interests' share of income...................      (49,357)      (31,311)      (19,614)
  Gains from dispositions of real estate, net of minority
    interests:
    Gains on developments held for sale.....................       13,169            --            --
    Net gains from disposition of real estate, net of
      impairment charges of $18.6 million, $5.9 million, and
      $0.5 million, respectively............................       23,259         1,144        53,283
                                                              -----------   -----------   -----------
         Total net gains from dispositions of real estate...       36,428         1,144        53,283
                                                              -----------   -----------   -----------
         Net income before extraordinary items..............      152,743       135,432       192,990
  Extraordinary items (early debt extinguishments)..........         (606)           --        (2,490)
                                                              -----------   -----------   -----------
         Net income.........................................      152,137       135,432       190,500
  Series A preferred unit distributions.....................       (8,500)       (8,500)       (8,500)
  Series B preferred unit distributions.....................       (5,608)       (5,608)       (5,608)
  Series J preferred unit distributions.....................         (873)           --            --
  Preferred unit redemption premium.........................       (4,400)           --            --
                                                              -----------   -----------   -----------
         Net income available to common unitholders.........  $   132,756   $   121,324   $   176,392
                                                              ===========   ===========   ===========
Income available to common unitholders attributable to:
  General partner...........................................      125,053       113,282       167,603
  Limited partners..........................................        7,703         8,042         8,789
                                                              -----------   -----------   -----------
         Net income available to common unitholders.........  $   132,756   $   121,324   $   176,392
                                                              ===========   ===========   ===========
BASIC INCOME PER COMMON UNIT
  Before extraordinary items................................  $      1.49   $      1.35   $      1.97
  Extraordinary items.......................................           --            --         (0.03)
                                                              -----------   -----------   -----------
         Net income available to common unitholders.........  $      1.49   $      1.35   $      1.94
                                                              ===========   ===========   ===========
DILUTED INCOME PER COMMON UNIT
  Before extraordinary items................................  $      1.47   $      1.35   $      1.97
  Extraordinary items.......................................           --            --         (0.03)
                                                              -----------   -----------   -----------
         Net income available to common unitholders.........  $      1.47   $      1.35   $      1.94
                                                              ===========   ===========   ===========
WEIGHED AVERAGE COMMON UNITS OUTSTANDING
  Basic.....................................................   89,286,379    89,566,375    90,792,310
                                                              ===========   ===========   ===========
  Diluted...................................................   90,325,801    90,024,511    90,867,934
                                                              ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                            GENERAL PARTNER
                                             ---------------------------------------------
                                               PREFERRED UNITS          COMMON UNITS
                                             -------------------   -----------------------
                                               UNITS     AMOUNT      UNITS        AMOUNT
                                             ---------   -------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)
BALANCE AT DECEMBER 31, 1998...............  4,000,000   $96,100   85,688,109   $1,669,260
Comprehensive income:
Net Income.................................         --     8,500           --      167,603
Unrealized gain on securities..............         --        --           --       28,993
  Total comprehensive income...............
Contributions..............................         --        --           --           --
Issuance of common limited partnership
  units in connection with issuance of
  restricted stock.........................         --        --       98,368        2,215
Issuance of common limited partnership
  units in connection with the exercise of
  stock options............................         --        --       25,000          526
Conversion of operating partnership units
  to common stock..........................         --        --      535,753       11,053
Retirement of operating partnership
  units....................................         --        --   (1,443,600)     (27,300)
Deferred compensation......................         --        --           --       (3,080)
Deferred compensation amortization.........         --        --           --          952
Reallocation of interests..................         --        --           --        3,451
Distributions..............................         --    (8,500)          --     (120,514)
                                             ---------   -------   ----------   ----------
BALANCE AT DECEMBER 31, 1999...............  4,000,000    96,100   84,903,630    1,733,159
Comprehensive income:
Net Income.................................         --     8,500           --      113,282
Unrealized loss on securities..............         --        --           --      (32,725)
  Total comprehensive income...............
Contributions..............................         --        --           --           --
Issuance of common limited partnership
  units in connection with issuance of
  restricted stock.........................         --        --      161,996        3,270
Issuance of common limited partnership
  units in connection with the exercise of
  stock options............................         --        --      103,217        2,180
Conversion of operating partnership units
  to common stock..........................         --        --      206,423        4,913
Conversion of operating partnership units
  to cash..................................         --        --           --           --
Reallocation of operating partnership
  units....................................         --        --   (1,465,926)     (29,318)
Deferred compensation......................         --        --           --       (3,270)
Deferred compensation amortization.........         --        --           --        1,022
Reallocation of interests and other........         --        --           --        3,622
Distributions..............................         --    (8,500)          --     (124,305)
                                             ---------   -------   ----------   ----------
BALANCE AT DECEMBER 31, 2000...............  4,000,000    96,100   83,909,340    1,671,830
Contributions..............................         --        --           --           --
Comprehensive income:
Net Income.................................         --     8,500           --      129,453
Preferred unit redemption premium..........         --        --           --       (4,400)
Reversal of unrealized loss on
  securities...............................         --        --           --        3,732
  Total comprehensive income...............
Issuance of common limited partnership
  units in connection with issuance of
  restricted stock.........................         --        --      237,920        5,853
Issuance of common limited partnership
  units in connection with the exercise of
  stock options............................         --        --      201,960        4,274
Conversion of operating partnership units
  to common stock..........................         --        --      635,798       15,255
Conversion of operating partnership units
  to cash..................................         --        --           --           --
Retirement of operating partnership
  units....................................         --        --   (1,392,600)     (32,892)
Deferred compensation......................         --        --           --       (5,853)
Deferred compensation amortization.........         --        --           --        2,725
Reallocation of interests..................         --        --           --         (256)
Distributions..............................         --    (8,500)          --     (133,479)
                                             ---------   -------   ----------   ----------
BALANCE AT DECEMBER 31, 2001...............  4,000,000   $96,100   83,592,418   $1,656,242
                                             =========   =======   ==========   ==========

                                                          LIMITED PARTNERS
                                             -------------------------------------------
                                               PREFERRED UNITS          COMMON UNITS
                                             --------------------   --------------------
                                               UNITS      AMOUNT      UNITS      AMOUNT      TOTAL
                                             ---------   --------   ---------   --------   ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)
BALANCE AT DECEMBER 31, 1998...............  1,300,000   $ 62,190   4,447,839   $ 86,707   $1,914,257
Comprehensive income:
Net Income.................................         --      5,608          --      8,789
Unrealized gain on securities..............         --         --          --      5,048
  Total comprehensive income...............                                                   224,541
Contributions..............................         --         --     595,603     14,094       14,094
Issuance of common limited partnership
  units in connection with issuance of
  restricted stock.........................         --         --          --         --        2,215
Issuance of common limited partnership
  units in connection with the exercise of
  stock options............................         --         --          --         --          526
Conversion of operating partnership units
  to common stock..........................         --         --    (535,753)   (12,761)      (1,708)
Retirement of operating partnership
  units....................................         --         --          --         --      (27,300)
Deferred compensation......................         --         --          --         --       (3,080)
Deferred compensation amortization.........         --         --          --         --          952
Reallocation of interests..................         --         --          --     (3,451)          --
Distributions..............................         --     (5,608)         --     (6,326)    (140,948)
                                             ---------   --------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 1999...............  1,300,000     62,190   4,507,689     92,100    1,983,549
Comprehensive income:
Net Income.................................         --      5,608          --      8,042
Unrealized loss on securities..............         --         --          --     (2,275)
  Total comprehensive income...............                                                   100,432
Contributions..............................         --         --      94,771      2,228        2,228
Issuance of common limited partnership
  units in connection with issuance of
  restricted stock.........................         --         --          --         --        3,270
Issuance of common limited partnership
  units in connection with the exercise of
  stock options............................         --         --          --         --        2,180
Conversion of operating partnership units
  to common stock..........................         --         --    (206,423)    (4,153)         760
Conversion of operating partnership units
  to cash..................................         --         --     (34,046)      (681)        (681)
Reallocation of operating partnership
  units....................................         --         --   1,465,926     29,318           --
Deferred compensation......................         --         --          --         --       (3,270)
Deferred compensation amortization.........         --         --          --         --        1,022
Reallocation of interests and other........         --         --          --       (237)       3,385
Distributions..............................         --     (5,479)         --     (8,688)    (146,972)
                                             ---------   --------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 2000...............  1,300,000     62,319   5,827,917    115,654    1,945,903
Contributions..............................    800,000     38,906          --         --       38,906
Comprehensive income:
Net Income.................................         --      6,481          --      7,703
Preferred unit redemption premium..........         --         --          --         --
Reversal of unrealized loss on
  securities...............................         --         --          --        230
  Total comprehensive income...............                                                   151,699
Issuance of common limited partnership
  units in connection with issuance of
  restricted stock.........................         --         --          --         --        5,853
Issuance of common limited partnership
  units in connection with the exercise of
  stock options............................         --         --          --         --        4,274
Conversion of operating partnership units
  to common stock..........................         --         --    (635,798)   (12,650)       2,605
Conversion of operating partnership units
  to cash..................................         --         --    (223,092)    (4,343)      (4,343)
Retirement of operating partnership
  units....................................         --         --          --         --      (32,892)
Deferred compensation......................         --         --          --         --       (5,853)
Deferred compensation amortization.........         --         --          --         --        2,725
Reallocation of interests..................         --         --          --        256           --
Distributions..............................         --     (6,481)         --     (8,065)    (156,525)
                                             ---------   --------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 2001...............  2,100,000   $101,225   4,969,027   $ 98,785   $1,952,352
                                             =========   ========   =========   ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................  $ 152,137   $ 135,432   $ 190,500
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    111,414      90,358      67,035
  Loss on investments in other companies....................     20,758       2,500          --
  Straight-line rents.......................................    (10,093)    (10,203)    (10,847)
  Amortization of debt premiums and financing costs.........     (2,947)     (6,055)     (3,009)
  Deferred compensation amortization........................     (2,725)     (1,022)       (952)
  Minority interests........................................     49,357      31,311      19,614
  Gains from dispositions of real estate....................    (36,428)     (1,144)    (53,283)
  Non-cash portion of extraordinary items...................       (615)         --      (6,058)
  Equity in loss of AMB Investment Management...............         43       3,159         875
  Equity in earnings of unconsolidated joint ventures.......     (5,467)     (5,212)     (4,701)
  Changes in assets and liabilities:
    Other assets............................................     19,753     (35,620)      6,151
    Other liabilities.......................................     (6,625)     57,671     (14,934)
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............    288,562     261,175     190,391
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents..............     13,703      (4,002)    (98,480)
Cash paid for property acquisitions.........................   (402,208)   (604,872)   (399,891)
Additions to buildings, development costs, and other first
  generation improvements...................................   (174,651)   (153,534)   (152,643)
Additions to second generation building improvements and
  lease costs...............................................    (47,842)    (40,573)    (27,289)
Additions to interests in unconsolidated joint ventures.....         --     (13,158)     (7,789)
Distributions received from unconsolidated joint ventures...      5,341       4,295       3,787
Net proceeds from divestiture of real estate................    242,505      85,345     746,037
                                                              ---------   ---------   ---------
      Net cash provided by (used in) investing activities...   (363,152)   (726,499)     63,732
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units....................................      4,274       2,180         732
Retirement of common units..................................    (32,892)         --     (27,300)
Borrowings on secured debt..................................    362,052     156,797      36,174
Payments on secured debt....................................    (88,866)    (71,822)   (117,463)
Borrowings on unsecured credit facility.....................    210,000     510,000     327,000
Payments on unsecured credit facility.......................   (414,000)   (377,000)   (478,000)
Borrowings on Alliance Fund I credit facility...............         --          --      80,000
Payments on Alliance Fund I credit facility.................         --     (80,000)         --
Borrowings on Alliance Fund II credit facility..............    125,000          --          --
Payments on Alliance Fund II credit facility................     (1,500)         --          --
Payment of financing fees...................................     (7,296)     (6,364)       (242)
Net proceeds from issuances of senior debt securities.......     99,406     278,183          --
Net proceeds from issuances of preferred units..............     63,727      61,413      88,476
Contributions from co-investment partners...................    134,770     153,872      14,611
Redemption of Series C preferred units......................   (114,400)         --          --
Distributions paid to general partner and preferred
  unitholders...............................................   (147,665)   (136,288)   (138,251)
Distributions to limited partners and minority interests,
  including preferred units.................................    (65,307)    (38,601)    (26,458)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) financing activities...    127,303     452,370    (240,721)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     52,713     (12,954)     13,402
Cash and cash equivalents at beginning of period............     20,358      33,312      19,910
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $  73,071   $  20,358   $  33,312
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $ 147,637   $  90,138   $  89,627
Non-cash transactions:
      Acquisition of properties.............................  $ 428,254   $ 729,972   $ 471,905
      Assumption of debt....................................     (9,724)   (125,100)    (57,480)
      Acquisition capital...................................    (16,322)         --          --
      Minority interest's contribution, including units
        issued..............................................         --          --     (14,534)
                                                              ---------   ---------   ---------
        Net cash paid.......................................  $ 402,208   $ 604,872   $ 399,891
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.  ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings primarily in eight hub markets and gateway cities. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership, and its other controlled subsidiaries and the "Operating Partnership" means AMB Property, L.P. and its other controlled subsidiaries.

     As of December 31, 2001, the Company owned an approximate 94.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.6% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Operating Partnership's overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     The Operating Partnership enters into co-investment joint ventures with institutional investors. See note 10. These co-investment joint ventures provide the Operating Partnership with an additional source of capital to fund certain acquisitions and development and renovation projects. As of December 31, 2001, the Operating Partnership had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

     AMB Capital Partners, LLC, a Delaware limited liability company ("AMB Capital Partners"), the predecessor-in-interest to AMB Investment Management, Inc. ("AMB Investment Management"), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs, such as the Operating Partnership's CustomerAssist Program and development projects available for sale to third parties. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities' capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method. The impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material.

     As of December 31, 2001, the Operating Partnership owned 905 industrial buildings and seven retail centers, located in 26 markets throughout the United States (unaudited). The Operating Partnership's strategy is to become a leading provider of High Throughput Distribution, or HTD, properties in supply-constrained, in fill submarkets located near key international passenger and cargo airports, highway systems, and sea ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. As of

                               AMB PROPERTY, L.P.

December 31, 2001, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 81.6 million rentable square feet and were 94.5% leased to over 2,900 customers (unaudited). As of December 31, 2001, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.3 million rentable square feet and were 89.3% leased to more than 160 customers (unaudited).

     As of December 31, 2001, through AMB Capital Partners, the Operating Partnership also managed industrial buildings and retail centers, totaling approximately 2.7 million rentable square feet on behalf of various clients (unaudited). In addition, the Operating
Partnership has invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures (unaudited).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Generally Accepted Accounting Principles. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Operating Partnership, its wholly-owned qualified REIT subsidiaries, and joint ventures (the "Joint Ventures"), in which the Operating Partnership has a controlling interest. Third-party equity interests in the Operating Partnership and the Joint Ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has three non-controlling limited partnership interests in three separate unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

     Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership's long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included with gains from disposition of real estate, net on the consolidated statements of operations. The Operating Partnership evaluated its properties held for divestiture and operating properties for impairment and reduced their carrying value by $18.6 million and $5.9 million in 2001 and 2000, respectively. The management of the Operating Partnership believes that there are no additional impairments of the carrying values of its investments in real estate at December 31, 2001.

                               AMB PROPERTY, L.P.

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives and components of depreciation and amortization expense for the years ended December 31, are as follows (dollars in thousands):

DEPRECIATION AND AMORTIZATION EXPENSES       ESTIMATED LIVES          2001      2000      1999
--------------------------------------  -------------------------   --------   -------   -------
Building costs....................                 40               $ 73,462   $62,097   $54,198
Buildings and improvements:
  Roof/HVAC/parking lots..........                 10                  3,836     2,404     1,106
  Plumbing/signage................                  7                    805       484       144
  Painting and other..............                  5                  7,664     6,345     2,546
Tenant improvements...............      Term of the related lease     12,305     9,165     4,091
Lease commissions.................      Term of the related lease     11,311     8,641     3,902
                                                                    --------   -------   -------
     Total real estate depreciation..                                109,383    89,136    65,987
Other depreciation and amortization...           Various               2,031     1,222     1,048
                                                                    --------   -------   -------
     Total depreciation and
       amortization...............                                  $111,414   $90,358   $67,035
                                                                    ========   =======   =======

     The cost of buildings and improvements includes the purchase price of the property or interest in property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2001, 2000, and 1999, was $13.7 million, $15.5 million, and $10.9 million, respectively.

     Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance expenditures include planned major maintenance activities such as painting, paving, HVAC, and roofing repair costs. The Operating Partnership expenses costs as incurred and does not accrue in advance of planned major maintenance activities. Significant renovations or betterments that extend the economic useful life of assets are capitalized.

     Reverse Exchanges. Reverse exchanges represent loan agreements with third parties, whereby the Operating Partnership loans substantially all funds to the third party to acquire a real estate investment that we intend to acquire in a
Section 1031 exchange. The loan is secured by the real estate investment and title is held by the third party. Upon acquisition of the property by the third party, the Operating Partnership records the asset as an investment in real estate and records the rental income and expenses associated with the property as the Operating Partnership retains the risk of loss and the benefits of the asset. At December 31, 2001, the Operating Partnership had one property in a reverse exchange valued at $10.9 million.

     Concentration of Credit Risk. Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership's ability to lease space and on the amount of rent received. As of December 31, 2001, the Operating Partnership did not have any single tenant that accounted for greater than 1.3% of rental revenues.

     Cash and Cash Equivalents. Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

     Restricted Cash. Restricted cash includes cash held in escrow in connection with property purchases, exchange funds, and capital improvements.

                               AMB PROPERTY, L.P.

     Accounts Receivable. Accounts receivable includes all current accounts receivable, other accruals, and deferred rent receivable of $37.9 million and $28.0 million at December 31, 2001 and 2000, respectively.

     Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2001 and 2000, deferred financing costs were $17.5 million and $10.7 million, respectively, net of accumulated amortization of $8.5 million and $4.7 million, respectively. Such amounts are included in other assets on the accompanying consolidated balance sheets.

     Investments in Other Companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. For its investments in private companies, the Operating Partnership periodically reviewed its investments and management determined if the value of such investments had been permanently impaired. During 2001, the Operating Partnership recognized losses on its investments in other companies totaling $20.8 million, including its investment in Webvan Group, Inc. The Operating Partnership had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income. As of December 31, 2001, the Operating Partnership had realized a loss on 100% of its investments in other companies.

     Debt Premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Operating Partnership's initial public offering and subsequent acquisitions. The debt premiums are being amortized into interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2001 and 2000, the net unamortized debt premium was $6.8 million and $9.9 million, respectively, and are included as a component of secured debt on the accompanying consolidated balance sheets.

     Rental Revenues. The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year. In addition, the Operating Partnership nets its bad debt expense against rental income for financial reporting purposes.

     Investment Management Income. Investment management income consists primarily of asset management fees and acquisition and disposition fees earned by AMB Capital Partners from joint ventures and clients. Investment management income also includes priority distributions from the Operating Partnership's co-investment joint ventures of $2.3 million in 2001.

     Interest and Other Income. Interest and other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.

     Comprehensive Income. Comprehensive income consists of net income and unrealized gains and losses on certain investments in equity securities and is presented in the consolidated statements of partners' capital.

     Derivatives. The Operating Partnership adopted FASB Statement No. 133 on derivatives on January 1, 2001. The adoption did not impact its financial position or results of operations as the Operating Partnership does not utilize derivative instruments in its operations. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

                               AMB PROPERTY, L.P.

     Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

3.  TRANSACTIONS WITH AFFILIATES

     Prior to January 1, 2002, the Operating Partnership and AMB Capital Partners had an agreement that allowed for the sharing of certain costs and employees. Additionally, the Operating Partnership provided AMB Capital Partners with certain acquisition-related services. For the years ended December 31, 2001, 2000, and 1999, the Operating Partnership allocated $3.2 million, $2.8 million, and $2.7 million, respectively, for shared costs to AMB Capital Partners.

     The Operating Partnership and AMB Capital Partners share common office space under lease obligations. Such lease obligations are charged to the Operating Partnership and AMB Capital Partners at cost. For the years ended December 31, 2001, 2000, and 1999, the Operating Partnership paid $0.9 million, $1.4 million, and $1.3 million, respectively, for occupancy costs related to the lease obligations of the affiliate.

     As of May 31, 2001, the Operating Partnership held all of the outstanding capital stock of AMB Investment Management, Inc., the predecessor-in-interest to AMB Capital Partners, LLC. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management from current and former executive officers of the Operating Partnership and a former executive officer of AMB Investment Management, thereby owning 100% of the entities' capital stock, for $0.3 million. The Operating Partnership began consolidating its investment in AMB Investment Management on May 31, 2001. Prior to May 31, 2001, the Operating Partnership owned 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein) and reflected its investment using the equity method.

4. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY (SQUARE FOOTAGE INFORMATION IS UNAUDITED)

     During 2001, the Operating Partnership invested $428.3 million in operating properties, consisting of 65 industrial buildings aggregating approximately 6.8 million square feet, which included the investment of $219.5 million in 36 industrial buildings aggregating approximately 3.8 million square feet through three of the Operating Partnership's co-investment joint ventures.

     During 2001, the Operating Partnership also contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. The properties contributed to the co-investment joint ventures were reflected at the Operating Partnership's historical cost because the Operating Partnership controls these joint ventures and, therefore, they were under common control. The Operating Partnership recognized a gain of $17.8 million related to these contributions representing the portion of the contributed properties acquired by the third party co-investors.

     During 2001, the Operating Partnership completed industrial and retail developments valued at $148.0 million and $73.9 million, respectively, aggregating approximately 2.3 million and $0.4 million square feet, respectively. The Operating Partnership also initiated new industrial development projects valued at $9.7 million aggregating approximately 0.2 million square feet.

     As of December 31, 2001, the Operating Partnership had in its development pipeline: (1) 12 industrial projects, which will total approximately 3.1 million square feet and have an aggregate estimated investment by the Operating Partnership and, in certain instances, the Operating Partnership's co-investors of $154.4 million upon completion; and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $50.0 million upon completion. As of December 31, 2001, the Operating Partnership and its Development Alliance Partners have funded an

                               AMB PROPERTY, L.P.

aggregate of $127.3 million and will need to fund an estimated additional $77.1 million in order to complete current and planned projects.

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

5.  PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     Property Divestitures. During 2001, the Operating Partnership divested itself of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet (unaudited), for an aggregate price of $193.4 million, with a resulting net gain of $24.1 million, which is net of minority interests' share. The resulting net gain is before impairment charges of $18.6 million and the gain on the Operating Partnership's contributed properties of $17.8 million.

     During 2000, the Operating Partnership divested itself of 25 industrial buildings and one retail center, aggregating approximately 2.5 million square feet (unaudited), for an aggregate price of $175.7 million, with a resulting net gain of $7.0 million. The resulting net gain is before impairment charges of $5.9 million. The retail center was located in Los Angeles, California, aggregated approximately 0.4 million square feet, and sold for $89.0 million. The Operating Partnership carries a 9.5% mortgage note in the principal amount of $74.0 million on the retail center sale. The mortgage note matures in September 2002.

     Properties Held for Divestiture. The Operating Partnership has decided to divest itself of seven retail centers and three industrial properties, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

     The following summarizes the condensed results of operations of the properties held for divestiture for the years ended December 31, (dollars in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Rental revenues.........................................  $20,203   $16,990   $15,993
Property operating expenses and real estate taxes.......   (8,067)   (6,289)   (5,691)
                                                          -------   -------   -------
  Net operating income..................................   12,136    10,701    10,302
Depreciation expense....................................   (1,864)   (2,206)   (2,161)
Interest expense........................................   (3,546)   (4,216)   (3,870)
                                                          -------   -------   -------
  Net income............................................  $ 6,726   $ 4,279   $ 4,271
                                                          =======   =======   =======

6.  MORTGAGES RECEIVABLE

     In September 2000, the Operating Partnership sold a retail center located in Los Angeles, California. As of December 31, 2001, the Operating Partnership carried a 9.5% mortgage note in the principal amount of $74.0 million on the retail center. The maturity date of the mortgage note was extended to September 30, 2002. During 2001, the Operating Partnership renegotiated this mortgage and received a $5.0 million pay-down on the principal balance and increased the interest rate to 9.5% from 8.75%. The Operating Partnership

                               AMB PROPERTY, L.P.

has a first lien against the retail center as collateral for the mortgage note and believes that the underlying value of the retail center is equal to or greater than the fair value of the mortgage note.

     Through a wholly-owned subsidiary, the Operating Partnership also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2001, the outstanding balance on the note was $13.2 million.

7.  DEBT

     Debt consisted of the following, as of December 31, (dollars in thousands):

                                                                 2001         2000
                                                              ----------   ----------
OP secured debt, varying interest rates from 4.0% to 10.4%
  due July 2002 to April 2014 (weighted average interest
  rate of 8.1% as of December 31, 2001).....................  $  453,954   $  568,650
Joint venture secured debt, varying interest rates from 5.9%
  to 10.6% due February 2002 to June 2023 (weighted average
  interest rate of 7.1% as of December 31, 2001)............     759,374      361,768
Unsecured senior debt securities, weighted average interest
  rate of 7.3%, due June 2005 to June 2018..................     780,000      680,000
Unsecured credit facility, variable interest at LIBOR plus
  0.75% (interest rate of 2.8% as of December 31, 2001), due
  May 2003..................................................      12,000      216,000
Alliance Fund II credit facility, variable interest at LIBOR plus 0.875% (weighted average interest rate of 2.8% as of
  December 31, 2001)........................................     123,500           --
                                                              ----------   ----------
       Subtotal.............................................   2,128,828    1,826,418
  Unamortized premiums......................................       6,836        9,858
                                                              ----------   ----------
       Total consolidated debt..............................  $2,135,664   $1,836,276
                                                              ==========   ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of December 31, 2001 and 2000, the total gross investment book value of those properties securing the debt was $2.3 billion and $2.0 billion, respectively, including $1.2 billion and $0.7 billion, respectively, in joint ventures. All of the secured debt bears interest at fixed rates, except for three loans with an aggregate principal amount of $52.4 million as of December 31, 2001, and two loans with an aggregate principal amount of $29.8 million as of December 31, 2000, which bear interest at variable rates (weighted average interest rate of 3.8% as of December 31, 2001). The secured debt has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants as of December 31, 2001 and 2000. As of December 31, 2001, the Operating Partnership had 22 non-recourse secured loans, which are cross collateralized by 48 properties. As of December 31, 2001, the Operating Partnership had $551.9 million (not including unamortized debt premiums) outstanding on these loans. As of December 31, 2001 and 2000, the estimated fair value of the OP and joint venture secured debt was $1.2 billion and $1.0 billion, respectively.

     Interest on the senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at December 31, 2001 and 2000. As of December 31, 2001 and 2000, the estimated fair value of the unsecured senior debt was $802.4 million and $689.4 million, respectively.

     In August 2000, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company.

                               AMB PROPERTY, L.P.

As of December 31, 2001, the Operating Partnership had issued $380.0 million of medium-term notes under this program, leaving $20.0 million available for issuance. However, on January 14, 2002, the Operating Partnership issued and sold the remaining $20.0 million of the notes under this program to Lehman Brothers, Inc., as principal. The Company has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The Operating Partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In September 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to Lehman Brothers Inc., as principal. The Company guaranteed the notes, which mature on September 6, 2011, and bear interest at 6.75%. The Operating Partnership used the net proceeds of $24.8 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In March 2001, the Operating Partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. The Company guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00%. The Operating Partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. The notes have various financial and non-financial covenants. In January 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. The Company guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90%. The Operating Partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. Management believes that the Operating Partnership was in material compliance with these covenants at December 31, 2001.

     In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company guarantees the Operating Partnership's obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee based on the Company's credit rating. The credit facility has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at December 31, 2001. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. As of December 31, 2001, the remaining amount available under the credit facility was $488.0 million (excluding the additional $200.0 million of potential additional capacity).

     In July 2001, AMB Institutional Alliance Fund II, L.P. ("Alliance Fund II") obtained a $150.0 million credit facility from Bank of America, N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points. The credit facility is secured by the unfunded capital commitments of the third party investors in AMB Institutional Alliance REIT II, Inc. ("Alliance REIT II") and the Alliance Fund
II. As of December 31, 2001, the outstanding balance was $123.5 million and the remaining amount available was $26.5 million. The credit facility has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at December 31, 2001.

     During 2001, the Operating Partnership retired $55.2 million of secured debt prior to maturity. The Operating Partnership recognized a net extraordinary loss of $0.6 million related to the early debt retirement.

                               AMB PROPERTY, L.P.

     As of December 31, 2001, the scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

                                             JOINT     UNSECURED
                                            VENTURE      SENIOR
                                 SECURED    SECURED       DEBT        CREDIT
                                   DEBT       DEBT     SECURITIES   FACILITIES     TOTAL
                                 --------   --------   ----------   ----------   ----------
2002...........................  $ 28,193   $ 68,505    $     --     $     --    $   96,698
2003...........................    76,295     13,577          --      135,500       225,372
2004...........................    65,284     47,607          --           --       112,891
2005...........................    62,826     37,796     250,000           --       350,622
2006...........................    94,965     74,115      25,000           --       194,080
2007...........................    30,198     25,682      55,000           --       110,880
2008...........................    33,619    147,552     175,000           --       356,171
2009...........................     5,176     32,351          --           --        37,527
2010...........................    52,780     71,966      75,000           --       199,746
2011...........................     1,311    167,878      75,000           --       244,189
Thereafter.....................     3,307     72,345     125,000           --       200,652
                                 --------   --------    --------     --------    ----------
                                 $453,954   $759,374    $780,000     $135,500    $2,128,828
                                 ========   ========    ========     ========    ==========

8.  LEASING ACTIVITY

     Future minimum rental income due under noncancelable leases with customers in effect as of December 31, 2001, is as follows (dollars in thousands)

2002........................................................  $  493,020
2003........................................................     436,519
2004........................................................     345,816
2005........................................................     251,224
2006........................................................     179,831
Thereafter..................................................     509,636
                                                              ----------
  Total.....................................................  $2,216,046
                                                              ==========

     The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

     In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $116.7 million, $77.9 million, and $81.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. These amounts are included as rental income and operating expenses in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. For the years ended December 31, 2001, 2000, and 1999, the Operating Partnership recognized percentage rent revenues related to its retail properties of $0.5 million, $0.8 million, and $2.0 million, respectively. Some leases contain options to renew.

                               AMB PROPERTY, L.P.

9.  INCOME TAXES

     As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

     The following reconciles net income available to common unitholders to taxable income available to common unitholders for the years ended December 31, (dollars in thousands):

                                                        2001        2000       1999
                                                      ---------   --------   --------
Net income available to common unitholders..........  $ 132,756   $121,324   $176,392
  Add: Book depreciation and amortization...........    111,414     90,358     67,035
  Less: Tax depreciation and amortization...........   (117,400)   (87,338)   (69,264)
     Book/tax difference on gain on divestiture of
       real estate..................................     (7,563)    24,688    (15,001)
     Other book/tax differences, net(1).............     11,458    (11,055)   (12,012)
                                                      ---------   --------   --------
Taxable income available to common unitholders......  $ 130,665   $137,977   $147,150
                                                      =========   ========   ========

---------------

(1) Primarily due to straight-line rent, prepaid rent, and debt premium amortization timing differences.

10. MINORITY INTERESTS

     Minority interests in the Operating Partnership represent interests held by certain third parties in several real estate joint ventures, aggregating approximately 28.7 million square feet (unaudited), which are consolidated for financial reporting purposes (unaudited). Such investments are consolidated because: (1) the Operating Partnership owns a majority interest; or (2) the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

     The Operating Partnership, together with one of its affiliates, owned, as of December 31, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. ("Alliance Fund I"). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. ("Alliance REIT I"), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with debt financings and the Operating Partnership's investment, creates a total capitalization of $378.0 million. The Operating Partnership is the managing general partner of the Alliance Fund I.

     The Operating Partnership formed AMB Partners II, L.P. ("Partners II") with the City and County of San Francisco Employees' Retirement System ("CCSFERS") to acquire, manage, develop, and redevelop distribution facilities nationwide. On February 14, 2001, Partners II received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, creates a total planned capitalization of $250.0 million. The Operating Partnership is the managing general partner of Partners II and owned, as of December 31, 2001, approximately 50% of Partners II.

     The Operating Partnership formed AMB-SGP, L.P. ("AMB-SGP") with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation ("GIC"), to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and the Operating Partnership's investment in properties, creates a

                               AMB PROPERTY, L.P.

total planned capitalization of $335.0 million. The Operating Partnership is the managing general partner of AMB-SGP and owned, as of December 31, 2001, approximately 50.3% of AMB-SGP.

     The Operating Partnership formed the Alliance Fund II, in which the Alliance REIT II became a partner on June 28, 2001. The Operating Partnership owns, as of December 31, 2001, approximately 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between the Operating Partnership and the Alliance REIT II. The Alliance REIT II included 14 institutional investors as stockholders as of December 31, 2001. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund II had received equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and the Operating Partnership's investment, creates a total planned capitalization of $488.6 million. The Operating Partnership is the managing general partner of the Alliance Fund II.

     The following table distinguishes the minority interest liability and the minority interests' share of net income (dollars in thousands):

                                              MINORITY INTEREST      MINORITY INTEREST SHARE OF
                                                  LIABILITY        NET INCOME FOR THE YEARS ENDED
                                             AS OF DECEMBER 31,             DECEMBER 31,
                                             -------------------   ------------------------------
                                               2001       2000       2001       2000       1999
                                             --------   --------   --------   --------   --------
Joint venture partners.....................  $359,514   $240,671   $27,156    $12,306    $ 5,721
Held through AMB Property II, L.P.:
  Series C Preferred Units.................        --    105,845     8,540      9,624      9,624
  Series D Preferred Units (liquidation
     preference of $79,767)................    77,687     77,687     6,180      6,180      3,949
  Series E Preferred Units (liquidation
     preference of $11,022)................    10,788     10,789       856        856        320
  Series F Preferred Units (liquidation
     preference of $19,872)................    19,597     19,534     1,580      1,228         --
  Series G Preferred Units (liquidation
     preference of $1,000).................       954        957        80         27         --
  Series H Preferred Units (liquidation
     preference of $42,000)................    40,915     40,922     3,412      1,090         --
  Series I Preferred Units (liquidation
     preference of $25,500)................    24,821         --     1,553         --         --
                                             --------   --------   -------    -------    -------
                                             $534,276   $496,405   $49,357    $31,311    $19,614
                                             ========   ========   =======    =======    =======

11.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Operating Partnership has non-controlling limited partnership interests in three separate unconsolidated joint ventures. The Operating Partnership accounts for the joint ventures using the equity method of accounting. Under the agreements governing the joint ventures, the Operating Partnership and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. The Operating Partnership has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Operating Partnership also has a 50% interest in each of two other operating and development alliance joint ventures. The Operating Partnership's net equity investment in these joint ventures is shown as Investment in unconsolidated joint ventures on the accompanying consolidated balance sheets. For the years

                               AMB PROPERTY, L.P.

ended December 31, 2001, 2000, and 1999, the Operating Partnership's share of net operating income was $10.2 million, $8.3 million, and $8.0 million, respectively.

12.  PARTNERS' CAPITAL

     On December 5, 2001, AMB Property II, L.P. ("AMB Property II"), one of the Operating Partnership's subsidiaries, repurchased all of its 2,200,000 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units from three institutional investors. The Series C Preferred Units were redeemed for an aggregate cost of $115.7 million, including accrued and unpaid dividends totaling $1.3 million and a premium of $4.4 million that is reflected in the accompanying consolidated statements of operations. The Series C Preferred Units had a par value of $110.0 million.

     On September 21, 2001, the Operating Partnership issued and sold 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The Series J Preferred Units are redeemable by the Operating Partnership on or after September 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series J Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series J Preferred Stock. The Operating Partnership used the net proceeds of $38.9 million for general corporate purposes, which may include the partial repayment of indebtedness or the acquisition or development of additional properties.

     On March 21, 2001, AMB Property II issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series I Preferred Stock. AMB Property II used the net proceeds of $24.9 million to repay advances from the Operating Partnership and to make a loan to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

     During 2001, the Operating Partnership redeemed 223,092 and 635,798 common limited partnership units of the Operating Partnership for cash and shares of the Company's common stock, respectively. Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company's charter) elect to have the Company exchange those common units for shares of the Company's common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Operating Partnership presently anticipates that it will generally elect to have the Company issue shares of the Company's common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company's percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise the right set forth in the Company's charter if

                               AMB PROPERTY, L.P.

such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors, assuming common stock was issued in the exchange.

     The Company's board of directors approved a stock repurchase program in 1999 for the repurchase of up to $100.0 million worth of common stock. During 2001, the Company repurchased 1,392,600 shares of its common stock at an average purchase price of $23.62 per share under this program. Through December 31, 2001, the Company has repurchased 2,836,200 shares of its common stock at an average purchase price of $21.22 per share and the Operating Partnership retired the same number of common general partnership units. During 2000, the Company did not repurchase any shares of its common stock. The Company's stock repurchase program expired in December 2001. The Company's board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common stock. The new stock repurchase program expires in December 2003 and no repurchases were made under the new program in 2001.

     The following table sets forth the dividend payments per share or unit for the years ended December 31:

SECURITY                              PAYING ENTITY      2001    2000    1999
--------                          ---------------------  -----   -----   -----
Common limited partnership units  Operating Partnership  $1.58   $1.48   $1.40
Series A Preferred Units          Operating Partnership  $2.13   $2.13   $2.13
Series B Preferred Units          Operating Partnership  $4.31   $4.31   $4.31
Series C Preferred Units          AMB Property II, L.P.  $3.88   $4.38   $4.38
Series D Preferred Units          AMB Property II, L.P.  $3.88   $3.88   $2.48
Series E Preferred Units          AMB Property II, L.P.  $3.88   $3.88   $1.30
Series F Preferred Units          AMB Property II, L.P.  $3.98   $3.09     n/a
Series G Preferred Units          AMB Property II, L.P.  $3.98   $1.35     n/a
Series H Preferred Units          AMB Property II, L.P.  $4.06   $1.30     n/a
Series I Preferred Units          AMB Property II, L.P.  $3.04     n/a     n/a
Series J Preferred Units          Operating Partnership  $1.24     n/a     n/a

13.  STOCK INCENTIVE PLAN, 401(K) PLAN, AND DEFERRED COMPENSATION PLAN

     Stock Incentive Plan. In November 1997, the Company established a Stock Option and Incentive Plan (the "Stock Incentive Plan") for the purpose of attracting and retaining eligible officers, directors, and employees. The Company has reserved for issuance 8,950,000 shares of Common Stock under the Stock Incentive Plan. As of December 31, 2001, the Company had 7,437,219 non-qualified options outstanding granted to certain directors, officers, and employees. Each option is exchangeable for one share of the Company's Common Stock. The options have a weighted average exercise price of $22.16 and the exercise prices range from $18.94 to $26.53. Each option's exercise price is equal to the Company's market price on the date of grant. The options had an original ten-year term and generally vest pro rata in annual installments over a three- or four-year period from the date of grant.

     The Operating Partnership applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized for the Company's Stock Incentive Plan as of December 31, 2001.

     As permitted by SFAS No. 123, "Accounting for Stock-based Compensation," the Operating Partnership has not changed the method of accounting for stock options but has provided the additional required

                               AMB PROPERTY, L.P.

disclosures. Had compensation cost for the Operating Partnership's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Operating Partnership's pro forma net income available to common unitholders would have been reduced by $3.9 million, $2.7 million, and $3.2 million and pro forma basic and diluted earnings per unit would have been reduced to $1.44 and $1.42, and $1.32 and $1.31, and $1.92 and $1.92, respectively, for the years ended December 31, 2001, 2000, and 1999.

     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000, and 1999: respectively; dividend yields of 6.4%, 6.5%, and 7.2%; expected volatility of 14.9%, 13.3%, and 18.5%; risk-free interest rates of 5.2%, 6.1%, and 5.4%; and expected lives of 10 years for each year.

     Following is a summary of the option activity for the years ended December 31 (options in thousands):

                                                                    WEIGHTED
                                                                    AVERAGE      OPTIONS
                                                     SHARES UNDER   EXERCISE   EXERCISABLE
                                                        OPTION       PRICE     AT YEAR END
                                                     ------------   --------   -----------
Outstanding as of December 31, 1998................       4,384      $21.40         622
                                                                                  =====
Granted............................................         451       22.24
Exercised..........................................         (25)         --
Forfeited..........................................        (300)         --
                                                      ---------      ------
Outstanding as of December 31, 1999................       4,510       21.44       1,832
                                                                                  =====
Granted............................................       1,565       20.86
Exercised..........................................        (103)      21.11
Forfeited..........................................        (205)      21.21
                                                      ---------      ------
Outstanding as of December 31, 2000................       5,767       20.83       3,326
                                                      ---------      ------       =====
Granted............................................       1,924       24.61
Exercised..........................................        (202)      21.15
Forfeited..........................................         (52)      22.45
                                                      ---------      ------
Outstanding as of December 31, 2001................       7,437      $22.16       4,623
                                                      =========      ======       =====
Remaining average contractual life.................   7.5 years
                                                      =========
Fair value of options granted during the year......       $1.84
                                                      =========

     In 2001, 2000, and 1999, under the Stock Incentive Plan, the Company issued 238,790, 162,229, and 100,000 restricted shares, respectively, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. As of December 31, 2001, 2,732 shares of restricted stock have been forfeited. The 547,006 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

     401(k) Plan.  In November 1997, the Operating Partnership established a
Section 401(k) Savings/ Retirement Plan (the "401(k) Plan"), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During 2001 and 2000, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2001 and 2000, the Operating Partnership matched the employee contributions to the 401(k) Plan in an amount equal to 50% of

                               AMB PROPERTY, L.P.

the first 5.5% of annual compensation deferred by each employee. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2001 and 2000, the Operating Partnership paid $0.3 million and $0.3 million, respectively, for its 401(k) match.

     Deferred Compensation Plan. Effective September 1, 1999, the Operating Partnership established a non-qualified deferred compensation plan for officers of the Company and certain of its affiliates. As of January 1, 2002, the plan enables participants to defer income up to 100% of annual base pay and up to 100% of annual bonuses on a pre-tax basis. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2001, 2000, or 1999. The participant's elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2001 and 2000, the total amount of compensation deferred was $1.7 million and $1.0 million, respectively.

14.  INCOME PER UNIT

     The Operating Partnership's only dilutive securities outstanding for the years ended December 31, 2001, 2000, and 1999 were stock options and restricted stock granted by the Company under its stock incentive plan. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
WEIGHTED AVERAGE COMMON UNITS
  Basic..........................................  89,286,379   89,566,375   90,792,310
  Stock options and restricted stock.............   1,039,422      458,136       75,624
                                                   ----------   ----------   ----------
     Diluted.....................................  90,325,801   90,024,511   90,867,934
                                                   ==========   ==========   ==========

15.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     Lease Commitments. The Operating Partnership has entered into operating ground leases on certain land parcels with periods up to 40 years and a lease on a building in New York City. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2001, were as follows (dollars in thousands):

2002........................................................  $  6,823
2003........................................................     7,720
2004........................................................     7,921
2005........................................................     8,159
2006........................................................     8,480
Thereafter..................................................   146,335
                                                              --------
  Total lease commitments...................................  $185,438
                                                              ========

     These operating lease payments are being amortized ratably over the terms of the related leases.

  CONTINGENCIES

     Litigation. In the normal course of business, from time to time, the Operating Partnership may be involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material

                               AMB PROPERTY, L.P.

adverse effect on the consolidated financial position, results of operations, or cash flows of the Operating Partnership.

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

     Captive Insurance Company. The Operating Partnership has responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. ("Arcata") in December 2001. Arcata will generally provide insurance coverage for losses below the increased deductible under the third party policies. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, if expenses, including losses, are greater than premiums collected, an additional premium, not in excess of the difference, will be charged. Through this structure, The Operating Partnership believes that it will be able to obtain insurance for its portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

                               AMB PROPERTY, L.P.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 2001 and 2000 is as follows:

                                              QUARTER (UNAUDITED)(1)
                              ------------------------------------------------------
                               MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31      YEAR
                              -----------   -----------   ------------   -----------   -----------
                                                     (DOLLARS IN THOUSANDS)
2001
Total revenues..............  $   144,834   $   146,026   $   155,457    $   154,528   $   600,845
Income before minority
  interests and gains.......       40,670        29,553        49,355         46,094       165,672
Minority interests' share of
  income....................       (9,820)      (12,989)      (14,699)       (11,849)      (49,357)
Net gains from dispositions
  of real estate............       16,767        17,792           114          1,755        36,428
Extraordinary items (early
  debt extinguishments).....           --          (438)           87           (255)         (606)
                              -----------   -----------   -----------    -----------   -----------
  Net income................       47,617        33,918        34,857         35,745       152,137
Series A preferred unit
  distributions.............       (2,125)       (2,125)       (2,125)        (2,125)       (8,500)
Series B preferred unit
  distributions.............       (1,402)       (1,402)       (1,402)        (1,402)       (5,608)
Series J preferred unit
  distributions.............           --            --           (78)          (795)         (873)
Preferred unit redemption
  premium...................           --            --            --         (4,400)       (4,400)
                              -----------   -----------   -----------    -----------   -----------
  Net income available to
     common unitholders.....  $    44,090   $    30,391   $    31,252    $    27,023   $   132,756
                              ===========   ===========   ===========    ===========   ===========
NET INCOME PER COMMON
  UNIT(2)
  Basic.....................  $      0.50   $      0.33   $      0.35    $      0.31   $      1.49
                              ===========   ===========   ===========    ===========   ===========
  Diluted...................  $      0.50   $      0.33   $      0.34    $      0.30   $      1.47
                              ===========   ===========   ===========    ===========   ===========
WEIGHTED AVERAGE COMMON
  UNITS OUTSTANDING
  Basic.....................   89,669,950    89,691,164    89,550,154     88,243,249    88,915,176
                              ===========   ===========   ===========    ===========   ===========
  Diluted...................   90,494,874    90,608,347    90,799,887     89,317,086    89,954,598
                              ===========   ===========   ===========    ===========   ===========

                               AMB PROPERTY, L.P.

                                               QUARTER (UNAUDITED)
                              ------------------------------------------------------
                               MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31      YEAR
                              -----------   -----------   ------------   -----------   -----------
                                                     (DOLLARS IN THOUSANDS)
2000
Total revenues..............  $   110,323   $   113,479   $   121,371    $   135,034   $   480,207
Income before minority
  interests and gains
  (losses)..................       40,465        39,774        42,116         43,244       165,599
Minority interests' share of
  income....................       (6,065)       (6,866)       (9,208)        (9,172)      (31,311)
Net gains (losses) from
  dispositions of real
  estate....................          (11)          416         5,815         (5,076)        1,144
                              -----------   -----------   -----------    -----------   -----------
  Net income................       34,389        32,324        38,723         28,996       135,432
Series A preferred unit
  distributions.............       (2,125)       (2,125)       (2,125)        (2,125)       (8,500)
Series B preferred unit
  distributions.............       (1,402)       (1,402)       (1,402)        (1,402)       (5,608)
                              -----------   -----------   -----------    -----------   -----------
  Net income available to
     common unitholders.....  $    30,862   $    29,797   $    35,196    $    25,469   $   121,324
                              ===========   ===========   ===========    ===========   ===========
NET INCOME PER COMMON
  UNIT(2)
  Basic.....................  $      0.34   $      0.33   $      0.39    $      0.28   $      1.35
                              ===========   ===========   ===========    ===========   ===========
  Diluted...................  $      0.34   $      0.33   $      0.39    $      0.28   $      1.35
                              ===========   ===========   ===========    ===========   ===========
WEIGHTED AVERAGE COMMON
  UNITS OUTSTANDING
  Basic.....................   89,693,900    89,822,498    89,898,511     89,619,042    89,566,375
                              ===========   ===========   ===========    ===========   ===========
  Diluted...................   89,707,941    90,098,892    90,508,007     90,332,931    90,024,511
                              ===========   ===========   ===========    ===========   ===========

---------------

(1) Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or per share amounts.

(2) The sum of quarterly financial data may vary from the annual data due to rounding.

17.  SEGMENT INFORMATION

     The Operating Partnership operates industrial and retail properties nationwide and manages its business both by property type and by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of December 31, 2001, the Operating Partnership operated industrial properties in eight hub and gateway markets in addition to 18 other markets nationwide. As of December 31, 2001, the Operating Partnership operated retail properties in Miami, Atlanta, Chicago, the San Francisco Bay Area, Boston, and Baltimore. The Operating Partnership does not separately report its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment. The

                               AMB PROPERTY, L.P.

Operating Partnership's geographic markets for industrial properties are managed separately because each market requires different operating, pricing, and leasing strategies.

     During the first quarter of 2001, the Operating Partnership split its industrial segment into geographic hub and gateway markets and other markets. Within the hub and gateway market categorization, the Operating Partnership operates in eight major U.S. markets. The other industrial markets category captures all of the Operating Partnership's other smaller markets nationwide. The 2000 and 1999 rental revenue and net operating income disclosure below has been restated to reflect this change. Summary information for the reportable segments is as follows (dollars in thousands):

                                      RENTAL REVENUES(1)               PROPERTY NOI(1)(2)
                                ------------------------------   ------------------------------
SEGMENTS                          2001       2000       1999       2001       2000       1999
--------                        --------   --------   --------   --------   --------   --------
Industrial hub & gateway
  markets:
  Atlanta.....................  $ 28,268   $ 23,458   $ 17,085   $ 27,726   $ 19,368   $ 13,932
  Chicago.....................    41,195     38,228     35,155     28,389     26,447     24,887
  Dallas/Fort Worth...........    25,210     24,081     20,177     17,641     16,984     14,003
  Northern New Jersey/New York
     City.....................    44,924     34,618     19,626     31,648     26,444     15,568
  San Francisco Bay Area......   106,229     79,155     59,741     88,925     64,972     47,673
  Southern California.........    61,627     37,187     29,207     49,102     30,366     23,812
  Miami.......................    33,176     22,853     15,741     24,366     16,775     12,349
  Seattle.....................    23,229     22,081     12,587     18,634     18,048     10,392
                                --------   --------   --------   --------   --------   --------
     Total hub & gateway
       markets................   363,858    281,661    209,319    281,431    219,404    162,616
Total other industrial
  markets.....................   169,684    145,516    134,778    122,124    107,568     98,011
                                --------   --------   --------   --------   --------   --------
  Total industrial markets....   533,542    427,177    344,097    403,555    326,972    260,627
Total retail markets..........    24,431     26,784     84,713     16,222     19,259     60,260
                                --------   --------   --------   --------   --------   --------
       Total properties.......  $557,973   $453,961   $428,810   $419,777   $346,231   $320,887
                                ========   ========   ========   ========   ========   ========

---------------

(1) Excludes straight-line rents of $10.1 million, $10.2 million, and $10.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

(2) Property net operating income (NOI) is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, which excludes depreciation, amortization, general and administrative expenses, and interest expense.

                               AMB PROPERTY, L.P.

                                                              TOTAL GROSS INVESTMENT(1)
                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Industrial hub & gateway markets:
  Atlanta...................................................  $  271,663    $  225,555
  Chicago...................................................     330,127       295,398
  Dallas/Fort Worth.........................................     171,263       189,265
  Northern New Jersey/New York City.........................     406,077       313,739
  San Francisco Bay Area....................................     806,528       641,142
  Southern California.......................................     694,602       554,671
  Miami.....................................................     288,046       281,710
  Seattle...................................................     193,154       185,150
                                                              ----------    ----------
    Total hub & gateway markets.............................   3,161,460     2,686,630
Total other industrial markets..............................   1,321,959     1,160,433
                                                              ----------    ----------
  Total industrial markets..................................   4,483,419     3,847,063
Total retail markets........................................      47,292       179,534
                                                              ----------    ----------
      Total properties......................................  $4,530,711    $4,026,597
                                                              ==========    ==========

---------------

(1) Excludes net properties held for divestiture of $157.2 million and $197.1 million, respectively.

     The Operating Partnership uses property net operating income as an operating performance measure. The following table reconciles total reportable segment revenue and property net operating income to rental revenues and income before minority interests and net gains from disposition of real estate (dollars in thousands):

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2001        2000        1999
                                                              ----------   ---------   ---------
RENTAL REVENUES
Total rental revenues for reportable segments...............  $ 557,973    $453,961    $428,810
Straight-line rents.........................................     10,093      10,203      10,848
                                                              ---------    --------    --------
    Total rental revenues...................................  $ 568,066    $464,164    $439,658
                                                              =========    ========    ========
INCOME BEFORE MINORITY INTERESTS AND NET GAINS FROM
  DISPOSITION OF REAL ESTATE
Property net operating income for reportable segments.......  $ 419,777    $346,231    $320,887
Straight-line rents.........................................     10,093      10,203      10,848
Equity in earnings of unconsolidated joint ventures.........      5,467       5,212       4,701
Investment management income................................     10,972       4,282       1,511
Other income................................................     16,340       6,549       2,313
Less:
  Interest, including amortization..........................   (128,985)    (90,270)    (88,681)
  Depreciation and amortization.............................   (111,414)    (90,358)    (67,035)
  General, administrative, and other........................    (35,820)    (23,750)    (25,223)
  Loss on investments in other companies....................    (20,758)     (2,500)         --
                                                              ---------    --------    --------
    Income before minority interests and gains..............  $ 165,672    $165,599    $159,321
                                                              =========    ========    ========

                               AMB PROPERTY, L.P.

18.  NEW ACCOUNTING PRONOUNCEMENTS

     In June and August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations, and 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB Statement No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB Statement No. 144 retains FASB Statement No. 121's, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. The Operating Partnership does not believe that either FASB Statement No. 143 or No. 144 will have a material impact on its financial position or results of operations. FASB Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. Under FASB Statement No. 141, business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited. Under FASB Statement No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal right or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Operating Partnership does not believe that either FASB Statement No. 141 or No. 142 will have a material impact on its financial position or results of operations. FASB Statement No. 141 was effective for business combinations initiated after July 1, 2001, and FASB Statement No. 142 is effective for fiscal years beginning after December 15, 2001.

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Acer Distribution Center.....        1           CA      IND     $        0    $    3,146    $    9,479        $  1,295
Activity Distribution
 Center......................        4           CA      IND          4,925         3,736        11,248           1,130
Addison Business Center......        1           IL      IND             --         1,060         3,228              83
Addison Technology Center....        1           TX      IND             --           899         2,696             494
Airport South Business
 Park........................        4           GA      IND         17,629         7,718        14,658             214
Albrae Business Center.......        1           CA      IND             --         6,299         6,227              38
Alsip Industrial.............        1           IL      IND             --         1,200         3,744             233
Alvarado Business Center.....        5           CA      IND         21,710         7,783        23,757             485
AMB Meadowlands Park.........        9           NJ      IND             --         5,838        17,923             803
AMB O'Hare Rosemont..........       14           IL      IND          8,000         3,131         8,995             742
AMB Port O'Hare..............        2           IL      IND             --         4,913         5,761              --
Amwiler-Gwinnett Industial
 Portfolio...................        9           GA      IND         12,892         6,641        19,964           2,346
Anaheim Industrial...........        1           CA      IND             --         1,457         4,341             333
Ardenwood Corporate Park.....        4           CA      IND          9,502         7,321        22,002           1,924
Artesia Industrial
 Portfolio...................       25           CA      IND         51,025        22,758        68,254           6,095
Arthur Distribution Center...        1           IL      IND          4,950         2,726         5,216              20
Atlanta South Business
 Park........................        9           GA      IND             --         8,047        24,180           1,160
Atlantic Business Center
 (Formerly Peachtree North
 East).......................        3           GA      IND             --         2,197         6,592           1,488
Atlantic Distribution
 Center......................        1           GA      IND          3,945         1,519         4,679             106
Beacon Centre -- OP..........       18           FL      IND         70,552        31,704        96,681           7,675
Beacon Centre -- AF I........        4           FL      IND         17,618         7,229        22,238             466
Beacon Centre -- Headlands...        2           FL      RET             --         4,692        14,373              52
Beacon Industrial Park.......        8           FL      IND         17,006        10,466        31,437           6,486
Bedford Warehouse............        1           IL      IND             --         1,354         3,225              --
Belden Avenue................        3           IL      IND         10,930         4,812        15,186             493
Bell Ranch Distribution......        5           CA      IND             --         6,904        12,915              22
Beltway Distribution.........        1           VA      IND             --         4,800        15,159           5,253
Bennington Corporate
 Center......................        2           MD      IND             --         2,671         8,181             962
Bensenville Industrial
 Park........................       13           IL      IND         38,663        20,799        62,438           6,958
Black River..................        1           WA      IND             --         1,845         3,559              62
Blue Lagoon Business Park....        2           FL      IND         11,001         4,945        14,875             797

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Acer Distribution Center.....  $    3,146    $   10,773    $   13,920      $    850         1997              5-40
Activity Distribution
 Center......................       3,736        12,378        16,115           984         1997              5-40
Addison Business Center......       1,060         3,311         4,371           267         2000              5-40
Addison Technology Center....         899         3,191         4,090           250         1998              5-40
Airport South Business
 Park........................       7,718        14,872        22,589         1,380         2001              5-40
Albrae Business Center.......       6,299         6,266        12,564           767         2001              5-40
Alsip Industrial.............       1,200         3,977         5,177           316         1998              5-40
Alvarado Business Center.....       7,783        24,242        32,025         1,956         1997              5-40
AMB Meadowlands Park.........       5,838        18,727        24,564         1,500         2000              5-40
AMB O'Hare Rosemont..........       3,131         9,737        12,868           786         1999              5-40
AMB Port O'Hare..............       4,913         5,761        10,675           652         2001              5-40
Amwiler-Gwinnett Industial
 Portfolio...................       6,641        22,310        28,951         1,768         1997              5-40
Anaheim Industrial...........       1,457         4,674         6,130           374         1997              5-40
Ardenwood Corporate Park.....       7,321        23,926        31,246         1,908         1997              5-40
Artesia Industrial
 Portfolio...................      22,758        74,349        97,107         5,931         1997              5-40
Arthur Distribution Center...       2,726         5,236         7,961           486         2001              5-40
Atlanta South Business
 Park........................       8,047        25,340        33,386         2,039         1997              5-40
Atlantic Business Center
 (Formerly Peachtree North
 East).......................       2,197         8,079        10,277           628         1998              5-40
Atlantic Distribution
 Center......................       1,519         4,786         6,305           385         2000              5-40
Beacon Centre -- OP..........      31,705       104,355       136,060         8,310         2000              5-40
Beacon Centre -- AF I........       7,230        22,703        29,933         1,828         2000              5-40
Beacon Centre -- Headlands...       4,692        14,425        19,117         1,168         2000              5-40
Beacon Industrial Park.......      10,466        37,923        48,389         2,955         1997              5-40
Bedford Warehouse............       1,354         3,225         4,579           280         2001              5-40
Belden Avenue................       4,812        15,678        20,491         1,251         1997              5-40
Bell Ranch Distribution......       6,904        12,937        19,840         1,212         2001              5-40
Beltway Distribution.........       4,800        20,412        25,212         1,540         1999              5-40
Bennington Corporate
 Center......................       2,671         9,144        11,815           722         2000              5-40
Bensenville Industrial
 Park........................      20,799        69,396        90,195         5,509         1997              5-40
Black River..................       1,845         3,622         5,466           334         2001              5-40
Blue Lagoon Business Park....       4,945        15,672        20,617         1,259         1997              5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Boston Industrial
 Portfolio...................       20           MA      IND         19,056        19,320        56,900          16,155
Braemar Business Center......        2           MA      IND             --         1,422         4,613             685
Brennan Distribution.........        1           CA      IND             --         3,683         3,022              --
Bridgeview Industrial
 (Formerly Lake Michigan
 Industrial).................        1           IL      IND             --         1,332         3,996              11
Burnsville Business Center...        1           MN      IND             --           932         2,796           1,028
BWI Air Cargo Centre.........        1           MD      IND          3,035            --         6,367              86
Cabot Business Park..........       16           MA      IND             --        17,231        51,726          20,082
Cabot Business Park (KYKJ)...        2           MA      IND             --         1,396         2,310          15,365
Carson Industrial............       12           CA      IND             --         4,231        10,418           3,561
Cascade Business Center......        4           OR      IND             --         2,825         7,860           1,966
Central Bay..................        2           CA      IND          7,400         3,896         7,400             330
Chancellor...................        1           FL      IND          2,707         1,587         4,802             213
Chancellor Square............        3           FL      IND         15,636         7,575        22,721           2,453
Charles and Chase............        1           MD      RET             --           751         2,287              10
Chartwell Distribution
 Center......................        1           CA      IND             --         2,711         8,191              32
Chemway Industrial
 Portfolio...................        5           NC      IND             --         2,875         8,625             860
Chicago Industrial
 Portfolio...................        1           IL      IND          1,634           762         2,285             231
Chicago Ridge Freight
 Terminal....................        1           IL      IND             --         3,705         3,576              --
Chicago/O'Hare Industrial
 Portfolio...................        5           IL      IND             --         4,816         9,603              75
Circle Freeway...............        1           OH      IND             --           530         1,591             574
Columbia Business Center.....        9           MD      IND          4,026         3,856        11,736           1,493
Component Drive Ind Port.....        3           CA      IND             --        12,688         6,974             323
Concord Industrial
 Portfolio...................       10           CA      IND          9,883         3,872        11,647           1,859
Corporate Park/Hickory
 Hill........................        7           TN      IND         16,137         6,789        20,366             853
Corporate Square
 Industrial..................        6           MN      IND             --         4,024        12,113           1,376
Corridor Industrial..........        1           MD      IND          2,433           996         3,019             133
Crysen Industrial............        1           DC      IND          2,823         1,425         4,275             668
D/FW Int'l Air Cargo -- AF
 I...........................        1           TX      IND          4,700            --        19,683           1,830
D/FW Air Cargo 2.............        1           TX      IND             --            --         4,286          13,779

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Boston Industrial
 Portfolio...................      19,320        73,055        92,375         5,642         1998              5-40
Braemar Business Center......       1,422         5,297         6,720           410         1998              5-40
Brennan Distribution.........       3,683         3,022         6,705           410         2001              5-40
Bridgeview Industrial
 (Formerly Lake Michigan
 Industrial).................       1,332         4,007         5,339           326         1997              5-40
Burnsville Business Center...         932         3,824         4,757           291         1998              5-40
BWI Air Cargo Centre.........           0         6,453         6,453           394         2000              5-40
Cabot Business Park..........      21,118        67,921        89,039         5,438         1998              5-40
Cabot Business Park (KYKJ)...       1,396        17,674        19,070         1,165         1998              5-40
Carson Industrial............       4,231        13,980        18,211         1,112         1999              5-40
Cascade Business Center......       2,825         9,826        12,651           773         1998              5-40
Central Bay..................       3,896         7,731        11,626           710         2001              5-40
Chancellor...................       1,587         5,016         6,603           403         1997              5-40
Chancellor Square............       7,575        25,174        32,749         2,000         1998              5-40
Charles and Chase............         751         2,297         3,047           186         1998              5-40
Chartwell Distribution
 Center......................       2,711         8,223        10,934           668         2000              5-40
Chemway Industrial
 Portfolio...................       2,875         9,485        12,360           755         1998              5-40
Chicago Industrial
 Portfolio...................         762         2,516         3,278           200         1997              5-40
Chicago Ridge Freight
 Terminal....................       3,705         3,576         7,282           445         2001              5-40
Chicago/O'Hare Industrial
 Portfolio...................       4,816         9,678        14,495           885         2001              5-40
Circle Freeway...............         530         2,166         2,696           165         1998              5-40
Columbia Business Center.....       3,856        13,229        17,085         1,043         1999              5-40
Component Drive Ind Port.....      12,688         7,297        19,985         1,221         2001              5-40
Concord Industrial
 Portfolio...................       3,872        13,506        17,378         1,061         1999              5-40
Corporate Park/Hickory
 Hill........................       6,789        21,219        28,008         1,711         1998              5-40
Corporate Square
 Industrial..................       4,024        13,489        17,513         1,070         1997              5-40
Corridor Industrial..........         996         3,152         4,147           253         1999              5-40
Crysen Industrial............       1,425         4,943         6,368           389         1998              5-40
D/FW Int'l Air Cargo -- AF
 I...........................           0        21,513        21,513         1,314         1999              5-40
D/FW Air Cargo 2.............           0        18,065        18,065         1,103         1999              5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Dado Distribution............        1           CA      IND             --         7,221         3,739              23
Dallas Industrial (Formerly
 Taxas Industrial
 Fortfolio)..................       12           TX      IND             --         5,938        17,836           3,402
Dayton Air Cargo Centre......        5           OH      IND          6,810            --         7,163             324
Del Amo Industrial Center....        1           CA      IND             --         2,529         7,651              37
DFW Air Cargo Centre.........        3           TX      IND          6,234            --        20,632             139
DFW Airfreight Portfolio.....        6           TX      IND          6,800           950         8,492             400
Diablo Industrial Park.......       14           CA      IND          9,539         3,653        10,045           1,598
Dixie Highway................        2           KY      IND             --         1,700         5,149             120
Dock's Corner................        1           NJ      IND         36,869         5,125        22,516          26,973
Dock's Corner II.............        1           NJ      IND             --         2,272         6,917             349
Doolittle Distribution
 Center......................        1           CA      IND             --         2,644         8,014             137
Dowe Industrial Center.......        2           CA      IND             --         2,665         8,034           1,263
Dublin Industrial
 Portfolio...................        1           CA      IND             --         2,980         9,042             117
Dulles Airport -- Alliance...        1           VA      IND          8,453           767         3,669             885
East Bay Doolittle...........        1           CA      IND             --         7,128        11,023             416
East Bay Whipple.............        1           CA      IND          7,000         5,333         8,126               2
East Valley Warehouse........        1           WA      IND             --         6,813        20,511           1,294
Eaves Distribution Center....        3           CA      IND          8,327        11,893        12,708              --
Edenvale Business Center.....        1           MN      IND             --           919         2,411             667
Edgewater Industrial
 Center......................        1           CA      IND             --         4,038        15,113           2,551
Elk Grove Village
 Industrial..................       10           IL      IND         18,381         6,874        21,143           1,083
Elmwood Business Park........        5           LA      IND             --         4,163        12,488           1,193
Empire Drive.................        1           KY      IND             --         1,590         4,815             252
Executive Drive..............        1           IL      IND             --         1,399         4,236             672
Fairway Drive Industrial.....        4           CA      IND         10,829         4,233         9,677           3,383
Ford Distribution Cntr.......        8           CA      IND             --        25,443        23,529              --
Fordyce Distribution
 Center......................        1           CA      IND          7,600         4,340         8,335             255
Garland Industrial...........       20           TX      IND         19,477         8,161        24,484           4,005
Gateway 58...................        3           MD      IND             --         3,256         9,940               9
Gateway Commerce Center......        5           MD      IND             --         4,083        12,336           1,200
Gateway Corporate Center.....        9           WA      IND         27,000         9,981        32,201             766
Gateway North................        6           WA      IND         14,000         5,932        18,365             263

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Dado Distribution............       7,221         3,762        10,983           671         2001              5-40
Dallas Industrial (Formerly
 Taxas Industrial
 Fortfolio)..................       5,938        21,238        27,176         1,660         1997              5-40
Dayton Air Cargo Centre......           0         7,487         7,487           457         2000              5-40
Del Amo Industrial Center....       2,529         7,688        10,217           624         2000              5-40
DFW Air Cargo Centre.........           0        20,770        20,770         1,269         2000              5-40
DFW Airfreight Portfolio.....         950         8,892         9,842           601         2000              5-40
Diablo Industrial Park.......       3,653        11,644        15,297           934         1999              5-40
Dixie Highway................       1,700         5,268         6,969           426         1997              5-40
Dock's Corner................      12,502        42,112        54,614         3,336         1997              5-40
Dock's Corner II.............       2,272         7,267         9,539           583         1997              5-40
Doolittle Distribution
 Center......................       2,644         8,151        10,794           659         2000              5-40
Dowe Industrial Center.......       2,665         9,297        11,962           731         1997              5-40
Dublin Industrial
 Portfolio...................       2,980         9,158        12,138           741         2000              5-40
Dulles Airport -- Alliance...         767         4,554         5,321           325         2000              5-40
East Bay Doolittle...........       7,128        11,440        18,568         1,134         2001              5-40
East Bay Whipple.............       5,333         8,128        13,462           822         2001              5-40
East Valley Warehouse........       6,813        21,805        28,618         1,748         1999              5-40
Eaves Distribution Center....      11,893        12,708        24,601         1,503         2001              5-40
Edenvale Business Center.....         919         3,078         3,997           244         1998              5-40
Edgewater Industrial
 Center......................       4,038        17,664        21,701         1,325         2000              5-40
Elk Grove Village
 Industrial..................       6,874        22,226        29,100         1,777         1997              5-40
Elmwood Business Park........       4,163        13,680        17,843         1,090         1998              5-40
Empire Drive.................       1,590         5,066         6,657           407         1997              5-40
Executive Drive..............       1,399         4,908         6,306           385         1997              5-40
Fairway Drive Industrial.....       4,233        13,061        17,294         1,056         1997              5-40
Ford Distribution Cntr.......      25,443        23,529        48,971         2,991         2001              5-40
Fordyce Distribution
 Center......................       4,340         8,590        12,930           790         2001              5-40
Garland Industrial...........       8,161        28,489        36,650         2,238         1998              5-40
Gateway 58...................       3,256         9,949        13,205           807         2000              5-40
Gateway Commerce Center......       4,083        13,536        17,620         1,076         1999              5-40
Gateway Corporate Center.....       9,981        32,967        42,949         2,623         1999              5-40
Gateway North................       5,932        18,629        24,560         1,500         1999              5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Greater Dallas Industrial
 Portfolio...................        6           TX      IND             --         6,269        18,414           6,589
Greater Houston Industrial
 Portfolio...................       14           TX      IND             --         6,197        18,592           4,715
Greenwood Industrial.........        3           MD      IND             --         4,729        14,188           1,209
Hamilton Parkway (Formerly
 Lake Michigan Industrial)...        1           IL      IND             --         1,554         4,703             134
Harris Business Center -- AF
 I...........................       10           CA      IND         27,657        19,194        26,368             881
Harris Business Center -- AF
 II..........................       10           CA      IND         33,500        13,376        40,428           3,236
Harvest Business Park........        3           WA      IND             --         2,371         7,153             915
Hawthorne LAX Cargo Center...        1           CA      IND          6,550         2,775         8,377             209
Hayward
 Industrial -- Hathaway......        2           CA      IND             --         4,473        13,546              48
Hayward
 Industrial -- Wiegman.......        1           CA      IND          6,525         2,773         8,393             373
Hempstead Highway
 Distribution Center.........        2           TX      IND             --         1,255         9,087             726
Hintz Building...............        1           IL      IND             --           420         1,259             269
Holton Drive.................        1           KY      IND             --         2,633         7,899             368
Houston Industrial (Formerly
 Texas Industrial
 Portfolio)..................        5           TX      IND             --         3,009         9,066           1,271
Houston Service Center.......        3           TX      IND             --         3,800        11,401           2,590
Industrial Drive.............        1           OH      IND             --         1,743         5,230             360
International Multifoods.....        1           CA      IND             --         1,613         4,879             941
Itasca Industrial
 Portfolio...................        6           IL      IND             --         6,416        19,289           2,047
Jacksonville Air Cargo
 Centre......................        1           FL      IND          3,150            --         3,028              --
Jamesburg....................        3           NJ      IND         22,987        11,700        35,101           1,099
Janitrol.....................        1           OH      IND             --         1,797         5,390             246
JFK Air Cargo -- OP..........       15           NY      IND             --        15,434        45,660           1,677
JFK Air Cargo -- AF I........       15           NY      IND         19,410        10,260        30,128           1,912
JFK Airport Park.............        1           NY      IND             --         2,350         7,251             422
Junction Industrial Park.....        4           CA      IND             --         7,875        23,975           1,091
Kent Centre Corporate Park...        4           WA      IND             --         3,042         9,165             690
Kingsport Industrial Park....        7           WA      IND         16,534         7,919        23,798           2,216

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Greater Dallas Industrial
 Portfolio...................       6,269        25,003        31,272         1,910         1997              5-40
Greater Houston Industrial
 Portfolio...................       6,197        23,307        29,504         1,802         1998              5-40
Greenwood Industrial.........       4,729        15,397        20,126         1,229         1998              5-40
Hamilton Parkway (Formerly
 Lake Michigan Industrial)...       1,554         4,837         6,391           390         1997              5-40
Harris Business Center -- AF
 I...........................      19,194        27,248        46,442         2,837         2000              5-40
Harris Business Center -- AF
 II..........................      13,376        43,664        57,040         3,484         2000              5-40
Harvest Business Park........       2,371         8,068        10,439           638         1997              5-40
Hawthorne LAX Cargo Center...       2,775         8,586        11,361           694         2000              5-40
Hayward
 Industrial -- Hathaway......       4,473        13,593        18,066         1,103         2000              5-40
Hayward
 Industrial -- Wiegman.......       2,773         8,766        11,539           705         2000              5-40
Hempstead Highway
 Distribution Center.........       1,255         9,812        11,067           676         2000              5-40
Hintz Building...............         420         1,527         1,947           119         1998              5-40
Holton Drive.................       2,633         8,267        10,900           666         1997              5-40
Houston Industrial (Formerly
 Texas Industrial
 Portfolio)..................       3,009        10,337        13,345           815         1997              5-40
Houston Service Center.......       3,800        13,991        17,791         1,087         1998              5-40
Industrial Drive.............       1,743         5,589         7,332           448         1997              5-40
International Multifoods.....       1,613         5,820         7,433           454         1997              5-40
Itasca Industrial
 Portfolio...................       6,416        21,336        27,753         1,695         1997              5-40
Jacksonville Air Cargo
 Centre......................           0         3,028         3,028           185         2000              5-40
Jamesburg....................      11,700        36,200        47,901         2,926         1998              5-40
Janitrol.....................       1,797         5,635         7,432           454         1997              5-40
JFK Air Cargo -- OP..........      15,434        47,337        62,771         3,834         2000              5-40
JFK Air Cargo -- AF I........      10,260        32,040        42,300         2,584         2000              5-40
JFK Airport Park.............       2,350         7,673        10,022           612         2000              5-40
Junction Industrial Park.....       7,875        25,067        32,942         2,012         1999              5-40
Kent Centre Corporate Park...       3,042         9,855        12,897           788         1997              5-40
Kingsport Industrial Park....       7,919        26,014        33,934         2,073         1997              5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
L.A. County Industrial
 Portfolio...................        6           CA      IND         28,076         9,233        28,247             674
LA Media Tech Center.........        7           CA      IND         22,716        12,810        12,531          16,051
Laurelwood Drive.............        2           CA      IND             --         2,750         8,538             115
Lawrence SSF.................        1           CA      IND             --         2,870         5,521           1,093
LAX Air Cargo Centre.........        3           CA      IND          7,825            --        13,445              95
Lincoln Industrial Center....        1           TX      IND             --           671         2,052             211
Linden Industrial............        1           NJ      IND             --           900         2,753              48
Locke Drive..................        1           MA      IND             --         1,074         3,227              69
Lonestar.....................        7           TX      IND         16,817         7,129        21,428           1,951
Los Nietos...................        4           CA      IND          8,236         2,517         7,624             118
MCI I Air Cargo Centre.......        1           MO      IND          5,445            --         5,793              44
MCI II Air Cargo Centre......        1           MO      IND          9,535            --         8,134              --
Mahwah Corporate Center......        6           NJ      IND             --         9,762        29,285           1,140
Marietta Industrial..........        3           GA      IND             --         1,830         5,489             800
Martin/Scott Ind Port........        2           CA      IND             --         9,052         5,309              98
Meadow Lane 495..............        1           NJ      IND             --           838         2,594             156
Meadowlands AF II............        4           NJ      IND         12,400         6,755        13,093             938
Meadowlands Cross Dock.......        1           NJ      IND             --         1,110         3,485             935
Meadowridge..................        3           MD      IND             --         3,716        11,147             298
Melrose Park.................        1           IL      IND             --         2,936         9,190           1,177
Mendota Heights..............        1           MN      IND            668         1,367         4,565           1,946
Metric Center................        5           TX      IND             --        10,968        32,944             640
Miami Airport Business
 Center......................        6           FL      IND             --         6,400        19,634           1,130
Milmont Page Business
 Center......................        3           CA      IND          9,541         3,076         9,338              98
Minneapolis Distribution
 Portfolio...................        4           MN      IND             --         6,227        18,692           1,893
Minneapolis Industrial
 Portfolio IV................        4           MN      IND          7,612         4,938        14,854           1,743
Minneapolis Industrial V.....        7           MN      IND          5,476         4,426        13,317           1,511
Minnetonka...................       10           MN      IND         11,648         6,690        20,380           2,707
Moffett Business Center (MBC
 Industrial).................        4           CA      IND         11,881         5,892        17,716           3,193
Moffett Distribution.........        7           CA      IND             --        26,916        11,277              --

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
L.A. County Industrial
 Portfolio...................       9,233        28,921        38,154         2,330         1997              5-40
LA Media Tech Center.........      12,810        28,582        41,392         2,528         1998              5-40
Laurelwood Drive.............       2,750         8,653        11,403           696         1997              5-40
Lawrence SSF.................       2,870         6,614         9,484           579         2001              5-40
LAX Air Cargo Centre.........           0        13,540        13,540           827         2000              5-40
Lincoln Industrial Center....         671         2,262         2,933           179         1997              5-40
Linden Industrial............         900         2,800         3,700           226         1999              5-40
Locke Drive..................       1,074         3,296         4,369           267         1998              5-40
Lonestar.....................       7,129        23,379        30,508         1,863         1997              5-40
Los Nietos...................       2,517         7,742        10,259           627         1999              5-40
MCI I Air Cargo Centre.......           0         5,838         5,838           357         2000              5-40
MCI II Air Cargo Centre......           0         8,134         8,134           497         2000              5-40
Mahwah Corporate Center......       9,762        30,425        40,187         2,454         1998              5-40
Marietta Industrial..........       1,830         6,289         8,119           496         1998              5-40
Martin/Scott Ind Port........       9,052         5,407        14,459           883         2001              5-40
Meadow Lane 495..............         838         2,750         3,588           219         1999              5-40
Meadowlands AF II............       6,755        14,030        20,785         1,269         2001              5-40
Meadowlands Cross Dock.......       1,110         4,419         5,529           338         2000              5-40
Meadowridge..................       3,716        11,446        15,161           926         1998              5-40
Melrose Park.................       2,936        10,367        13,303           812         1997              5-40
Mendota Heights..............       1,367         6,511         7,878           481         1998              5-40
Metric Center................      10,968        33,584        44,552         2,721         1997              5-40
Miami Airport Business
 Center......................       6,400        20,764        27,164         1,659         1999              5-40
Milmont Page Business
 Center......................       3,076         9,436        12,512           764         1997              5-40
Minneapolis Distribution
 Portfolio...................       6,227        20,585        26,811         1,638         1997              5-40
Minneapolis Industrial
 Portfolio IV................       4,938        16,597        21,535         1,315         1997              5-40
Minneapolis Industrial V.....       4,426        14,828        19,254         1,176         1997              5-40
Minnetonka...................       6,690        23,088        29,778         1,819         1998              5-40
Moffett Business Center (MBC
 Industrial).................       5,892        20,909        26,802         1,637         1997              5-40
Moffett Distribution.........      26,916        11,277        38,193         2,333         2001              5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Moffett Park R&D Portfolio...       14           CA      IND             --        14,807        44,462           7,850
Moonachie Industrial.........        2           NJ      IND          4,825         2,731         5,228             100
Murray Hill Parkway..........        2           NJ      IND             --         1,670         2,568           5,009
NDP -- Chicago (Formerly Glen
 Ellyn Rd. & Mitel Drive)....        3           IL      IND             --         1,496         4,487             654
NDP -- Los Angeles...........        6           CA      IND          9,758         5,948        17,844           1,118
NDP -- Seattle...............        4           WA      IND             --         3,888        11,663             659
Newark Airport I& II.........        2           NJ      IND          3,766         1,755         5,400             117
Nicholas Warehouse...........        1           IL      IND             --         2,599         1,883             177
Norcross/Brookhollow
 Portfolio...................        4           GA      IND             --         3,721        11,180             630
Normandie Industrial.........        1           CA      IND             --         2,398         7,491             740
Northbrook Distribution
 Center......................        1           GA      IND             --         1,170         3,823             495
Northpointe Commerce.........        2           CA      IND             --         1,773         5,358             331
Northwest Crossing
 Distribution Center.........        2           TX      IND             --           745         4,792           1,342
Northwest Distribution
 Center......................        3           WA      IND             --         3,533        10,751             761
Novato Fair Shopping
 Center......................        1           CA      RET             --         4,393         8,424             202
Oakland Ridge Industrial
 Center......................       12           MD      IND          7,023         5,571        16,933           4,614
O'Hare Industrial
 Portfolio...................       15           IL      IND             --         7,357        22,112           2,004
Orlando Central Park.........        2           FL      IND             --         1,779           979           8,945
Pacific Business Center......        2           CA      IND          9,119         5,417        16,291             795
Pacific Service Center.......        1           GA      IND             --           504         1,511             620
Pardee Drive.................        1           CA      IND          1,583           619         1,850              --
Parkway Business Center......        1           MN      IND             --           475         1,425             456
Patuxent Range Road..........        2           MD      IND             --         1,696         5,127             429
Patuxent Alliance 8280.......        1           MD      IND             --           887         1,706              10
Peninsula Business Center
 III.........................        1           VA      IND             --           992         2,976              65
Penn James Office
 Warehouse...................        2           MN      IND             --         1,991         6,013             738
Pioneer Alburtis.............        5           CA      IND          7,150         2,433         7,166             285
Porete Avenue Warehouse......        1           NJ      IND          8,811         4,067        12,202           9,552

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Moffett Park R&D Portfolio...      14,805        52,315        67,120         4,099         1997              5-40
Moonachie Industrial.........       2,731         5,328         8,058           492         2001              5-40
Murray Hill Parkway..........       1,670         7,577         9,247           565         1999              5-40
NDP -- Chicago (Formerly Glen
 Ellyn Rd. & Mitel Drive)....       1,496         5,141         6,637           405         1998              5-40
NDP -- Los Angeles...........       5,948        18,962        24,909         1,521         1998              5-40
NDP -- Seattle...............       3,888        12,322        16,209           990         1998              5-40
Newark Airport I& II.........       1,755         5,516         7,271           444         2000              5-40
Nicholas Warehouse...........       2,599         2,060         4,659           285         2001              5-40
Norcross/Brookhollow
 Portfolio...................       3,721        11,810        15,531           949         1997              5-40
Normandie Industrial.........       2,398         8,231        10,628           649         2000              5-40
Northbrook Distribution
 Center......................       1,170         4,318         5,488           335         2000              5-40
Northpointe Commerce.........       1,773         5,690         7,463           456         1997              5-40
Northwest Crossing
 Distribution Center.........         745         6,134         6,879           420         2000              5-40
Northwest Distribution
 Center......................       3,533        11,512        15,044           919         1997              5-40
Novato Fair Shopping
 Center......................       4,393         8,626        13,018           795         2001              5-40
Oakland Ridge Industrial
 Center......................       5,571        21,546        27,118         1,656         1999              5-40
O'Hare Industrial
 Portfolio...................       7,357        24,116        31,473         1,922         1997              5-40
Orlando Central Park.........       1,779         9,924        11,703           715         1998              5-40
Pacific Business Center......       5,417        17,086        22,504         1,374         1997              5-40
Pacific Service Center.......         504         2,131         2,635           161         1998              5-40
Pardee Drive.................         619         1,850         2,468           151         1999              5-40
Parkway Business Center......         475         1,881         2,356           144         1998              5-40
Patuxent Range Road..........       1,696         5,556         7,252           443         1997              5-40
Patuxent Alliance 8280.......         887         1,716         2,603           159         2001              5-40
Peninsula Business Center
 III.........................         992         3,041         4,033           246         1998              5-40
Penn James Office
 Warehouse...................       1,991         6,751         8,742           534         1997              5-40
Pioneer Alburtis.............       2,433         7,451         9,884           604         1999              5-40
Porete Avenue Warehouse......       4,067        21,754        25,822         1,577         1998              5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Port Northwest Phase I.......        2           TX      IND          7,450         1,825         1,438           9,234
Presidents Drive.............        6           FL      IND             --         3,687        11,307           1,657
Preston Court................        1           MD      IND             --         2,313         7,192             261
Production Drive.............        1           KY      IND             --           425         1,286             338
Richardson Tech Center II....        1           TX      IND          1,929           530         1,577              --
Riverside Business Center
 (Formerly North GSW)........        2           TX      IND             --         1,000            --          10,654
Round Lake Business Center...        1           MN      IND             --           875         2,625             463
Sand Lake Service Center.....        6           FL      IND             --            --            --           2,150
Santa Barbara Court..........        1           MD      IND             --         1,617         5,029             881
Scripps Sorrento.............        1           CA      IND             --         1,110         3,330              32
Sea Tac I Air Cargo Centre...        2           WA      IND          5,074            --        15,594              51
Sea Tac II Air Cargo
 Centre......................        1           WA      IND             --            --         3,056              89
Seattle Airport Industrial...        1           WA      IND             --           619         1,923             119
Shawnee Industrial...........        1           GA      IND             --         2,481         7,531           2,026
Silicon Valley R&D
 Portfolio*..................        6           CA      IND             --         8,024        24,205           4,349
Slauson Distribution
 Center......................        8           CA      IND         20,500         7,806        23,552           1,197
South Bay Industrial.........        8           CA      IND         18,392        14,992        45,016           4,356
South Point Business Park....        5           NC      IND          8,623         3,130        10,452             825
South Ridge at Hartsfield....        1           GA      IND          4,195         2,096         4,008              28
Southfield Industrial
 Portfolio...................       13           GA      IND         35,661        12,855        35,730           4,471
Southside Distribution
 Center......................        1           GA      IND          1,388           766         2,480              --
Stadium Business Park........        9           CA      IND          4,477         3,768        11,345             620
Sunrise Industrial...........        4           FL      IND         13,001         6,266        18,798             651
Suwannee Creek Distribution
 Center......................        3           GA      IND         14,015         4,922            --          19,157
Sylvan.......................        1           GA      IND             --         1,946         5,905             150
Systematics..................        1           CA      IND             --           911         2,773              40
Technology I.................        2           MD      IND             --         1,657         5,049             103
Technology II................        9           MD      IND          1,942        10,206         3,761          27,416
TechRidge Phase IA...........        3           TX      IND         15,304         7,132        19,044           2,607
TechRidge Phase II...........        1           TX      IND         11,662         7,261        13,484             214
Teterboro Meadowlands 15.....        1           NJ      IND          9,900         4,961         9,618           1,226

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Port Northwest Phase I.......       1,825        10,672        12,496           763         1999              5-40
Presidents Drive.............       3,687        12,964        16,651         1,017         1997              5-40
Preston Court................       2,313         7,452         9,765           596         1997              5-40
Production Drive.............         425         1,624         2,049           125         1997              5-40
Richardson Tech Center II....         530         1,577         2,107           129         1997              5-40
Riverside Business Center
 (Formerly North GSW)........       1,000        10,654        11,654           712         1998              5-40
Round Lake Business Center...         875         3,088         3,963           242         1998              5-40
Sand Lake Service Center.....           0         2,150         2,150           131         1998              5-40
Santa Barbara Court..........       1,617         5,910         7,527           460         1997              5-40
Scripps Sorrento.............       1,110         3,363         4,473           273         1998              5-40
Sea Tac I Air Cargo Centre...           0        15,645        15,645           956         2000              5-40
Sea Tac II Air Cargo
 Centre......................           0         3,145         3,145           192         2000              5-40
Seattle Airport Industrial...         619         2,043         2,661           163         2000              5-40
Shawnee Industrial...........       2,481         9,557        12,038           735         1999              5-40
Silicon Valley R&D
 Portfolio*..................       8,024        28,554        36,579         2,234         1997              5-40
Slauson Distribution
 Center......................       7,806        24,748        32,555         1,988         2000              5-40
South Bay Industrial.........      14,992        49,372        64,364         3,931         1997              5-40
South Point Business Park....       3,130        11,277        14,407           880         1998              5-40
South Ridge at Hartsfield....       2,096         4,036         6,132           374         2001              5-40
Southfield Industrial
 Portfolio...................      12,855        40,201        53,056         3,240         1997              5-40
Southside Distribution
 Center......................         766         2,480         3,246           198         2001              5-40
Stadium Business Park........       3,768        11,965        15,733           961         1997              5-40
Sunrise Industrial...........       6,266        19,449        25,715         1,571         1998              5-40
Suwannee Creek Distribution
 Center......................       4,922        19,157        24,079         1,471         1998              5-40
Sylvan.......................       1,946         6,055         8,001           489         1999              5-40
Systematics..................         911         2,813         3,724           227         1997              5-40
Technology I.................       1,657         5,153         6,809           416         1999              5-40
Technology II................      10,206        31,178        41,384         2,528         1999              5-40
TechRidge Phase IA...........       7,132        21,651        28,783         1,758         2000              5-40
TechRidge Phase II...........       7,261        13,699        20,960         1,280         2001              5-40
Teterboro Meadowlands 15.....       4,961        10,844        15,805           965         2001              5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2001

                                                                                INITIAL COST TO COMPANY
                                                                               -------------------------   COSTS CAPITALIZED
                                  NO. OF                                                     BUILDING &      SUBSEQUENT TO
PROPERTY                       BLDGS./CTRS.   LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS      ACQUISITION
--------                       ------------   --------   ----   ------------   ----------   ------------   -----------------
                                                    (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
The Rotunda..................        2           MD      IND         12,852         4,400        17,736           2,229
Torrance Commerce Center.....        6           CA      IND             --         2,045         6,136             542
Twin Cities..................        2           MN      IND             --         4,873        14,638           3,286
Two South Middlesex..........        1           NJ      IND             --         2,247         6,781             453
Valwood......................        2           TX      IND          3,718         1,983         5,989           1,069
Van Nuys Airport
 Industrial..................        3           CA      IND             --         2,481         7,508           5,020
Viscount.....................        1           FL      IND             --           984         3,016             325
Walnut Drive (Formerly East
 Walnut Drive)...............        1           CA      IND             --           964         2,918              41
Watson Industrial Center.....        1           CA      IND          4,600         2,417         4,617             159
Weigman Road.................        1           CA      IND             --         1,563         4,688             219
West North Carrier...........        1           TX      IND          3,010         1,375         4,165             187
West Pac Air Cargo Centre....        1           PA      IND             --            --         9,716              89
Williams & Bouroughs.........        4           CA      IND          6,650         2,337         6,981           1,612
Willow Lake Industrial
 Park........................       10           TN      IND         29,137        11,997        35,990          11,885
Willow Park Industrial
 Portfolio...................       21           CA      IND          5,077        25,590        76,771           7,824
Wilmington Avenue
 Wharehouse..................        2           CA      IND             --         3,849        11,605           2,582
Wilsonville..................        1           OR      IND             --         3,407        13,493              58
Windsor Court................        1           IL      IND             --           766         2,338              94
Wood Dale Industrial
 (Includes Bonnie Lane)......        5           IL      IND          9,029         2,967         8,456             750
Yosemite Drive...............        1           CA      IND             --         2,350         7,051             334
Zanker/Charcot Industrial....        5           CA      IND             --         5,282        15,887           1,073
                                   ---                           ----------    ----------    ----------        --------
Total........................      906                           $1,170,947    $1,053,157    $2,847,345        $449,030
                                   ===                           ==========    ==========    ==========        ========

                                  GROSS AMOUNT CARRIED AT 12/31/01
                               ---------------------------------------                     YEAR OF
                                             BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE LIFE
PROPERTY                          LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION        (YEARS)
--------                       ----------   ------------   -----------   ------------   -------------   ----------------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
The Rotunda..................       4,400        19,965        24,366         1,488         1999              5-40
Torrance Commerce Center.....       2,045         6,678         8,724           533         1998              5-40
Twin Cities..................       4,873        17,923        22,796         1,392         1997              5-40
Two South Middlesex..........       2,247         7,234         9,481           579         1997              5-40
Valwood......................       1,983         7,058         9,041           552         1997              5-40
Van Nuys Airport
 Industrial..................       2,481        12,528        15,010           917         2000              5-40
Viscount.....................         984         3,341         4,325           264         1997              5-40
Walnut Drive (Formerly East
 Walnut Drive)...............         964         2,959         3,922           240         1997              5-40
Watson Industrial Center.....       2,417         4,775         7,192           439         2001              5-40
Weigman Road.................       1,563         4,907         6,470           395         1997              5-40
West North Carrier...........       1,375         4,352         5,727           350         1997              5-40
West Pac Air Cargo Centre....           0         9,805         9,805           599         2000              5-40
Williams & Bouroughs.........       2,337         8,594        10,931           668         1999              5-40
Willow Lake Industrial
 Park........................      11,997        47,875        59,872         3,657         1998              5-40
Willow Park Industrial
 Portfolio...................      25,590        84,595       110,185         6,730         1998              5-40
Wilmington Avenue
 Wharehouse..................       3,849        14,187        18,036         1,102         1999              5-40
Wilsonville..................       3,407        13,551        16,958         1,036         1998              5-40
Windsor Court................         766         2,432         3,198           195         1997              5-40
Wood Dale Industrial
 (Includes Bonnie Lane)......       2,967         9,206        12,173           743         1999              5-40
Yosemite Drive...............       2,350         7,385         9,736           595         1997              5-40
Zanker/Charcot Industrial....       5,282        16,961        22,243         1,359         1997              5-40
                               ----------    ----------    ----------      --------
Total........................  $1,064,430    $3,285,110    $4,349,532      $265,653
                               ==========    ==========    ==========      ========

(1) Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2001:

Total per Schedule III(3)...................................   $4,349,532
Construction in process(4)..................................      181,179
                                                               ----------
  Total investments in properties...........................   $4,530,711
                                                               ==========

(2) As of December 31, 2001, the aggregate cost for federal income tax purposes of investments in real estate was $4,092,163.

(3) A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2001, is as follows:

Investment in Real Estate:
  Balance at beginning of year..............................   $3,748,862
  Acquisition of properties.................................      411,932
  Improvements, including properties under
     development/redevelopment..............................      309,325
  Consolidation of Headlands Realty.........................       40,001
  Divestiture of properties.................................     (194,427)
  Adjustment for properties held for divestiture............       33,839
                                                               ----------
  Balance at end of year....................................   $4,349,532
                                                               ==========
Accumulated Depreciation:
  Balance at beginning of year..............................   $  177,467
  Depreciation expense......................................      109,383
  Adjustment for properties divested........................      (12,737)
  Adjustment for contributed properties.....................      (20,992)
  Adjustment for properties held for divestiture............        8,029
  Consolidation of Headlands Realty.........................          203
  Asset impairment..........................................        4,300
                                                               ----------
  Balance at end of year....................................   $  265,653
                                                               ==========

(4) Includes $127.3 million of fundings for development projects as of December 31, 2001.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Fifth Amended and Restated Partnership Agreement of Limited
          Partnership of AMB Property, L.P. dated September 21, 2001
          (incorporated herein by reference as Exhibit 10.1 to AMB
          Property, L.P.'s Current Report on Form 8-K filed on October
          3, 2001).
  3.2     First Amendment to the Fifth Amended and Restated Agreement
          of Limited Partnership of AMB Property, L.P. dated January
          1, 2002.
  4.1     $30,000,000 7.925% Fixed Rate Note No. 1 dated August 18,
          2000, attaching the Parent Guarantee dated August 18, 2000
          (incorporated by reference to Exhibit 4.5 of AMB Property,
          L.P.'s Annual Report on Form 10-K for the year ended
          December 31, 2000).
  4.2     $25,000,000,000 7.925% Fixed Rate Note No. 2 dated September
          12, 2000, attaching the Parent Guarantee dated September 12,
          2000 (incorporated by reference to Exhibit 4.6 of AMB
          Property, L.P.'s Annual Report on Form 10-K for the year
          ended December 31, 2000).
  4.3     $50,000,000 8.00% Fixed Rate Note No. 3 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000
          (incorporated by reference to Exhibit 4.7 of AMB Property,
          L.P.'s Annual Report on Form 10-K for the year ended
          December 31, 2000).
  4.4     $25,000,000 8.000% Fixed Rate Note No. 4 dated October 26,
          2000, attaching the Parent Guarantee dated October 26, 2000
          (incorporated by reference to Exhibit 4.8 of AMB Property,
          L.P.'s Annual Report on Form 10-K for the year ended
          December 31, 2000).
  4.5     $50,000,000 7.20% Fixed Rate Note No. 5 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          8, 2001).
  4.6     $50,000,000 7.20% Fixed Rate Note No. 6 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.2 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          8, 2001).
  4.7     $50,000,000 7.20% Fixed Rate Note No. 7 dated December 19,
          2000, attaching the Parent Guarantee dated December 19, 2000
          (incorporated herein by reference to Exhibit 4.3 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          8, 2001).
  4.8     Indenture dated as of June 30, 1998, by and among AMB
          Property, L.P., AMB Property Corporation and State Street
          Bank and Trust Company of California, N.A., as trustee
          (incorporated by reference to Exhibit 4.1 of AMB Property,
          L.P.'s Registration Statement on Form S-11 (No. 333-49163)).
  4.9     First Supplemental Indenture dated as of June 30, 1998 by
          and among AMB Property, L.P., AMB Property Corporation and
          State Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.2 of AMB
          Property, L.P.'s Registration Statement Form S-11 (No.
          333-49163)).
  4.10    Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
          State Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.3 of AMB
          Property, L.P.'s Registration Statement on Form S-11 (No.
          333-49163)).
  4.11    Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
          State Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.4 of AMB
          Property, L.P.'s Registration Statement on Form S-11 (No.
          333-49163)).
  4.12    Fourth Supplemental Indenture, by and among AMB Property,
          L.P., AMB Property Corporation and State Street Bank and
          Trust Company of California, N.A., as trustee (incorporated herein by reference as Exhibit 4.1 of AMB Property, L.P.'s
          Current Report on Form 8-K/A filed on November 9, 2000).
  4.13    Specimen of 7.10% Notes due 2008 (included in the First
          Supplemental Indenture incorporated by reference as Exhibit
          4.2 of AMB Property, L.P.'s Registration Statement on Form
          S-11 (No. 333-49163)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.14    Specimen of 7.50% Notes due 2018 (included in the Second
          Supplemental Indenture incorporated by reference as Exhibit
          4.3 of AMB Property, L.P.'s Registration Statement on Form
          S-11 (No. 333-49163)).
  4.15    Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.'s Registration
          Statement on Form S-11 (No. 333-49163)).
  4.16    $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9,
          2001, attaching the Parent Guarantee dated January 9, 2001
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          31, 2001).
  4.17    $50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on March
          16, 2001).
  4.18    $25,000,000 6.75% Fixed Rate Note No. 10 dated September 6,
          2001, attaching the Parent Guarantee dated September 6, 2001
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on
          September 18, 2001).
  4.19    $20,000,000 5.90% Fixed Rate Note No. 11 dated January 17,
          2002, attaching the Parent Guarantee dated January 17, 2002
          (incorporated herein by reference to Exhibit 4.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          23, 2002).
 10.1     Distribution Agreement dated August 15, 2000 by and among
          AMB Property Corporation, AMB Property, L.P., Morgan Stanley
          & Co., Incorporated, Banc of America Securities LLC, Banc
          One Capital Markets, Inc., Chase Securities, Inc., Merrill
          Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan
          Securities Inc., and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 1.1 of Registrant's Current
          Report on Form 8-K/A filed on November 9, 2000).
 10.2     Terms Agreement dated as of December 14, 2000, by and
          between Morgan Stanley & Co., Incorporated and J.P. Morgan
          Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.'s Current
          Report on Form 8-K filed on January 8, 2001).
 10.3     Terms Agreement dated as of January 4, 2001, by and between
          A.G. Edwards & Sons, Inc. and AMB Property, L.P.
          (incorporated herein by reference to Exhibit 1.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          31, 2001).
 10.4     Terms Agreement dated as of March 2, 2001, by and among
          First Union Securities, Inc., AMB Property, L.P. and AMB
          Property Corporation (incorporated by reference to Exhibit
          1.1 of Registrants' current report on Form 8-K filed on
          March 16, 2001).
 10.5     Form of Change in Control and Noncompetition Agreement
          between AMB Property Corporation and Executive Officers
          (incorporated by reference to AMB Property, L.P.'s Annual
          Report on Form 10-K for the year ended December 31, 1998).
 10.6     Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.'s Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
 10.7     Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.'s Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
 10.8     Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999).
 10.9     Second Amended and Restated 1997 Stock Option and Incentive
          Plan (incorporated by reference to Exhibit 10.5 of AMB
          Property, L.P.'s Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.10    Tenth Amended and Restated Agreement of Limited Partnership
          of AMB Property II, L.P., dated December 6, 2001
          (incorporated by reference to Exhibit 10.1 of AMB Property,
          L.P.'s Current Report on Form 8-K filed on December 7,
          2001).
 10.11    First Amendment to Tenth Amended and Restated Agreement of
          Limited Partnership of AMB Property II, L.P., dated January
          1, 2002.
 10.12    Second Amendment to Tenth Amended and Restated Agreement of
          Limited Partnership of AMB Property II, L.P., dated February
          25, 2002.
 10.13    Revolving Credit Agreement dated as of May 24, 2000, among
          AMB Property, L.P., the banks listed therein, Morgan
          Guaranty Trust Company of New York, as Administrative Agent,
          Bank of America, N.A., as Syndication Agent, the Chase
          Manhattan Bank, as Documentation Agent, J.P. Morgan
          Securities Inc. and Banc of America Securities LLC, as Joint
          Lead Arrangers and Joint Bookmanagers, Bank one, NA,
          Commerzbank Aktiengesellschaft, PNC Bank National
          Association and Wachovia Bank, N.A., as Managing Agents and
          Banks Trust Company and Dresdner Bank AG, New York and Grand
          Cayman Branches, as Co-Agents (incorporated by reference to
          Exhibit 10.1 of AMB Property, L.P.'s Current Report on Form
          8-K filed on June 16, 2000).
 10.14    Guaranty of Payment made as of May 24, 2000, between AMB
          Property Corporation and Morgan Guaranty Trust Company of
          New York, as administrative agent for the banks listed on
          the signature page of the Revolving Credit Agreement
          (incorporated herein by reference to Exhibit 10.2 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on June
          16, 2000).
 10.15    Credit Agreement dated as of September 27, 1999, among AMB
          Institutional Alliance Fund I, L.P., AMB Institutional
          Alliance REIT I, Inc., the Lenders and issuing parties
          thereto, BT Realty Resources, Inc. and Chase Manhattan Bank
          (incorporated by reference to Exhibit 10.3 of AMB Property,
          L.P.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999).
 10.16    Revolving Credit Agreement dated as of August 23, 2001,
          among AMB Institutional Alliance Fund II, L.P., AMB
          Institutional Alliance REIT II, Inc., the banks and
          financial institutions listed therein, Bank of America, N.A.
          as Administrative Agent, Dresdner Bank AG, as Syndication
          Agent, and Bank One, NA, as Documentation Agent
          (incorporated by reference to Exhibit 10.4 of AMB Property,
          L.P.'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001).
 10.17    Terms Agreement dated as of August 30, 2001, by and among
          Lehman Brothers Inc., AMB Property, L.P., and AMB Property
          Corporation (incorporated by reference to Exhibit 1.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on
          September 18, 2001).
 10.18    Terms Agreement dated as of January 14, 2002, by and among
          Lehman Brothers Inc., AMB Property, L.P., and AMB Property
          Corporation (incorporated by reference to Exhibit 1.1 of AMB
          Property, L.P.'s Current Report on Form 8-K filed on January
          23, 2002).
 10.19    Third Amended and Restated 1997 Stock Option and Incentive
          Plan.
 10.20    Amendment No. 1 to the Third Amended and Restated 1997 Stock
          Option and Incentive Plan.
 10.21    2002 Stock Option and Incentive Plan.
 10.22    AMB Nonqualified Deferred Compensation Plan.
 21.1     Subsidiaries of AMB Property, L.P.
 23.1     Consent of Arthur Andersen LLP.
 24.1     Powers of Attorney (included in Part IV of this Form 10-K).
 99.1     Letter, dated March 28, 2002, from AMB Property, L.P. to the
          Securities and Exchange Commission.