Form 10-Q
period 2002-03-31
AMB PROPERTY LP
filed 2002-04-29
CIK 1045610

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545

AMB PROPERTY, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3285362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

(415) 394-9000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

AMB PROPERTY, L.P.

i

PART I

Item 1.     Financial Statements

AMB PROPERTY, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and December 31, 2001

	March 31,	December 31,
	2002	2001

	(unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,076,791	$1,064,422
Buildings and improvements	3,333,018	3,285,110
Construction in progress	157,142	181,179

Total investments in properties	4,566,951	4,530,711
Accumulated depreciation and amortization	(289,701)	(265,653)

Net investments in properties	4,277,250	4,265,058
Investment in unconsolidated joint ventures	71,137	71,097
Properties held for divestiture, net	139,370	157,174

Net investments in real estate	4,487,757	4,493,329
Cash and cash equivalents	86,829	73,071
Restricted cash	12,663	8,661
Mortgages receivable	87,214	87,214
Accounts receivable	75,399	70,794
Other assets	31,261	27,824

Total assets	$4,781,123	$4,760,893

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,229,433	$1,220,164
Unsecured senior debt securities	800,000	780,000
Alliance Fund II credit facility	116,000	123,500
Unsecured credit facility	—	12,000

Total debt	2,145,433	2,135,664
Dividends payable	41,429	4,960
Other liabilities	114,139	133,641

Total liabilities	2,301,001	2,274,265
Commitments and contingencies (Note 12)
Minority interests	532,329	534,276
Partners’ Capital:
General Partner, 83,834,960 and 83,592,418 units, respectively and 4,000,000 Series A preferred units with a $100,000 liquidation preference	1,748,707	1,752,342
Limited Partners, 4,932,916 and 4,969,027 units, respectively, 1,300,000 Series B preferred units with a $65,000 liquidation preference, and 800,000 Series J preferred units with a $40,000 liquidation preference	199,086	200,010

Total partners’ capital	1,947,793	1,952,352

Total liabilities and partners’ capital	$4,781,123	$4,760,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001

	For the Three Months Ended
	March 31,

	2002	2001

	(unaudited, dollars in thousands,
	except unit and per unit
	amounts)
Revenues
Rental revenues	$152,241	$135,801
Equity in earnings of unconsolidated joint ventures	1,483	1,474
Investment management income	2,588	2,420
Interest and other income	2,850	5,139

Total revenues	159,162	144,834
Expenses
Property operating expenses	18,480	16,339
Real estate taxes	18,589	16,581
Interest, including amortization	35,851	31,552
Depreciation and amortization	29,675	26,854
General and administrative	9,945	8,183
Loss on investments in other companies	—	4,655

Total expenses	112,540	104,164

Income before minority interests and gains from disposition of real estate	46,622	40,670
Minority interests’ share of income	(11,503)	(9,820)
Gains/(losses) from dispositions of real estate, net of minority interests	(288)	16,767

Net income before extraordinary items	34,831	47,617
Extraordinary items (early debt extinguishments)	(216)	—

Net income	34,615	47,617
Series A preferred unit distributions	(2,125)	(2,125)
Series B preferred unit distributions	(1,402)	(1,402)
Series J preferred unit distributions	(918)	—

Net income available to common unitholders	$30,170	$44,090

Income available to common unitholders attributable to:
General Partner	$28,370	$42,315
Limited Partner	1,800	1,775

Net income available to common unitholders	$30,170	$44,090

Basic Income Per Common Unit
Before extraordinary items	$0.34	$0.49
Extraordinary items	—	—

Net income available to common unitholders	$0.34	$0.49

Diluted Income Per Common Unit
Before extraordinary items	$0.34	$0.49
Extraordinary items	—	—

Net income available to common unitholders	$0.34	$0.49

Weighted Average Common Units Outstanding
Basic	88,262,128	89,669,950

Diluted	89,724,953	90,494,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001

	2002	2001

	(unaudited, dollars in thousands)
Cash Flows from Operating Activities
Net income	$34,615	$47,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,675	26,854
Loss on investments in other companies	—	4,655
Straight-line rents	(3,961)	(1,325)
Amortization of debt premiums and financing costs	(152)	451
Deferred compensation amortization	667	304
Minority interests	11,503	9,820
(Gains)/losses from dispositions of real estate	288	(16,767)
Non-cash portion of extraordinary items	(330)	—
Equity in loss of AMB Investment Management	—	(149)
Equity in earnings of unconsolidated joint ventures	(1,483)	(1,474)
Changes in assets and liabilities:
Accounts receivable and other assets	(3,076)	(24,005)
Accounts payable and other liabilities	(19,502)	30,570

Net cash provided by operating activities	48,244	76,551
Cash Flows from Investing Activities
Change in restricted cash and cash equivalents	(4,002)	(61,528)
Cash paid for property acquisitions	(30,486)	(90,320)
Additions to buildings, development costs, and other first generation improvements	(13,991)	(25,967)
Additions to second generation building improvements and lease costs	(11,223)	(7,426)
Additions to interests in unconsolidated joint ventures	—	(4,584)
Distributions received from unconsolidated joint ventures	1,433	1,173
Net proceeds from divestiture of real estate	36,923	30,295

Net cash used in investing activities	(21,346)	(158,357)
Cash Flows from Financing Activities
Issuance of common stock	868	1,020
Borrowings on secured debt	41,166	81,074
Payments on secured debt	(33,979)	(6,092)
Borrowings on unsecured credit facility	—	119,000
Payments on unsecured credit facility	(12,000)	(241,000)
Borrowings on Alliance Fund II credit facility	23,500	—
Payments on Alliance Fund II credit facility	(31,000)	—
Payment of financing fees	(1,662)	(624)
Net proceeds from issuances of senior debt securities	19,883	74,563
Net proceeds from issuances of preferred units	—	24,863
Contributions from co-investment partners	—	125,000
Distributions paid to general partner and preferred unitholders	(4,445)	(3,527)
Distributions to minority interests, including preferred units	(15,471)	(14,202)

Net cash provided by/(used in) financing activities	(13,140)	160,075

Net increase in cash and cash equivalents	13,758	78,269
Cash and cash equivalents at beginning of period	73,071	20,358

Cash and cash equivalents at end of period	$86,829	$98,627

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$20,328	$35,033
Non-cash transactions:
Acquisition of properties	$34,063	$90,320
Assumption of debt	(3,577)	—

Net cash paid	$30,486	$90,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2002

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(unaudited, dollars in thousands)
Balance at December 31, 2001	4,000,000	$96,100	83,592,418	$1,656,242	2,100,000	$101,225	4,969,027	$98,785	$1,952,352
Comprehensive income:
Net income	—	2,125	—	28,370	—	2,320	—	1,800
Total comprehensive income									34,615
Issuance of common limited partnership units in connection with issuance of restricted stock	—	—	165,640	4,475	—	—	—	—	4,475
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	40,791	868	—	—	—	—	868
Conversion of common limited partnership units to common stock	—	—	36,111	926	—	—	(36,111)	(702)	224
Deferred compensation	—	—	—	(4,475)	—	—	—	—	(4,475)
Deferred compensation amortization	—	—	—	667	—	—	—	—	667
Reallocation of interests	—	—	—	—	—	—	—	—	—
Distributions	—	(2,125)	—	(34,466)	—	(2,320)	—	(2,022)	(40,933)

Balance at March 31, 2002	4,000,000	$96,100	83,834,960	$1,652,607	2,100,000	$101,225	4,932,916	$97,861	$1,947,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

1.	Organization and Formation of the Operating Partnership

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings primarily in eight hub markets and gateway cities. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership, and its other controlled subsidiaries and the “Operating Partnership” means AMB Property, L.P. and its controlled subsidiaries.

      As of March 31, 2002, the Company owned an approximate 94.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.6% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital to fund certain acquisitions and development and renovation projects. As of March 31, 2002, the Operating Partnership had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), the successor-in-interest to AMB Investment Management, Inc. (“AMB Investment Management”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs, such as the Operating Partnership’s CustomerAssist Program and development projects available for sale to third parties. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method. The impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material.

      As of March 31, 2002, the Operating Partnership owned 914 industrial buildings and seven retail centers, located in 26 markets throughout the United States. The Operating Partnership’s strategy is to become a leading provider of High Throughput Distribution, or HTD, properties in supply-constrained, in fill submarkets located near key international passenger and cargo airports, highway systems, and sea ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey/ New York City, the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

San Francisco Bay Area, Southern California, Miami, and Seattle. As of March 31, 2002, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 82.3 million rentable square feet and were 94.4% leased to over 2,900 customers. As of March 31, 2002, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.1 million rentable square feet and were 87.2% leased to more than 120 customers.

      As of March 31, 2002, through AMB Capital Partners, the Operating Partnership also managed industrial buildings and retail centers, totaling approximately 2.6 million rentable square feet on behalf of various clients. In addition, the Operating Partnership has invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

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

      The interim results for the three months ended March 31, 2002 and 2001, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. During the three months ended March 31, 2001, the Operating Partnership recognized a loss on its investment in Webvan Group, Inc. totaling $4.7 million. The Operating Partnership had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income.

      In June and August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations, and 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB Statement No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB Statement No. 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. The Operating Partnership does not believe that either FASB Statement No. 143 or No. 144 will have a material impact on its financial position or results of operations. FASB Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and FASB Statement No. 144 was effective for fiscal years beginning after December 15, 2001.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Acquisition and Development Activity

      During the quarter ended March 31, 2002, the Operating Partnership invested $35.0 million in eight industrial buildings aggregating approximately 0.7 million square feet, all of which was through two of the Operating Partnership’s co-investment joint ventures.

      During the quarter ended March 31, 2002, the Operating Partnership completed industrial developments valued at $11.4 million, aggregating approximately 0.2 million square feet. The Operating Partnership also initiated a new industrial development project valued at $6.0 million aggregating approximately 0.2 million square feet.

      During the quarter ended March 31, 2001, the Operating Partnership invested $93.4 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.8 million square feet, which included the investment of $42.5 million in operating properties, consisting of eight industrial buildings aggregating approximately 0.9 million square feet for two of the Operating Partnership’s joint ventures.

      During the quarter ended March 31, 2001, the Operating Partnership also contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet, to two of its co-investment joint ventures. The Operating Partnership recognized a gain of $16.8 million on the contributions.

      As of March 31, 2002, the Operating Partnership had in its development pipeline: (1) 12 industrial projects, which will total approximately 3.1 million square feet and have an aggregate estimated investment by the Operating Partnership and, in certain instances, the Operating Partnership’s co-investors of $147.6 million upon completion and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $49.6 million upon completion. As of March 31, 2002, the Operating Partnership and its Development Alliance Partners have funded an aggregate of $130.8 million and will need to fund an estimated additional $66.4 million in order to complete current and planned projects.

4.     Property Divestitures and Properties Held for Divestiture

      Property Divestitures. During the quarter ended March 31, 2002, the Operating Partnership divested itself of one industrial and one retail building, aggregating approximately 0.3 million square feet, for an aggregate price of $38.5 million, with a resulting net loss of $0.3 million, which is net of minority interests’ share. Both of the buildings disposed were classified as held for sale as of December 31, 2001.

      Properties Held for Divestiture. As of March 31, 2002, the Operating Partnership had decided to divest itself of six retail centers and four industrial properties, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the condensed results of operations of the properties held for divestiture (dollars in thousands):

Properties Held for Divestiture at March 31, 2002

Three months ended March 31,	2002	2001

Income	$5,098	$4,429
Property operating expenses	1,772	1,585
Interest expense	914	986

Net income	$2,412	$1,858

5.	Mortgages Receivable

      In September 2000, the Operating Partnership sold a retail center located in Los Angeles, California. As of March 31, 2002, the Operating Partnership carried a 9.5% mortgage note in the principal amount of $74.0 million on the retail center. The maturity date of the mortgage note was extended to September 30, 2002. During 2001, the Operating Partnership renegotiated this mortgage and received a $5.0 million pay-down on the principal balance and increased the interest rate to 9.5% from 8.75%. The Operating Partnership has a first lien against the retail center as collateral for the mortgage note and believes that the underlying estimated fair value of the retail center is equal to or greater than the carrying value of the mortgage note.

      Through a wholly-owned subsidiary, the Operating Partnership also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of March 31, 2002, the outstanding balance on the note was $13.2 million.

6.     Debt

      As of March 31, 2002, and December 31, 2001, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2002	2001

Operating Partnership secured debt, varying interest rates from 3.7% to 10.4%, due October 2002 to April 2014 (weighted average interest rate of 8.0% at March 31, 2002)	$436,959	$453,954
Joint venture secured debt, varying interest rates from 3.5% to 10.4%, due July 2002 to June 2023 (weighted average interest rate of 7.1% at March 31, 2002)	787,133	759,374
Unsecured senior debt securities, varying interest rates from 5.9% to 8.0%, (weighted average interest rate of 7.2%), due June 2005 to June 2018.	800,000	780,000
Unsecured credit facility, variable interest at LIBOR plus 75 basis points, due May 2003.	—	12,000
Alliance Fund II credit facility, variable interest at LIBOR plus 87.5 basis points (weighted average interest rate of 2.8% at March 31, 2002), due August 2003.	116,000	123,500

Total before premiums	2,140,092	2,128,828
Unamortized premiums	5,341	6,836

Total consolidated debt	$2,145,433	$2,135,664

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of March 31, 2002, and December 31, 2001, the total gross investment book value of those properties securing the debt was $2.5 billion and $2.3 billion, respectively, including $1.3 billion and $1.2 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $71.2 million as of March 31, 2002, which bear interest at variable rates (weighted average interest rate of 3.7% as of March 31, 2002). The secured debt has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants as of March 31, 2002. As of March 31, 2002, the Operating Partnership had 23 non-recourse secured loans, which are cross collateralized by 50 properties. As of March 31, 2002, the Operating Partnership had $572.1 million (not including unamortized debt premiums) outstanding on these loans.

      Interest on the senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at March 31, 2002.

      In August 2000, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which are guaranteed by the Company. As of March 31, 2002, the Operating Partnership had issued $400.0 million of medium-term notes under this program. On January 14, 2002, the Operating Partnership issued and sold the remaining $20.0 million of the notes under this program to Lehman Brothers, Inc., as principal. The Company has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The Operating Partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties.

      In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company guarantees the Operating Partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee based on the Operating Partnership’s credit rating. The credit facility has various financial and non-financial covenants. Management believes that the Operating Partnership was in material compliance with these covenants at March 31, 2002. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. As of March 31, 2002, there was no outstanding balance on the credit facility and the amount available under the credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility from Bank of America, N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points. The credit facility is secured by the unfunded capital commitments of the third party investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”) and the Alliance Fund II. As of March 31, 2002, the outstanding balance was $116.0 million and the remaining amount available was $34.0 million. The credit facility has various financial and non-financial covenants. Management believes that the Alliance Fund II and the Alliance REIT II were in material compliance with these covenants at March 31, 2002.

      During the quarter ended March 31, 2002, the Operating Partnership retired $28.8 million of secured debt. The Operating Partnership recognized a net extraordinary loss of $0.2 million related to the early debt retirement.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2002, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating		Unsecured
	Partnership	Joint	Senior
	Secured	Venture	Debt	Credit
	Debt	Debt	Securities	Facilities	Total

2002	$17,767	$28,621	$—	$—	$46,388
2003	76,151	37,528	—	116,000	229,679
2004	72,426	52,030	—	—	124,456
2005	62,338	38,449	250,000	—	350,787
2006	86,466	74,888	25,000	—	186,354
2007	25,618	32,395	75,000	—	133,013
2008	33,619	148,119	175,000	—	356,738
2009	5,176	32,958	—	—	38,134
2010	52,780	93,595	75,000	—	221,375
2011	1,311	167,878	75,000	—	244,189
Thereafter	3,307	80,672	125,000	—	208,979

	$436,959	$787,133	$800,000	$116,000	$2,140,092

7.     Minority Interests

      Minority interests in the Operating Partnership represent interests held by certain third parties in several real estate joint ventures, aggregating approximately 29.0 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Operating Partnership owns a majority interest; or (2) the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. As of March 31, 2002, the Operating Partnership had investments in five co-investment joint ventures with a gross book value of $1.3 billion, which are consolidated for financial reporting purposes and which are discussed below.

      The Operating Partnership, together with one of its other affiliates, owned, as of March 31, 2002, approximately 50% of AMB/ Erie. L.P., (“Erie”). Erie is a co-investment partnership between the Operating Partnership and various entities related to Erie Insurance Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of March 31, 2002, Erie had a total capitalization of $199.0 million.

      The Operating Partnership, together with one of the its other affiliates, owned, as of March 31, 2002, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. (“Alliance Fund I”). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. (“Alliance REIT I”), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of March 31, 2002, the Alliance Fund I had a total capitalization of $378.0 million. The Operating Partnership is the managing general partner of the Alliance Fund I.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership, together with one of its other affiliates, formed AMB Partners II, L.P. (“Partners II”) to acquire, manage, develop, and redevelop distribution facilities nationwide. On February 14, 2001, Partners II received an equity contribution from City and County of San Francisco Employees’ Retirement System (“CCSFERS”) of $50.0 million. As of March 31, 2002, Partners II had a total capitalization of $206.0 million. The Operating Partnership is the managing general partner of Partners II and owned, as of March 31, 2002, approximately 50% of Partners II.

      The Operating Partnership, together with one of its , formed AMB-SGP, L.P. (“AMB-SGP”) with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”), to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million. As of March 31, 2002, AMB-SGP had a total capitalization of $320.0 million. The Operating Partnership is the managing general partner of AMB-SGP and owned, as of March 31, 2002, approximately 50.3% of AMB-SGP.

      The Operating Partnership, together with one of its other affiliates, formed the AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”), in which AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”) became a partner on June 28, 2001. The Operating Partnership owned, as of March 31, 2002, 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between the Operating Partnership, the Alliance REIT II, and a third party limited partner. The Alliance REIT II included 14 institutional investors as stockholders as of March 31, 2002. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of March 31, 2002, the Alliance Fund II had a total capitalization of $244.0 million. The Operating Partnership is the managing general partner of the Alliance Fund II.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interest liability and the minority interests’ share of net income (dollars in thousands):

		Share of Net Income

		For the Three
		Months Ended
		March 31,
	Liability as of
	March 31, 2002	2002	2001

Joint Venture Partners	$357,567	$7,966	$4,364
Held through AMB Property II, L.P.:
Series C Preferred Units (liquidation preference of $110,000)	—	—	2,406
Series D Preferred Units (liquidation preference of $79,767)	77,687	1,545	1,545
Series E Preferred Units (liquidation preference of $11,022)	10,788	214	214
Series F Preferred Units (liquidation preference of $19,872)	19,597	395	395
Series G Preferred Units (liquidation preference of $1,000)	954	20	20
Series H Preferred Units (liquidation preference of $42,000)	40,915	853	853
Series I Preferred Units (liquidation preference of $25,500)	24,821	510	23

Total	$532,329	$11,503	$9,820

8.     Investments in Unconsolidated Joint Ventures

      The Operating Partnership has non-controlling limited partnership interests in three separate unconsolidated joint ventures. The Operating Partnership accounts for the joint ventures using the equity method of accounting. Under the agreements governing the joint ventures, the Operating Partnership and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. The Operating Partnership has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Operating Partnership also has a 50% interest in each of two other operating and development alliance joint ventures. The Operating Partnership’s net equity investment in these joint ventures is shown as Investment in unconsolidated joint ventures on the accompanying consolidated balance sheets. For the three months ended March 31, 2002 and 2001, the Operating Partnership’s share of net operating income from these joint ventures was $2.6 million and $2.8 million, respectively.

9.     Partners’ Capital

      During the quarter ended March 31, 2002, the Operating Partnership redeemed 36,111 of its common limited partnership units for shares of the Company’s common stock. Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter) elect to have the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Operating Partnership presently anticipates that it will generally elect to have the Company issue shares of the Company’s common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors, assuming common stock was issued in the exchange.

      In December 2001, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common stock. The new stock repurchase program expires in December 2003 and no repurchases have been made under the new program as of March 31, 2002.

      The following table sets forth the distribution declarations per unit for the three months ended March 31:

		For the Three
		Months Ended
		March 31,

Security	Paying Entity	2002	2001

Common limited partnership units	Operating Partnership	$0.410	$0.395
Series A preferred units	Operating Partnership	$0.531	$0.531
Series B preferred units	Operating Partnership	$1.078	$1.078
Series C preferred units	AMB Property II, L.P.	n/a	$1.094
Series D preferred units	AMB Property II, L.P.	$0.969	$0.969
Series E preferred units	AMB Property II, L.P.	$0.969	$0.969
Series F preferred units	AMB Property II, L.P.	$0.994	$0.994
Series G preferred units	AMB Property II, L.P.	$0.994	$0.994
Series H preferred units	AMB Property II, L.P.	$1.016	$1.016
Series I preferred units	AMB Property II, L.P.	$1.000	$0.044
Series J preferred units	Operating Partnership	$0.994	n/a

10.     Income Per Unit

      The Operating Partnership’s only dilutive securities outstanding for the three months ended March 31, 2002 and 2001 were stock options and restricted stock granted by the Company under its stock incentive plans. The effect on diluted income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months Ended
	March 31,

	2002	2001

Weighted Average Common Units
Basic	88,262,128	89,669,950
Stock options and restricted stock	1,462,825	824,924

Diluted	89,724,953	90,494,874

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Segment Information

      The Operating Partnership operates industrial and retail properties nationwide and manages its business both by property type and by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of March 31, 2002, the Operating Partnership operated industrial properties in eight hub and gateway markets in addition to 18 other markets nationwide. As of March 31, 2002, the Operating Partnership operated retail properties in Miami, Atlanta, Chicago, the San Francisco Bay Area, Boston, and Baltimore. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing, and leasing strategies.

      Within the hub and gateway market categorization, the Operating Partnership operates in eight major U.S. markets. The other industrial markets category captures all of the Operating Partnership’s other smaller markets nationwide. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues(1)

	For the Three Months Ended
	March 31,

	2002	2001

Industrial Hub & Gateway Markets:
Atlanta	$7,314	$9,088
Chicago	11,886	11,592
Dallas/ Ft. Worth	6,621	8,185
No. New Jersey/ New York	10,832	10,965
San Francisco Bay Area	30,002	24,111
Southern California	18,650	15,055
Miami	8,296	8,727
Seattle	5,492	6,345

Total hub & gateway markets	99,093	93,988
Total other industrial markets	43,752	33,452
Total retail markets	5,435	7,036

Total properties	$148,280	$134,476

(1)	Excludes straight-line rents of $4.0 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Property NOI(1)(2)

	For the Three Months		Total Gross Investment(3)
	Ended March 31,
			March 31,	December 31,
	2002	2001	2002	2001

Industrial Hub & Gateway Markets:
Atlanta	$5,880	$5,814	$277,090	$271,663
Chicago	8,332	6,756	343,494	330,127
Dallas/ Fort Worth	4,839	4,607	191,204	171,263
Northern New Jersey/ New York	7,263	7,580	403,160	406,077
San Francisco Bay Area	25,293	20,230	808,354	806,528
Southern California	14,713	11,750	707,675	694,602
Miami	6,232	6,634	290,304	288,046
Seattle	4,376	4,544	196,966	193,154

Total hub & gateway markets	76,928	67,915	3,218,247	3,161,460
Total other industrial markets	30,731	29,154	1,316,439	1,321,959

Total industrial markets	107,659	97,069	4,534,686	4,483,419
Total retail markets	3,552	4,487	32,265	47,292

Total properties	$111,211	$101,556	$4,566,951	$4,530,711

(1)	Excludes straight-line rents of $4.0 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively.

(2)	Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3)	Excludes net properties held for divestiture of $139.4 million as of March 31, 2002, and $157.2 million as of December 31, 2001.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership uses property net operating income as an operating performance measure. The following table reconciles total reportable segment revenue and property net operating income to rental revenues and income from operations (dollars in thousands):

	For the Three Months Ended
	March 31,

	2002	2001

Rental revenues
Total rental revenues for reportable segments	$148,280	$134,476
Straight-line rents	3,961	1,325

Total rental revenues	$152,241	$135,801

Income before minority interests and net gains from dispositions of real estate
Property net operating income for reportable segments	$111,211	$101,556
Straight-line rents	3,961	1,325
Equity in earnings of unconsolidated joint ventures	1,483	1,474
Investment management income	2,588	2,420
Other income	2,850	5,139
Less:
Interest, including amortization	(35,851)	(31,552)
Depreciation and amortization	(29,675)	(26,854)
General, administrative, and other	(9,945)	(8,183)
Loss on investments in other companies	—	(4,655)

Income before minority interests and gains (losses)	$46,622	$40,670

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

      General Uninsured Losses. The Operating Partnership carries property and rental loss, liability, flood, and environmental insurance. The Operating Partnership believes that the policy terms and conditions, limits, and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and industry practice. In addition, certain of the Operating Partnership’s properties are located in areas that are subject to earthquake activity; therefore, the Operating Partnership has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of terrorism, that may be either uninsurable or not economically insurable. Should an

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

      Captive Insurance Company. The Operating Partnership has responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”) in December 2001. Arcata provides insurance coverage for all or a portion of losses below the increased deductible under the third party policies. The Operating Partnership capitalized Arcata in accordance with regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Operating Partnership’s properties. Annually, the Operating Partnership intends to engage an independent third party to perform an actuarial estimate of future projected claims.

      Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, the Operating Partnership believes that it will be able to obtain insurance for its portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

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

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	our failure to divest of properties that we have contracted to sell or to timely reinvest proceeds from any such divestitures;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits, and public opposition to these activities);

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	possible impairments in timely financial reporting or access to capital markets if Arthur Andersen LLP is unable to perform audit-related services;

•	changes in real estate and zoning laws;

•	increases in real property tax rates; and

•	risks of doing business internationally.

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

      Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are the registered trademarks of AMB Property Corporation, our general partner: AMB®; Customer Alliance Partners®; Customer Alliance Program®; Development Alliance Partners®; Development Alliance Program®; eSpace®; Institutional Alliance Partners®; Institutional Alliance Program®; Management Alliance Partners®; Management Alliance Program®; UPREIT Alliance Partners®; UPREIT Alliance Program®, HTD®; and High Throughput Distribution®. The following marks are the unregistered trademarks of AMB Property Corporation, our general partner: Broker Alliance Partners™; Broker Alliance Program™; Strategic Alliance Partners™; and Strategic Alliance Programs™.

GENERAL

      We commenced operations in 1997, shortly before the consummation of AMB Property Corporation’s initial public offering.

      We generate revenue primarily from rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs. In addition, our growth is, in part, dependent on our ability to increase occupancy rates or increase rental rates at our properties and our ability to continue the acquisition and development of additional properties. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Moreover, as the general partner of the co-investment joint ventures, we generally will be liable for all of the joint ventures’ unsatisfied obligations other than non-recourse obligations. Any such liabilities could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income. We believe that there are no additional impairments of the carrying values of our investments in real estate at March 31, 2002.

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

      As of March 31, 2002, we owned and operated 914 industrial buildings and seven retail centers, totaling approximately 83.4 million rentable square feet, located in 26 markets nationwide. As of March 31, 2002, our industrial and retail properties were 94.4% and 87.2% leased, respectively. As of March 31, 2002, through our subsidiary, AMB Capital Partners, LLC, we also managed industrial buildings and retail centers, totaling approximately 2.6 million rentable square feet on behalf of various clients. In addition, we have invested in 40 industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

      As of March 31, 2002, we had six retail centers and four industrial properties, which were held for divestiture. During the quarter, we disposed of one industrial building and one retail building, aggregating approximately 0.3 million rentable square feet, for an aggregate price of $38.5 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply-constrained markets in the U.S. and internationally that better fit our current investment focus.

      We are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. As of March 31, 2002, AMB Property Corporation owned an approximate 94.4% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive, and complete responsibility and discretion in our day-to-day management and control.

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

Co-investment Joint Ventures

      We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of March 31, 2002, we had investments in five co-investment joint ventures with a gross book value of $1.3 billion, which are consolidated for financial reporting purposes and which are discussed below. We believe that our co-investment program will also continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so.

Acquisition and Development Activity

      During the quarter, we invested $35.0 million in operating properties, consisting of eight industrial buildings aggregating approximately 0.7 million square feet, all of which was through two of our co-investment joint ventures.

      During the quarter, we completed industrial developments valued at $11.4 million, aggregating approximately 0.2 million square feet. We also initiated a new industrial development project valued at $6.0 million aggregating approximately 0.2 million square feet.

      As of March 31, 2002, we had in our development pipeline: (1) 12 industrial projects, which will total approximately 3.1 million square feet and have an aggregate estimated investment by us and, in certain instances, our co-investors of $147.6 million upon completion and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $49.6 million upon completion. As of March 31, 2002, we and our Development Alliance Partners have funded an aggregate of $130.8 million and will need to fund an estimated additional $66.4 million in order to complete current and planned projects.

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

Growth Strategies

     Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on re-tenanted space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of March 31, 2002, our industrial properties and retail centers were 94.4% leased and 87.2% leased, respectively. During the quarter, we increased average industrial base rental rates (on a cash basis) by 3.0% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, and percentage rents. During the quarter, we also increased same-store net operating income by 2.0% on our industrial properties.

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

     Growth Through Developments for Sale

      Through a wholly-owned subsidiary, Headlands Realty Corporation, we conduct a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. During 2001, we completed and sold two value-added conversion projects for a net gain of $13.2 million. As of March 31, 2002, we were developing two projects for sale to third parties.

     AMB Capital Partners

      AMB Capital Partners, LLC provides real estate investment management services on a fee basis to third-party clients. On December 31, 2001, AMB Investment Management, Inc. was reorganized through a series of related transactions into AMB Capital Partners. On May 31, 2001, we began consolidating our investment in AMB Investment Management by acquiring 100% of its common stock for $0.3 million. Prior to May 31, 2001, we owned 100% of AMB Investment Management’s non-voting preferred stock (representing a 95% economic interest therein) and reflected our investment using the equity method.

Results of Operations

      The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as the same store properties. For the comparison between the years ended March 31, 2002 and 2001, the same store industrial properties consisted of properties aggregating approximately 72.5 million square feet. The properties acquired during the first three months of 2002 consisted of eight buildings, aggregating approximately 0.7 million square feet. The properties acquired during 2001 consisted of 65 buildings, aggregating approximately 6.8 million square feet. In the first three month of 2002, the property divestitures consisted of one industrial building and one retail center, aggregating approximately 0.3 million square feet. In 2001, property divestitures consisted of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

For the Three Months Ended March 31, 2002 and 2001

Rental Revenues	2002	2001	$ Change	% Change

	(dollars in millions)
Same store	$127.7	$126.0	$1.7	1.3%
2001 acquisitions	16.0	0.9	15.1	n/a
2002 acquisitions	0.7	—	0.7	—
Developments	2.2	1.1	1.1	100.0%
Divestitures	1.6	6.5	(4.9)	(75.4)%
Straight-line rents	4.0	1.3	2.7	207.7%

Total	$152.2	$135.8	$16.4	12.1%

      The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases on renewals and rollovers, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower average occupancies. Occupancy was 94.3% at March 31, 2002, and 95.9% at March 31, 2001. During the quarter, the same store rent increases on industrial renewals and rollovers (cash basis) was 2.9% on 4.3 million square feet leased.

Investment Management and Other Income	2002	2001	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$1.5	$1.5	$0.0	0.0%
Investment management income	2.6	2.4	0.2	8.3%
Interest and other income	2.8	5.1	(2.3)	(45.1)%

Total	$6.9	$9.0	$(2.1)	(23.3)%

      The $0.2 million increase in investment management income was due primarily to increased asset management fees and priority distributions from our co-investment joint ventures. The $2.3 million decrease in interest and other income was primarily due to our having no construction loans to our unconsolidated joint ventures and no bridge loans to our joint ventures in 2002.

Property Operating Expenses and Real Estate Taxes
(Exclusive of depreciation and amortization)	2002	2001	$ Change	% Change

Rental expenses	$18.5	$16.3	$2.2	13.5%
Real estate taxes	18.6	16.6	2.0	12.0%

Property operating expenses	$37.1	$32.9	$4.2	12.8%

Same store	$30.8	$30.6	$0.2	0.7%
2001 acquisitions	4.4	0.2	4.2	—
2002 acquisitions	0.6	—	0.6	—
Developments	0.9	0.1	0.8	—
Divestitures	0.4	2.0	(1.6)	(80.0)%

Total	$37.1	$32.9	$4.2	12.8%

      The increase in same store properties’ operating expenses primarily relates to increases in real estate taxes and insurance expenses, partially offset by decreases in common area maintenance expenses.

Other Expenses	2002	2001	$ Change	% Change

Interest, including amortization	$35.9	$31.5	$4.4	14.0%
Depreciation and amortization	29.7	26.9	2.8	10.4%
General and administrative	9.9	8.2	1.7	20.7%

Total	$75.5	$66.6	$8.9	13.4%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities, an increase in secured debt balances, and our secured credit facility, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased personnel and occupancy costs. In addition, the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001, contributed to the increase in general and administrative expenses.

      During 2001, we recognized $4.7 million of losses on investments in other companies, related to our investment in Webvan Group, Inc.

      During 2002, we retired $28.8 million of secured debt primarily in connection with property divestitures and prepayments. We recognized a net extraordinary loss of $0.2 million related to the early retirement of debt, resulting from prepayment penalties, partially offset by the write-off of debt premiums.

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

Capital Resources

      Property Divestitures. During the quarter, we divested ourselves of one industrial and one retail buildings for an aggregate price of $38.5 million, with a resulting net loss of $0.3 million, net of minority interest partners’ share. Both of these buildings were classified as held for sale as of December 31, 2001.

      Properties Held for Divestiture. We have decided to divest ourselves of four industrial properties and six retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2002, the net carrying value of the properties held for divestiture was $139.4 million.

      Co-investment Joint Ventures. We consolidate the financial position, results of operations, and cash flows of our five co-investment joint ventures. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and, as a result, control all of the major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of March 31, 2002, we owned approximately 29.0 million square feet of our properties through these entities. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. The inability to obtain new joint venture partners could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

      During the quarter ended March 31, 2001, we contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet, to two of our co-investment joint ventures. We recognized a gain of $16.8 million related to these contributions, representing the portion of the contributed properties acquired by the third party co-investors.

      We owned, as of March 31, 2002, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of March 31, 2002, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with debt financings and our investment, creates a total planned capitalization of $420.0 million.

      We formed AMB Partners II, L.P. to acquire, manage, develop, and redevelop distribution facilities nationwide. On February 14, 2001, Partners II received an equity contribution from with the City and County of San Francisco Employees’ Retirement System of $50.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $250.0 million. We are the managing general partner of Partners II and owned, as of March 31, 2002, approximately 50% of Partners II.

      We formed AMB-SGP, L.P. with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $425.0 million. We are the managing general partner of AMB-SGP and owned, as of March 31, 2002, approximately 50.3% of AMB-SGP.

      We formed the AMB Institutional Alliance Fund II, L.P., in which AMB Institutional Alliance REIT II, Inc. became a partner on June 28, 2001. We owned, as of March 31, 2002, 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between us, the Alliance REIT II, and a third party limited partner. The Alliance REIT II included 14 institutional investors as stockholders as of March 31, 2002. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of March 31, 2002, the Alliance Fund II had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $489.0 million. We are the managing general partner of the Alliance Fund II.

      Credit Facilities. In May 2000, we entered into a $500.0 million unsecured revolving credit agreement. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee, which is based on our credit rating. We have the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points, which is based on our credit rating. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates. As of March 31, 2002, there was no outstanding balance on our unsecured credit facility. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At March 31, 2002, the remaining amount available under our unsecured credit facility was $500.0 million (excluding the $200.0 million of potential additional capacity).

      In July 2001, the Alliance Fund II obtained a $150.0 million credit facility from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of March 31, 2002, the outstanding balance was $116.0 million and the remaining amount available was $34.0 million. The credit facility is secured by the unfunded capital commitments of the third party investors in the Alliance REIT II and the Alliance Fund II.

      Partners’ Capital. During the quarter ended March 31, 2002, we redeemed 36,111 common limited partnership units for shares of AMB Property Corporation’s common stock.

      In December 2001, AMB Property Corporation’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of its common stock. The new stock repurchase program expires in December 2003 and no repurchases have been made under the new program through March 31, 2002.

      Debt. As of March 31, 2002, the aggregate principal amount of our secured debt was $1.2 billion, excluding unamortized debt premiums of $5.3 million. The secured debt bears interest at rates varying from 3.5% to 10.4% per annum (with a weighted average rate of 7.4%) and final maturity dates ranging from July 2002 to June 2023. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $71.2 million as of March 31, 2002, which bear interest at variable rates (with a weighted average interest rate of 3.7% at March 31, 2002).

      In August 2000, we commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which are guaranteed by AMB Property Corporation. As of March 31, 2002, we had issued $400.0 million of medium-term notes under this program. On January 14, 2002, we issued and sold the remaining $20.0 million of the notes under this program to Lehman Brothers, Inc., as principal. AMB Property Corporation has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. We used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties.

      If we are unable to refinance or extend principal payments on our senior debt securities due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to pay distributions to our unitholders, make payments to our noteholders, and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

      Mortgage Receivables. In September 2000, we sold a retail center located in Los Angeles, California. As of March 31, 2002, we carried a 9.5% mortgage note in the principal amount of $74.0 million on the retail center. During 2001, we renegotiated this mortgage, extended the maturity date to September 20, 2002, received a $5.0 million pay-down on the principal balance, and increased the interest rate to 9.5% from 8.75%. We have a first lien against the retail center as collateral for the mortgage note and believes that the underlying estimated fair value of the retail center is equal to or greater than the carrying value of the mortgage note. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of March 31, 2002, the outstanding balance on the note was $13.2 million.

      In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. At March 31, 2002, our total debt-to-total market capitalization ratio was 43.6%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our general partner’s board of directors could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

      The tables below summarize our debt maturities and capitalization as of March 31, 2002 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Total
	Debt(1)	Debt	Securities	Facilities(2)	Debt

2002	$17,767	$28,621	$—	$—	$46,388
2003	76,151	37,528	—	116,000	229,679
2004	72,426	52,030	—	—	124,456
2005	62,338	38,449	250,000	—	350,787
2006	86,466	74,888	25,000	—	186,354
2007	25,618	32,395	75,000	—	133,013
2008	33,619	148,119	175,000	—	356,738
2009	5,176	32,958	—	—	38,134
2010	52,780	93,595	75,000	—	221,375
2011	1,311	167,878	75,000	—	244,189
Thereafter	3,307	80,672	125,000	—	208,979

Subtotal	436,959	787,133	800,000	116,000	2,140,092
Unamortized premiums	3,677	1,664	—	—	5,341

Total consolidated debt	440,636	788,797	800,000	116,000	2,145,433
Our share of unconsolidated joint venture debt(3)	—	39,430	—	—	39,430

Total debt	440,636	828,227	800,000	116,000	2,184,863
Joint venture partners’ share of consolidated joint venture debt	—	(444,798)	—	(92,800)	(537,598)

Our share of total debt	$440,636	$383,426	$800,000	$23,200	$1,647,265

Weighed average interest rate	8.0%	7.1%	7.2%	2.8%	7.1%
Weighed average maturity (in years)	4.5	7.2	7.3	1.4	6.4

(1)	All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $71.2 million as of March 31, 2002, which bear interest at variable rates (with a weighted average interest rate of 3.7% at March 31, 2002).

(2)	The 2003 maturity represents a secured credit facility obtained by the Alliance Fund II, which will repay the facility with capital contributions and secured debt proceeds. We also have a $500.0 million unsecured credit facility, which matures in 2003 and had no outstanding balance at March 31, 2002.

28

(3)	The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 6.3% and 6.5 years, respectively.

Market Capital

	Units
Security	Outstanding	Market Price	Market Value

Common general partnership units	84,064,371	$27.50	$2,311,770
Common limited partnership units	4,932,916	27.50	135,655

Total	88,997,287		$2,447,425

Preferred Units

	Dividend	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred units	8.50%	$100,000	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	19,872	March 2005
Series G preferred units	7.95%	1,000	August 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006

Weighted Average/Total	8.18%	$384,161

Capitalization Ratios

Total debt-to-total market capitalization	43.6%
Our share of total debt-to-total market capitalization	36.8%
Total debt plus preferred-to-total market capitalization	51.2%
Our share of total debt plus preferred-to-total market capitalization	45.4%
Our share of total debt-to-total book capitalization	44.9%

     Liquidity

      As of March 31, 2002, we had approximately $99.5 million in cash, restricted cash, and cash equivalents, and $500.0 million of additional available borrowings under our credit facility. We also had $34.0 million of additional available borrowing under our Alliance Fund II credit facility. To fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements, we intend to use: (1) cash from operations; (2) borrowings under our credit facility; (3) other forms of secured and unsecured financing; (4) proceeds from any future debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); (5) proceeds from divestitures of properties; and (6) private capital. The unavailability of capital would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

      We declared a regular cash distribution for the quarter ending March 31, 2002, of $0.41 per common unit. The distributions were payable on April 15, 2002, to common unitholders of record on April 4, 2002. The Series A, B, E, F, G, and J preferred unit distributions were also payable on April 15, 2002, to unitholders of record on April 4, 2002. The Series D, H, and I preferred unit distributions were payable on March 25, 2002, to unitholders of record on March 11, 2002. The following table sets forth the distribution declarations for the three months ended March 31, 2002 and 2001:

		For the Three
		Months Ended
		March 31,

Security	Paying Entity	2002	2001

Common partnership units	AMB Property, L.P.	$0.410	$0.395
Series A preferred units	AMB Property, L.P.	$0.531	$0.531
Series B preferred units	AMB Property, L.P.	$1.078	$1.078
Series C preferred units	AMB Property II, L.P.	n/a	$1.094
Series D preferred units	AMB Property II, L.P.	$0.969	$0.969
Series E preferred units	AMB Property II, L.P.	$0.969	$0.969
Series F preferred units	AMB Property II, L.P.	$0.994	$0.994
Series G preferred units	AMB Property II, L.P.	$0.994	$0.994
Series H preferred units	AMB Property II, L.P.	$1.016	$1.016
Series I preferred units	AMB Property II, L.P.	$1.000	$0.044
Series J preferred units	AMB Property, L.P.	$0.994	n/a

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

     Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of March 31, 2002, we are developing 12 projects representing a total estimated investment of $147.6 million upon completion and two development projects available for sale representing a total estimated investment of $49.6 million upon completion. Of this total, $130.8 million had been funded as of March 31, 2002, and an estimated $66.4 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, and net proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow. This could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. We have no other material capital commitments.

      Acquisitions. During the quarter, we invested $35.0 million in eight operating industrial buildings, aggregating approximately 0.7 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and limited partnership unit issuances, and net proceeds from property divestitures.

      Captive Insurance Company. We have responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. in December 2001. Arcata provides insurance coverage for all or a portion of losses below the increased deductible under the third party policies. We capitalized Arcata in accordance with regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience of our properties. Annually, we intend to engage an independent third party to perform an actuarial estimate of future projected claims.

      Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, we believe that we have been able to obtain insurance for our portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

      Potential Unknown Liabilities. Unknown liabilities may include the following: (1) liabilities for clean-up or remediation of undisclosed environmental conditions; (2) claims of customers, vendors, or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions; (3) accrued but unpaid liabilities incurred in the ordinary course of business; (4) tax liabilities; and (5) claims for indemnification by the officers and directors of our general partner’s predecessors and others indemnified by these entities.

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

      The following table reflects the calculation of funds from operations (dollars in thousands):

	For the Three Months Ended
	March 31,

	2002	2001

Income before minority interests and gains/(losses)	$46,622	$40,670
Real estate related depreciation and amortization:
Total depreciation and amortization	29,675	26,854
FF&E depreciation and ground lease amortization(1)	(674)	(481)
FFO attributable to minority interests:
Joint venture partners(2)	(12,844)	(7,187)
Series C-I preferred unit distributions	(3,537)	(5,456)
Adjustments to derive FFO in unconsolidated joint ventures(3):
Our share of net income	(1,483)	(1,474)
Our share of FFO	2,129	2,120
Preferred unit distributions	(4,445)	(3,527)

Funds from operations	$55,443	$51,519

(1)	FF&E depreciation represents depreciation on furniture, fixtures, and equipment that is not real estate related. Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

(2)	Represents FFO attributable to minority interests in consolidated joint ventures whose interests are not exchangeable into common stock of AMB Property Corporation. The minority interests’ share of net operating income for the three months ended March 31, 2002 and 2001, was $19.7 million and $9.9 million, respectively.

(3)	Our share of net operating income for the quarters ended March 31, 2002 and 2001, was $2.6 million and $2.8 million, respectively.

Operating and Leasing Statistics Summary

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three month period ended March 31, 2002 (dollars in thousands):

Three Months Ended
March 31, 2002

Square feet owned(1)(2)	82,289,218
Occupancy percentage(1)	94.4%
Weighted average lease terms:
Original	6.2 years
Remaining	3.2 years
Tenant retention	74.4%
Rent increases on renewals and rollovers	3.0%
Square feet leased	4,421,637
Second generation tenant improvements and leasing commissions per sq. ft.(3):
Renewals	$0.88
Re-tenanted	2.53

Weighted average	$1.73

Recurring capital expenditures(4)
Tenant improvements	$3,919
Lease commissions and other lease costs	4,963
Building improvements	2,341

Sub-total	11,223
Partners’ share of capital expenditures	(2,842)

Total	$8,381

(1)	Includes all industrial consolidated operating properties and excludes development and renovation projects. Excludes retail and other properties’ square feet of 1,085,891, occupancy of 87.2%, and annualized base rent of $12.7 million.

(2)	In addition to owned square feet as of March 31, 2002, we managed, through our subsidiary, AMB Capital Partners, approximately 2.6 million additional square feet of industrial, retail, and other properties. We also have investments in approximately 4.9 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(3)	Consists of all second-generation leases renewing or re-tenanting with lease terms greater than one year.

(4)	Includes second generation leasing costs and building improvements.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three month period ended March 31, 2002:

Three Months Ended
March 31, 2002

Square feet in same store pool(1)	72,525,762
% of total square feet	88.1%
Occupancy percentage at period end
March 31, 2002.	95.1%
March 31, 2001.	96.1%
Tenant retention	76.6%
Rent increases on lease commencements	2.9%
Square feet leased	4,294,936
Cash basis net operating income growth % increase:
Revenues	1.6%
Expenses	0.5%
Net operating income	2.0%

(1)	Excludes properties purchased or developments stabilized after December 31, 2000.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevalent market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes: (1) interest rate fluctuations in connection with our credit facilities and other variable rate borrowings; and (2) our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2002, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $5.3 million as of March 31, 2002:

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total Debt

Fixed rate debt(1)	$45,518	$88,982	$95,545	$348,131	$178,449	$1,196,245	$1,952,870
Average interest rate	7.9%	7.8%	8.0%	7.4%	7.3%	7.4%	7.4%
Variable rate debt(2)	$870	$140,697	$28,911	$2,656	$7,905	$6,183	$187,222
Average interest rate	3.7%	2.9%	4.0%	3.9%	3.5%	3.5%	3.1%

(1)	Represents 91.3% of all outstanding debt.

(2)	Represents 8.7% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 31 basis points), then the increase in interest expense on the variable rate debt would be approximately $0.6 million annually.

PART II

Item 1.     Legal Proceedings

      As of March 31, 2002, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.     Changes in Securities and Use of Proceeds

      On January 11, 2002, we redeemed 10,227 common limited partnership units for 10,227 shares of AMB Property Corporation’s common stock from two individuals. On February 1, 2002, we redeemed 25,884 common limited partnership units for 25,884 shares of AMB Property Corporation’s common stock from an individual. The issuance of the 36,111 shares of our common stock in exchange for the common limited partnership units was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

We May Be Unable to Renew Leases or Relet Space as Leases Expire

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 11.9% of our industrial properties (based on annualized base rent) as of March 31, 2002, will expire on or prior to December 31, 2002. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A Significant Number of Our Properties are Located in California

      Our industrial properties located in California as of March 31, 2002, represented approximately 28.4% of the aggregate square footage of our industrial operating properties as of March 31, 2002, and 36.0% of our industrial annualized base rent. Annualized base rent means the monthly contractual amount under existing leases as of March 31, 2002, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity.

Some Potential Losses are not Covered by Insurance

      We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the joint ventures, we generally will be liable for all of the joint ventures’ unsatisfied obligations other than non-recourse obligations. Any such liabilities could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of March 31, 2002, 291 industrial buildings aggregating approximately 23.4 million square feet (representing 28.4% of our industrial operating properties based on aggregate square footage and 36.0% based on industrial annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Capital Partners, LLC, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies, and Partnerships

      As of March 31, 2002, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of March 31, 2002, we owned approximately 29.0 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following: (1) our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture); (2) our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; (3) our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives; and (4) agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s, or partner’s interest or “buy-sell” or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

We May be Unable to Complete Divestitures on Advantageous Terms

      We have decided to divest ourselves of six retail centers and four industrial properties, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

     Debt Financing

We Could Incur More Debt

      We operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation’s capital stock and the number of shares of capital stock and limited partnership units outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation’s common stock or other outstanding classes of capital stock, and future issuance of shares of AMB Property Corporation’s capital stock. However, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, AMB Property Corporation, as our general partner, could alter or eliminate this policy without unitholder or noteholder consent. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

      We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to make distributions to our unitholders and payments to our noteholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of March 31, 2002, we had total debt outstanding of approximately $2.1 billion.

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

Rising Interest Rates Could Adversely Affect Our Cash Flow

      As of March 31, 2002, we had $116.0 million outstanding under our Alliance Fund II secured credit facility, no outstanding balance on our unsecured credit facility, and we had seven secured loans with an aggregate principal amount of $71.2 million, which bear interest at variable rates (with weighted average interest rate of 3.7% as of March 31, 2002). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

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

We Could Default on Cross-Collateralized and Cross-Defaulted Debt

      As of March 31, 2002, we had 23 non-recourse secured loans, which are cross collateralized by 50 properties. As of March 31, 2002, we had $572.1 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and the senior debt securities of the operating partnership contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure our credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders.

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

Our Access to Timely Financial Reporting and to Capital Markets May be Impaired if Arthur Andersen LLP in Unable to Perform Required Audit-Related Services

      On March 14, 2002, our independent public accountant, Arthur Andersen, LLP, was indicted on federal obstruction of justice charges arising from the U.S. government’s investigation of Enron Corporation. Arthur Andersen LLP has indicated that it intends to contest vigorously the indictment. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen LLP, and interim financial statements reviewed by it, so long as Arthur Andersen LLP is able to make certain representations to its clients. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission could be impaired if the Securities and Exchange Commission ceases accepting financial statements audited by Arthur Andersen LLP, if Arthur Andersen LLP becomes unable to make the required representations to us, or if for any other reason Arthur Andersen LLP is unable to perform required audit-related services for us. However, we believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility, are adequate for us to meet our liquidity requirements for the foreseeable future.

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

Certain of AMB Property Corporation’s Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control

      As of March 31, 2002, Aspire Development, L.P. owns interests in three retail development projects in the U.S., one of which is a single freestanding Walgreens drugstore and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director of AMB Property Corporation, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of AMB Property Corporation’s executive officers individually own: (1) less than 1% interests in the stocks of certain publicly-traded real estate investment trusts; (2) certain interests in and rights to developed and undeveloped real property located outside the United States; and (3) certain other de minimus holdings in equity securities of real estate companies.

      Thomas W. Tusher, a member of AMB Property Corporation’s board of directors, is a limited partner in a partnership in which Messrs. Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued at approximately $2.2 million. Messrs. Moghadam and Burke each have a 26.7% interest in the partnership, each valued at approximately $3.0 million.

      We believe that the properties and activities set forth above generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director of AMB Property Corporation, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, the continued involvement by AMB Property Corporation’s executive officers and directors in these properties could divert management’s attention from our day-to-day operations. Our policy prohibits us from acquiring any properties from our executive officers or their affiliates without the approval of the disinterested members of AMB Property Corporation’s board of directors with respect to that transaction.

AMB Property Corporation’s Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of Our Limited Partners or Noteholders

      As of April 24, 2002, we believe that AMB Property Corporation’s two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and ABP Investments U.S. (with respect to various client accounts for which ABP Investments U.S. serves as investment advisor) beneficially owned 13.9% of AMB Property Corporation’s outstanding common stock. In addition, AMB Property Corporation’s executive officers and directors beneficially owned 4.3% of AMB Property Corporation’s outstanding common stock as of April 24, 2002, and will have influence on AMB Property Corporation’s management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation’s stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation’s affairs if they choose to do so.

     Government Regulations

      Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with Americans with Disabilities Act

      Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act might require us to remove structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” If we fail to comply with the Americans with Disabilities Act, then we might be required to pay fines to the government or damages to private litigants. The impact of application of the Americans with Disabilities Act to our properties, including the extent and timing of required renovations, is uncertain. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, then our cash flow and the amounts available for distributions to our unitholders and payments to our noteholders.

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

Certain Property Transfers May Generate Prohibited Transaction Income

      From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction due to our general partner’s election to be treated as a real estate investment trust. Our general partner would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS were to successfully argue that a transfer or disposition of property constituted a prohibited transaction, then our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description

3.1	Sixth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated April 17, 2002 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on April 23, 2002).
4.1	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 14, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
10.1	Terms Agreement dated as of August 15, 2000, by and among Morgan Stanley & Co., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
12.1	Calculation of Ratio of Earnings to Fixed Charges for AMB Property, L.P.

      (b) Reports on Form 8-K:

•	AMB Property, L.P. filed a Current Report on Form 8-K on January 23, 2002, in connection with the issuance of $20.0 million in senior unsecured notes by AMB Property, L.P. under its medium-term note program.

•	AMB Property, L.P. filed a Current Report on Form 8-K on April 23, 2002, in connection with the issuance and sale by AMB Property, L.P. of 800,000 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units.

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

Date: April 29, 2002