Form 10-K
period 2002-12-31
AMB PROPERTY LP
filed 2003-03-19
CIK 1045610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13545

AMB Property, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	94-3285362
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 394-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      State the aggregate market value of common shares held by non-affiliates of the registrant: None. No market for the Registrant’s partnership units exists and, therefore, a market value for such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference the Registrant’s Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

PART I

Item 1.     Business

General

      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates industrial property in key distribution markets throughout North America, in Europe and in Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Increasingly, our properties are designed for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. We currently serve 2,550 customers in a portfolio (owned, managed or under development) totaling 992 buildings, encompassing approximately 94.6 million square feet (8.8 million square meters), in 30 global markets.

      We are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in target markets in North America, in Europe and in Asia. As of December 31, 2002, AMB Property Corporation owned an approximate 94.5% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility and discretion in our day-to-day management and control. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property, L.P. and our other controlled subsidiaries.

      Our investment strategy targets customers whose businesses are growing at a faster rate than world gross domestic product (GDP) — specifically, participants in global trade. To serve the facilities needs of these customers, we invest in major markets: transportation hubs and gateways in the U.S., and targeted distribution and airport markets internationally. Our target markets are characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annual base rents, approximately 70% of these assets are concentrated in eight U.S. hub and gateway distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, San Francisco Bay Area, Miami and Seattle.

      By focusing on an investment strategy that benefits from high customer demand and limited competition from new supply, we believe that over time net operating income will grow and our property values will increase. We work to implement this strategy by investing in locations that have geographic or regulatory supply constraints, high barriers to entry and close proximity to large population centers, and in buildings with customer-preferred characteristics.

      Our portfolio is comprised of strategically located industrial buildings in in-fill submarkets; in-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development. A substantial majority of our owned or managed buildings function as High Throughput Distribution®, or HTD® facilities; buildings designed to quickly distribute our customers’ products, rather than store them. Our investment focus on HTD assets is based on the secular change toward lower inventory levels and expedited supply chains.

      HTD facilities have a variety of characteristics that allow the rapid transport of goods from point-to-point; examples include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. These facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports. We believe that these building characteristics represent an important success factor for time-sensitive tenants such as air express, logistics and freight forwarding companies.

      As of December 31, 2002, we owned and operated (exclusive of properties that we managed for third parties) 904 industrial buildings and nine retail and other properties, totaling approximately 85.2 million rentable square feet, located in 28 markets throughout North America and in France. As of December 31, 2002, our industrial and retail properties were 94.6% and 88.6% leased, respectively. As of December 31, 2002, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers, totaling approximately 1.7 million rentable square feet, on behalf of various clients. In addition, as of December 31, 2002, we had investments in 43 industrial buildings, totaling approximately 5.5 million rentable square feet, through unconsolidated joint ventures.

      As of December 31, 2002, we had two retail centers, four industrial properties and two development properties that we are holding for divestiture. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply-constrained markets in the U.S. and internationally that better fit our current investment focus.

      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Boston, Massachusetts and Amsterdam, the Netherlands. As of December 31, 2002, we employed 184 individuals, 141 at our San Francisco headquarters, 42 in our Boston office and one in our Amsterdam office. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      The following marks are the registered trademarks of AMB Property Corporation: AMB®; Broker Alliance Partners®; Broker Alliance Program®; Customer Alliance Partners®; Customer Alliance Program®; Development Alliance Partners®; Development Alliance Program®; HTD®; High Throughput Distribution®; Institutional Alliance Partners®; Institutional Alliance Program®; Management Alliance Partners®; Management Alliance Program®; Strategic Alliance Partners®; UPREIT Alliance Partners®; and UPREIT Alliance Program®. The following mark is the unregistered trademark of AMB Property Corporation: Strategic Alliance ProgramsTM.

Co-investment Joint Ventures

      We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income, which enhances our returns. As of December 31, 2002, we had investments in five co-investment joint ventures with a gross book value of $1.6 billion, which are consolidated for financial reporting purposes.

Acquisition, Development and Disposition Activity

      During 2002, we invested $403.3 million in operating properties, consisting of 43 industrial buildings, aggregating approximately 5.4 million square feet, and a parking lot adjacent to Los Angeles International Airport. Our acquisitions included the investment of $166.5 million in 31 buildings, aggregating approximately 3.1 million square feet, through two of our co-investment joint ventures.

      During 2002, we completed industrial developments valued at $135.4 million, aggregating approximately 3.1 million square feet. We also initiated eight new industrial development projects valued at $90.6 million, aggregating approximately 1.8 million square feet, including new international industrial development projects valued at $50.3 million, aggregating approximately 1.1 million square feet.

      As of December 31, 2002, we had in our development pipeline ten industrial projects, which will total approximately 1.7 million square feet and have an aggregate estimated investment of $106.8 million upon completion and three development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $49.1 million upon completion. As of December 31, 2002, we and our partners had funded an aggregate of $92.8 million and needed to fund an estimated additional $63.1 million in order to complete current and planned projects.

      During 2002, we disposed of 58 industrial buildings, two retail buildings, and an undeveloped retail land parcel, aggregating approximately 5.7 million rentable square feet, for an aggregate price of $244.0 million. During 2002, we also sold $76.9 million in operating properties, consisting of 15 industrial buildings aggregating approximately 1.9 million square feet, to one of our co-investment joint ventures. During 2002, we also completed and sold six buildings developed as part of our development-for-sale program for a net gain of $1.0 million.

Operating Strategy

      We base our operating strategy on extensive operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, leasing, finance, accounting and market research. We leverage our expertise across a large customer base and have long-standing relationships with entrepreneurial real estate management and development firms in our target markets, our Strategic Alliance Partners®.

      We believe that real estate is fundamentally a local business and best operated by forging alliances with service providers in each target market. We believe that this strategy results in a mutually beneficial relationship as these alliance partners provide us with high-quality, local market expertise and intelligence. We, in turn, contribute value to the alliance relationship through national and global customer relationship development, industry knowledge, perspective and financial strength.

      While our alliance relationships give us local market benefits, we retain flexibility to focus on our core competencies: developing and executing our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns.

Growth Strategies

Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on rollover space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating and growing a large global portfolio. As of December 31, 2002, our industrial properties and retail centers were 94.6% leased and 88.6% leased, respectively. During 2002, average industrial base rental rates (on a cash basis) decreased by 1.0% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements and percentage rents. During 2002, we increased cash-basis same-store net operating income by 3.5% on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates (on a cash basis) of 14.5%; and we have experienced average quarterly increases in industrial same-store net operating income (on a cash basis) of 6.5%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance.

      While occupancy levels in our industrial portfolio were similar in 2002 and 2001, rents on lease renewals and rollovers were lower in 2002 as the general contraction in business activity nationwide caused a reduction in demand for industrial warehouse facilities. This reduction in demand was evidenced by two significant factors: decreases in national industrial occupancy levels and negative net absorption of industrial facility space. Specifically, according to Torto Wheaton Research, at December 31, 2001, national industrial occupancy was 90.2%; by December 31, 2002, national occupancy fell to 88.8%. As reported by Torto Wheaton Research, national net absorption of industrial space (the change in the amount of square footage leased in existing and newly constructed industrial properties) was positive from 1989 through 2000. By contrast, Torto Wheaton Research reported that net absorption was negative by 152 million square feet in 2001 and 34 million square feet in 2002. In 2002, these factors combined to reduce market rents for industrial properties by approximately 15% to 20% nationally from peak levels at the beginning of 2001. While the level of rental rate reduction varied by market, we strove to maintain high occupancy by pricing lease renewals and new leases with sensitivity to local market conditions.

Growth Through Acquisitions and Capital Redeployment

      We believe that our significant acquisition experience, our alliance-based operating strategy and our extensive network of property acquisition sources will continue to provide opportunities for external growth.

We have forged relationships with third-party local property management firms through our Management Alliance Program®. We believe that these alliances will create acquisition opportunities, as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for our limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

      We are generally in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners.

Growth Through Development

      We believe that renovation and expansion of properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully-leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development or properties that are well located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We believe that we have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our global market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program®, we have established strategic alliances with global and regional developers to enhance our development capabilities.

      The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our general partner’s officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with our Development Alliance Partners®. This way, we leverage the development skill, access to opportunities and capital of such developers and we eliminate the need and expense of an extensive in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner’s interest in the joint venture. We may also structure developments where we would own 100% of the asset with an incentive development fee to be paid upon completion to our development partner.

Growth Through Co-Investments

      We co-invest with third-party partners (some of whom may be clients of AMB Capital Partners, LLC, to the extent such partners commit new investment capital) through partnerships, limited liability companies or joint ventures. We currently use a co-investment formula with each third party whereby we will own at least a 20% interest in all ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments and private capital income; however, there can be no assurance that it will continue to do so. During 2002, we sold $76.9 million in operating properties, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to one of our co-investment joint ventures, AMB-SGP, L.P. We recognized a gain of $3.3 million related to this sale, representing the portion of the sold properties acquired by the third-party co-investor. We also sold 30% of our interest in AMB Partners II, L.P., our co-investment joint venture with the City and County of San Francisco Employees’ Retirement System, to our co-investment joint venture partner; we now own 20% of AMB Partners II, L.P. We recognized a gain of $6.3 million related to this sale.

Growth Through Developments for Sale

      We, through our taxable REIT subsidiaries, conduct a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. During 2002, we completed and sold six value-added conversion buildings for a net gain of $1.0 million. As of December 31, 2002, we were developing three projects for sale to third parties. During 2001, we completed and sold two value-added conversion projects for a net gain of $13.2 million.

Growth Through Global Expansion

      Over the next three to five years, we expect to have from 10% to 15% of our assets invested in international markets. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include Paris, Amsterdam, London, Frankfurt and Madrid. Our Asian target markets currently include Singapore, Hong Kong and Tokyo. In 2002, our first year of international operation, we earned $0.7 million in rental revenues from our Mexico City, Guadalajara and Paris properties. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Business Risks” in this report.

      We believe that expansion into target international markets represents a natural extension of our well-established strategy to invest in industrial markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving the global supply chain. Our expansion strategy mirrors our domestic focus on in-fill locations, which are supply-constrained submarkets with political, economic or physical constraints to new development; and, land, as a high percentage of total asset value, becoming more valuable for higher and better use over time. Our international investments will extend our offering of High Throughput Distribution facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from world air-cargo flows, a sector expected to grow significantly faster than world GDP growth. In addition, our investments target major consumer distribution markets and customers.

      We believe that our established customer relationships, our contacts in the air cargo and logistics industries, diligent underwriting of markets and investment considerations and our strategic alliance partnerships with knowledgeable, local-market property brokers, developers and managers will assist us in competing internationally.

Business Risks

      See: “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” for a complete discussion of the various risks that could adversely affect us.

Item 2.	Properties

Industrial Properties

      As of December 31, 2002, we owned 904 industrial buildings aggregating approximately 84.2 million rentable square feet, located in 28 markets throughout North America and France. Our industrial properties accounted for $501.2 million, or 97.7%, of our total annualized base rent as of December 31, 2002. Our industrial properties were 94.6% leased to over 2,300 customers, the largest of which accounted for no more than 2.6% of our annualized base rent from our industrial properties. See “Item 14. Note 17 of Notes to Consolidated Financial Statements” for segment information related to our operations.

      Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings. The following table identifies type and characteristics of our industrial buildings and each type’s percentage of our total portfolio based on square footage at December 31:

Building Type	Description	2002	2001

Warehouse	15,000-75,000 SF, single or multi-customer	40.2%	40.3%
Bulk Warehouse	Over 75,000 SF, single or multi-customer	39.6%	37.8%
Flex Industrial	Includes assembly or R&D, single or multi-customer	7.5%	9.6%
Light Industrial	Smaller customers, 15,000 SF or less, higher office finish	6.5%	7.3%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	2.3%	1.8%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	2.6%	1.6%
Office	Single or multi-customer, used strictly for office	1.3%	1.5%

      Lease Terms. Our industrial properties are typically subject to lease on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which customers pay expenses over certain threshold levels. In addition, most of our leases include fixed rental increases or CPI rental increases. Lease terms typically range from three to ten years, with an average of six years, excluding renewal options. However, the majority of our industrial leases do not include renewal options.

      Overview of Major Target Markets. Our industrial properties are located near key passenger and air cargo airports, key interstate highways, and seaports in major domestic metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York, the San Francisco Bay Area, Miami and Seattle. Our international industrial facilities are located in major distributions markets including Mexico City, Guadalajara and Paris. We believe our industrial properties’ strategic location, transportation network and infrastructure, and large consumer and manufacturing bases support strong demand for industrial space.

      Within these metropolitan areas, our industrial properties are concentrated in locations with limited new construction opportunities within established, relatively large submarkets, which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These in-fill locations are typically near major passenger and air cargo facilities, seaports or convenient to major highways and rail lines, and are proximate to a diverse labor pool. There is typically broad demand for industrial space in these centrally located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer constraints to the supply of additional industrial properties.

Industrial Market Operating Statistics

      As of December 31, 2002, we operated in eight domestic hub and gateway markets, in addition to 20 other markets throughout North America and France. The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development.

					No. New	San			Total	Total
			Dallas/	Los	Jersey/	Francisco			Hub	Other
	Atlanta	Chicago(1)	Ft.Worth	Angeles	New York	Bay Area	Miami	Seattle	Markets	Markets	Total

Square feet owned(1)	7,235,434	7,821,563	3,728,532	12,205,784	7,487,729	11,296,618	4,432,361	4,857,434	58,975,455	25,227,567	84,203,022
Our pro rata share of square feet	4,699,741	6,049,044	2,740,714	8,544,968	5,121,955	8,801,807	4,008,449	3,008,807	42,885,515	22,413,294	65,298,809
Occupancy Percentage	90.8%	94.5%	96.3%	97.7%	97.1%	94.7%	95.7%	97.2%	95.5%	92.5%	94.6%
Annualized base rent (000’s)	$27,187	$34,879	$14,761	$71,391	$46,997	$94,458	$30,357	$22,718	$342,748	$158,461	$501,209
Annualized base rent per square foot	$4.14	$4.72	$4.11	$5.99	$6.46	$8.83	$7.31	$4.81	$6.09	$6.79	$6.29
Lease expirations as a percentage of ABR:
2003	11.9%	19.7%	16.3%	17.7%	16.7%	14.6%	12.6%	22.3%	16.1%	13.7%	15.4%
2004	13.1%	21.9%	18.8%	15.8%	28.4%	15.1%	22.4%	18.1%	18.5%	10.4%	16.0%
2005	20.7%	16.3%	22.5%	14.7%	9.3%	16.8%	20.6%	11.4%	15.9%	15.8%	16.0%
2006	17.8%	22.1%	13.8%	16.0%	8.2%	10.4%	14.3%	11.1%	13.5%	11.0%	12.8%
2007	6.4%	7.8%	8.0%	11.0%	15.4%	12.1%	15.5%	19.6%	12.1%	16.6%	13.4%
Weighted average lease terms Original	6.0 years	6.3 years	5.4 years	5.9 years	5.5 years	5.8 years	5.9 years	6.0 years	5.9 years	7.0 years	6.2 years
Remaining	3.9 years	2.3 years	1.9 years	3.1 years	2.9 years	3.0 years	3.0 years	3.0 years	3.0 years	4.0 years	3.3 years
Tenant Retention (Year-to-date)	64.7%	88.1%	55.6%	83.4%	96.3%	60.7%	57.3%	65.2%	74.0%	74.7%	74.2%
Rent increases on renewals and rollovers	-8.3%	-5.6%	3.4%	10.8%	11.7%	-8.0%	-15.1%	-12.2%	-1.8%	1.0%	-1.0%
Same space leased	1,121,943	1,220,090	387,071	2,092,507	1,566,866	2,083,734	706,839	1,124,633	10,303,683	4,396,916	14,700,599
Same store cash basis NOI growth	-2.8%	5.7%	2.1%	2.1%	-5.3%	15.1%	4.0%	-4.9%	5.2%	-0.4%	3.5%
Square feet owned in same store pool(2)	5,160,923	6,492,649	3,413,679	9,319,905	5,280,207	8,775,561	4,342,361	3,520,291	46,305,576	21,693,009	67,998,585
Total market square footage(3)	7,587,220	11,992,828	4,328,659	15,080,058	7,914,243	12,298,081	4,968,046	4,984,898	69,154,033	25,432,716	94,586,749

(1)	Includes all industrial consolidated operating properties and excludes industrial developments and renovation projects.

(2)	Same store pool excludes properties purchased or developments stabilized after December 31, 2000.

(3)	Total market square footage includes industrial and retail operating properties, development properties, unconsolidated properties, properties managed for third parties and reallocation of on-tarmac properties.

Industrial Operating Portfolio Overview

      As of December 31, 2002, our 904 industrial buildings were diversified across 28 markets throughout North America and France. The average age of our industrial properties is 19 years (since the property was built or substantially renovated). The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated).

		Total	Percentage			Percentage		Annualized
		Rentable	of Total		Annualized	of Total		Base Rent
	Number of	Square	Rentable	Percentage	Base Rent	Annualized	Number	per Leased
Industrial Properties	Buildings	Feet(1)	Square Feet	Leased	(000’s)	Base Rent	of Leases	Square Foot

Hub and Gateway Markets:
Atlanta	61	7,235,434	8.6%	90.8%	$27,187	5.4%	183	$4.14
Chicago(2)	92	7,821,563	9.3	94.5	34,879	7.0	184	4.72
Dallas/ Ft. Worth	41	3,728,532	4.4	96.3	14,761	2.9	105	4.11
Los Angeles(3)	144	12,205,784	14.5	97.7	71,391	14.2	364	5.99
N. New Jersey/ New York City	79	7,487,729	8.9	97.1	46,997	9.4	254	6.46
San Francisco Bay Area	143	11,296,618	13.4	94.7	94,458	18.8	400	8.83
Miami	42	4,342,361	5.2	95.7	30,557	6.1	225	7.31
Seattle	47	4,857,434	5.8	97.2	22,718	4.5	168	4.81

Subtotal/ Weighted Average	649	58,975,455	70.0	95.5	342,748	68.4	1,883	6.09
Other Markets:
Austin	9	1,365,873	1.6	94.1	9,559	1.9	27	7.44
Baltimore/ Washington D.C.	63	4,105,921	4.9	96.9	30,749	6.1	287	7.73
Boston	38	4,401,018	5.2	95.1	22,933	4.6	57	5.48
Charlotte	10	729,836	0.9	55.9	1,900	0.4	24	4.66
Cincinnati	6	812,053	1.0	95.1	2,512	0.5	13	3.25
Columbus	2	465,433	0.6	48.4	683	0.1	1	3.03
Guadalajara, Mexico	5	687,088	0.8	88.3	3,691	0.7	13	6.08
Memphis	17	1,883,845	2.2	97.4	9,014	1.8	46	4.91
Mexico City	1	786,979	0.9	100.0	4,246	0.8	1	5.40
Minneapolis	42	4,456,905	5.3	95.9	18,382	3.7	203	4.30
New Orleans	5	411,689	0.5	94.5	1,959	0.4	47	5.04
Newport News	1	60,215	0.1	78.8	584	0.1	3	12.31
Orlando	19	1,845,494	2.2	81.9	6,608	1.3	80	4.37
Paris, France	1	67,415	0.1	100.0	677	0.1	1	10.04
Portland	5	676,104	0.8	100.0	2,940	0.6	11	4.35
San Diego	5	276,167	0.3	100.0	2,545	0.5	21	9.22
On-Tarmac(4)	26	2,195,532	2.6	91.0	39,479	7.9	167	19.76

Subtotal/ Weighted Average	255	25,227,567	30.0	92.5	158,461	31.6	1,002	6.79

Total/ Weighted Average	904	84,203,022	100.0%	94.6%	$501,209	100.0%	2,885	$6.29

(1)	In addition to owned square feet, we manage, through our subsidiary, AMB Capital Partners, LLC, 1.7 million additional square feet of industrial, retail and other properties.

(2)	We also have an ownership interest in 36 industrial buildings totaling 4.0 million square feet in the Chicago market through our investment in an unconsolidated joint venture.

(3)	We also have an ownership interest in 7 industrial buildings totaling 1.4 million square feet in the Los Angeles market through our investment in an unconsolidated joint venture.

(4)	Includes on-tarmac airport air cargo facilities at 11 airports.

Industrial Lease Expirations

      The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2002, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

		Annualized	Percentage of
	Rentable	Base Rent	Annualized
Year of Lease Expiration(1)	Square Feet	(000s)(2)	Base Rent

2003(3)	14,068,516	$82,252	15.4%
2004	13,476,638	85,679	16.0
2005	13,542,987	84,741	16.0
2006	9,916,313	68,271	12.8
2007	9,572,812	71,905	13.4
2008	6,265,707	38,605	7.2
2009	3,697,563	21,802	4.1
2010	2,589,890	26,418	4.9
2011	1,898,797	21,040	3.9
2012	2,593,493	19,794	3.7
2013 and beyond	1,508,054	14,131	2.6

Total	79,130,770	$534,638	100.0%

(1)	Schedule includes in-place leases and leases with future commencement dates.

(2)	Calculated as monthly rent at expiration multiplied by 12.

(3)	Includes month-to-month leases totaling 0.5 million square feet.

Customer Information

      Largest Property Customers. Our 25 largest industrial property customers by annualized base rent are set forth in the table below.

			Percentage of		Percentage of
	Number	Aggregate	Aggregate		Aggregate
	of	Rentable	Leased	Annualized	Annualized
Industrial Customer Name(1)	Leases	Square Feet	Square Feet(2)	Base Rent	Base Rent(3)

United States Government(4)(5)	30	642,264	0.8%	$13,150	2.6%
FedEx Corporation(4)	30	727,965	0.9	9,608	1.9
Harmonic Inc.	3	241,980	0.3	4,776	0.9
Proctor & Gamble Manufactura	2	797,168	1.0	4,308	0.8
International Paper Company	7	541,379	0.7	4,069	0.8
Abgenix, Inc.	2	97,887	0.1	3,607	0.7
County of Los Angeles(6)	12	248,078	0.3	3,551	0.7
Waitex International Co. Ltd.	5	504,940	0.6	3,212	0.6
Ford Motor Company	1	610,878	0.8	3,034	0.6
Ahold NV	7	680,565	0.8	2,879	0.6
TJX Companies, Inc.	4	699,157	0.9	2,824	0.6
FMI International	3	439,390	0.5	2,533	0.5
Wells Fargo and Company	5	213,432	0.3	2,510	0.5
Danzas AEI International	7	352,476	0.4	2,472	0.5
United Airlines Inc.(4)	4	121,381	0.2	2,437	0.5
Home Depot USA Inc.	3	577,813	0.7	2,392	0.5
BAX Global Inc.(4)	4	151,452	0.2	2,332	0.5
Forward Air Corporation	7	344,765	0.4	2,249	0.4
CNF Inc.	9	545,495	0.4	2,242	0.4
Boeing Company	5	457,565	0.6	2,237	0.4
Johnson & Johnson	4	129,449	0.2	2,196	0.4
Applied Materials, Inc.	1	290,557	0.4	2,152	0.4
Cirrus Logic	1	48,384	0.1	2,113	0.4
United Liquors, Ltd.	1	440,000	0.5	2,057	0.4
DJ Air Services, Inc.	1	51,920	0.1	2,054	0.4

Total		9,756,340	12.1%	$86,994	17.0%

(1)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer. We also hold a lease at Park One with an annualized base rent of $6.5 million, which is not included because it is not an industrial operating property.

(2)	Computed as aggregate leased square feet divided by the aggregate leased square feet of the industrial and retail properties.

(3)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of the industrial and retail and other properties.

(4)	Apron rental amount (but not square footage) are included.

(5)	United States Government includes the United States Postal Service (USPS), U.S. Customs and the United Stated Department of Agriculture (USDA).

(6)	County of Los Angeles includes Children’s Services, the Fire Department, the District Attorney’s Office, the Sheriff and the Unified School District.

Operating and Leasing Statistics

Industrial Operating and Leasing Statistics

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Square feet owned at December 31(1)(2)	84,203,022	81,550,880	77,795,989
Occupancy percentage at December 31	94.6%	94.5%	96.4%
Weighted average lease term:
Original	6.2 years	6.3 years	6.4 years
Remaining	3.3 years	3.3 years	3.5 years
Tenant retention	74.2%	66.8%	59.0%
Same Space Leasing Activity:(3)
Rent increases on renewals and rollovers	(1.0)%	20.4%	25.6%
Same space square footage commencing (millions)	14.7	11.9	11.9
2nd generation leasing activity:(4)
Renewals	$1.30	$0.99	$1.22
Re-tenanted	2.45	3.25	2.27

Weighted average	$1.90	$2.05	$1.86

Same space square footage commencing (millions)	19.0	13.9	n/a

(1)	Includes all consolidated operating properties and excludes industrial development and renovation projects.

(2)	In addition to owned square feet as of December 31, 2002, we manage, through our subsidiary, AMB Capital Partners, 1.7 million additional square feet of industrial, retail and other properties. We also have investments in 5.5 million square feet of industrial properties through our investments in unconsolidated joint ventures.

(3)	Consists of second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation leasing activity includes total tenant improvements, lease commissions and other leasing costs incurred during the leasing of second generation space. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed space or space vacant at acquisition.

Industrial Same Store Operating Statistics

      The following table summarizes key operating and leasing statistics for our same store properties as of and for the years ended December 31, 2002, 2001 and 2000. The same store pool excludes properties purchased and developments stabilized after December 31, 2000. For an explanation of our same store properties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

	2002	2001	2000

Square feet in same store pool at December 31	67,998,585	60,165,437	52,145,350
% of total industrial square feet	80.8%	73.8%	68.8%
Occupancy percentage at period end	94.6%	94.6%	96.8%
Tenant retention	73.3%	64.5%	59.2%
Rent increases on renewals and rollovers	(1.4)%	23.5%	27.0%
Same space square footage commencing (millions)	13.8	10.0	9.9
Cash basis net operating income growth % increase
Revenues	3.9%	6.4%	7.3%
Expenses	5.1%	6.9%	3.5%
NOI	3.5%	6.3%	8.5%

Retail Properties

Retail and Other Property Summary

      The following table sets forth the rentable square footage of our retail centers and other properties as of December 31, 2002, and represents properties in which we own a fee simple interest or a controlling interest (consolidated).

	Total		Annualized
	Rentable	Percentage	Base Rent
Retail Properties	Square Feet	Leased	(000’s)(1)

Around Lenox(3)	120,946	67.1%	$2,185
Beacon Center	63,240	61.9	754
Charles & Chase	48,000	100.0	300
Howard & Western(4)	88,544	94.3	1,196
Mazzeo Drive	88,420	100.0	717
Novato Fair Shopping Center(3)	126,193	90.1	1,002
Palm Aire	131,233	96.9	1,648
Springs Gate land(3)	n/a	n/a	n/a
The Plaza at Delray(3)(4)	332,908	91.5	4,161

Total/ Weighted Average	999,484	88.6%	$11,963

(1)	Annualized base rent means the monthly contractual amount under existing leases at December 31, 2002, multiplied by 12. This amount excludes expense reimbursements, rental abatements, and percentage rents.

(2)	Calculated as total Annualized Base Rent divided by total rentable square feet actually leased as of December 31, 2002.

(3)	We hold an interest in this property through a joint venture interest in a limited partnership.

(4)	This property is held for divestiture as of December 31, 2002.

      Our retail properties have an average age of 12 years since they were built, expanded or renovated. During 2002, we sold two retail properties totaling approximately 0.3 million rentable square feet and an undeveloped retail land parcel. As of December 31, 2002, we had two retail centers, aggregating approximately 0.4 million rentable square feet, held for divestiture.

Development Pipeline

      The following table sets forth the properties owned by us as of December 31, 2002, which were undergoing renovation, expansion or new development. No assurance can be given that any of such projects will be completed on schedule or within budgeted amounts.

Industrial Development and Renovation Deliveries

			Estimated	Estimated	Estimated	Our
		Development Alliance	Stabilization	Square Feet at	Total	Ownership
Project	Location	Partner®	Date	Completion	Investment(1)	Percentage

	(Dollars in thousands)
2003 Deliveries
1. Van Nuys Buildings 3 & 4	Van Nuys, CA	Trammell Crow Company	January	161,000	$12,600	95%
2. Dulles Airport Park Building 300	Dulles, VA	Seefried Properties	April	77,000	5,600	21%
3. Airport South Building 700	College Park, GA	Seefried Properties	July	64,000	4,100	20%
4. Sunset Distribution Center(3)	Brea, CA	None	July	348,000	18,100	20%
5. Suwanee Creek Phase V	Atlanta, GA	Seefried Properties	July	167,000	6,000	100%
6. Des Plaines Distribution Center(4)	Des Plaines, IL	Seefried Properties	August	36,000	6,900	18%
7. Paris Nord Distribution II	Paris, France	None	September	101,000	8,300	100%
8. Carson Town Center, SE	Carson, CA	Mar Ventures	September	349,000	23,200	95%
9. Houston Air Cargo	Houston, TX	Trammell Crow Company	October	156,000	10,800	20%

Total 2003 Deliveries				1,459,000	95,600	60%
% Pre-leased/funded-to-date(2)				33%	$57,700 (2)
Weighted Average Estimated Yield					9.9%/9.4%
GAAP/Cash(5)
2004 Deliveries
10. Airport Logistics Park of Singapore Phase I	Changi, Singapore	Boustead Projects	September	234,000	11,200	50%

% Pre-leased/funded-to- date(2)				0%	$100
Weighted Average Estimated Yield					11.9%/11.9%
GAAP/Cash(5)
Total Scheduled Deliveries(1)				1,693,000	$106,800	59%

% Pre-leased/funded-to-date(2)				28%	$57,800 (2)
Weighted Average Estimated Yield					10.1%/9.7%
GAAP/Cash(5)

(1)	Represents total estimated cost or renovation, expansion or development, including initial acquisition costs, Development Alliance Partner® earnouts and associated equity carry costs. The estimates are based on our current estimates and forecasts and are subject to change. Excludes 178 acres of land held for future development and other acquisition-related costs totaling $27.1 million.

(2)	As of December 31, 2002, our share of amounts funded to date for 2003 deliveries was $36.8 million.

(3)	Represents a renovation project.

(4)	This is a 79-door truck terminal.

(5)	The yield on international projects is on an after-tax basis.

Development Projects Available for Sale(1)

			Estimated	Estimated	Estimated	Our
		Development	Stabilization	Square Feet at	Total	Ownership
Project	Market	Alliance Partner®	Date(2)	Completion	Investment(3)	Percentage

	(Dollars in thousands)
Value-Added Conversion
None
Build-to-Sell(4)
1. Carson Town Center SW	Southern California	Mar Ventures	Completed	247,000	$18,900	95%
2. Novato Fair Shopping Center	SF Bay Area	AIG	November 2003	134,000	18,300	50%
3. Wilsonville Phase II	Southern California	Trammell Crow	March 2004	250,000	11,900	100%

Total Build-to-Sell Properties				631,000	49,100	79%

Funded-to-date					35,000 (5)

(1)	Excludes 47 acres of land and other acquisition-related costs totaling $11.2 million.

(2)	We intend to sell these properties within two years of completion.

(3)	Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, debt and equity carry and partner earnouts. The estimates are based on our current estimates and forecasts and are subject to change.

(4)	Represents build-to-suit and speculative development or redevelopment.

(5)	As of December 31, 2002, our share of amounts funded to date was $27.0 million.

Properties Held Through Joint Ventures, Limited Liability Companies, and Partnerships

     Consolidated:

      As of December 31, 2002, we held interests in joint ventures, limited liability companies and partnerships with third parties, which are consolidated in our consolidated financial statements. Such investments are consolidated because we own a majority interest or exercise significant control over major operating decisions such as approval of budgets, selection of property managers and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and provide certain rights to us or the other party to the joint venture to sell its interest to the joint venture or to the other joint venture partner on terms specified in the agreement. See “Item 14. Note 10 of the Notes to Consolidated Financial Statements.”

Industrial Consolidated Joint Ventures

	Our					JV Partners’
	Ownership	Number of	Square	Gross Book		Share of
Joint Ventures	Percentage	Buildings	Feet(1)	Value(2)	Debt	Debt

	(Dollars in thousands)
Operating Joint Ventures:
Co-investment joint ventures with AMB:
AMB/ Erie(3)	50%	32	2,837,459	$166,184	$58,248	$29,124
AMB Institutional Alliance Fund I(4)	21%	103	5,902,060	393,827	171,813	136,413
AMB Partners II(5)	20%	56	4,416,908	237,173	120,874	91,428
AMB-SGP(6)	50%	73	8,594,016	379,207	252,475	126,238
AMB Institutional Alliance Fund II(4)	20%	56	5,725,598	337,865	227,955	182,216

Total co-investment joint ventures	31%	320	27,476,041	1,514,256	831,365	565,419
Other Joint Ventures	92%	41	4,094,640	320,721	80,250	4,944

Total Operating Joint Ventures	42%	361	31,570,681	1,834,977	911,615	570,363

Development Alliance Joint Ventures:
AMB/ Erie(3)	50%	—	—	13,985	—	—
AMB Institutional Alliance Fund I(4)	21%	2	233,000	9,933	9,748	7,701
AMB Partners II(5)	20%	1	64,000	3,006	—	—
AMB Institutional Alliance Fund II(4)	20%	3	384,000	17,805	—	—
Other Development Alliance Joint Ventures	93%	8	757,000	52,674	—	—

Total Development Joint Ventures	64%	14	1,438,000	97,403	9,748	7,701

Total Industrial Consolidated Joint Ventures	43%	375	33,008,681	$1,932,380	$921,363	$578,064

(1)	For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(3)	AMB Erie is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.

(4)	AMB Institutional Alliance Fund I (closed in 2000) and II (closed in 2001) are co-investment partnerships with institutional investors, which invest through private REITs.

(5)	AMB Partners II is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System. In November 2002, CCSF increased its ownership in AMB Partners II from 50% to 80% by acquiring an additional 30% partnership interest in AMB Partners II from us.

(6)	AMB-SGP is a co-investment partnership formed in 2001 with Industrial JV Pte Ltd, a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the government of Singapore Investment Corporation.

Retail and Other Consolidated Joint Ventures

		Our				JV Partners’
		Ownership	Square	Gross Book		Share of
Properties	Market	Percentage	Feet	Value(1)	Debt	Debt

	(Dollars in thousands)
Operating Joint Ventures
1. Around Lenox	Atlanta	90%	120,946	$21,408	$9,424	$942
2. Palm Aire	Miami	100%	131,233	18,787	—	—
3. Plaza at Delray(2)	Miami	76%	332,908	41,306	—	—

Total Operating Joint Ventures		85%	585,087	81,501	9,424	942

Development Alliance Joint Venture
4. Springs Gate land(3)	Miami	100%	—	6,717	—	—
5. Novato Fair Shopping Center	SF Bay Area	50%	134,000	14,522	7,806	3,903

Total Development Joint Ventures		66%	134,000	21,239	7,806	3,903

Total Retail Consolidated Joint Ventures		81%	719,087	$102,740	$17,230	$4,845

(1)	Represents the book value of the property (before accumulated depreciation) owned by the joint-venture entity and excludes net other assets.

(2)	Included as properties held for divestiture.

(3)	Represents 26 acres of land for future development. We sold 13 acres of our 39 acres in December 2002.

Unconsolidated Joint Ventures, Mortgage Investments and Other Investments:

      As of December 31, 2002, we held interests in four equity investment joint ventures that are unconsolidated in our financial statements. The management and control over significant aspects of these investments are with the third party joint venture partner. In addition, as of December 31, 2002, we held one mortgage investment from which we receive interest income.

Unconsolidated Joint Ventures,

Mortgage and Other Investments

				Our
			Total	Net	Our	Our
			Square	Equity	Ownership	Share
Joint Ventures	Market	Alliance Partner	Feet	Investment	Percentage	of Debt

	(Dollars in thousands)
1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$58,966	56%	$13,438
2. Pico Rivera	Southern California	Majestic Realty	855,600	2,444	50%	16,826
3. Monte Vista Spectrum	Southern California	Majestic Realty	576,700	2,983	50%	9,024
4. Airport Logistics Park of Singapore Phase I(1)	Singapore	Boustead Projects	234,000	35	50%	—

Total Unconsolidated Joint Ventures			5,713,021	$64,428	56%	$39,288

			Mortgage
Mortgage Investment	Market	Maturity	Receivable(2)	Rate

	(Dollars in thousands)
1. Pier 1(3)	SF Bay Area	May 2026	$13,133	13.0%

				Our
		Property		Ownership
Other Investments	Market	Type	Investment	Percentage

	(Dollars in thousands)
1. Park One(4)	Southern California	Parking Lot	$75,500	100%

(1)	Square feet for development alliance joint ventures represents estimated square feet at completion of development project.

(2)	We also hold inter-company loans that we eliminate in consolidation.

(3)	We also have a 0.1% unconsolidated equity interest (with a 33% economic interest) in this property and have an option to purchase the remaining equity interest beginning January 1, 2007, and expiring December 31, 2009.

(4)	Park One is a 19.9 acre parking lot with 2,720 parking spaces and 12 billboard signs in the Los Angeles market, immediately adjacent to Los Angeles International Airport.

Secured Debt

      As of December 31, 2002, we had $1.3 billion of indebtedness, net of unamortized premiums, secured by deeds of trust on 104 properties. As of December 31, 2002, the total gross investment value of those properties secured by debt was $2.6 billion. Of the $1.3 billion of secured indebtedness, $893.1 million was joint venture debt secured by properties with a gross investment value of $1.6 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 14. Note 7 of Notes to Consolidated Financial Statements” included in this report. We believe that as of December 31, 2002, the value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

Item 3.	Legal Proceedings

      As of December 31, 2002, there were no pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Shareholder Matters

      There is no established public trading market for our partnership units. As of December 31, 2002, we had outstanding 93,542,225 partnership units, consisting of 85,795,838 general partnership units (consisting of 81,800,038 common units and 3,995,800 8 1/2% Series A Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 7,746,387 limited partnership units (consisting of 4,846,387 common units, 1,300,000 8 5/8% Series B Cumulative Redeemable Preferred Units, 800,000 7.95% Series J Cumulative Redeemable Preferred Units and 800,000 7.95% Series K Cumulative Redeemable Preferred Units). Subject to certain terms and conditions, the limited partnership units are redeemable by the holders or, at the option of AMB Property Corporation, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2002, there were 84 holders of our common partnership units (including AMB Property Corporation’s general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 8 1/2% Series A Cumulative Redeemable Preferred Units, there was one holder of the 8 5/8% Series B Cumulative Redeemable Units, there was one holder of the 7.95% Series J Cumulative Redeemable Units and there was one holder of the 7.95% Series K Cumulative Redeemable Units.

      During 2002, 122,640 limited partnership units were redeemed for shares of AMB Property Corporation’s common stock.

      Set forth below are the distributions per limited partnership unit paid by us during the years ended December 31, 2002, 2001 and 2000:

Year	Distribution

2002
1st Quarter	$0.410
2nd Quarter	0.410
3rd Quarter	0.410
4th Quarter	0.410

2001
1st Quarter	0.395
2nd Quarter	0.395
3rd Quarter	0.395
4th Quarter	0.395
2000
1st Quarter	0.370
2nd Quarter	0.370
3rd Quarter	0.370
4th Quarter	0.370

Item 6.	Selected Financial and Other Data

SELECTED OPERATING PARTNERSHIP FINANCIAL AND OTHER DATA(1)

      The following table sets forth selected consolidated historical financial and other data for AMB Property, L.P. on an historical basis as of and for the years ended December 31:

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per unit amounts)
Operating Data
Total revenues	$615,843	$562,777	$447,098	$420,023	$338,521
Income before minority interests	148,505	148,742	151,639	144,209	113,671
Income from continuing operations	94,371	121,653	107,847	163,975	102,526
Net income available to common unitholders attributable to general partner	116,153	125,053	113,282	167,603	108,954
Net income from continuing operations per common unit:
Basic(2)	1.03	1.29	1.18	1.80	1.15
Diluted(2)	1.02	1.28	1.18	1.80	1.15
Net income per common unit:
Basic(2)	1.39	1.49	1.35	1.94	1.27
Diluted(2)	1.37	1.47	1.35	1.94	1.26
Distributions declared per common unit	1.64	1.58	1.48	1.40	1.37
Other Data
Funds from operations(3)	217,628	212,907	208,651	191,147	170,407
Cash flows provided by (used in):
Operating activities	288,801	288,562	261,175	190,391	177,180
Investing activities	(318,471)	(363,152)	(726,499)	63,732	(793,366)
Financing activities	45,931	127,303	452,370	(240,721)	604,202
Balance Sheet Data
Investments in real estate at cost	$4,925,982	$4,530,711	$4,026,597	$3,249,452	$3,369,060
Total assets	4,992,494	4,768,943	4,433,207	3,631,175	3,571,327
Total consolidated debt	2,235,361	2,143,714	1,843,857	1,279,662	1,376,638
Our share of total debt	1,691,737	1,655,386	1,681,161	1,168,218	1,348,107
Contractual obligations(4)	2,609,935	2,329,152	2,002,884	1,279,662	1,376,638
General partner’s capital	1,684,150	1,752,342	1,767,930	1,829,259	1,765,360

(1)	Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.

(2)	Basic and diluted net income per weighted average unit equals the net income available to common unitholders divided by 88,204,208 and 89,689,310 shares, respectively, for 2002; 89,286,379 and 90,325,801 units, respectively, for 2001; 89,566,375 and 90,024,511 units, respectively, for 2000; 90,792,310 and 90,867,934 units, respectively, for 1999; and 89,493,394 and 89,852,187 units, respectively, for 1998.

(3)	Funds from Operations, or FFO, is defined as income from operations before minority interest plus real estate depreciation, discontinued operations’ FFO and adjustments to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests’ pro rata share of the FFO of consolidated joint ventures and preferred unit distributions. In accordance with the National Association of Real Estate Investment Trust White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. We believe that FFO is an appropriate measure of performance for a real estate investment trust because it is widely used by investors and analysts. While FFO is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by accounting principles generally accepted in the United States of America, or GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other real estate investment trusts may not be comparable. For a presentation of and a quantitative reconciliation of FFO with the most directly comparable financial measure to FFO calculated in accordance with GAAP, please see the supplemental earnings table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Contractual obligations include short-term and long-term debt payments and lease obligations. Amounts due within one year were $160.3 million, $103.5 million, $54.1 million, $128.1 million and $14.1 million as of December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to consolidated financial statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions, and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	our failure to divest of properties that we have contracted to sell or to timely reinvest proceeds from any such divestitures;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	changes in real estate and zoning laws;

•	increases in real property tax rates; and

•	risks of doing business internationally, including currency risks.

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

      We generate revenue primarily from rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs and our private capital business. In addition, our growth is, in part, dependent on our ability to increase occupancy rates or increase rental rates at our properties and our ability to continue the acquisition and development of additional properties. Although the weak economy has decreased customer demand for new space and has limited or in some cases lowered rent growth, many types of investors are acquiring industrial real estate. In 2002, we capitalized on this opportunity by accelerating our portfolio repositioning program through the disposition of properties. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Moreover, as the general partner of the co-investment joint ventures, we generally will be liable for all of the joint ventures’ unsatisfied obligations other than non-recourse obligations. Any such liabilities could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.

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

      Consolidated Joint Ventures. Minority interests represent the limited partnership interests in the operating partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 33.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because we own a majority interest or we exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing.

      Investments in Unconsolidated Joint Ventures. We have non-controlling limited partnership interests in four separate unconsolidated joint ventures. These investments are not consolidated because we do not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. We account for the joint ventures using the equity method of accounting.

      Stock-based Compensation Expense. In 2002, we adopted the expense recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation. We value stock options issued by AMB Property Corporation, our general partner, using the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is retroactively applied to all options granted after the beginning of the year of adoption. Prior to 2002, we followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. During 2002, AMB Property Corporation awarded 2.0 million stock options to our employees. In accordance with SFAS No. 123, we will recognize the associated expense over the three to five-year vesting periods. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity, divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as the same store properties. For the comparison between the years ended December 31, 2002 and 2001, the same store industrial properties consisted of properties aggregating approximately 68.0 million square feet. The properties acquired during 2002 consisted of 43 buildings, aggregating approximately 5.4 million square feet. The properties acquired during 2001 consisted of 65 buildings, aggregating approximately 6.8 million square feet. In 2002, property divestitures consisted of 58 industrial buildings and two retail centers, aggregating approximately 5.7 million square feet. In 2001, property divestitures consisted of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

      While occupancy levels in our industrial portfolio were similar in 2002 and 2001, rents on lease renewals and rollovers were lower in 2002 as the general contraction in business activity nationwide caused a reduction in demand for industrial warehouse facilities. This reduction in demand was evidenced by two significant factors: decreases in national industrial occupancy levels and negative net absorption of industrial facility space. Specifically, according to Torto Wheaton Research, at December 31, 2001, national industrial occupancy was 90.2%; by December 31, 2002, national occupancy fell to 88.8%. As reported by Torto Wheaton Research, national net absorption of industrial space (the change in the amount of square footage leased in existing and newly constructed industrial properties) was positive from 1989 through 2000. By contrast, Torto Wheaton Research reported that net absorption was negative by 152.0 million square feet in 2001 and 34.0 million square feet in 2002. These factors combined to reduce market rents for industrial properties by approximately 15% to 20% nationally from peak levels at the beginning of 2001. While the level of rental rate reduction varied by market, we strove to maintain high occupancy by pricing lease renewals and new leases with sensitivity to local market conditions.

For the Years Ended December 31, 2002 and 2001 (Dollars in millions)

Rental Revenues	2002	2001	$ Change	% Change

Industrial:
Same store	$490.9	$472.4	$18.5	3.9%
2001 acquisitions	46.7	20.3	26.4	130.0%
2002 acquisitions	21.2	—	21.2	—
Developments	20.2	9.6	10.6	110.4%
Divestitures	21.9	31.3	(9.4)	(30.0)%
Retail	16.9	24.3	(7.4)	(30.5)%
Discontinued operations	(40.3)	(38.0)	2.3	—
Straight-line rents	11.0	10.1	0.9	8.9%

Total	$588.5	$530.0	$58.5	11.0%

      The growth in rental revenues in same store properties resulted primarily from increased lease termination fees, fixed rent increases on existing leases and reimbursement of expenses, partially offset by lower average occupancies. Industrial same store occupancy was 94.6% at December 31, 2002, and 95.0% at December 31, 2001. Year-to-date, the same store rent decrease on industrial renewals and rollovers (cash basis) was (1.4%) on 13.8 million square feet leased. The increase in straight-line rents was partially offset by write-offs associated with lease terminations. In 2002, lease termination fees increased $9.5 million, net of straight-line rent adjustments and lease cost and tenant improvement write-downs, over 2001.

Private Capital and Other Income	2002	2001	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$5.7	$5.5	$0.2	3.6%
Private capital income	11.2	11.0	0.2	1.8%
Interest and other income	10.4	16.3	(5.9)	(36.2)%

Total	$27.3	$32.8	$(5.5)	(16.8)%

      The decrease in interest and other income was primarily due to the repayment of the $74.0 million mortgage note in July 2002. We carried a 9.5% mortgage note secured by the retail center that we sold in September 2000 in the principal amount of $74.0 million.

Property Operating Expenses and Real Estate Taxes	2002	2001	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$77.5	$64.5	$13.0	20.2%
Real estate taxes	68.4	63.3	5.1	8.1%

Property operating expenses	$145.9	$127.8	$18.1	14.2%

Industrial:
Same store	$118.3	$112.6	$5.7	5.1%
2001 acquisitions	11.0	3.9	7.1	182.1%
2002 acquisitions	6.8	—	6.8	—
Developments	7.2	3.1	4.1	132.3%
Divestitures	6.7	10.0	(3.3)	(33.0)%
Retail	6.3	8.6	(2.3)	(26.7)%
Discontinued operations	(10.4)	(10.4)	0.0	—

Total	$145.9	$127.8	$18.1	14.2%

      The $5.7 million increase in same store properties’ operating expenses primarily relates to increases in real estate taxes of $1.2 million and insurance expenses of $3.7 million due to premium increases.

Other Expenses	2002	2001	$ Change	% Change

Interest, including amortization	$147.1	$124.9	$22.2	17.8%
Depreciation and amortization	127.2	104.8	22.4	21.4%
General and administrative	47.2	35.8	11.4	31.8%

Total	$321.5	$265.5	$56.0	21.1%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, general and administrative expenses did not include expenses incurred by two unconsolidated preferred stock subsidiaries, Headlands Realty Corporation and AMB Investment Management, Inc. General and administrative expenses would have been $39.4 million had the subsidiaries been consolidated beginning January 1, 2001. The increase in general and administrative expenses was also due to increased stock-based compensation expense, additional staffing and expenses for new initiatives, including our international expansion and income taxes for our taxable REIT subsidiaries.

      In 2001, we recognized $20.8 million of losses on investments in other companies, including our investment in Webvan Group, Inc. and other technology-related companies. The loss reflects a 100% write-down of the investments. No gains or losses were recognized in 2002.

For the Years Ended December 31, 2001 and 2000 (Dollars in millions)

Rental Revenues	2001	2000	$ Change	% Change

Same store	$400.2	$376.7	$23.5	6.2%
2000 acquisitions	97.1	25.6	71.5	279.3%
2001 acquisitions	22.8	—	22.8	—
Developments	26.9	14.6	12.3	84.0%
Discontinued operations	(38.0)	(33.1)	(4.9)	14.8%
Straight-line rents	10.1	10.2	(0.1)	(1.0)%

Total	$530.0	$431.1	$98.9	22.9%

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

Private Capital and Other Income	2001	2000	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$5.5	$5.2	$0.3	5.8%
Private capital income	11.0	4.3	6.7	155.8%
Interest and other income	16.3	6.5	9.8	150.8%

Total	$32.8	$16.0	$16.8	105.0%

      The $6.7 million increase in private capital income was due primarily to increased asset management and acquisition fees and priority distributions from our co-investment joint ventures. The $9.8 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from interest income resulting from higher average cash balances.

Property Operating Expenses and Real Estate Taxes	2001	2000	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$64.5	$46.4	$18.1	39.0%
Real estate taxes	63.3	52.0	11.3	21.7%

Property operating expenses	$127.8	$98.4	$29.4	29.9%

Same store	$93.2	$87.2	$6.0	6.9%
2000 acquisitions	27.9	7.1	20.8	293.0%
2001 acquisitions	4.4	—	4.4	—
Developments	9.6	4.3	5.3	123.3%
Divestitures	3.1	9.2	(6.1)	(66.3)%
Discontinued operations	(10.4)	(9.4)	(1.0)	10.6%

Total	$127.8	$98.4	$29.4	29.9%

      The increase in same store properties’ operating expenses primarily relates to increases in common area maintenance expenses of $2.3 million, real estate taxes of $2.5 million and insurance expense of $0.8 million.

Other Expenses	2001	2000	$ Change	% Change

Interest, including amortization	$124.9	$85.8	$39.1	45.6%
Depreciation and amortization	104.8	85.0	19.8	23.3%
General and administrative	35.8	23.7	12.1	51.1%

Total	$265.5	$194.5	$71.0	36.5%

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

LIQUIDITY AND CAPITAL RESOURCES

      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	cash flow from operations;

•	borrowings under our unsecured credit facility;

•	other forms of secured or unsecured financing;

•	proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries);

•	net proceeds from divestitures of properties; and

•	private capital from co-investment partners.

      We believe that our sources of working capital, specifically our cash flow from operations, borrowings available under our unsecured credit facility and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future.

Capital Resources

      Property Divestitures. During 2002, we divested ourselves of 58 industrial buildings, two retail centers and an undeveloped retail land parcel for an aggregate price of $244.0 million, with a resulting net gain of $9.6 million. During 2002, we also completed and sold six buildings developed as part of our development-for-sale program for a net gain of $1.0 million.

      Properties Held for Divestiture. We have decided to divest ourselves of two retail centers, four industrial properties and two development properties, which are not in our core markets or which do not meet our current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2002, the net carrying value of the properties held for divestiture was $107.9 million.

      Co-investment Joint Ventures. We consolidate the financial position, results of operations and cash flows of our five co-investment joint ventures. Our five co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets nationwide. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and, as a result, control all major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2002, we owned approximately 28.2 million square feet of our properties through these five co-investment joint ventures and 5.6 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      During 2002, we sold $76.9 million in operating properties, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to one of our co-investment joint ventures, AMB-SGP, L.P. We recognized a gain of $3.3 million related to this sale, representing the portion of the sold properties acquired by the third-party co-investor. We also sold 30% of our interest in AMB Partners II, L.P. to our co-investment joint venture partner, we now own 20% of AMB Partners II, L.P. We recognized a gain of $6.3 million related to this sale.

      Our co-investment joint ventures at December 31, 2002 (dollars in thousands):

		Our
		Approximate
		Ownership	Total Planned
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20% (5)	$500,000
AMB-SGP, L.P.	Industrial JV Pte Ltd. GIC Real Estate Pte Ltd.(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	Included 15 institutional investors as stockholders as of December 31, 2002.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 14 institutional investors as stockholders as of December 31, 2002.

(5)	In November 2002, our partner increased its ownership in AMB Partners II, L.P. from 50% to 80% by acquiring 30% of our partnership interest. We recognized a gain of $6.3 million.

      Partners’ Capital. As of December 31, 2002, we had outstanding 81,800,038 common general partnership units, 4,846,387 common limited partnership units, 3,995,800 8 1/2% Series A Cumulative Redeemable Partnership Units, 1,300,000 8 5/8% Series B Cumulative Redeemable Partnership Units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units and 800,000 7.95% Series K Cumulative Redeemable Partnership Units. On July 31, 2002, AMB Property II, L.P., one of our subsidiaries, repurchased 130,000 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. We redeemed the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends and a redemption discount of $0.4 million.

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

      During 2002, we redeemed 122,640 common limited partnership units for shares of AMB Property Corporation’s common stock.

      In December 2001, AMB Property Corporation’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of its common and preferred stock. In December 2002, AMB Property Corporation’s board of directors increased the repurchase program to $200.0 million. The current stock repurchase program expires in December 2003 and as of December 31, 2002, $130.6 million of repurchase capacity remained under AMB Property Corporation’s current stock repurchase program. During 2002, AMB Property Corporation repurchased 2,651,600 shares of its common stock for $69.4 million, including commissions, and we retired the same number of common general partnership units. In July 2002, AMB Property Corporation also repurchased 4,200 shares of its Series A preferred stock for an aggregate cost of $0.1 million, including accrued and unpaid dividends, and we retired the same number of Series A preferred general partnership units.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of December 31, 2002, our share of total debt-to-total market capitalization ratio was 37.7%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our general partner’s board of directors could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

      As of December 31, 2002, the aggregate principal amount of our secured debt was $1.3 billion, excluding unamortized debt premiums of $9.8 million. Of the $1.3 billion of secured debt, $0.9 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 3.0% to 10.4% per annum (with a weighted average rate of 7.3%) and final maturity dates ranging from January 2003 to June 2023. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $65.6 million as of December 31, 2002, which bear interest at variable rates

(with a weighted average interest rate of 3.5% as of December 31, 2002). Over time, we intend to repay the secured debt on our 100%-owned assets and may prepay if market conditions warrant.

      In May 2002, we commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of December 31, 2002, we had issued no medium-term notes under this program.

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

      If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to pay distributions to our unitholders in all years, make payments to our noteholders and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

      Credit Facilities. In December 2002, we renewed our $500.0 million unsecured revolving line of credit. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and is currently subject to a 20 basis point annual facility fee. Borrowings under our credit facility currently bear interest at LIBOR plus 60 basis points. Both the facility fee and the interest rate are based on our credit rating, which is currently investment grade. However, if our credit rating falls below investment grade, then our facility fee and interest rate may increase. The credit facility includes a multi-currency component under which up to $150.0 million may be drawn in either British pounds sterling, euros or yen, provided that such currency is readily available and freely transferable and convertible to U.S. dollars. The Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months. We have the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of December 31, 2002, the outstanding balance on our unsecured credit facility was $95.0 million and the remaining amount available was $379.0 million, net of outstanding letters of credit (excluding the $200.0 million of potential additional capacity).

      In July 2001, AMB Institutional Alliance Fund II, L.P. obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. and AMB Institutional Alliance Fund II, L.P. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of December 31, 2002, the outstanding balance was $45.5 million and the remaining amount available was $31.2 million, net of outstanding letters of credit and capital contributions from third-party investors.

      Mortgage Receivables. In September 2000, we sold a retail center located in Southern California. We carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002. On July 3, 2002, we received a full repayment of the mortgage. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2002, the outstanding balance on the note was $13.1 million.

      The tables below summarize our debt maturities and capitalization as of December 31, 2002 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit	Total
	Debt	Debt	Securities	Debt	Facilities	Debt

2003	$74,631	$19,678	$—	$558	$45,500	$140,367
2004	63,465	64,928	—	601	—	128,994
2005	45,511	59,326	250,000	647	95,000	450,484
2006	85,023	65,676	25,000	698	—	176,397
2007	24,073	43,163	75,000	752	—	142,988
2008	32,669	154,684	175,000	810	—	363,163
2009	4,147	76,826	—	873	—	81,846
2010	50,948	105,854	75,000	941	—	232,743
2011	409	179,295	75,000	1,014	—	255,718
2012	407	101,399	—	1,092	—	102,898
Thereafter	481	22,264	125,000	2,200	—	149,945

Subtotal	381,764	893,093	800,000	10,186	140,500	2,225,543
Unamortized premiums	7,835	1,983	—	—	—	9,818

Total consolidated debt	389,599	895,076	800,000	10,186	140,500	2,235,361
Our share of unconsolidated joint venture debt(1)	—	39,288	—	—	—	39,288

Total debt	389,599	934,364	800,000	10,186	140,500	2,274,649
Joint venture partners’ share of consolidated joint venture debt	—	(546,509)	—	—	(36,400)	(582,909)

Our share of total debt	$389,599	$387,855	$800,000	$10,186	$104,100	$1,691,740

Weighed average interest rate	8.1%	7.0%	7.2%	7.5%	2.1%	7.0%
Weighed average maturity (in years)	3.7	7.1	6.5	11.8	2.2	6.0

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 6.4% and 6.6 years, respectively.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common general partnership units	81,800,038	$27.36	$2,238,049
Common limited partnership units	4,846,387	27.36	132,597

Total	86,646,425		$2,370,646

(1)	Assumes that the general partnership units are exchanged for AMB Property Corporation’s common stock because there is no public market for the units.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred units	8.50%	$99,895	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	13,372	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007

Weighted average/total	8.17%	$416,556

Capitalization Ratios

Total debt-to-total market capitalization	44.9%
Our share of total debt-to-total market capitalization	37.7%
Total debt plus preferred-to-total market capitalization	53.1%
Our share of total debt plus preferred-to-total market capitalization	47.0%
Our share of total debt-to-total book capitalization	45.9%

     Liquidity

      As of December 31, 2002, we had $117.2 million in cash, restricted cash and cash equivalents, and $379.0 million of additional available borrowings under our credit facility. We also had $31.2 million of additional available borrowings under our AMB Institutional Alliance Fund II, L.P. credit facility. To fund acquisitions, development activities and capital expenditures, and to provide for general working capital requirements, we intend to use:

•	cash flow from operations;

•	borrowings under our unsecured credit facility;

•	other forms of secured and unsecured financing;

•	proceeds from any future debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries);

•	net proceeds from divestitures of properties; and

•	private capital from our co-investment partners.

The unavailability of capital would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

      We declared a regular cash distribution for the quarter ending December 31, 2002, of $0.41 per common unit. The distribution was payable on January 6, 2003, to common unitholders of record on December 20, 2002. The Series A, B, E, F, J and K preferred unit distributions were payable on January 15, 2003, to unitholders of record on January 3, 2003. The Series D, H and I preferred unit distributions were payable on

December 26, 2002. The following table sets forth the distributions paid or payable per unit for the years ended December 31, 2002, 2001 and 2000:

Paying Entity	Security	2002	2001	2000

AMB Property, L.P.	Common limited partnership units	$1.64	$1.58	$1.48
AMB Property, L.P.	Series A preferred units	$2.13	$2.13	$2.13
AMB Property, L.P.	Series B preferred units	$4.31	$4.31	$4.31
AMB Property, L.P.	Series J preferred units	$3.98	$1.24	n/a
AMB Property, L.P.	Series K preferred units	$2.96	n/a	n/a
AMB Property II, L.P.	Series C preferred units	n/a	$3.88	$4.38
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units(1)	$3.34	$3.98	$3.09
AMB Property II, L.P.	Series G preferred units(1)	$2.14	$3.98	$1.35
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$1.30
AMB Property II, L.P.	Series I preferred units	$4.00	$3.04	n/a

(1)	On July 31, 2002, AMB Property II, L.P., one of our subsidiaries, repurchased 130,000 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. On July, 31, 2002, AMB Property II, L.P. paid a distribution, which accrued during the period from July 15, 2002 to July 31, 2002, of $0.155 per unit on the 130,000 Series F preferred units that were redeemed.

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

     Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of December 31, 2002, we are developing ten projects representing a total estimated investment of $106.8 million upon completion and three development projects available for sale representing a total estimated investment of $49.1 million upon completion. Of this total, $92.8 million had been funded as of December 31, 2002, and an estimated $63.1 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances and net proceeds from property divestitures, which could have an adverse effect on our cash flow.

      Acquisitions. During 2002, we invested $403.3 million in 43 operating industrial buildings, aggregating approximately 5.4 million rentable square feet, and a parking lot adjacent to Los Angeles International Airport. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.

      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities, and office space with remaining lease terms from one to 38 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2002, were as follows (dollars in thousands):

2003	$19,921
2004	19,753
2005	19,819
2006	20,553
2007	20,772
Thereafter	283,574

Total lease commitments	$384,392

      These operating lease payments are being amortized ratably over the terms of the related leases.

      Captive Insurance Company. We have responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third-party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd., in December 2001. Arcata National Insurance Ltd. provides insurance coverage for all or a portion of losses below the increased deductible under the third-party policies. We capitalized Arcata National Insurance Ltd. in accordance with regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Premiums paid to Arcata National Insurance Ltd. have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, we believe that we have been able to obtain insurance for our portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

      Potential Unknown Liabilities. Unknown liabilities may include the following:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our general partner’s predecessors and others indemnified by these entities.

     Overview of Contractual Obligations

      The following tables summarizes our debt and lease commitments as of December 31, 2002 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total

Debt	$140,367	$579,478	$319,385	$1,186,313	$2,225,543
Lease commitments	19,921	39,572	41,325	283,574	384,392

Total contractual obligations	$160,288	$619,050	$360,710	$1,469,887	$2,609,935

OFF-BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Earning Measure

      We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, the real estate industry has adopted a supplemental earnings measure, funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), that is widely used by investors and analysts. While FFO is a relevant and widely used measure of operating performance of real estate investment trusts, such as AMB Property Corporation, our general partner, it does not represent cash flow from operations or net income as defined by GAAP and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other real estate investment trusts may not be comparable.

      FFO is defined as income from operations before minority interest plus real estate depreciation, discontinued operations’ FFO and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures, less minority interests’ pro rata share of FFO of consolidated joint ventures and perpetual preferred unit distributions. In accordance with the NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

      The following table reflects the calculation of FFO for the years ended December 31, (dollars in thousands):

	2002	2001	2000	1999	1998

Net income available to common unitholders	$122,996	$132,756	$121,324	$176,392	$113,838
Minority interests	30,963	27,132	12,281	5,697	4,466
Gains from dispositions of real estate, net of minority interests	(7,789)	(23,259)	(1,144)	(51,263)	—
Gains from dispositions of real estate, discontinued operations	(11,372)	—	—	—	—
Preferred unit redemption discount/ (premium)	(412)	4,400	—	—	—
Real estate related depreciation and amortization:
Total depreciation and amortization	127,160	104,838	84,960	63,747	55,210
Discontinued operations’ depreciation	7,529	6,600	5,398	3,758	2,254
Furniture, fixtures and equipment depreciation and ground lease amortization(1)	(2,450)	(1,963)	(1,114)	(1,002)	(463)
FFO attributable to minority interests	(52,051)	(40,144)	(15,030)	(8,158)	(5,887)
Adjustments to derive FFO in unconsolidated joint ventures:
Our share of net income	(5,674)	(5,467)	(5,212)	(4,701)	(1,750)
Our share of FFO	8,728	8,014	7,188	6,677	2,739

Funds from operations	$217,628	$212,907	$208,651	$191,147	$170,407

(1)	Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

      The following table reflects supplemental cash flow information and recurring capital expenditures for the years ended December 31, (dollars in thousands):

	2002	2001	2000

Straight-line rents	$11,013	$10,093	$10,203
Our share of unconsolidated joint venture partners’ net operating income	$11,055	$10,181	$8,338
Joint venture partners’ share of cash basis net operating income	$86,482	$65,010	$24,979
Discontinued operations’ net operating income	$29,949	$27,642	$23,727
Stock-based compensation amortization	$5,265	$2,725	$1,022
Capitalized interest	$6,919	$13,650	$15,461
Recurring capital expenditures:
Tenant improvements	$18,977	$8,168	$11,624
Lease commissions and other lease costs	17,684	19,822	17,679
Building improvements	18,270	19,852	11,270

Subtotal	54,931	47,842	40,573
Joint venture partners’ share of capital expenditures	(9,547)	(5,824)	(2,659)

Our share of recurring capital expenditures	$45,384	$42,108	$37,914

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

We May Be Unable to Renew Leases or Relet Space as Leases Expire.

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 15.4% of our industrial properties (based on annualized base rent) as of December 31, 2002, will expire on or prior to December 31, 2003. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A Significant Number of Our Properties are Located in California.

      Our industrial properties located in California as of December 31, 2002, represented 28.4% of the aggregate square footage of our industrial operating properties as of December 31, 2002, and 33.9% of our industrial annualized base rent. Annualized base rent means the monthly contractual amount under existing leases as of December 31, 2002, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in California’s economy, fiscal situation or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity. See “Some Potential Losses are not Covered by Insurance.”

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

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of December 31, 2002, 295 industrial buildings, aggregating approximately 23.9 million square feet (representing 28.4% of our industrial operating properties based on aggregate square footage and 33.9% based on industrial annualized base rent), are located. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Capital Partners, LLC, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry, which we believe is commercially reasonable. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies and Partnerships.

      As of December 31, 2002, we had ownership interests in several joint ventures, limited liability companies or partnerships with third parties, as well as interests in three unconsolidated entities. As of December 31, 2002, we owned approximately 33.7 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

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

Debt Financing

We Could Incur More Debt.

      It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of debt-to-total market capitalization ratio to exceed approximately 45%. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation’s capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation’s common stock or other outstanding classes of capital stock, and future issuance of shares of AMB Property Corporation’s capital stock. However, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, AMB Property Corporation, as our general partner, could alter or eliminate this policy without unitholder or noteholder consent. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition.

      We are subject to risks normally associated with debt financing, including that cash flow will be insufficient to make distributions to our unitholders and payments to our noteholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity), and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of December 31, 2002, we had total debt outstanding of $2.2 billion.

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

Rising Interest Rates Could Adversely Affect Our Cash Flow.

      As of December 31, 2002, we had $45.5 million outstanding under our Alliance Fund II secured credit facility, $95.0 million outstanding on our unsecured credit facility, and we had seven secured loans with an aggregate principal amount of $65.6 million that bear interest at variable rates (with weighted average interest rate of 3.5% as of December 31, 2002). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

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

We Could Default on Cross-Collateralized and Cross-Defaulted Debt.

      As of December 31, 2002, we had 26 non-recourse secured loans that are cross-collateralized by 60 properties, totaling $711.7 million (not including unamortized debt premium). If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

Conflicts of Interest

Some of AMB Property Corporation’s Directors and Executive Officers are Involved in Other Real Estate Activities and Investments.

      Some of AMB Property Corporation’s executive officers own interests in real estate-related businesses and investments. These interests include minority ownership interests in Institutional Housing Partners, L.P., a residential housing finance company (Messrs. Burke and Moghadam) and Aspire Development, Inc. and Aspire Development, L.P., developers of properties not within our investment criteria (Messrs. Belmonte, Burke and Moghadam). The continued involvement in other real estate-related activities by some of AMB Property Corporation’s executive officers and directors could divert management’s attention from our day-to-day operations. AMB Property Corporation’s executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

Certain of AMB Property Corporation’s Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control.

      As of December 31, 2002, Aspire Development, L.P. owned interests in several retail development projects in the U.S., which are individually less than 10,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of AMB Property Corporation’s executive officers individually own:

•	less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

•	certain interests in and rights to developed and undeveloped real property located outside the United States; and

•	certain other de minimus holdings in equity securities of real estate companies.

      Thomas W. Tusher, a member of AMB Property Corporation’s board of directors and chair of the board’s compensation committee, is a limited partner in a venture in which Messrs. Moghadam and Burke are two of three members in the controlling general partner. The venture owns an office building. Mr. Tusher owns a 20% interest in the venture and Messrs. Moghadam and Burke each have a 26.7% interest in the venture. These interests in the venture have negligible value. The venture was formed in 1985, prior to the time of our initial public offering, and we continue to act as property and asset manager of the office building, for which services the venture pays us a fee. In our capacity as property and asset manager, we oversee the management and operation of the property, including the obtaining of financing and negotiating with third party lenders in connection therewith. The largest tenant, which occupies 68% of the building, filed for bankruptcy in January 2003.

      We believe that the properties and activities set forth above generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director or AMB Property Corporation, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, the continued involvement by AMB Property Corporation’s executive officers and directors in these properties could divert management’s attention from our day-to-day operations. Our policy prohibits us from acquiring any properties from our executive officers or their affiliates without the approval of the disinterested members of AMB Property Corporation’s board of directors with respect to that transaction.

AMB Property Corporation’s Duty to its Stockholders May Conflict with the Interests of Our Limited Partners and Noteholders.

      AMB Property Corporation has fiduciary obligations to its stockholders, the discharge of which may conflict with the interests of our limited partners and noteholders.

AMB Property Corporation’s Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of Our Limited Partners or Noteholders.

      As of December 31, 2002, AMB Property Corporation’s two largest stockholders, Morgan Stanley Investment Management, Inc. (with respect to various client accounts for which Morgan Stanley Investment Management, Inc. serves as investment advisor) and ABP Investments U.S. (with respect to various client accounts for which ABP Investments U.S. serves as investment advisor) together beneficially owned 10.8% of AMB Property Corporation’s outstanding common stock. In addition, AMB Property Corporation’s executive officers and directors beneficially owned 4.3% of AMB Property Corporation’s outstanding common stock as of December 31, 2002, and will have influence on AMB Property Corporation’s management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation’s stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation’s affairs if they choose to do so.

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

Certain Property Transfers May Generate Prohibited Transaction Income.

      From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction due to our general partner’s election to be treated as a real estate investment trust. Our general partner would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

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

Our International Growth is Subject to Special Political and Monetary Risks.

      We have and expect to continue to acquire or develop additional properties in foreign countries. Local markets affect our operations and, therefore, we would be subject to economic fluctuations in foreign locations. Our international operations also would be subject to the usual risks of doing business abroad such as the revaluation of currencies, revisions in tax treaties or other laws governing the taxation of revenues, restrictions on the transfer of funds, and, in certain parts of the world, property rights uncertainty and political instability. We cannot predict the likelihood that any such developments may occur. Further, we may enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in, the courts of another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our international growth, then our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

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

Item 7a.     Qualitative Disclosures about Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes: (1) interest rate fluctuations in connection with our credit facilities and other variable rate borrowings; and (2) our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2002, we had no interest rate caps or swaps. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $9.8 million as of December 31, 2002:

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total Debt

Fixed rate debt(1)	$93,088	$98,490	$351,996	$167,804	$136,120	$1,171,945	$2,019,443
Average interest rate	7.8%	8.0%	7.3%	7.4%	7.4%	7.3%	7.4%
Variable rate debt(2)	$47,279	$30.504	$98,488	$8,593	$6,868	$14,368	$206,100
Average interest rate	2.8%	3.3%	2.1%	3.1%	3.1%	4.4%	2.7%

(1)	Represents 93.9% of all outstanding debt.

(2)	Represents 6.1% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 27 basis points), then the increase in interest expense on the variable rate debt would be $0.6 million annually. As of December 31, 2002, the estimated fair value of our fixed rate debt was $2,152.6 million based on our estimate of current market interest rates.

Item 8.     Financial Statements and Supplementary Data

      See “Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.”

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Items 10, 11, 12 and 13.

Directors and Executive Officers of AMB Property Corporation, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

      The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement for AMB Property Corporation’s Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of AMB Property Corporation’s fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 14.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our general partner’s chief executive officer, president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (a)(3) Exhibits:

Exhibit
Number	Description

3.1	Sixth Amended and Restated Partnership Agreement of Limited Partnership of AMB Property, L.P. dated April 17, 2002 (incorporated herein by reference as Exhibit 10.1 to AMB Property, L.P.’s Current Report on Form 8-K filed on April 23, 2002).
3.2	First Amendment to the Sixth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated October 30, 2002 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.4	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description

4.5	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.6	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.7	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.8	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.9	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.10	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.12	Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated herein by reference as Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/ A filed on November 9, 2000).
4.13	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee.
4.14	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference as Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.16	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.17	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).
4.18	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.19	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

Exhibit
Number	Description

4.20	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
10.1	Distribution Agreement dated August 15, 2000 by and among AMB Property Corporation, AMB Property, L.P., Morgan Stanley & Co., Incorporated, Banc of America Securities LLC, Banc One Capital Markets, Inc., Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K/ A filed on November 9, 2000).
10.2	Terms Agreement dated as of December 14, 2000, by and between Morgan Stanley & Co., Incorporated and J.P. Morgan Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
10.3	Terms Agreement dated as of January 4, 2001, by and between A.G. Edwards & Sons, Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).
10.4	Terms Agreement dated as of March 2, 2001, by and among First Union Securities, Inc., AMB Property, L.P. and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s current report on Form 8-K filed on March 16, 2001).
10.5	Form of Change in Control and Noncompetition Agreement between AMB Property Corporation and Executive Officers (incorporated by reference to AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.6	Eleventh Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated July 31, 2002 (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.7	Revolving Credit Agreement dated as of August 23, 2001, among AMB Institutional Alliance Fund II, L.P., AMB Institutional Alliance REIT II, Inc., the banks and financial institutions listed therein, Bank of America, N.A. as Administrative Agent, Dresdner Bank AG, as Syndication Agent, and Bank One, NA, as Documentation Agent (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.8	Amended and Restated Revolving Credit Agreement, dated as of December 11, 2002, by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank One, NA, Commerzbank Aktiengesellschaft, New York and Grand Cayman Branches and Wachovia Bank, N.A., as documentation agents, PNC Bank, National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and KeyBank National Association, as co-agent (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.9	Guaranty of Payment, dated as of December 11, 2002, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.10	Qualified Borrower Guaranty, dated as of December 11, 2002, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.11	Terms Agreement dated as of August 30, 2001, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

Exhibit
Number	Description

10.12	Terms Agreement dated as of January 14, 2002, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
10.13	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.16	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property, L.P.’s Registration Statement on Form S-8 (No. 333-100214)).
21.1	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of this Form 10-K)

(b)	Reports on Form 8-K:

•	AMB Property, L.P. filed a Current Report on Form 8-K on December 18, 2002, in connection with its entrance into an amended and restated $500 million unsecured revolving credit agreement that replaced its then existing $500 million credit facility that was to mature in May 2003.

      (c) Exhibits:

      See Item 15(a)(3) above.

      (d) Financial Statement Schedules:

      See Item 15(a)(1) and (2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2003.

AMB PROPERTY, L.P.
By: AMB Property Corporation, its General Partner

By: /s/ HAMID R. MOGHADAM
_______________________________________ Hamid R. Moghadam
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

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 19, 2003

/s/ W. BLAKE BAIRD W. Blake Baird	President and Director	March 19, 2003

/s/ T. ROBERT BURKE T. Robert Burke	Director	March 19, 2003

/s/ DAVID A. COLE David A. Cole	Director	March 19, 2003

/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 19, 2003

/s/ LYNN M. SEDWAY Lynn M. Sedway	Director	March 19, 2003

Name	Title	Date

/s/ JEFFREY L. SKELTON, PH.D Jeffrey L. Skelton, Ph.D	Director	March 19, 2003

/s/ THOMAS W. TUSHER Thomas W. Tusher	Director	March 19, 2003

/s/ CARYL B. WELBORN, ESQ. Caryl B. Welborn, Esq.	Director	March 19, 2003

/s/ MICHAEL A. COKE Michael A. Coke	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)	March 19, 2003

CERTIFICATIONS

I, Hamid R. Moghadam, certify that:

      (1) I have reviewed this annual report on Form 10-K of AMB Property, L.P.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors of the registrant’s general partner (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ HAMID R. MOGHADAM
_______________________________________ Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer
of AMB Property Corporation, the
general partner of AMB Property, L.P.

Date: March 19, 2003

I, W. Blake Baird, certify that:

      (1) I have reviewed this annual report on Form 10-K of AMB Property, L.P.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors of the registrant’s general partner (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ W. BLAKE BAIRD
_______________________________________ W. Blake Baird
President and Director
of AMB Property Corporation, the
general partner of AMB Property, L.P.

Date: March 19, 2003

I, Michael A. Coke, certify that:

      (1) I have reviewed this annual report on Form 10-K of AMB Property, L.P.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors of the registrant’s general partner (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ MICHAEL A. COKE
_______________________________________ Michael A. Coke
Chief Financial Officer and
Executive Vice President
of AMB Property Corporation, the
general partner of AMB Property, L.P.

Date: March 19, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partner

of AMB Property, L.P.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Property, L.P. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AMB Property Corporation, the general partner of AMB Property, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, AMB Property, L.P. adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and the expense recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, in 2002.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California

January 14, 2003

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

	December 31,	December 31,
	2002	2001

	(Dollars in thousands,
	except unit amounts)
ASSETS
Investments in real estate:
Land	$1,236,406	$1,064,422
Buildings and improvements	3,557,086	3,285,110
Construction in progress	132,490	181,179

Total investments in properties	4,925,982	4,530,711
Accumulated depreciation and amortization	(362,540)	(265,653)

Net investments in properties	4,563,442	4,265,058
Investments in unconsolidated joint ventures	64,428	71,097
Properties held for divestiture, net	107,871	157,174

Net investments in real estate	4,735,741	4,493,329
Cash and cash equivalents	89,332	73,071
Restricted cash	27,882	8,661
Mortgages receivable	13,133	87,214
Accounts receivable net of allowance for doubtful accounts of $6,720 and $7,677, respectively	74,207	70,794
Other assets	52,199	35,874

Total assets	$4,992,494	$4,768,943

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,284,675	$1,228,214
Unsecured senior debt securities	800,000	780,000
Alliance Fund II credit facility	45,500	123,500
Unsecured debt	10,186	—
Unsecured credit facility	95,000	12,000

Total debt	2,235,361	2,143,714
Distributions payable	41,213	4,960
Accounts payable and other liabilities	140,503	133,641

Total liabilities	2,417,077	2,282,315
Commitments and contingencies (Note 12)
Minority interests	655,790	534,276
Partners’ capital:
General partner, 81,800,038 and 83,592,418 units, respectively, and 3,995,800 and 4,000,000 Series A preferred units outstanding with a $99,895 and $100,000 liquidation preference, respectively	1,684,150	1,752,342
Limited partners, 4,846,387 and 4,9,69,027 units, respectively, 1,300,000 Series B preferred units with a $65,000 liquidation preference and 800,000 Series J preferred units with a $40,000 liquidation preference and 800,000 Series K preferred units with a $40,000 liquidation preference	235,477	200,010

Total partners’ capital	1,919,627	1,952,352

Total liabilities and partners’ capital	$4,992,494	$4,768,943

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(Dollars in thousands, except unit and
	per unit amounts)
REVENUES AND OTHER INCOME
Rental revenues	$588,522	$530,041	$431,122
Equity in earnings of unconsolidated joint ventures	5,674	5,467	5,212
Private capital income	11,193	10,972	4,282
Interest and other income	10,454	16,297	6,482

Total revenues and other income	615,843	562,777	447,098
EXPENSES
Property operating expenses	77,481	64,452	46,419
Real estate taxes	68,389	63,301	51,996
Interest, including amortization	147,101	124,866	85,834
Depreciation and amortization	127,160	104,838	84,960
General and administrative	47,207	35,820	23,750
Loss on investments in other companies	—	20,758	2,500

Total expenses	467,338	414,035	295,459

Income before minority interests	148,505	148,742	151,639
Minority interests’ share of income:
Preferred units	(13,873)	(22,201)	(19,005)
Minority interests	(30,963)	(27,132)	(12,281)

Total minority interests’ share of income	(44,836)	(49,333)	(31,286)

Income from continuing operations, before gains on developments and dispositions	103,669	99,409	120,353
Gains on developments and dispositions:
Gains on developments held for sale	1,032	13,169	—
Gains from dispositions of real estate, net of minority interests	7,789	23,259	1,144

Total gains on developments and dispositions	8,821	36,428	1,144

Income from continuing operations	112,490	135,837	121,497
Discontinued operations:
Income attributable to discontinued operations	18,494	16,300	13,935
Gains from dispositions of real estate, discontinued operations, net of minority interests	11,372	—	—

Total discontinued operations	29,866	16,300	13,935

Net income	142,356	152,137	135,432
Series A preferred unit distributions	(8,496)	(8,500)	(8,500)
Series B preferred unit distributions	(5,606)	(5,608)	(5,608)
Series J preferred unit distributions	(3,303)	(873)	—
Series K preferred unit distributions	(2,367)	—	—
Preferred unit redemption discount/(premium)	412	(4,400)	—

Net income available to common unitholders	$122,996	$132,756	$121,324

INCOME AVAILABLE TO COMMON UNITHOLDERS ATTRIBUTABLE TO:
General partner	$116,153	$125,053	$113,282
Limited partners	6,843	7,703	8,042

Net income available to common unitholders	$122,996	$132,756	$121,324

BASIC INCOME PER COMMON UNIT
Income from continuing operations available to common unitholders	$1.03	$1.29	$1.18
Discontinued operations	0.36	0.20	0.17

Net income available to common unitholders	$1.39	$1.49	$1.35

DILUTED INCOME PER COMMON UNIT
Income from continuing operations available to common unitholders	$1.02	$1.28	$1.18
Discontinued operations	0.35	0.19	0.17

Net income available to common unitholders	$1.37	$1.47	$1.35

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	88,204,208	89,286,379	89,566,375

Diluted	89,689,310	90,325,801	90,024,511

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2002, 2001 and 2000

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Dollars in thousands, except unit amounts)
Balance at December 31, 1999	4,000,000	$96,100	84,903,630	$1,733,159	1,300,000	$62,190	4,507,689	$92,100	$1,983,549
Contributions	—	—	—	—	—	—	94,771	2,228	2,228
Comprehensive income:
Net Income	—	8,500	—	113,282	—	5,608	—	8,042
Unrealized loss on securities	—	—	—	(32,725)	—	—	—	(2,275)
Total comprehensive income									100,432
Issuance of common limited partnership units in connection with issuance of restricted stock	—	—	161,996	3,270	—	—	—	—	3,270
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	103,217	2,180	—	—	—	—	2,180
Conversion of common limited partnership units to common stock	—	—	206,423	4,913	—	—	(206,423)	(4,153)	760
Conversion of common limited partnership units to cash	—	—	—	—	—	—	(34,046)	(681)	(681)
Reallocation of common limited partnership units	—	—	(1,465,926)	(29,318)	—	—	1,465,926	29,318	—
Deferred compensation	—	—	—	(3,270)	—	—	—	—	(3,270)
Deferred compensation amortization	—	—	—	1,022	—	—	—	—	1,022
Reallocation of interests	—	—	—	3,622	—	—	—	(237)	3,385
Distributions	—	(8,500)	—	(124,305)	—	(5,479)	—	(8,688)	(146,972)

Balance at December 31, 2000	4,000,000	96,100	83,909,340	$1,671,830	1,300,000	62,319	5,827,917	115,654	1,945,903
Contributions	—	—	—	—	800,000	38,906	—	—	38,906
Comprehensive income:
Net Income	—	8,500	—	129,453	—	6,481	—	7,703
Reversal of unrealized loss on securities	—	—	—	3,732	—	—	—	230
Total comprehensive income									156,099
Preferred unit redemption premium	—	—	—	(4,400)	—	—	—	—	(4,400)
Issuance of common limited partnership units in connection with issuance of restricted stock	—	—	237,920	5,853	—	—	—	—	5,853
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	201,960	4,274	—	—	—	—	4,274
Conversion of common limited partnership units to common stock	—	—	635,798	15,255	—	—	(635,798)	(12,650)	2,605
Conversion of common limited partnership units to cash	—	—	—	—	—	—	(223,092)	(4,343)	(4,343)
Retirement of units	—	—	(1,392,600)	(32,892)	—	—	—	—	(32,892)
Deferred compensation	—	—	—	(5,853)	—	—	—	—	(5,853)
Deferred compensation amortization	—	—	—	2,725	—	—	—	—	2,725
Reallocation of interests	—	—	—	(256)	—	256	—	—	—
Distributions	—	(8,500)	—	(133,479)	—	(6,481)	—	(8,065)	(156,525)

Balance at December 31, 2001	4,000,000	96,100	83,592,418	1,656,242	2,100,000	101,225	4,969,027	98,785	1,952,352
Contributions	—	—	—	—	800,000	38,932	—	—	38,932
Comprehensive income:
Net Income	—	8,496	—	115,741	—	11,276	—	6,843
Preferred unit redemption discount	—	—	—	412	—	—	—	—
Currency translation adjustment	—	—	—	31	—	—	—	—
Total comprehensive income									142,799
Issuance of common limited partnership units in connection with issuance of restricted stock and options	—	—	170,604	7,478	—	—	—	—	7,478
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	565,976	14,830	—	—	—	—	14,830
Conversion of common limited partnership units to common stock	—	—	122,640	2,309	—	—	(122,640)	(2,309)	—
Retirement of units	(4,200)	(106)	(2,651,600)	(69,399)	—	—	—	—	(69,505)
Deferred compensation	—	—	—	(7,478)	—	—	—	—	(7,478)
Deferred compensation amortization	—	—	—	5,265	—	—	—	—	5,265
Reallocation of interests	—	—	—	(54)	—	946	—	(982)	(90)
Distributions	—	(8,496)	—	(137,221)	—	(11,276)	—	(7,963)	(164,956)

Balance at December 31, 2002	3,995,800	$95,994	81,800,038	$1,588,156	2,900,000	$141,103	4,846,387	$94,374	$1,919,627

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,356	$152,137	$135,432
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss of AMB Investment Management, L.P.	—	43	3,159
Equity in earnings of unconsolidated joint ventures	(5,674)	(5,467)	(5,212)
Straight-line rents	(11,013)	(10,093)	(10,203)
Debt premiums, discounts and finance cost amortization, net	(58)	(3,562)	(6,055)
Depreciation and amortization, including discontinued operations	134,663	111,414	90,358
Stock-based compensation amortization	5,265	2,725	1,022
Loss on investments in other companies	—	20,758	2,500
Minority interests, including discontinued operations	44,862	49,357	31,311
Gains on developments held for sale	(1,032)	(13,169)	—
Gains from dispositions of real estate, net of minority interests	(19,161)	(23,259)	(1,144)
Changes in assets and liabilities:
Accounts receivable and other assets	(8,269)	14,303	(37,664)
Accounts payable and other liabilities	6,862	(6,625)	57,671

Net cash provided by operating activities	288,801	288,562	261,175
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(19,221)	13,703	(4,002)
Cash paid for property acquisitions	(355,964)	(402,208)	(604,872)
Additions to buildings, development costs and other first generation improvements	(152,196)	(174,651)	(153,534)
Additions to second generation building improvements and lease costs	(54,931)	(47,842)	(40,573)
Additions to interests in unconsolidated joint ventures	35	—	(13,158)
Distributions received from unconsolidated joint ventures	6,423	5,341	4,295
Net proceeds from divestiture of real estate	257,383	242,505	85,345

Net cash used in investing activities	(318,471)	(363,152)	(726,499)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	14,830	4,274	2,180
Retirement of common and preferred units	(69,505)	(32,892)	—
Borrowings on secured debt	167,960	362,052	156,797
Payments on secured debt	(146,118)	(88,866)	(71,822)
Borrowings on unsecured credit facility	230,000	210,000	510,000
Payments on unsecured credit facility	(147,000)	(414,000)	(377,000)
Payments on Alliance Fund I credit facility	—	—	(80,000)
Borrowings on Alliance Fund II credit facility	67,250	125,000	—
Payments on Alliance Fund II credit facility	(145,250)	(1,500)	—
Payment of financing fees	(6,837)	(7,296)	(6,364)
Repayment of mortgage receivable	74,081	—	—
Net proceeds from issuances of senior debt securities	19,883	99,406	278,183
Net proceeds from issuances of preferred units	38,932	63,727	61,413
Repurchase of preferred units	(7,927)	(114,400)	—
Contributions from co-investment partners	146,572	134,770	153,872
Distributions paid to general partner and preferred unitholders	(123,361)	(148,460)	(136,288)
Distributions to limited partners, including preferred units	(67,579)	(64,512)	(38,601)

Net cash provided by financing activities	45,931	127,303	452,370

Net increase (decrease) in cash and cash equivalents	16,261	52,713	(12,954)
Cash and cash equivalents at beginning of period	73,071	20,358	33,312

Cash and cash equivalents at end of period	$89,332	$73,071	$20,358

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$165,154	$147,637	$90,138
Non-cash transactions:
Acquisition of properties	$403,318	$428,254	$729,972
Assumption of debt	(39,687)	(9,724)	(125,100)
Acquisition capital	(7,667)	(16,322)	—

Net cash paid	$355,964	$402,208	$604,872

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

1.     Organization and Formation of the Operating Partnership

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings primarily within key distribution markets worldwide. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries and the “Operating Partnership” means AMB Property, L.P. and its controlled subsidiaries.

      As of December 31, 2002, the Company owned an approximate 94.5% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.5% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of December 31, 2002, the Operating Partnership had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), the successor-in-interest to AMB Investment Management, Inc. (“AMB Investment Management”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs, such as the Operating Partnership’s CustomerAssist Program, and development projects available for sale to third parties. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method. The net impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material.

      Any references to the number of buildings, square footage, customers and occupancy data in the financial statement footnotes are unaudited.

      As of December 31, 2002, the Operating Partnership owned 904 industrial buildings and seven retail centers, located in 28 markets throughout North America and France. The Operating Partnership’s strategy is

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to become a leading provider of distribution properties in supply-constrained, infill submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas. As of December 31, 2002, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 84.2 million rentable square feet and were 94.6% leased to over 2,300 customers. As of December 31, 2002, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.0 million rentable square feet and were 88.6% leased to 122 customers.

      As of December 31, 2002, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 1.7 million rentable square feet on behalf of various clients. In addition, the Operating Partnership has investments in industrial buildings, totaling approximately 5.5 million rentable square feet, through unconsolidated joint ventures.

2.     Summary of Significant Accounting Policies

      Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership, its wholly-owned subsidiaries and joint ventures, in which the Operating Partnership has a controlling interest. Third-party equity interests in the Operating Partnership and joint ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has four non-controlling limited partnership interests in four separate unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

      Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included with gains from disposition of real estate, net on the consolidated statements of operations. The Operating Partnership evaluated its properties held for divestiture and operating properties for impairment and reduced their carrying value by $1.2 million, $18.6 million and $5.9 million in 2002, 2001 and 2000, respectively. The management of the Operating Partnership believes that there are no additional impairments of the carrying values of its investments in real estate as of December 31, 2002.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives and components of depreciation and amortization expense for the years ended December 31, are as follows (dollars in thousands):

	Estimated
Depreciation and Amortization Expenses	Lives	2002	2001	2000

Building costs	40	$80,663	$73,462	$62,097
Buildings and improvements:
Roof/ HVAC/parking lots	10	5,471	3,836	2,404
Plumbing/signage	7	1,170	805	484
Painting and other	5	13,370	7,664	6,345
Tenant improvements	Various	14,386	12,305	9,165
Lease commissions	Various	17,076	11,311	8,641

Total real estate depreciation		132,136	109,383	89,136
Other depreciation and amortization	Various	2,527	2,031	1,222
Discontinued operations’ depreciation	Various	(7,503)	(6,576)	(5,398)

Total depreciation and amortization		$127,160	$104,838	$84,960

      The cost of buildings and improvements includes the purchase price of the property or interest in property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2002, 2001 and 2000, was $6.9 million, $13.7 million and $15.5 million, respectively.

      Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance expenditures include painting and repair costs. The Operating Partnership expenses costs as incurred and does not accrue in advance of planned major maintenance activities. Significant renovations or betterments that extend the economic useful life of assets are capitalized and include parking lot, HVAC and roof replacement costs.

      Business Combinations. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 and No. 142 require the Operating Partnership to record at acquisition an intangible asset or liability for the value attributable to above or below-market leases. The requirements are applicable to all acquisitions subsequent to July 1, 2001. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the Operating Partnership’s financial position or results of operations.

      Investments in Unconsolidated Joint Ventures. The Operating Partnership has non-controlling limited partnership interests in four separate unconsolidated joint ventures. These investments are not consolidated because the Operating Partnership does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership accounts for the joint ventures using the equity method of accounting.

      Section 1031 Reverse Exchanges. Reverse exchanges represent loan agreements with third parties, whereby the Operating Partnership loans substantially all funds to the third party to acquire a real estate investment that we intend to acquire in a Section 1031 exchange. The loan is secured by the real estate investment and title is held by the third party. Upon acquisition of the property by the third party, the Operating Partnership records the asset as an investment in real estate and records the rental income and expenses associated with the property as the Operating Partnership retains the risk of loss and the benefits of

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the asset. As of December 31, 2002, the Operating Partnership had one property in a reverse exchange valued at $13.5 million.

      Concentration of Credit Risk. Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership’s ability to lease space and on the amount of rent received. As of December 31, 2002, the Operating Partnership did not have any single tenant that accounted for greater than 2.6% of rental revenues.

      Cash and Cash Equivalents. Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

      Restricted Cash. Restricted cash includes cash held in escrow in connection with property purchases, Section 1031 exchange accounts and debt and real estate tax payments.

      Accounts Receivable. Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $46.3 million and $37.9 million as of December 31, 2002 and 2001, respectively. The Operating Partnership regularly reviews the credit worthiness of its tenants and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

      Mortgage Receivable. Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. Based on borrowing rates available at December 31, 2002, the estimated fair value of the mortgage receivable was $15.5 million.

      Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2002 and 2001, deferred financing costs were $19.6 million and $17.5 million, respectively, net of accumulated amortization. Such amounts are included in other assets on the accompanying consolidated balance sheets.

      Investments in Other Companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. For its investments in private companies, the Operating Partnership periodically reviewed its investments and management determined if the value of such investments had been permanently impaired. During 2001, the Operating Partnership recognized losses on its investments in other companies totaling $20.8 million, including its investment in Webvan Group, Inc. The Operating Partnership had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income. As of December 31, 2001, the Operating Partnership had realized losses on 100% of its investments in such other companies. The Operating Partnership recognized no gains or losses in 2002.

      Debt. The Operating Partnership’s debt includes both fixed and variable rate secured debt, unsecured fixed rate debt and unsecured variable rate credit facilities. Based on borrowing rates available to the Operating Partnership at December 31, 2002, the book value and the estimated fair value of the fixed rate secured and unsecured debt were $2,019.4 million and $2,152.6 million, respectively. The carrying value of the variable rate debt approximates fair value.

      Debt Premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums are being amortized into interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2002 and 2001, the net unamortized debt premium was $9.8 million and $14.9 million, respectively, and are included as a component of secured debt on the accompanying consolidated balance sheets.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Rental Revenues. The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. In addition, the Operating Partnership nets its bad debt expense against rental income for financial reporting purposes. Such amounts totaled $1.8 million, $5.2 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Private Capital Income. Private capital income consists primarily of asset management fees and acquisition and disposition fees earned by AMB Capital Partners from joint ventures and clients. Private capital income also includes priority distributions from the Operating Partnership’s co-investment joint ventures.

      Interest and Other Income. Interest and other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.

      Stock-based compensation expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, its general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. During 2002, the Company awarded 2.0 million stock options to employees. In accordance with SFAS No. 123, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Related stock-based compensation expense was $0.9 million for the year ended December 31, 2002. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002. Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been reduced by $2.4 million, $3.9 million and $2.7 million and pro forma basic and diluted earnings per share would have been reduced to $1.37 and $1.34; $1.44 and $1.42; and $1.32 and $1.31, respectively, for the years ended December 31, 2002, 2001 and 2000.

      Discontinued operations. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains SFAS No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. Beginning in 2002, the Operating Partnership reported operating results attributable to discontinued operations and the applicable gain on disposition of real estate separately as prescribed under the provisions of SFAS No. 144. The consolidated statements of operations for the years ended December 31, 2001 and 2000 were also revised to conform with this change.

      Financial Instruments. For its lease denominated in Mexican pesos, the Operating Partnership used derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. The Operating Partnership’s only derivative financial instruments in effect at December 31, 2002, were a combination of foreign currency option contracts. These derivative instruments were marked to market

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through accumulated other comprehensive income because they qualified for hedge accounting treatment. In assessing the fair value of its financial instruments, the Operating Partnership uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. The Operating Partnership uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

      Comprehensive Income. Comprehensive income consists of net income, unrealized gains and losses on certain investments in equity securities and foreign currency translation adjustments and is presented in the consolidated statements of partners’ capital.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.

3.     Transactions with Affiliates

      AMB Capital Partners provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs, such as the Operating Partnership’s CustomerAssist Program, and development projects available for sale to third parties. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management (predecessor-in-interest to AMB Capital Partners) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method and did not include expenses incurred by these two unconsolidated preferred stock subsidiaries in general and administrative expenses, they were netted with private capital income. The net impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material. General and administrative expenses for the twelve months ended December 31, 2001, would have been $39.4 million had the subsidiaries been consolidated beginning January 1, 2001.

4.     Real Estate Acquisition and Development Activity

      During 2002, the Operating Partnership invested $403.3 million in operating properties, consisting of 43 industrial buildings, aggregating approximately 5.4 million square feet, and a parking lot adjacent to Los Angeles International Airport. The Operating Partnership’s acquisitions included the investment of $166.5 million in 31 industrial buildings, aggregating approximately 3.1 million square feet through three of the Operating Partnership’s co-investment joint ventures.

      During 2002, the Operating Partnership completed industrial developments valued at $135.4 million, aggregating approximately 3.1 million square feet. The Operating Partnership also initiated new industrial development projects in North America, France and Singapore valued at $90.6 million, aggregating approximately 1.8 million square feet.

      As of December 31, 2002, the Operating Partnership had in its development pipeline: (1) 10 industrial projects, which will total approximately 1.7 million square feet and have an aggregate estimated investment of $106.8 million upon completion; and (2) three development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $49.1 million upon completion. As of December 31, 2002, the Operating Partnership and its Development Alliance Partners®

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have funded an aggregate of $92.8 million and will need to fund an estimated additional $63.1 million in order to complete current and planned projects during 2003 and 2004.

      During 2001, the Operating Partnership invested $428.3 million in operating properties, consisting of 65 industrial buildings, aggregating approximately 6.8 million square feet, which included the investment of $219.5 million in 36 industrial buildings, aggregating approximately 3.8 million square feet through three of the Operating Partnership’s co-investment joint ventures.

      During 2001, the Operating Partnership completed industrial and retail developments valued at $148.0 million and $73.9 million, respectively, aggregating approximately 2.3 million and 0.4 million square feet, respectively. The Operating Partnership also initiated new industrial development projects valued at $9.7 million, aggregating approximately 0.2 million square feet.

5.     Property Divestitures and Properties Held for Divestiture

      Property Divestitures. During 2002, the Operating Partnership divested itself of 58 industrial buildings, two retail properties and one undeveloped retail land parcel, aggregating approximately 5.7 million square feet, for an aggregate price of $244.0 million, with a resulting net gain of $9.6 million, which is net of minority interests’ share. During 2002, we also completed and sold six buildings developed as part of our development-for-sale program for a net gain of $1.0 million. As of December 31, 2002, we were developing three projects for sale to third parties.

      In June 2002, the Operating Partnership also sold operating properties valued at $76.9 million, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to one of its co-investment joint ventures. The properties sold to the co-investment joint venture were reflected at the Operating Partnership’s historical cost because the Operating Partnership controls these joint ventures and, therefore, they were under common control. The Operating Partnership recognized a gain of $3.3 million related to these sales representing the portion of the properties acquired by the third-party co-investors. In November 2002, the Operating Partnership’s joint venture partner in AMB Partners II, L.P. (“Partners II”) increased its ownership in Partners II from 50% to 80% by acquiring 30% of the Operating Partnership’s partnership interest. The Operating Partnership recognized a gain of $6.3 million on the sale of its interest.

      During 2001, the Operating Partnership divested itself of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $24.1 million, which is net of minority interests’ share. The resulting net gain is before impairment charges of $18.6 million and the gain on the Operating Partnership’s contributed properties of $17.8 million.

      During 2001, the Operating Partnership also contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings, aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. The properties contributed to the co-investment joint ventures were reflected at the Operating Partnership’s historical cost because the Operating Partnership controls these joint ventures and, therefore, they were under common control. The Operating Partnership recognized a gain of $17.8 million related to these contributions representing the portion of the contributed properties acquired by the third-party co-investors.

      During 2000, the Operating Partnership divested itself of 25 industrial buildings and one retail center, aggregating approximately 2.5 million square feet, for an aggregate price of $175.7 million, with a resulting net gain of $7.0 million. The resulting net gain is before impairment charges of $5.9 million.

      Properties Held for Divestiture. As of December 31, 2002, the Operating Partnership had decided to divest itself of four industrial properties, one development property and two retail properties with a net book value of $107.9 million. The properties are not in the Operating Partnership’s core markets and do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the years ended December 31, (dollars in thousands):

	2002	2001	2000

Rental revenues	$38,809	$37,952	$31,951
Straight-line rents	1,522	73	1,091
Interest and other income	6	43	67
Property operating expenses	(4,876)	(4,564)	(4,147)
Real estate taxes	(5,512)	(5,879)	(5,168)
Interest, including amortization	(3,926)	(4,725)	(4,436)
Depreciation and amortization	(7,503)	(6,576)	(5,398)
Minority interests’ share	(26)	(24)	(25)

Income attributable to discontinued operations	$18,494	$16,300	$13,935

      As of December 31, 2002 and 2001, assets and liabilities of properties held for divestiture consisted of the following (dollars in thousands):

	2002	2001

Accounts receivable, net	$3,986	$3,065
Other assets	$82	$174
Secured debt	$9,544	$32,024
Accounts payable and other liabilities	$1,912	$2,257

6.     Mortgages Receivable

      In September 2000, the Operating Partnership sold a retail center located in Southern California. The Operating Partnership carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002. The Operating Partnership received full repayment of this mortgage on July 3, 2002.

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 30, 2002, the outstanding balance on the note was $13.1 million.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Debt

      As of December 31, 2002 and 2001, debt consisted of the following (dollars in thousands):

	December 31,	December 31,
	2002	2001

Operating Partnership secured debt, varying interest rates from 4.0% to 10.4%, due January 2003 to January 2014 (weighted average interest rate of 8.1% at December 31, 2002 and 2001)	$381,764	$453,954
Joint venture secured debt, varying interest rates from 3.0% to 12.0%, due April 2004 to April 2023 (weighted average interest rate of 7.0% and 7.1% at December 31, 2002 and 2001, respectively)	893,093	759,374
Unsecured senior debt securities, varying interest rates from 5.9% to 8.0%, (weighted average interest rate of 7.2% and 7.3% at December 31, 2002 and 2001, respectively) due June 2005 to June 2018.	800,000	780,000
Unsecured debt, interest rate of 7.5%, due June 2013 and November 2015.	10,186	—
Unsecured credit facility, variable interest at LIBOR plus 60 basis points (interest rate of 2.0% and 2.8% at December 31, 2002 and 2001, respectively), due December 2005.	95,000	12,000
Alliance Fund II credit facility, variable interest at LIBOR plus 87.5 basis points (interest rate of 2.3% at December 31, 2002), due August 2003.	45,500	123,500

Total before premiums	2,225,543	2,128,828
Unamortized premiums	9,818	14,886

Total consolidated debt	$2,235,361	$2,143,714

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of December 31, 2002 and 2001, the total gross investment book value of those properties securing the debt was $2.6 billion and $2.3 billion, respectively, including $1.6 billion and $1.2 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $65.6 million as of December 31, 2002, which bear interest at variable rates (weighted average interest rate of 3.5% as of December 31, 2002). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2002. As of December 31, 2002, the Operating Partnership had 26 non-recourse secured loans, which are cross-collateralized by 60 properties, totaling $711.7 million (not including unamortized debt premiums).

      Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. The senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2002.

      In May 2002, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes (unsecured senior debt securities), which will be guaranteed by the Company. As of December 31, 2002, the Operating Partnership had issued no medium-term notes under this program.

      In August 2000, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which are guaranteed by the Company. On January 14, 2002, the Operating Partnership completed this program when it issued and sold the remaining

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$20.0 million of the notes to Lehman Brothers, Inc., as principal. The Company has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The Operating Partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness and to acquire and develop additional properties.

      In December 2002, the Operating Partnership renewed its $500.0 million unsecured revolving line of credit. The Company guarantees the Operating Partnership’s obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and is subject to a 20 basis point annual facility fee. Borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Both the facility fee and the interest rate are based on the Operating Partnership’s credit rating, which is currently investment grade. The credit facility includes a multi-currency component under which up to $150.0 million may be drawn in either British pounds sterling, euros or yen, provided that such currency is readily available and freely transferable and convertible to U.S. dollars. The Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The Operating Partnership uses its unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Operating Partnership’s unencumbered properties. As of December 31, 2002, the outstanding balance on the credit facility was $95.0 million and the remaining amount available was $379.0 million, net of outstanding letters of credit (excluding the additional $200.0 million of potential additional capacity). The credit facility has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants at December 31, 2002.

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”) and the Alliance Fund II. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of December 31, 2002, the outstanding balance was $45.5 million and the remaining amount available was $31.2 million, net of outstanding letters of credit and capital contributions from third-party investors. The credit facility has various covenants. Management believes that the Alliance Fund II and the Alliance REIT II were in compliance with their financial covenants as of December 31, 2002.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2002, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating	Consolidated	Unsecured
	Partnership	Joint	Senior
	Secured	Venture	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2003	$74,631	$19,678	$—	$558	$45,500	$140,367
2004	63,465	64,928	—	601	—	128,994
2005	45,511	59,326	250,000	647	95,000	450,484
2006	85,023	65,676	25,000	698	—	176,397
2007	24,073	43,163	75,000	752	—	142,988
2008	32,669	154,684	175,000	810	—	363,163
2009	4,147	76,826	—	873	—	81,846
2010	50,948	105,854	75,000	941	—	232,743
2011	409	179,295	75,000	1,014	—	255,718
2012	407	101,399	—	1,092	—	102,898
Thereafter	481	22,264	125,000	2,200	—	149,945

	$381,764	$893,093	$800,000	$10,186	$140,500	$2,225,543

8.     Leasing Activity

      Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2002, was as follows (dollars in thousands):

2003	$546,267
2004	454,176
2005	356,236
2006	274,783
2007	203,883
Thereafter	506,035

Total	$2,341,380

      The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

      In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $127.6 million, $116.7 million and $77.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are included as rental income and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

9.     Income Taxes

      As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state, local and foreign taxes on its income and property. In addition, the Operating Partnership is required to pay federal and state

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax on its net taxable income, if any, from the activities conducted through IMD Holding Corporation and Headlands Realty Corporation.

      The following reconciles net income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31, (dollars in thousands):

	2002	2001	2000

Net income available to common unitholders attributable to the general partner	$116,153	$125,053	$113,282
Book depreciation and amortization	127,160	104,838	84,960
Book depreciation discontinued operations	7,503	6,576	5,398
Tax depreciation and amortization	(125,888)	(117,400)	(87,338)
Book/tax difference on gain on divestiture of real estate	26,328	(7,563)	24,688
Other book/tax differences, net(1)	(39,621)	15,943	(5,723)

Taxable income available to common unitholders	$111,635	$127,447	$135,267

(1)	Primarily due to straight-line rent, prepaid rent, joint venture accounting and debt premium amortization timing differences.

10.     Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Operating Partnership represent interests held by certain third parties in several real estate joint ventures, aggregating approximately 33.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. As of December 31, 2002, the Operating Partnership had investments in five co-investment joint ventures with a gross book value of $1.6 billion, which are consolidated for financial reporting purposes and which are discussed below. The Operating Partnership’s five co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets nationwide.

      Our co-investment joint ventures at December 31, 2002 (dollars in thousands):

		Operating
		Partnership’s
		Ownership	Total
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$170,084
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	$393,007
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20% (4)	$248,306
AMB-SGP, L.P.	Industrial JV Pte Ltd. GIC Real Estate Pte Ltd.(2)	50%	$367,082
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	$350,416

(1)	Included 15 institutional investors as stockholders as of December 31, 2002.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Included 14 institutional investors as stockholders as of December 31, 2002.

(4)	In November 2002, the City and County of San Francisco Employees’ Retirement System increased its ownership in Partners II from 50% to 80% by acquiring 30% of the Operating Partnership’s partnership interest. The Operating Partnership recognized a gain of $6.3 million.

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

      The following table distinguishes the minority interest liability as of December 31, 2002 and 2001 (dollars in thousands):

	December 31, 2002	December 31, 2001

Joint venture partners	$488,524	$359,514
Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	77,684	77,687
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $13,372)	13,082	19,597
Series G preferred units (repurchased in July 2002)	—	954
Series H preferred units (liquidation preference of $42,000)	40,912	40,915
Series I preferred units (liquidation preference of $25,500)	24,800	24,821

Total minority interests	$655,790	$534,276

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table distinguishes the minority interests’ share of net income for the years ended December 31, (dollars in thousands):

	2002	2001	2000

Joint venture partners	$30,963	$27,132	$12,281
Held through AMB Property II, L.P.:
Series C preferred units (repurchased in December 2001)	—	8,540	9,624
Series D preferred units (liquidation preference of $79,767)	6,182	6,180	6,180
Series E preferred units (liquidation preference of $11,022)	854	856	856
Series F preferred units (liquidation preference of $13,372)	1,342	1,580	1,228
Series G preferred units (repurchased in July 2002)	43	80	27
Series H preferred units (liquidation preference of $42,000)	3,412	3,412	1,090
Series I preferred units (liquidation preference of $25,500)	2,040	1,553	—

Total minority interests’ share of net income	$44,836	$49,333	$31,286

11.     Investments in Unconsolidated Joint Ventures

      The Operating Partnership has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Operating Partnership has a 50% interest in two other operating joint ventures, which own an aggregate of 7 industrial buildings totaling approximately 1.4 million square feet. The Operating Partnership also has a 50% interest in a development alliance joint venture. The Operating Partnership’s net equity investment in these joint ventures is shown as investments in unconsolidated joint ventures on the accompanying consolidated balance sheets.

      Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. As of December 31, 2002, the Operating Partnership’s share of unconsolidated joint venture debt was $39.3 million.

      The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture to redevelop the Operating Partnership’s office space in San Francisco. The investment is not consolidated because the Operating Partnership does not own a majority interest and does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007, and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement.

12.     Partners’ Capital

      During 2002, the Operating Partnership redeemed 122,640 of its common limited partnership units for shares of the Company’s common stock. Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Operating Partnership presently anticipates that it will generally elect to

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have the Company issue shares of its common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors, assuming common stock was issued in the exchange.

      In December 2001, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common and preferred stock. In December 2002, the Company’s board of directors increased the repurchase program to $200.0 million. The new stock repurchase program expires in December 2003. During 2002, the Company repurchased 2,651,600 shares of its common stock for $69.4 million, including commissions, and the Operating Partnership retired the same number of common general partnership units.

      As of December 31, 2002, the Operating Partnership had outstanding 84,012,282 common general partnership units, 4,846,387 common limited partnership units, 3,995,800 8 1/2% Series A Cumulative Redeemable Partnership Units, 1,300,000 8 5/8% Series B Cumulative Redeemable Partnership Units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, and 800,000 7.95% Series K Cumulative Redeemable Partnership Units.

      In July 2002, the Company repurchased 4,200 shares of its Series A Preferred Stock for an aggregate cost of $0.1 million, including accrued and unpaid dividends and the Operating Partnership retired the same number of preferred units.

      The following table sets forth the distributions paid or payable per unit for the years ended December 31:

Paying Entity	Security	2002	2001	2000

Operating Partnership	Common limited partnership units	$1.64	$1.58	$1.48
Operating Partnership	Series A preferred units	$2.13	$2.13	$2.13
Operating Partnership	Series B preferred units	$4.31	$4.31	$4.31
Operating Partnership	Series J preferred units	$3.98	$1.24	n/a
Operating Partnership	Series K preferred units	$2.96	n/a	n/a
AMB Property II, L.P.	Series C preferred units	n/a	$3.88	$4.38
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units(1)	$3.38	$3.98	$3.09
AMB Property II, L.P.	Series G preferred units(1)	$2.14	$3.98	$1.35
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$1.30
AMB Property II, L.P.	Series I preferred units	$4.00	$3.04	n/a

(1)	On July 31, 2002, AMB Property II, L.P., one of the Operating Partnership’s subsidiaries, repurchased 130,000 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. On July, 31, 2002, AMB Property II, L.P. paid a distribution, which accrued during the period from July 15, 2002, to July 31, 2002, of $0.155 per unit on the 130,000 Series F preferred units that were redeemed.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan

      Stock Incentive Plan. The Company has Stock Option and Incentive Plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 18,950,000 shares of common stock under its Stock Incentive Plans. As of December 31, 2002, the Company had 8,764,912 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. The options have a weighted average exercise price of $23.16 and the exercise prices range from $18.94 to $30.83. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options had an original ten-year term and generally vest pro rata in annual installments over a three- to five-year period from the date of grant.

      In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. In accordance with SFAS No. 123, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Related stock-based compensation expense was $0.9 million for the twelve month period ended December 31, 2002. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002. Prior to January 1, 2002, the Operating Partnership applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost had been recognized for the Company’s Stock Incentive Plan as of December 31, 2001.

      As permitted by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, the Operating Partnership has changed its method of accounting for stock options beginning January 1, 2002. The Operating Partnership has not retroactively changed its method of accounting for stock options but has provided additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been reduced by $2.4 million, $3.9 million and $2.7 million and pro forma basic and diluted earnings per unit would have been reduced to $1.37 and $1.34; $1.44 and $1.42; and $1.32 and $1.31, respectively, for the years ended December 31, 2002, 2001 and 2000.

      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yields of 5.9%, 6.4% and 6.5%; expected volatility of 13.3%, 14.9% and 13.3%; risk-free interest rates of 4.0%, 5.2% and 6.1%; and expected lives of 10 years for each year.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Following is a summary of the option activity for the years ended December 31 (options in thousands):

		Weighted	Options
	Shares Under	Average	Exercisable
	Option	Exercise Price	At Year End

Outstanding as of December 31, 1999	4,510	$21.44	1,832

Granted	1,565	20.86
Exercised	(103)	21.11
Forfeited	(205)	21.21

Outstanding as of December 31, 2000	5,767	20.83	3,326

Granted	1,924	24.61
Exercised	(202)	21.15
Forfeited	(52)	22.45

Outstanding as of December 31, 2001	7,437	22.16	4,623

Granted	1,990	26.48
Exercised	(566)	21.41
Forfeited	(96)	24.48

Outstanding as of December 31, 2002	8,765	$23.16	5,526

Remaining average contractual life	7.1 years

Fair value of options granted during the year	$1.56

      In 2002, 2001 and 2000, the Company issued 204,072, 238,790 and 162,229 restricted shares, respectively, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. As of December 31, 2002, 36,200 shares of restricted stock have been forfeited. The 717,611 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

      401(k) Plan. In November 1997, the Company established a Section 401(k) Savings/ Retirement Plan (“401(k) Plan”), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During 2002 and 2001, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2002 and 2001, the Operating Partnership matched the employee contributions to the 401(k) Plan in an amount equal to 50% of the first 5.5% of annual compensation deferred by each employee. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2002 and 2001, the Operating Partnership paid $0.4 million and $0.3 million, respectively, for its 401(k) match.

      Deferred Compensation Plan. Effective September 1, 1999, the Company established a non-qualified deferred compensation plan for officers of the Company and certain of its affiliates. As of January 1, 2002, the plan enables participants to defer income up to 100% of annual base pay and up to 100% of annual bonuses on a pre-tax basis. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2002, 2001 or 2000. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2002 and 2001, the total amount of compensation deferred was $2.9 million and $1.7 million, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Income Per Unit

      The Operating Partnership’s only dilutive securities outstanding for the years ended December 31, 2002, 2001 and 2000 were stock options and restricted stock granted under the Company’s Stock Incentive Plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	2002	2001	2000

WEIGHTED AVERAGE COMMON UNITS
Basic	88,204,208	89,286,379	89,566,375
Stock options and restricted stock	1,485,102	1,039,422	458,136

Diluted weighted average common units	89,689,310	90,325,801	90,024,511

15.     Commitments and Contingencies

Commitments

      Lease Commitments. The Operating Partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities, and office space with remaining lease terms from one to 38 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2002, were as follows (dollars in thousands):

2003	$19,921
2004	19,753
2005	19,819
2006	20,553
2007	20,772
Thereafter	283,574

Total lease commitments	$384,392

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

      Environmental Matters. The Operating Partnership monitors its properties for the presence of hazardous or toxic substances. The Operating Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Operating Partnership’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Operating Partnership’s results of operations and cash flow.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Captive Insurance Company. The Operating Partnership has responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”) in December 2001. Arcata provides insurance coverage for all or a portion of losses below the increased deductible under the third party policies. The Operating Partnership capitalized Arcata in accordance with regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Operating Partnership’s properties. Annually, the Operating Partnership engages an independent third party to perform an actuarial estimate of future projected claims and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, the Operating Partnership believes that it will be able to obtain insurance for its portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Quarterly Financial Data (Unaudited)

      Selected quarterly financial results for 2002 and 2001 were as follows (dollars in thousands):

	Quarter (unaudited)(1)

2002	March 31	June 30	September 30	December 31	Year

Total revenues and other income	$149,807	$148,933	$155,346	$161,757	$615,843
Income before minority interests and gains	41,212	36,883	35,545	34,865	148,505
Total minority interests’ share of income	(11,499)	(10,954)	(12,880)	(9,503)	(44,836)
Total gains on developments and dispositions, net of minority interests	(288)	2,768	618	5,723	8,821
Income from continuing operations	29,425	28,697	23,283	31,085	112,490
Discontinued operations	4,998	4,566	8,177	12,125	29,866

Net income	34,423	33,263	31,460	43,210	142,356
Series A preferred unit distributions	(2,125)	(2,125)	(2,123)	(2,123)	(8,496)
Series B preferred unit distributions	(1,402)	(1,401)	(1,402)	(1,401)	(5,606)
Series J preferred unit distributions	(918)	(795)	(795)	(795)	(3,303)
Series K preferred unit distributions	—	(777)	(795)	(795)	(2,367)
Preferred unit redemption discount	—	—	412	—	412

Net income available to common unitholders	$29,978	$28,165	$26,757	$38,096	$122,996

INCOME FROM CONTINUING OPERATIONS PER COMMON UNIT(2)
Basic	$0.28	$0.26	$0.20	$0.29	$1.03

Diluted	$0.27	$0.26	$0.20	$0.28	$1.02

NET INCOME PER COMMON UNIT(2)
Basic	$0.34	$0.32	$0.30	$0.44	$1.39

Diluted	$0.33	$0.31	$0.30	$0.43	$1.37

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	88,262,128	88,643,124	88,575,091	87,136,382	88,204,208

Diluted	89,724,953	90,462,332	90,379,023	88,495,159	89,689,310

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quarter (unaudited) (1)

2001	March 31	June 30	September 30	December 31	Year

Total revenues and other income	$137,343	$136,084	$144,891	$144,459	$562,777
Income before minority interests and gains	38,303	24,426	44,307	41,706	148,742
Total minority interests’ share of income	(9,815)	(12,983)	(14,695)	(11,840)	(49,333)
Total gains from developments and Dispositions, net of minority interests	16,767	17,792	114	1,755	36,428
Income from continuing operations	45,255	29,235	29,726	31,621	135,837
Discontinued operations	2,362	4,683	5,131	4,124	16,300

Net income	47,617	33,918	34,857	35,745	152,137
Series A preferred unit distributions	(2,125)	(2,125)	(2,125)	(2,125)	(8,500)
Series B preferred unit distributions	(1,402)	(1,402)	(1,402)	(1,402)	(5,608)
Series J preferred unit distributions	—	—	(78)	(795)	(873)
Preferred unit redemption premium	—	—	—	(4,400)	(4,400)

Net income available to common unitholders	$44,090	$30,391	$31,252	$27,023	$132,756

INCOME FROM CONTINUING OPERATIONS PER COMMON UNIT(2)
Basic	$0.48	$0.27	$0.29	$0.26	$1.29

Diluted	$0.47	$0.27	$0.28	$0.25	$1.28

NET INCOME PER COMMON UNIT(2)
Basic	$0.50	$0.33	$0.35	$0.31	$1.49

Diluted	$0.50	$0.33	$0.34	$0.30	$1.47

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	89,669,950	89,691,164	89,550,154	88,243,249	89,286,379

Diluted	90,494,874	90,608,347	90,799,887	89,317,086	90,325,801

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or per unit amounts.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

17.     Segment Information

      The Operating Partnership operates industrial and retail properties in North America and France and manages its business both by property type and by market. Industrial properties represent more than 98% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of December 31, 2002, the Operating Partnership operated industrial properties in eight hub and gateway markets in addition to 20 other markets throughout North America and France. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strategies. As of December 31, 2002, the Operating Partnership operated retail properties in Southeast Florida, Atlanta, Chicago, the San Francisco Bay Area, Boston and Baltimore. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

      Within the hub and gateway market categorization, the Operating Partnership operates in eight major U.S. markets. The other industrial markets category captures all of the Operating Partnership’s other smaller markets. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues			Property NOI(1)

Segments	2002	2001	2000	2002	2001	2000

Industrial hub and gateway markets:
Atlanta	$30,444	$28,264	$23,458	$23,970	$22,722	$19,368
Chicago	45,109	40,990	38,228	31,441	28,197	26,447
Dallas/ Fort Worth	26,693	25,180	24,081	18,911	17,610	16,984
Los Angeles	77,751	61,628	37,187	61,301	49,103	30,366
Northern New Jersey/ New York	47,393	44,897	34,618	31,817	31,622	26,444
San Francisco Bay Area	129,858	106,202	79,155	109,000	88,898	64,972
Miami	35,069	33,176	22,853	25,421	24,366	16,775
Seattle	25,656	23,215	22,081	20,394	18,620	18,048

Total hub and gateway markets	417,973	363,552	281,661	322,255	281,138	219,404
Total other industrial markets	182,971	170,100	145,516	128,730	122,962	107,568
Straight-line rents	11,013	10,093	10,203	11,013	10,093	10,203
Total retail markets	16,896	24,321	26,784	10,597	15,677	19,259
Discontinued operations	(40,331)	(38,025)	(33,042)	(29,943)	(27,582)	(23,727)

Total properties	$588,522	$530,041	$431,122	$442,652	$402,288	$332,707

(1)	Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Total Gross Investment(1)
	As of December 31,

	2002	2001

Industrial hub and gateway markets:
Atlanta	$289,398	$271,663
Chicago	370,139	345,446
Dallas/ Fort Worth	140,616	179,157
Los Angeles	760,640	694,602
Northern New Jersey/ New York	486,644	406,077
San Francisco Bay Area	828,975	806,528
Miami	305,399	288,046
Seattle	249,500	193,154

Total industrial hub and gateway markets	3,431,311	3,184,673
Total other industrial markets	1,489,431	1,321,959
Properties held for divestiture	(115,175)	(164,831)
Total retail markets	120,415	188,910

Total properties	$4,925,982	$4,530,711

(1)	Includes construction in progress of $132.5 million and $181.2 million as of December 31, 2002 and 2001, respectively.

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To the General Partner

of AMB Property, L.P.:

      Our audits of the consolidated financial statements referred to in our report dated January 14, 2003, appearing on page F-1 in this Annual Report on Form 10-K of AMB Property, L.P., also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California

January 14, 2003

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2002

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Acer Distribution Center	1	CA	IND	$—	$3,146	$9,479
Activity Distribution Center	4	CA	IND	—	3,736	11,248
Addison Business Center	1	IL	IND	—	1,060	3,228
Airport South Business Park	7	GA	IND	17,362	10,019	16,528
Albrae Business Center	1	CA	IND	7,780	6,299	6,227
Alsip Industrial	1	IL	IND	—	1,200	3,744
Alvarado Business Center	5	CA	IND	24,195	4,915	26,671
AMB Meadowlands Park	9	NJ	IND	—	5,838	17,923
AMB O’Hare Rosemont	14	IL	IND	8,000	3,131	8,995
AMB Port O’Hare	2	IL	IND	6,150	4,913	5,761
Amwiler-Gwinnett Industial Portfolio	9	GA	IND	7,247	6,641	19,964
Anaheim Industrial	1	CA	IND	—	1,457	4,341
Artesia Industrial Portfolio	25	CA	IND	50,001	22,758	68,254
Around Lenox	1	GA	RET	9,424	3,462	13,848
Arthur Distribution Center	1	IL	IND	4,950	2,726	5,216
Atlanta South Business Park	9	GA	IND	—	8,047	24,180

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Acer Distribution Center	$1,397	$3,146	$10,876	$14,023	$2,037	1997	5-40
Activity Distribution Center	1,460	3,736	12,708	16,444	3,976	1997	5-40
Addison Business Center	79	1,060	3,307	4,366	187	2000	5-40
Airport South Business Park	5,892	10,255	22,183	32,439	800	2001	5-40
Albrae Business Center	89	6,299	6,317	12,615	227	2001	5-40
Alsip Industrial	259	1,200	4,003	5,203	501	1998	5-40
Alvarado Business Center	728	4,915	27,399	32,314	1,266	1997	5-40
AMB Meadowlands Park	1,641	5,838	19,564	25,402	1,425	2000	5-40
AMB O’Hare Rosemont	979	3,131	9,975	13,106	622	1999	5-40
AMB Port O’Hare	252	4,913	6,013	10,926	151	2001	5-40
Amwiler-Gwinnett Industial Portfolio	2,541	6,641	22,504	29,146	3,813	1997	5-40
Anaheim Industrial	334	1,457	4,675	6,131	771	1997	5-40
Artesia Industrial Portfolio	7,008	22,758	75,262	98,020	11,751	1997	5-40
Around Lenox	4,098	3,462	17,946	21,408	2,164	1998	5-40
Arthur Distribution Center	171	2,726	5,387	8,113	258	2001	5-40
Atlanta South Business Park	1,692	8,047	25,872	33,919	3,997	1997	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Atlantic Business Center (Formerly Peachtree North East)	3	GA	IND	—	2,197	6,592
Atlantic Distribution Center	1	GA	IND	3,886	1,519	4,679
Beacon Centre — OP	18	FL	IND	68,703	31,704	96,681
Beacon Centre — AF I	4	FL	IND	17,355	7,229	22,238
Beacon Centre — Headlands	1	FL	RET	—	2,523	7,669
Beacon Industrial Park	8	FL	IND	16,712	10,466	31,437
Bedford Warehouse	1	IL	IND	2,827	1,354	3,225
Belden Avenue	3	IL	IND	10,173	5,822	13,655
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915
Beltway Distribution	1	VA	IND	—	4,800	15,159
Bennington Corporate Center	2	MD	IND	5,958	2,671	8,181
Bensenville Industrial Park	13	IL	IND	37,731	20,799	62,438
Black River	1	WA	IND	—	1,845	3,559
Blue Lagoon Business Park	2	FL	IND	10,748	4,945	14,875
Boston Industrial Portfolio	20	MA	IND	11,009	16,707	52,013
Braemar Business Center	2	MA	IND	—	1,566	4,613
Brennan Distribution	1	CA	IND	4,600	3,683	3,022

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Atlantic Business Center (Formerly Peachtree North East)	1,823	2,197	8,415	10,612	1,566	1998	5-40
Atlantic Distribution Center	155	1,519	4,834	6,353	282	2000	5-40
Beacon Centre — OP	11,271	31,704	107,952	139,656	7,600	2000	5-40
Beacon Centre — AF I	755	7,229	22,993	30,222	1,414	2000	5-40
Beacon Centre — Headlands	236	2,523	7,905	10,428	449	2000	5-40
Beacon Industrial Park	4,960	10,466	36,398	46,864	5,262	1997	5-40
Bedford Warehouse	7	1,354	3,232	4,586	95	2001	5-40
Belden Avenue	1,526	5,822	15,181	21,002	935	1997	5-40
Bell Ranch Distribution	158	6,904	13,073	19,976	529	2001	5-40
Beltway Distribution	5,496	4,800	20,655	25,455	1,933	1999	5-40
Bennington Corporate Center	962	2,671	9,144	11,815	844	2000	5-40
Bensenville Industrial Park	8,806	20,799	71,244	92,043	11,464	1997	5-40
Black River	159	1,845	3,718	5,563	205	2001	5-40
Blue Lagoon Business Park	1,174	4,945	16,048	20,993	2,263	1997	5-40
Boston Industrial Portfolio	15,084	16,707	67,098	83,805	9,046	1998	5-40
Braemar Business Center	934	1,566	5,546	7,113	858	1998	5-40
Brennan Distribution	1,557	3,683	4,578	8,261	138	2001	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Bridgeview Industrial (Formerly Lake Michigan Industrial)	1	IL	IND	—	1,332	3,996
Burnsville Business Center	1	MN	IND	—	932	2,796
BWI Air Cargo Centre	1	MD	IND	2,899	—	6,367
B.W.I.P	2	MD	IND	3,521	2,258	5,149
Cabrillo Distribution Center	1	CA	IND	—	7,563	11,177
Cabot Business Park	13	MA	IND	—	15,283	46,433
Cabot Business Park (KYKJ)	3	MA	IND	—	1,474	14,353
Cabot Business Park SGP	3	MA	IND	16,682	5,499	16,969
Carson Industrial	12	CA	IND	—	4,231	10,418
Cascade Business Center	4	OR	IND	—	2,825	7,860
Central Bay	2	CA	IND	7,400	3,896	7,400
Chancellor	1	FL	IND	2,634	1,587	4,802
Chancellor Square	3	FL	IND	15,346	2,009	6,106
Charles and Chase	1	MD	RET	—	751	2,287
Chancellory Warehouse	1	IL	IND	—	1,566	2,006
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191
Chemway Industrial Portfolio	5	NC	IND	—	2,875	8,625
Chicago Industrial Portfolio	1	IL	IND	1,593	762	2,285

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Bridgeview Industrial (Formerly Lake Michigan Industrial)	81	1,332	4,077	5,409	516	1997	5-40
Burnsville Business Center	1,048	932	3,844	4,776	695	1998	5-40
BWI Air Cargo Centre	87	—	6,454	6,454	370	2000	5-40
B.W.I.P	79	2,258	5,228	7,486	119	2002	5-40
Cabrillo Distribution Center	—	7,563	11,177	18,740	—	2002	5-40
Cabot Business Park	4,542	15,283	50,975	66,258	7,758	1998	5-40
Cabot Business Park (KYKJ)	17,851	2,920	30,759	33,679	2,486	1998	5-40
Cabot Business Park SGP	57	5,499	17,027	22,526	212	2002	5-40
Carson Industrial	3,734	4,231	14,153	18,384	1,293	1999	5-40
Cascade Business Center	2,062	2,825	9,922	12,748	1,480	1998	5-40
Central Bay	801	3,896	8,202	12,097	444	2001	5-40
Chancellor	270	1,587	5,072	6,660	693	1997	5-40
Chancellor Square	2,691	2,009	8,797	10,807	1,832	1998	5-40
Charles and Chase	7	751	2,294	3,044	228	1998	5-40
Chancellory Warehouse	676	1,566	2,681	4,248	57	2002	5-40
Chartwell Distribution Center	70	2,711	8,261	10,972	552	2000	5-40
Chemway Industrial Portfolio	949	2,875	9,574	12,449	1,370	1998	5-40
Chicago Industrial Portfolio	242	762	2,527	3,289	337	1997	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576
Chicago/ O’Hare Industrial Portfolio	5	IL	IND	9,090	4,816	9,603
Circle Freeway	1	OH	IND	—	530	1,591
Columbia Business Center	9	MD	IND	3,988	3,856	11,736
Component Drive Ind Port	3	CA	IND	—	12,688	6,974
Concord Industrial Portfolio	10	CA	IND	9,615	3,872	11,647
Corporate Park/ Hickory Hill	7	TN	IND	15,937	6,789	20,366
Corporate Square Industrial	6	MN	IND	—	4,024	12,113
Corridor Industrial	1	MD	IND	2,403	996	3,019
Crysen Industrial	1	DC	IND	2,623	1,425	4,275
D/ FW Int’l Air Cargo — AF I	1	TX	IND	4,700	—	19,683
D/ FW Air Cargo 2	1	TX	IND	—	—	4,286
Dado Distribution	1	CA	IND	—	7,221	3,739
Dallas Industrial (Formerly Taxas Industrial Fortfolio)	8	TX	IND	—	3,715	11,143
Dayton Air Cargo Centre	5	OH	IND	6,720	—	7,163
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651
Dellamor	8	NJ	IND	14,500	12,061	11,577
DFW Air Cargo Centre	3	TX	IND	6,142	—	20,632

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Chicago Ridge Freight Terminal	12	3,705	3,588	7,294	120	2001	5-40
Chicago/ O’Hare Industrial Portfolio	468	4,816	10,071	14,887	402	2001	5-40
Circle Freeway	613	530	2,204	2,735	540	1998	5-40
Columbia Business Center	1,886	3,856	13,622	17,478	1,753	1999	5-40
Component Drive Ind Port	550	12,688	7,524	20,212	372	2001	5-40
Concord Industrial Portfolio	2,206	3,872	13,853	17,724	1,791	1999	5-40
Corporate Park/ Hickory Hill	1,075	6,789	21,441	28,230	2,852	1998	5-40
Corporate Square Industrial	1,854	4,024	13,967	17,992	2,244	1997	5-40
Corridor Industrial	270	996	3,289	4,285	329	1999	5-40
Crysen Industrial	931	1,425	5,206	6,631	780	1998	5-40
D/ FW Int’l Air Cargo — AF I	3,060	—	22,743	22,743	1,935	1999	5-40
D/ FW Air Cargo 2	13,900	—	18,186	18,186	1,375	1999	5-40
Dado Distribution	56	7,221	3,795	11,016	120	2001	5-40
Dallas Industrial (Formerly Taxas Industrial Fortfolio)	2,486	3,715	13,629	17,344	2,496	1997	5-40
Dayton Air Cargo Centre	346	—	7,509	7,509	510	2000	5-40
Del Amo Industrial Center	31	2,529	7,682	10,211	433	2000	5-40
Dellamor	65	12,061	11,642	23,703	196	2002	5-40
DFW Air Cargo Centre	165	—	20,797	20,797	1,221	2000	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
DFW Airfreight Portfolio	6	TX	IND	6,800	950	8,492
Diablo Industrial Park	13	CA	IND	9,134	3,496	10,852
Dixie Highway	2	KY	IND	—	1,700	5,149
Dock’s Corner	1	NJ	IND	36,328	5,125	22,516
Dock’s Corner II	1	NJ	IND	—	2,272	6,917
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014
Dowe Industrial Center	2	CA	IND	—	2,665	8,034
Dublin Industrial Portfolio	1	CA	IND	—	2,980	9,042
Dulles Airport — Alliance	3	VA	IND	9,748	2,301	6,884
Earlington Business Park	1	WA	IND	—	2,766	3,234
East Bay Doolittle	1	CA	IND	—	7,128	11,023
East Bay Whipple	1	CA	IND	7,000	5,333	8,126
East Valley Warehouse	1	WA	IND	—	6,813	20,511
Eaves Distribution Center	3	CA	IND	15,220	11,893	12,708
Edenvale Business Center	1	MN	IND	—	775	2,412
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113
Elk Grove Village Industrial	10	IL	IND	17,103	6,589	21,739
Elmwood Business Park	5	LA	IND	—	4,163	12,488

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
DFW Airfreight Portfolio	762	950	9,254	10,204	767	2000	5-40
Diablo Industrial Park	513	3,496	11,365	14,861	1,097	1999	5-40
Dixie Highway	210	1,700	5,358	7,059	746	1997	5-40
Dock’s Corner	29,628	13,672	43,597	57,269	2,057	1997	5-40
Dock’s Corner II	349	2,272	7,267	9,539	1,513	1997	5-40
Doolittle Distribution Center	333	2,644	8,347	10,991	638	2000	5-40
Dowe Industrial Center	1,294	2,665	9,328	11,993	1,417	1997	5-40
Dublin Industrial Portfolio	432	2,980	9,473	12,453	520	2000	5-40
Dulles Airport — Alliance	7,680	2,301	14,563	16,864	221	2000	5-40
Earlington Business Park	148	2,766	3,382	6,149	58	2002	5-40
East Bay Doolittle	1,264	7,128	12,288	19,416	544	2001	5-40
East Bay Whipple	701	5,333	8,827	14,160	322	2001	5-40
East Valley Warehouse	5,655	6,813	26,166	32,978	2,492	1999	5-40
Eaves Distribution Center	1,390	11,893	14,097	25,991	406	2001	5-40
Edenvale Business Center	721	775	3,132	3,907	593	1998	5-40
Edgewater Industrial Center	3,375	4,038	18,487	22,525	1,210	2000	5-40
Elk Grove Village Industrial	2,054	6,589	23,793	30,383	1,234	1997	5-40
Elmwood Business Park	1,567	4,163	14,054	18,217	1,865	1998	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Empire Drive	1	KY	IND	—	1,590	4,815
Executive Drive	1	IL	IND	—	1,399	4,236
Fairway Drive Industrial	4	CA	IND	12,383	3,228	13,949
Ford Distribution Cntr	8	CA	IND	—	25,443	23,529
Fordyce Distribution Center	1	CA	IND	7,600	4,340	8,335
Gateway 58	3	MD	IND	—	3,256	9,940
Gateway Commerce Center	5	MD	IND	—	4,083	12,336
Gateway Corporate Center	9	WA	IND	27,000	10,643	32,908
Gateway North	6	WA	IND	14,000	5,270	16,296
Greater Dallas Industrial Portfolio	5	TX	IND	—	5,633	18,414
Greenwood Industrial	3	MD	IND	—	4,729	14,188
Hamilton Parkway (Formerly Lake Michigan Industrial)	1	IL	IND	—	1,554	4,703
Harris Business Center — AF I	10	CA	IND	27,254	19,194	26,368
Harris Business Center — AF II	10	CA	IND	33,500	21,414	33,182
Harvest Business Park	3	WA	IND	—	2,371	7,153
Hawthorne LAX Cargo Center	1	CA	IND	6,550	2,775	8,377
Hayward Industrial — Hathaway	2	CA	IND	—	4,473	13,546

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Empire Drive	277	1,590	5,091	6,682	786	1997	5-40
Executive Drive	806	1,399	5,042	6,441	821	1997	5-40
Fairway Drive Industrial	669	3,228	14,618	17,846	651	1997	5-40
Ford Distribution Cntr	1,811	25,443	25,340	50,782	797	2001	5-40
Fordyce Distribution Center	232	4,340	8,568	12,908	454	2001	5-40
Gateway 58	110	3,256	10,050	13,306	648	2000	5-40
Gateway Commerce Center	1,180	4,083	13,516	17,600	1,669	1999	5-40
Gateway Corporate Center	2,747	10,643	35,655	46,298	3,407	1999	5-40
Gateway North	1,048	5,270	17,344	22,614	1,478	1999	5-40
Greater Dallas Industrial Portfolio	1,231	5,633	19,645	25,277	3,369	1997	5-40
Greenwood Industrial	1,511	4,729	15,698	20,427	2,166	1998	5-40
Hamilton Parkway (Formerly Lake Michigan Industrial)	134	1,554	4,837	6,391	669	1997	5-40
Harris Business Center — AF I	1,129	19,194	27,496	46,690	1,725	2000	5-40
Harris Business Center — AF II	2,791	21,414	35,973	57,386	2,343	2000	5-40
Harvest Business Park	1,040	2,371	8,193	10,564	1,307	1997	5-40
Hawthorne LAX Cargo Center	263	2,775	8,640	11,415	436	2000	5-40
Hayward Industrial — Hathaway	177	4,473	13,723	18,196	713	2000	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Hayward Industrial — Wiegman	1	CA	IND	6,525	2,773	8,393
Highway 17	2	NJ	IND	—	8,185	6,516
Hintz Building	1	TX	IND	—	420	1,259
Holton Drive	1	KY	IND	—	2,633	7,899
IAD Cargo Building 5	1	VA	IND	14,205	—	39,050
International Multifoods	1	CA	IND	—	1,613	4,879
Interstate Crossdock	1	NJ	IND	—	12,712	19,295
Itasca Industrial Portfolio	6	IL	IND	—	6,416	19,289
Jacksonville Air Cargo Centre	1	FL	IND	3,100	—	3,028
Jamesburg	3	NJ	IND	22,571	11,700	35,101
Janitrol	1	OH	IND	—	1,797	5,390
JFK Air Cargo — OP	15	NY	IND	—	15,434	45,660
JFK Air Cargo — AF I	15	NY	IND	19,120	10,260	30,128
JFK Airport Park	1	NY	IND	—	2,350	7,251
JFK International Cargo 75&77	2	NJ	IND	—	—	30,965
Junction Industrial Park	4	CA	IND	—	7,875	23,975
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165
Kingsport Industrial Park	7	WA	IND	16,232	7,919	23,798

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Hayward Industrial — Wiegman	406	2,773	8,799	11,571	453	2000	5-40
Highway 17	—	8,185	6,516	14,701	35	2002	5-40
Hintz Building	271	420	1,530	1,950	205	1998	5-40
Holton Drive	368	2,633	8,267	10,900	1,435	1997	5-40
IAD Cargo Building 5	14	—	39,064	39,064	489	2002	5-40
International Multifoods	1,059	1,613	5,938	7,551	783	1997	5-40
Interstate Crossdock	67	12,712	19,362	32,074	201	2002	5-40
Itasca Industrial Portfolio	2,744	6,416	22,033	28,449	3,651	1997	5-40
Jacksonville Air Cargo Centre	—	—	3,028	3,028	169	2000	5-40
Jamesburg	1,561	11,700	36,662	48,363	4,948	1998	5-40
Janitrol	313	1,797	5,703	7,499	775	1997	5-40
JFK Air Cargo — OP	3,097	15,434	48,757	64,190	3,696	2000	5-40
JFK Air Cargo — AF I	2,827	10,260	32,955	43,215	2,713	2000	5-40
JFK Airport Park	507	2,350	7,757	10,107	582	2000	5-40
JFK International Cargo 75&77	1,052	—	32,017	32,017	384	2002	5-40
Junction Industrial Park	1,457	7,875	25,432	33,307	2,795	1999	5-40
Kent Centre Corporate Park	954	3,042	10,120	13,161	1,660	1997	5-40
Kingsport Industrial Park	2,658	7,919	26,457	34,376	3,964	1997	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
L.A. County Industrial Portfolio	6	CA	IND	23,161	8,226	29,242
LA Media Tech Center	7	CA	IND	—	12,810	12,531
Laurelwood Drive	2	CA	IND	—	2,750	8,538
Lawrence SSF	1	CA	IND	—	2,870	5,521
LAX Air Cargo Centre	3	CA	IND	7,590	—	13,445
Lincoln Industrial Center	1	TX	IND	—	671	2,052
Linden Industrial	1	NJ	IND	—	900	2,753
Locke Drive	1	MA	IND	—	1,074	3,227
Lonestar	7	TX	IND	16,665	6,878	21,154
Los Nietos	4	CA	IND	8,109	2,459	7,751
MCI I Air Cargo Centre	1	MO	IND	5,255	—	5,793
MCI II Air Cargo Centre	1	MO	IND	9,350	—	8,134
Mahwah Corporate Center	5	NJ	IND	—	9,003	27,573
Marietta Industrial	3	GA	IND	—	1,830	5,489
Marina Business Park	2	CA	IND	4,387	3,280	4,316
Martin/ Scott Ind Port	2	CA	IND	—	9,052	5,309
Mazzeo	1	MA	RET	3,372	1,477	4,432
Meadow Lane 495	1	NJ	IND	—	838	2,594
Meadowlands AF II	4	NJ	IND	12,400	6,755	13,093
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485
Meadowridge	3	MD	IND	—	3,716	11,147

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
L.A. County Industrial Portfolio	685	8,226	29,927	38,153	1,420	1997	5-40
LA Media Tech Center	27,341	12,810	39,872	52,682	2,216	1998	5-40
Laurelwood Drive	123	2,750	8,661	11,411	1,174	1997	5-40
Lawrence SSF	1,124	2,870	6,644	9,514	391	2001	5-40
LAX Air Cargo Centre	123	—	13,568	13,568	766	2000	5-40
Lincoln Industrial Center	211	671	2,262	2,933	399	1997	5-40
Linden Industrial	449	900	3,201	4,101	264	1999	5-40
Locke Drive	113	1,074	3,339	4,413	399	1998	5-40
Lonestar	503	6,878	21,657	28,536	289	1997	5-40
Los Nietos	134	2,459	7,884	10,344	382	1999	5-40
MCI I Air Cargo Centre	88	—	5,882	5,882	368	2000	5-40
MCI II Air Cargo Centre	—	—	8,134	8,134	441	2000	5-40
Mahwah Corporate Center	485	9,003	28,058	37,061	3,010	1998	5-40
Marietta Industrial	1,493	1,830	6,983	8,812	1,278	1998	5-40
Marina Business Park	—	3,280	4,316	7,596	36	2002	5-40
Martin/ Scott Ind Port	296	9,052	5,605	14,657	216	2001	5-40
Mazzeo	218	1,477	4,650	6,127	539	1998	5-40
Meadow Lane 495	279	838	2,874	3,711	265	1999	5-40
Meadowlands AF II	990	6,755	14,082	20,837	644	2001	5-40
Meadowlands Cross Dock	935	1,110	4,420	5,530	443	2000	5-40
Meadowridge	339	3,716	11,487	15,202	1,429	1998	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Melrose Park	1	IL	IND	—	2,936	9,190
Mendota Heights	1	MN	IND	—	1,367	4,565
Metric Center	5	TX	IND	—	10,968	32,944
Miami Airport Business Center	6	FL	IND	—	6,400	19,634
Milmont Page Business Center	3	CA	IND	11,561	1,836	10,600
Minneapolis Distribution Portfolio	4	MN	IND	—	6,227	18,692
Minneapolis Industrial Portfolio IV	4	MN	IND	7,420	4,938	14,854
Minneapolis Industrial V	7	MN	IND	4,885	4,426	13,317
Minnetonka	10	MN	IND	11,259	6,690	20,380
Moffett Business Center (MBC Industrial)	4	CA	IND	11,605	5,892	17,716
Moffett Distribution	7	CA	IND	21,130	26,916	11,277
Moffett Park R&D Portfolio	14	CA	IND	—	14,805	44,462
Moonachie Industrial	2	NJ	IND	4,825	2,731	5,228
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568
NDP — Chicago (Formerly Glen Ellyn Rd. & Mitel Drive)	3	IL	IND	—	1,496	4,487
NDP — Los Angeles	6	CA	IND	9,313	5,948	17,844
NDP — Seattle	4	WA	IND	12,041	3,758	11,773
Newark Airport I& II	2	NJ	IND	3,694	1,755	5,400

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Melrose Park	1,737	2,936	10,927	13,863	1,654	1997	5-40
Mendota Heights	2,051	1,367	6,616	7,983	2,379	1998	5-40
Metric Center	979	10,968	33,923	44,891	4,573	1997	5-40
Miami Airport Business Center	1,781	6,400	21,415	27,815	2,269	1999	5-40
Milmont Page Business Center	317	1,836	10,917	12,752	498	1997	5-40
Minneapolis Distribution Portfolio	4,083	6,227	22,775	29,001	3,238	1997	5-40
Minneapolis Industrial Portfolio IV	1,979	4,938	16,833	21,771	2,750	1997	5-40
Minneapolis Industrial V	2,319	4,426	15,635	20,061	2,585	1997	5-40
Minnetonka	2,896	6,690	23,277	29,967	3,323	1998	5-40
Moffett Business Center (MBC Industrial)	3,211	5,892	20,927	26,820	2,948	1997	5-40
Moffett Distribution	933	26,916	12,211	39,127	355	2001	5-40
Moffett Park R&D Portfolio	9,081	14,805	53,543	68,348	10,072	1997	5-40
Moonachie Industrial	258	2,731	5,486	8,217	274	2001	5-40
Murray Hill Parkway	5,195	1,670	7,763	9,433	1,053	1999	5-40
NDP — Chicago (Formerly Glen Ellyn Rd. & Mitel Drive)	694	1,496	5,181	6,677	783	1998	5-40
NDP — Los Angeles	1,226	5,948	19,069	25,017	2,442	1998	5-40
NDP — Seattle	97	3,758	11,870	15,629	151	1998	5-40
Newark Airport I& II	395	1,755	5,794	7,549	465	2000	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Nicholas Warehouse	1	IL	IND	—	2,599	1,883
Norcross/ Brookhollow Portfolio	4	GA	IND	—	3,721	11,180
Northfield Distribution Center	4	TX	IND	12,401	3,944	16,033
Normandie Industrial	1	CA	IND	—	2,398	7,491
Northbrook Distribution Center	1	GA	IND	—	1,039	3,481
Northpointe Commerce	2	CA	IND	—	1,773	5,358
Northwest Distribution Center	3	WA	IND	—	3,533	10,751
Novato Fair Shopping Center	1	CA	RET	7,806	4,393	8,424
Oakland Ridge Industrial Center	12	MD	IND	4,293	5,571	16,933
O’Hare Industrial Portfolio	15	IL	IND	—	7,357	22,112
Orlando Central Park	2	FL	IND	—	1,779	979
Orchard Hill	1	NJ	IND	—	1,212	1,411
Pacific Business Center	2	CA	IND	8,890	5,417	16,291
Pacific Service Center	1	GA	IND	—	504	1,511
Palm Aire	1	FL	RET	—	2,279	9,720
Pardee Drive	1	CA	IND	1,559	619	1,880
Park One at LAX, LLC	0	CA	IND	—	75,000	431
Parkway Business Center	1	MN	IND	—	475	1,425

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Nicholas Warehouse	199	2,599	2,081	4,681	92	2001	5-40
Norcross/ Brookhollow Portfolio	1,094	3,721	12,274	15,995	1,896	1997	5-40
Northfield Distribution Center	24	3,944	16,056	20,001	403	2002	5-40
Normandie Industrial	1,018	2,398	8,508	10,906	613	2000	5-40
Northbrook Distribution Center	964	1,039	4,445	5,484	804	2000	5-40
Northpointe Commerce	332	1,773	5,691	7,464	880	1997	5-40
Northwest Distribution Center	997	3,533	11,748	15,281	1,897	1997	5-40
Novato Fair Shopping Center	2,505	4,393	10,929	15,322	550	2001	5-40
Oakland Ridge Industrial Center	6,116	5,571	23,049	28,620	3,127	1999	5-40
O’Hare Industrial Portfolio	2,551	7,357	24,663	32,020	3,930	1997	5-40
Orlando Central Park	9,914	1,779	10,892	12,671	1,453	1998	5-40
Orchard Hill	—	1,212	1,411	2,622	12	2002	5-40
Pacific Business Center	962	5,417	17,253	22,670	2,553	1997	5-40
Pacific Service Center	659	504	2,170	2,674	708	1998	5-40
Palm Aire	6,789	2,452	16,335	18,787	1,649	1996	5-40
Pardee Drive	64	619	1,944	2,563	92	1999	5-40
Park One at LAX, LLC	—	75,000	431	75,431	—	2002	5-40
Parkway Business Center	528	475	1,953	2,428	341	1998	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Patuxent Range Road	2	MD	IND	—	1,696	5,127
Patuxent Alliance 8280	1	MD	IND	—	887	1,706
Peninsula Business Center III	1	VA	IND	—	992	2,976
Penn James Office Warehouse	2	MN	IND	—	1,991	6,013
Pioneer Alburtis	5	CA	IND	7,150	2,433	7,166
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202
Portland Air Cargo Center	2	OR	IND	—	—	26
Presidents Drive	6	FL	IND	—	5,770	17,655
Preston Court	1	MD	IND	—	2,313	7,192
Production Drive	1	KY	IND	—	425	1,286
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830
Renton Northwest Corp. Park	6	WA	IND	24,400	25,959	14,792
Richardson Tech Center	2	TX	IND	5,183	1,320	5,887
The Rotunda	2	MD	IND	12,669	4,400	17,736
Round Lake Business Center	1	MN	IND	—	875	2,625
Sand Lake Service Center	6	FL	IND	—	3,483	10,585
Santa Barbara Court	1	MD	IND	—	1,617	5,029
Scripps Sorrento	1	CA	IND	—	1,110	3,330

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Patuxent Range Road	431	1,696	5,558	7,254	879	1997	5-40
Patuxent Alliance 8280	43	887	1,749	2,636	79	2001	5-40
Peninsula Business Center III	195	992	3,171	4,162	350	1998	5-40
Penn James Office Warehouse	1,028	1,991	7,041	9,032	1,170	1997	5-40
Pioneer Alburtis	357	2,433	7,523	9,956	421	1999	5-40
Poplar Gateway Truck Terminal	—	4,551	3,152	7,703	—	2002	5-40
Porete Avenue Warehouse	10,667	4,067	22,869	26,936	3,670	1998	5-40
Portland Air Cargo Center	9,588	—	9,614	9,614	235	2002	5-40
Presidents Drive	1,724	5,770	19,379	25,149	2,970	1997	5-40
Preston Court	323	2,313	7,515	9,827	1,089	1997	5-40
Production Drive	344	425	1,630	2,055	375	1997	5-40
Puget Sound Airfreight	139	1,329	1,969	3,298	37	2002	5-40
Renton Northwest Corp. Park	123	25,959	14,915	40,874	220	2002	5-40
Richardson Tech Center	—	1,320	5,887	7,206	124	1997	5-40
The Rotunda	3,006	4,400	20,742	25,142	2,660	1999	5-40
Round Lake Business Center	477	875	3,102	3,977	498	1998	5-40
Sand Lake Service Center	2,351	3,483	12,936	16,419	2,145	1998	5-40
Santa Barbara Court	881	1,617	5,910	7,527	1,027	1997	5-40
Scripps Sorrento	101	1,110	3,432	4,542	392	1998	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Sea Tac I Air Cargo Centre	2	WA	IND	4,855	—	15,594
Sea Tac II Air Cargo Centre	1	WA	IND	—	—	3,056
Seattle Airport Industrial	1	WA	IND	—	619	1,923
Shawnee Industrial	1	GA	IND	—	2,481	7,531
Silicon Valley R&D Portfolio*	6	CA	IND	—	8,024	24,205
Skyland Crossdock	1	NJ	IND	—	—	7,250
Slauson Distribution Center	8	CA	IND	20,499	7,806	23,552
South Bay Industrial	8	CA	IND	18,064	14,992	45,016
South Point Business Park	5	NC	IND	8,481	3,130	10,452
South Ridge at Hartsfield	1	GA	IND	4,132	2,096	4,008
Southfield Industrial Portfolio	13	GA	IND	34,641	12,533	35,730
Southfield Logistics Center	2	GA	IND	—	3,200	10,012
Southside Distribution Center	1	GA	IND	1,274	766	2,480
Stadium Business Park	9	CA	IND	—	3,768	11,345
Sunrise Industrial	4	FL	IND	12,349	6,266	18,798
Sunset Distribution Center	1	CA	IND	—	3,126	1,284
Suwanee Creek Distribution	3	GA	IND	13,799	5,186	23,330
Sylvan	1	GA	IND	—	1,946	5,905

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Sea Tac I Air Cargo Centre	75	—	15,668	15,668	861	2000	5-40
Sea Tac II Air Cargo Centre	130	—	3,185	3,185	211	2000	5-40
Seattle Airport Industrial	173	619	2,097	2,715	156	2000	5-40
Shawnee Industrial	4,825	2,481	12,356	14,837	1,684	1999	5-40
Silicon Valley R&D Portfolio*	5,631	8,024	29,836	37,860	5,168	1997	5-40
Skyland Crossdock	249	—	7,499	7,499	38	2002	5-40
Slauson Distribution Center	2,161	7,806	25,712	33,519	1,365	2000	5-40
South Bay Industrial	5,057	14,992	50,074	65,066	7,600	1997	5-40
South Point Business Park	1,231	3,130	11,684	14,814	1,428	1998	5-40
South Ridge at Hartsfield	33	2,096	4,041	6,137	195	2001	5-40
Southfield Industrial Portfolio	5,826	12,533	41,555	54,088	1,972	1997	5-40
Southfield Logistics Center	5,195	3,200	15,206	18,406	709	2002	5-40
Southside Distribution Center	—	766	2,480	3,246	62	2001	5-40
Stadium Business Park	831	3,768	12,176	15,945	1,825	1997	5-40
Sunrise Industrial	1,649	6,266	20,447	26,713	2,196	1998	5-40
Sunset Distribution Center	47	3,126	1,331	4,457	3	2002	5-40
Suwanee Creek Distribution	3,402	5,186	26,732	31,918	1,711	1998	5-40
Sylvan	89	1,946	5,993	7,940	549	1999	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Systematics	1	CA	IND	—	911	2,773
Technology I	2	MD	IND	—	1,657	5,049
Technology II	9	MD	IND	—	10,206	3,761
TechRidge Phase IA	3	TX	IND	15,074	7,132	21,396
TechRidge Phase II	1	TX	IND	11,476	7,261	13,484
Teterboro Meadowlands 15	1	NJ	IND	9,900	4,961	9,618
Thorndale Distribution	1	IL	IND	—	4,130	4,216
Torrance Commerce Center	6	CA	IND	—	2,045	6,136
Twin Cities	2	MN	IND	—	4,873	14,638
Two South Middlesex	1	NJ	IND	—	2,247	6,781
Valwood	2	TX	IND	3,625	1,983	5,989
Van Nuys Airport Industrial	4	CA	IND	—	9,393	9,399
Viscount	1	FL	IND	—	984	3,016
Walnut Drive (Formerly East Walnut Drive)	1	CA	IND	—	964	2,918
Watson Industrial Center	1	CA	IND	4,600	2,417	4,617
Weigman Road	1	CA	IND	—	1,563	4,688
West North Carrier	1	TX	IND	2,935	1,375	4,165
West Pac Air Cargo Centre	1	PA	IND	—	—	9,716
Williams & Bouroughs	4	CA	IND	6,650	2,337	6,981
Willow Lake Industrial Park	10	TN	IND	19,988	12,415	35,990

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Systematics	620	911	3,393	4,304	459	1997	5-40
Technology I	343	1,657	5,392	7,049	557	1999	5-40
Technology II	29,037	10,206	32,798	43,004	3,374	1999	5-40
TechRidge Phase IA	269	7,132	21,664	28,796	1,329	2000	5-40
TechRidge Phase II	229	7,261	13,714	20,975	600	2001	5-40
Teterboro Meadowlands 15	1,277	4,961	10,895	15,856	689	2001	5-40
Thorndale Distribution	19	4,130	4,235	8,365	71	2002	5-40
Torrance Commerce Center	792	2,045	6,928	8,974	1,013	1998	5-40
Twin Cities	5,327	4,873	19,965	24,838	3,173	1997	5-40
Two South Middlesex	842	2,247	7,623	9,870	1,158	1997	5-40
Valwood	1,220	1,983	7,209	9,192	1,254	1997	5-40
Van Nuys Airport Industrial	13,235	9,393	22,635	32,027	1,486	2000	5-40
Viscount	440	984	3,457	4,440	537	1997	5-40
Walnut Drive (Formerly East Walnut Drive)	614	964	3,532	4,496	435	1997	5-40
Watson Industrial Center	347	2,417	4,963	7,380	244	2001	5-40
Weigman Road	1,621	1,563	6,310	7,872	679	1997	5-40
West North Carrier	239	1,375	4,403	5,778	585	1997	5-40
West Pac Air Cargo Centre	218	—	9,934	9,934	617	2000	5-40
Williams & Bouroughs	2,624	2,337	9,606	11,943	702	1999	5-40
Willow Lake Industrial Park	14,368	12,415	50,358	62,773	10,008	1998	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company

	No. of					Building &
Property	Bldgs./ Ctrs.	Location	Type	Encumbrances	Land	Improvements

	(In thousands, except number of buildings/centers)
Willow Park Industrial Portfolio	21	CA	IND	4,967	25,590	76,771
Wilmington Avenue Wharehouse	2	CA	IND	—	3,849	11,605
Wilsonville	1	OR	IND	—	3,407	13,493
Windsor Court	1	IL	IND	—	766	2,338
Wood Dale Industrial (Includes Bonnie Lane)	5	IL	IND	8,890	2,904	9,166
Yosemite Drive	1	CA	IND	—	2,350	7,051
Zanker/ Charcot Industrial	5	CA	IND	—	5,282	15,887
Bodega San Martin (Mexico City)	1	Mexico	IND	—	7,234	10,889
AMB-Accion Centro Logistico Parque I (Guadalajara)	4	Mexico	IND	17,500	9,555	22,386
Paris Nord Distribution I	1	France	IND	—	2,975	5,112

Total	900			$1,258,049	$1,226,003	$3,040,740

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount Carried at 12/31/02
	Costs
	Capitalized			Total		Year of	Depreciable
	Subsequent to		Building &	Costs(1)	Accumulated	Construction/	Life
Property	Acquisition	Land	Improvements	(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Willow Park Industrial Portfolio	10,468	25,590	87,239	112,829	11,430	1998	5-40
Wilmington Avenue Wharehouse	2,640	3,849	14,245	18,094	1,777	1999	5-40
Wilsonville	58	3,407	13,551	16,958	1,668	1998	5-40
Windsor Court	98	766	2,436	3,202	327	1997	5-40
Wood Dale Industrial (Includes Bonnie Lane)	260	2,904	9,426	12,330	451	1999	5-40
Yosemite Drive	505	2,350	7,556	9,907	1,007	1997	5-40
Zanker/ Charcot Industrial	1,712	5,282	17,600	22,882	2,602	1997	5-40
Bodega San Martin (Mexico City)	15,577	7,234	26,466	33,700	195	2002	5-40
AMB-Accion Centro Logistico Parque I (Guadalajara)	—	9,555	22,386	31,941	20	2002	5-40
Paris Nord Distribution I	—	2,975	5,112	8,087	20	2002	5-40

Total	526,750	$1,236,406	$3,557,086	$4,793,492	$362,540

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2002:

Total per Schedule III(3)	$4,793,492
Construction in process(4)	132,490

Total investments in properties	$4,925,982

(2)	As of December 31, 2002, the aggregate cost for federal income tax purposes of investments in real estate was $4,449,171.

(3)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2002, is as follows:

Investments in Properties:
Balance at beginning of year	$4,530,711
Acquisition of properties	395,651
Improvements, including properties under development/redevelopment	213,875
Divestiture of properties	(263,911)
Adjustment for properties held for divestiture	49,656

Balance at end of year	$4,925,982

Accumulated Depreciation:
Balance at beginning of year	$265,653
Depreciation expense, including discontinued operations	132,136
Adjustment for properties divested and held for divestiture	(36,399)
Asset impairment	1,150

Balance at end of year	$362,540

(4)	Includes $92.8 million of fundings for development projects as of December 31, 2002.