Form 10-Q
period 2003-03-31
AMB PROPERTY LP
filed 2003-05-14
CIK 1045610

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐.

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and December 31, 2002

	March 31,	December 31,
	2003	2002

	(Unaudited,
	dollars in thousands)
ASSETS
Investments in real estate:
Land	$1,213,631	$1,236,406
Buildings and improvements	3,475,523	3,557,086
Construction in progress	180,587	132,490

Total investments in properties	4,869,741	4,925,982
Accumulated depreciation and amortization	(382,900)	(362,540)

Net investments in properties	4,486,841	4,563,442
Investments in unconsolidated joint ventures	67,754	64,428
Properties held for divestiture, net	59,742	107,871

Net investments in real estate	4,614,337	4,735,741
Cash and cash equivalents	134,793	89,332
Restricted cash	15,115	27,882
Mortgage receivable	13,112	13,133
Accounts receivable, net of allowance for doubtful accounts	76,056	74,207
Other assets	51,909	52,199

Total assets	$4,905,322	$4,992,494

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,250,528	$1,284,675
Unsecured senior debt securities	800,000	800,000
Alliance Fund II credit facility	51,500	45,500
Unsecured debt	10,050	10,186
Unsecured credit facility	17,464	95,000

Total debt	2,129,542	2,235,361
Distributions payable	41,441	41,213
Accounts payable and other liabilities	146,609	140,503

Total liabilities	2,317,592	2,417,077
Commitments and contingencies (Notes 3 and 12) Minority interests	665,026	655,790
Partners’ capital:
General partner, 81,304,915 and 81,800,038 units, respectively and 3,995,800 Series A preferred units outstanding with a $99,895 liquidation preference	1,687,101	1,684,150
Limited partners, 4,846,387 units, 1,300,000 Series B preferred units with a $65,000 liquidation preference and 800,000 Series J preferred units with a $40,000 liquidation preference and 800,000 Series K preferred units with a $40,000 liquidation preference	235,603	235,477

Total partners’ capital	1,922,704	1,919,627

Total liabilities and partners’ capital	$4,905,322	$4,992,494

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

	For the Three Months Ended
	March 31,

	2003	2002

	(Unaudited,
	dollars in thousands,
	except per unit amounts)
REVENUES AND OTHER INCOME
Rental revenues	$158,036	$141,781
Equity in earnings of unconsolidated joint ventures	1,235	1,483
Private capital income	2,361	2,588
Interest and other income	1,393	2,850

Total revenues and other income	163,025	148,702
EXPENSES
Property operating expenses	22,138	17,459
Real estate taxes	18,249	17,044
Interest, including amortization	37,180	35,004
Depreciation and amortization	35,022	27,832
General and administrative	12,174	10,137

Total expenses	124,763	107,476

Income before minority interests	38,262	41,226
Minority interests’ share of income Preferred units	(3,388)	(3,537)
Minority interests	(7,781)	(7,966)

Total minority interests’ share of income	(11,169)	(11,503)

Income from continuing operations before gains/(losses) on dispositions	27,093	29,723
Gains/(losses) from dispositions of real estate, net of minority interests	7,429	(288)

Income from continuing operations	34,522	29,435
Discontinued operations, net of minority interests:
Income attributable to discontinued operations	1,606	4,988
Gains from dispositions of real estate, discontinued operations	29,644	—

Total discontinued operations	31,250	4,988

Net income	65,772	34,423
Series A preferred unit distributions	(2,123)	(2,125)
Series B preferred unit distributions	(1,402)	(1,402)
Series J preferred unit distributions	(795)	(918)
Series K preferred unit distributions	(795)	—

Net income available to common unitholders	$60,657	$29,978

Income available to common unitholders attributable to:
General partner	57,255	28,178
Limited partners	3,402	1,800

Net income available to common unitholders	$60,657	$29,978

BASIC INCOME PER COMMON UNIT
Income from continuing operations available to common unitholders	$0.34	$0.28
Discontinued operations	0.37	0.06

Net income available to common unitholders	$0.71	$0.34

DILUTED INCOME PER COMMON UNIT
Income from continuing operations available to common unitholders	$0.33	$0.27
Discontinued operations	0.36	0.06

Net income available to common unitholders	$0.69	$0.33

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	85,944,112	88,262,128

Diluted	87,360,543	89,724,953

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002

	2003	2002

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,772	$34,423
Adjustments to net income:
Equity in earnings of unconsolidated joint ventures	(1,235)	(1,483)
Straight-line rents	(2,380)	(3,961)
Debt premiums, discounts and finance cost amortization, net	(99)	(482)
Depreciation and amortization, including discontinued operations	35,173	29,675
Stock-based compensation amortization	1,942	859
Minority interests, including discontinued operations	11,169	11,503
Gains/ (losses) from dispositions of real estate, net of minority interests	(37,073)	288
Changes in assets and liabilities:
Accounts receivable and other assets	(2,570)	(3,076)
Accounts payable and other liabilities	6,106	(19,502)

Net cash provided by operating activities	76,805	48,244
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	12,767	(4,002)
Cash paid for property acquisitions	(10,494)	(30,486)
Additions to buildings, development costs and other first generation improvements	(56,058)	(13,991)
Additions to second generation building improvements and lease costs	(10,880)	(11,223)
Additions to interests in unconsolidated joint ventures	(809)	—
Distributions received from unconsolidated joint ventures	2,116	1,433
Net proceeds from divestiture of real estate	200,522	36,923

Net cash provided by/ (used in) investing activities	137,164	(21,346)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, proceeds from stock option exercises	1,179	868
Retirement of common stock	(20,562)	—
Borrowings on secured debt	7,913	41,166
Payments on secured debt	(40,688)	(33,979)
Borrowings on unsecured credit facility	112,464	—
Payments on unsecured credit facility	(190,000)	(12,000)
Borrowings on Alliance Fund II credit facility	6,000	23,500
Payments on Alliance Fund II credit facility	—	(31,000)
Payment of financing fees	(36)	(1,662)
Net proceeds from issuances of senior debt securities	—	19,883
Contributions from co-investment partners	7,039	—
Distributions paid to general partner and preferred unitholders	(40,720)	(4,445)
Distributions to minority interests, including preferred units	(11,097)	(15,471)

Net cash used in financing activities	(168,508)	(13,140)

Net increase in cash and cash equivalents	45,461	13,758
Cash and cash equivalents at beginning of period	89,332	73,071

Cash and cash equivalents at end of period	$134,793	$86,829

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$29,756	$20,328
Non-cash transactions:
Acquisition of properties	$10,867	$34,063
Assumption of debt	—	(3,577)
Acquisition capital	(373)	—

Net cash paid	$10,494	$30,486

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the three months ended March 31, 2003

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Unaudited, dollars in thousands)
Balance at December 31, 2002	3,995,800	$95,994	81,800,038	$1,588,156	2,900,000	$141,103	4,846,387	$94,374	$1,919,627
Comprehensive income:
Net Income	—	2,123	—	57,255	—	2,992	—	3,402
Currency translation adjustment	—	—	—	103	—	—	—	—
Total comprehensive income									65,875
Issuance of common limited partnership units in connection with issuance of restricted stock and options	—	—	238,010	10,755	—	—	—	—	10,755
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	54,667	1,179	—	—	—	—	1,179
Retirement of units	—	—	(787,800)	(20,562)	—	—	—	—	(20,562)
Deferred compensation	—	—	—	(10,753)	—	—	—	—	(10,753)
Deferred compensation amortization	—	—	—	1,942	—	—	—	—	1,942
Reallocation of interests	—	—	—	(1,452)	—	—	—	(1,265)	(2,717
Distributions	—	(2,123)	—	(35,516)	—	(2,992)	—	(2,011)	(42,642)

Balance at March 31, 2003	3,995,800	$95,994	81,304,915	$1,591,107	2,900,000	$141,103	4,846,387	$94,500	$1,922,704

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
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

      As of March 31, 2003, the Company owned an approximate 94.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.6% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of March 31, 2003, the Operating Partnership had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs and development projects available for sale to third parties. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties.

      As of March 31, 2003, the Operating Partnership owned 873 industrial buildings and nine retail and other properties, located in 27 markets throughout North America and France. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained, infill submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. As of March 31, 2003, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 80.4 million rentable square feet and were 92.5% leased. As of March 31, 2003, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.0 million rentable square feet and were 87.9% leased to 113 customers.

      As of December 31, 2002, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 1.7 million rentable square feet. In addition, the Operating Partnership has investments in industrial operating and development properties, totaling approximately 8.2 million rentable square feet, through unconsolidated joint ventures.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2003, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $65.6 million and $34.4 million for the three months ended March 31, 2003 and 2002, respectively.

      Financial Instruments. For its lease denominated in Mexican pesos, the Operating Partnership used derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. The Operating Partnership’s only derivative financial instruments in effect at December 31, 2002, were a combination of foreign currency option contracts. These derivative instruments were closed-out when the Operating Partnership sold its property holding the lease denominated in Mexican pesos. The Operating Partnership had no derivative financial instruments in effect at March 31, 2003.

      Foreign Operations. The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries operating in the United States and Mexico. The functional currency for the Operating Partnership’s subsidiaries operating outside North America is generally the local currency of the country in which the entity is located. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital.

      The Operating Partnership’s foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and losses from remeasurement are generally included in the Operating Partnership’s results of operations.

      The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

      New Accounting Pronouncements. In January 2003, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Operating Partnership will adopt the consolidation requirements of this statement in the third quarter of 2003, and it does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of obligations under guarantee contracts be disclosed. The Operating Partnership has no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

3.	Real Estate Acquisition and Development Activity

      During the three months ended March 31, 2003, the Operating Partnership invested $10.9 million in two industrial buildings, aggregating approximately 0.2 million square feet, through two of the Operating Partnership’s co-investment joint ventures. During the quarter ended March 31, 2002, the Operating Partnership invested $35.0 million in eight industrial buildings, aggregating approximately 0.7 million square feet, through two of the Operating Partnership’s co-investment joint ventures.

      During the three months ended March 31, 2003, the Operating Partnership completed two industrial buildings valued at $12.6 million, aggregating approximately 0.2 million square feet. The Operating Partnership also initiated four new industrial projects valued at $36.4 million, aggregating approximately 0.6 million square feet. The Operating Partnership acquired 438 acres of land for development in Miami’s Airport West submarket for $29.7 million. The master planned park, called Beacon Lakes, is fully entitled for 6.8 million square feet of properties for lease or sale. During the quarter, the Operating Partnership and its partner began development of the first two buildings at Beacon Lakes, which will aggregate approximately 0.4 million square feet and have an estimated investment of $20.3 million. New development projects during the quarter include the two Beacon Lakes buildings as well as two additional projects.

      As of March 31, 2003, the Operating Partnership had in its development pipeline: (1) 13 industrial projects, which will total approximately 2.2 million square feet and will have an aggregate estimated investment of $133.2 million upon completion and (2) three development projects available for sale, which will total approximately 0.6 million square feet and will have an aggregate estimated investment of $47.3 million upon completion. As of March 31, 2003, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $102.1 million and needed to fund an estimated additional

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$78.4 million in order to complete current and planned projects. The Operating Partnership’s development pipeline includes projects to be completed through June 2005.

4.	Property Divestitures and Properties Held for Divestiture

      Property Divestitures. During the three months ended March 31, 2003, the Operating Partnership divested itself of ten industrial buildings, aggregating approximately 1.6 million square feet, for an aggregate price of $127.0 million, with a resulting net gain of $29.6 million. The Operating Partnership reported the divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On February 19, 2003, the Operating Partnership also contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the gain on the contributed properties acquired by the third-party investors.

      Properties Held for Divestiture. As of March 31, 2003, the Operating Partnership had decided to divest itself of one industrial building and two retail centers with a net book value of $59.7 million. The properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the three months ended March 31, (dollars in thousands):

	For the Three
	Months Ended
	March 31,

	2003	2002

Rental revenues	$2,618	$10,201
Straight-line rents	88	259
Property operating expenses	(550)	(1,021)
Real estate taxes	(357)	(1,545)
Interest, including amortization	(42)	(1,063)
Depreciation and amortization	(151)	(1,843)

Income attributable to discontinued operations	$1,606	$4,988

      As of March 31, 2003 and December 31, 2002, assets and liabilities of properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2003	2002

Accounts receivable, net	$1,743	$3,986
Other assets	$115	$82
Secured debt	$—	$9,544
Accounts payable and other liabilities	$1,110	$1,912

5.	Mortgage Receivable

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of March 31, 2003, the outstanding balance on the note was $13.1 million.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Debt

      As of March 31, 2003, and December 31, 2002, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2003	2002

Operating Partnership secured debt, varying interest rates from 4.0% to 10.4%, due June 2003 to January 2014 (weighted average interest rate of 8.1% at March 31, 2003 and December 31, 2002)	$348,348	$381,764
Joint venture secured debt, varying interest rates from 2.9% to 12.0%, due April 2004 to April 2023 (weighted average interest rate of 7.0% at March 31, 2003, and December 31, 2002)	893,734	893,093
Unsecured senior debt securities, varying interest rates from 5.9% to 8.0%, (weighted average interest rate of 7.2% at March 31, 2003, and December 31, 2002) due June 2005 to June 2018	800,000	800,000
Alliance Fund II credit facility, variable interest at LIBOR plus 87.5 basis points (weighted average interest rate of 2.2% and 2.3% at March 31, 2003 and December 31, 2002, respectively), due August 2003	51,500	45,500
Unsecured debt, interest rate of 7.5%, due June 2013 and November 2015	10,050	10,186
Unsecured credit facility, variable interest at LIBOR or EURIBOR plus 60 basis points (weighted average interest rate of 3.2% and 2.0% at March 31, 2003 and December 31, 2002, respectively), due December 2005	17,464	95,000

Total debt before unamortized premiums	2,121,096	2,225,543
Unamortized premiums	8,446	9,818

Total consolidated debt	$2,129,542	$2,235,361

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of March 31, 2003 and December 31, 2002, the total gross investment book value of those properties securing the debt was $2.5 billion and $2.6 billion, respectively, including $1.6 billion and $1.6 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $65.6 million as of March 31, 2003, which bear interest at variable rates (weighted average interest rate of 3.5% as of March 31, 2003). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of March 31, 2003. As of March 31, 2003, the Operating Partnership had 28 non-recourse secured loans, which are cross-collateralized by 62 properties, totaling $719.5 million (not including unamortized debt premiums).

      In June 1998, the Operating Partnership issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. The senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of March 31, 2003. In August 2000, the Operating Partnership commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes, which are guaranteed by the Company.

      In May 2002, the Operating Partnership commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes (unsecured senior debt securities), which will be guaranteed by the Company. As of March 31, 2003, the Operating Partnership had issued no medium-term notes under this program.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the Operating Partnership renewed its $500.0 million unsecured revolving line of credit. The Company guarantees the Operating Partnership’s obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and currently is subject to a 20 basis point annual facility fee. Borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Both the facility fee and the interest rate are based on the Operating Partnership’s credit rating, which is currently investment grade. The credit facility includes a multi-currency component under which up to $150.0 million may be drawn in either British pounds sterling, euros or yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the Operating Partnership has an investment grade credit rating). The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The Operating Partnership uses its unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Operating Partnership’s unencumbered properties. As of March 31, 2003, the outstanding balance on the credit facility was $17.5 million and the remaining amount available was $459.2 million, net of outstanding letters of credit (excluding the additional $200.0 million of potential additional capacity). The outstanding balance was denominated in Euros and converted to U.S. dollars at March 31, 2003. The credit facility has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants at March 31, 2003.

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”) and the Alliance Fund II. Borrowings currently bear interest at LIBOR plus 87.5 basis points (2.2% at March 31, 2003). As of March 31, 2003, the outstanding balance was $51.5 million and the remaining amount available was $25.2 million, net of outstanding letters of credit and the previously funded capital contributions from third-party investors. The Operating Partnership repaid the credit facility in April with capital contributions and secured debt proceeds. The credit facility has various covenants. Management believes that the Alliance Fund II and the Alliance REIT II were in compliance with their financial covenants as of March 31, 2003.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2003, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating	Consolidated	Unsecured
	Partnership	Joint	Senior
	Secured	Venture	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2003	$56,160	$12,650	$—	$422	$51,500	$120,732
2004	62,516	65,261	—	601	—	128,378
2005	44,427	59,496	250,000	647	17,464	372,034
2006	82,693	65,996	25,000	698	—	174,387
2007	14,495	43,341	75,000	752	—	133,588
2008	31,665	154,879	175,000	810	—	362,354
2009	4,147	77,032	—	873	—	82,052
2010	50,948	105,766	75,000	941	—	232,655
2011	409	179,525	75,000	1,014	—	255,948
2012	407	107,524	75,000	1,092	—	109,023
Thereafter	481	22,264	125,000	2,200	—	149,945

Total	$348,348	$893,734	$800,000	$10,050	$68,964	$2,121,096

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

      The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s five co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development, of industrial buildings in target markets nationwide.

      The Operating Partnership’s co-investment joint ventures at March 31, 2003 (dollars in thousands) were:

		Operating
		Partnership’s
		Ownership	Total
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$170,257
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	394,409
AMB Partners II, L.P.	City and County of San Francisco	20%	260,326
	Employees’ Retirement System
AMB-SGP, L.P.	Industrial JV Pte Ltd.(3)	50%	367,623
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	356,105

Total			$1,548,720

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes total equity and debt.

(2)	Included 15 institutional investors as stockholders as of March 31, 2003.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors as stockholders and one third-party limited partner as of March 31, 2003.

      The following table distinguishes the minority interest liability as of March 31, 2003 and December 31, 2002 (dollars in thousands):

	March 31,	December 31,
	2003	2002

Joint venture partners	$497,760	$488,524
Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $13,372)	13,082	13,082
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$665,026	$655,790

      The following table distinguishes the minority interests’ share of income, excluding minority interests share of gains from dispositions of real estate (dollars in thousands):

	For the Three Months
	Ended March 31,

	2003	2002

Joint Venture Partners	$7,781	$7,966
Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	1,545	1,545
Series E preferred units (liquidation preference of $11,022)	214	214
Series F preferred units (liquidation preference of $13,372)	266	395
Series G preferred units (repurchased in July 2002)	—	20
Series H preferred units (liquidation preference of $42,000)	853	853
Series I preferred units (liquidation preference of $25,500)	510	510

Total minority interests’ share of net income	$11,169	$11,503

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Investments in Unconsolidated Joint Ventures

      The Operating Partnership’s unconsolidated joint ventures at March 31, 2003 (dollars in thousands) were:

			Operating
			Partnership’s	Net
			Ownership	Equity
Co-investment Joint Venture	Joint Venture Partner	Square Feet	Percentage	Investment

Elk Grove Du Page	Hamilton Partners	4,046,721	56%	$58,883
Pico Rivera	Majestic Realty	855,600	50%	1,503
Monte Vista Spectrum	Majestic Realty	576,852	50%	2,223
Industrial Fund I, LLC	Citigroup Alternative Investments	2,446,334	15%	4,301
Airport Logistics Park of Singapore(1)	Boustead Projects	233,773	50%	844

Total investment in unconsolidated JVs		8,159,280	47%	$67,754

(1)	This is a development alliance joint venture.

      On February 19, 2003, the Operating Partnership formed Industrial Fund I, LLC, a joint venture with Citigroup Global Investments Real Estate LP, LLC, a Delaware limited liability company, and certain of its private investor clients. The Operating Partnership contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to Industrial Fund I, LLC in which it retained a 15% interest. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the gain on the contributed properties acquired by the third-party investors.

      Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. As of March 31, 2003, the Operating Partnership’s share of unconsolidated joint venture debt was $49.1 million.

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

9.     Partners’ Capital

      Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value, as defined in the partnership agreement, of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Operating Partnership presently anticipates that it will

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally elect to have the Company issue shares of its common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the Company’s board of directors, assuming common stock was issued in the exchange. During the three months ended March 31, 2003, the Operating Partnership did not redeem any of its common limited partnership units for shares of the Company’s common stock.

      In December 2001, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common and preferred stock. In December 2002, the Company’s board of directors increased the repurchase program to $200.0 million. The new stock repurchase program expires in December 2003 and, as of March 31, 2003, $110.0 million of repurchase capacity remained under the Company’s stock repurchase program. In January 2003, the Company repurchased and retired 787,800 shares of its common stock for an aggregate purchase price of $20.6 million, including commissions, and the Operating Partnership retired the same number of common general partnership units.

      As of March 31, 2003, the Operating Partnership had outstanding 81,304,915 common general partnership units, 4,846,387 common limited partnership units, 3,995,800 8 1/2% Series A Cumulative Redeemable Partnership Units, 1,300,000 8 5/8% Series B Cumulative Redeemable Partnership Units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, and 800,000 7.95% Series K Cumulative Redeemable Partnership Units.

      The following table sets forth the distributions paid per unit:

		For the Three
		Months Ended
		March 31,

Paying Entity	Security	2003	2002

Operating Partnership	Common limited partnership units	$0.415	$0.410
Operating Partnership	Series A preferred units	$0.531	$0.531
Operating Partnership	Series B preferred units	$1.078	$1.078
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	—
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series G preferred units	—	$0.994
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000

10.     Income Per Unit

      The Operating Partnership’s only dilutive securities outstanding for the three months ended March 31, 2003 and 2002, were stock options and restricted stock granted under the Company’s stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended
	March 31,

	2003	2002

WEIGHTED AVERAGE COMMON UNITS
Basic	85,944,112	88,262,128
Stock options and restricted stock	1,416,431	1,462,825

Diluted weighted average common units	87,360,543	89,724,953

11.     Segment Information

      The Operating Partnership operates industrial and retail properties in North America and France and manages its business both by property type and by market. Industrial properties represent more than 98% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. As of March 31, 2003, the Operating Partnership operated retail properties in Southeast Florida, Atlanta, Chicago, the San Francisco Bay Area, Boston and Baltimore. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

      The industrial domestic target markets category includes Austin, Baltimore/ Washington D.C. and Boston. The industrial domestic non-target markets category captures all of the Operating Partnership’s other

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. markets, except for those markets listed individually in the table. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,

Segments	2003	2002	2003	2002

Industrial domestic hub and gateway markets:
Atlanta	$7,246	$7,313	$5,700	$5,880
Chicago	11,216	11,885	7,840	8,331
Dallas/ Fort Worth	4,080	6,617	2,728	4,835
Los Angeles	23,135	18,645	18,646	14,707
Northern New Jersey/ New York	13,330	10,826	8,662	7,259
San Francisco Bay Area	32,771	29,994	27,988	25,285
Miami	8,053	8,296	5,657	6,232
Seattle	6,887	5,492	5,500	4,375
On-Tarmac	11,493	4,842	6,075	2,781

Total industrial domestic hub markets	118,211	103,910	88,796	79,685
Total industrial domestic target markets	20,332	18,768	14,809	14,836
Total industrial domestic non-target markets	14,790	20,180	9,967	13,154
International target markets	1,120	—	902	—
Straight-line rents	2,380	3,961	2,380	3,961
Total retail markets	3,909	5,422	2,594	3,536
Discontinued operations	(2,706)	(10,460)	(1,799)	(7,894)

Total rental revenues	$158,036	$141,781	$117,649	$107,278

(1)	Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Gross Investment(1)
	As of

	March 31,	December 31,
	2003	2002

Industrial domestic hub and gateway markets:
Atlanta	$265,545	$289,398
Chicago	371,821	370,139
Dallas/ Fort Worth	148,526	140,616
Los Angeles	828,033	760,640
Northern New Jersey/ New York	479,091	486,644
San Francisco Bay Area	800,901	828,975
Miami	347,100	305,399
Seattle	250,640	249,500
On-Tarmac	224,931	223,215

Total industrial domestic hub markets	3,716,588	3,654,526
Total industrial domestic target markets	600,959	599,165
Total industrial domestic non-target markets	439,784	585,939
International target markets	52,827	81,112
Properties held for divestiture	(62,007)	(115,175)
Total retail markets	121,590	120,415

Total investments in properties	$4,869,741	$4,925,982

(1)	Includes construction in progress of $180.6 million and $132.5 million as of March 31, 2003, and December 31, 2002, respectively.

12.     Commitments and Contingencies

Commitments

      Lease Commitments. The Operating Partnership holds operating ground leases on certain land parcels, primarily on-tarmac facilities, and leases on office spaces in San Francisco and Boston. The Operating Partnership also holds a lease on office space in New York City, which it holds for investment purposes. The remaining lease terms are from one to 38 years. Future minimum rental payments required under non-cancelable operating leases in effect as of March 31, 2003, were as follows (dollars in thousands):

2003	$14,941
2004	19,753
2005	19,819
2006	20,553
2007	20,772
Thereafter	283,574

Total lease commitments	$379,412

      These operating lease payments are being amortized ratably over the terms of the related leases.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      General Uninsured Losses. The Operating Partnership carries property and rental loss, liability, flood, environmental and terrorism insurance. The Operating Partnership believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of the Operating Partnership’s properties are located in areas that are subject to earthquake activity; therefore, the Operating Partnership has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Operating Partnership has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, it is not certain that we will be able to collect under such policies. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

      Captive Insurance Company. The Operating Partnership has responded to increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third-party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”) in December 2001. Arcata provides insurance coverage for all or a portion of losses below the increased deductible under the Operating Partnership’s third-party policies. The Operating Partnership capitalized Arcata in accordance with regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Operating Partnership’s properties. Annually, the Operating Partnership engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses and deductibles, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, the Operating Partnership believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

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

      Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property, L.P. The following marks are the registered trademarks of AMB Property Corporation, our general partner: AMB®; Broker Alliance Partners®; Broker Alliance Program®; Customer Alliance Partners®; Customer Alliance Program®; Development Alliance Partners®; Development Alliance Program®; HTD®; High Throughput Distribution®; Institutional Alliance Partners®; Institutional Alliance Program®; Management Alliance Partners®; Management Alliance Program®; Strategic Alliance Partners®; Strategic Alliance Programs®; UPREIT Alliance Partners®; and UPREIT Alliance Program®.

GENERAL

      We commenced operations on November 26, 1997, shortly before the consummation of AMB Property Corporation’s initial public offering.

      We generate revenue primarily from rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs, and our private capital business. In addition, our growth is, dependent on our ability to increase occupancy rates or increase rental rates at our properties and our ability to continue to acquire and develop additional properties. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Although the weak economy has decreased customer demand for new space and has limited or in some cases lowered rent growth, many types of investors are acquiring industrial real estate. We have capitalized on this opportunity by accelerating our portfolio repositioning program through the disposition of properties. While property dispositions result in reinvestment capacity and trigger gain/loss recognition, they also create near-term earnings dilution. However, we believe that, in the long-term, the repositioning of our portfolio will benefit our unitholders. As the general partner of the co-investment joint ventures, we generally will be liable for all of the joint venture’s unsatisfied obligations other than non-recourse obligations. Any such liabilities could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

      Consolidated Joint Ventures. Minority interests represent the limited partnership interests in the operating partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 33.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because we own a majority interest or we exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. When we contribute properties to our joint ventures, we recognize a gain on the contributed properties acquired by the third-party co-investors.

      Investments in Unconsolidated Joint Ventures. We have non-controlling limited partnership interests in five separate unconsolidated joint ventures. These investments are not consolidated because we do not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. We account for the joint ventures using the equity method of accounting. When we contribute properties to our joint ventures, we recognize a gain on the contributed properties acquired by the third-party investors.

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

THE COMPANY

      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates industrial property in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Increasingly, our properties are designed for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. We currently serve 2,546 customers in a portfolio (owned, managed or under development) totaling 987 buildings, encompassing approximately 93.7 million square feet (8.7 million square meters), in 29 global markets.

      We are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in target markets in North America, Europe and Asia. As of March 31, 2003, AMB Property Corporation owned an approximate 94.4% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility and discretion in our day-to-day management and control.

      Our investment strategy targets customers whose businesses are growing at a faster rate than world gross domestic product (GDP) — specifically, participants in global trade. To serve the facilities needs of these customers, we invest in major markets: transportation hubs and gateways in the U.S., and targeted distribution and airport markets internationally. Our target markets are characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annual base rents, approximately 70% of our assets are concentrated in eight domestic hub distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, San Francisco Bay Area, Miami and Seattle.

      By focusing on an investment strategy that benefits from high customer demand and limited competition from new supply, we believe that over time our net operating income will grow and our property values will increase. We work to implement this strategy by investing in locations that have geographic or regulatory supply constraints, high barriers to entry and close proximity to large population centers, and in buildings with customer-preferred characteristics.

      Our portfolio is comprised of strategically located industrial buildings in in-fill submarkets; in-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development. A majority of our owned or managed buildings function as High Throughput Distribution®, or HTD® facilities; buildings designed to quickly distribute our customers’ products, rather than store them. Our investment focus on HTD assets is based on the secular change toward lower inventory levels and expedited supply chains.

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

      As of March 31, 2003, we owned and operated (exclusive of properties that we managed for third parties) 873 industrial buildings and nine retail and other properties, totaling approximately 81.4 million rentable square feet, located in 27 markets throughout North America and in France. As of March 31, 2003, our industrial and retail properties were 92.5% and 87.9% leased, respectively. As of March 31, 2003, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers, totaling approximately 1.7 million rentable square feet. In addition, as of March 31, 2003, we had investments in 67 operating industrial buildings, totaling approximately 7.9 million rentable square feet, through unconsolidated joint ventures.

      As of March 31, 2003, we had two retail centers and one industrial building held for divestiture. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply-constrained markets in the U.S. and internationally that better fit our current investment focus.

      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Boston, Massachusetts and Amsterdam, the Netherlands. As of March 31, 2003, we employed 175 individuals, 131 at our San Francisco headquarters, 43 in our Boston office and one in our Amsterdam office. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have adopted a code of business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, which is available free of charge on our website. We will promptly disclose on our website any amendments to, and waivers from, our code of business conduct relating to any of these specified officers.

Co-investment Joint Ventures

      We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income, which enhances our returns. As of March 31, 2003, we had investments in five co-investment joint ventures with a gross book value of $1.6 billion, which are consolidated for financial reporting purposes.

Acquisition, Development and Disposition Activity

      During the three months ended March 31, 2003, we invested $10.9 million in two operating properties, aggregating approximately 0.2 million square feet, through two of our co-investment joint ventures.

      During the three months ended March 31, 2003, we stabilized two industrial buildings valued at $12.6 million, aggregating approximately 0.2 million square feet. We also initiated four new industrial development projects valued at $36.4 million, aggregating approximately 0.6 million square feet. We acquired 438 acres of land for development in Miami’s Airport West submarket for $29.7 million. The master planned park, called Beacon Lakes, is fully entitled for 6.8 million square feet of properties for lease or sale. During the quarter, we began development of the first two buildings at Beacon Lakes, which will aggregate approximately 0.4 million square feet and have an estimated investment of $20.3 million. New development projects during the quarter include the two Beacon Lakes buildings as well as two additional projects.

      As of March 31, 2003, we had in our development pipeline 13 industrial projects, which will total approximately 2.2 million square feet and have an aggregate estimated investment of $133.2 million upon completion and three development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $47.3 million upon completion. As of March 31, 2003, we and our partners had funded an aggregate of $102.1 million and needed to fund an estimated additional $78.4 million in order to complete current and planned projects.

      During the three months ended March 31, 2003, we disposed of ten industrial buildings, aggregating approximately 1.6 million rentable square feet, for an aggregate price of $127.0 million. On February 19, 2003, we also contributed $94.0 million in operating properties, consisting of 24 industrial buildings aggregating approximately 2.4 million square feet, to our newly formed co-investment joint venture with Citigroup Global Investments Real Estate LP, LLC, Industrial Fund I, LLC, in which we retained an unconsolidated 15% ownership interest.

Operating Strategy

      We base our operating strategy on extensive operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, leasing, finance, accounting and market research. We leverage our expertise across a large customer base and have long-standing relationships with entrepreneurial real estate management and development firms in our target markets, which we refer to as our Strategic Alliance Partners®.

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

Growth Strategies

     Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on rollover space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating and growing a large global portfolio. As of March 31, 2003, our industrial properties and retail centers were 92.5% leased and 87.9% leased, respectively. During the three months ended March 31, 2003, average industrial base rental rates decreased by 6.6% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended March 31, 2003, we increased cash-basis same-store net operating income by 3.8% (1.6% including straight-line rents) on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 11.0%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance.

     Growth Through Acquisitions and Capital Redeployment

      We believe that our significant acquisition experience, our alliance-based operating strategy and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We have forged relationships with third-party local property management firms through our Management Alliance Program®. We believe that these alliances will create acquisition opportunities, as such managers frequently market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for our limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

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

     Growth Through Development

      We believe that renovation and expansion of properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully-leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development or properties that are well-located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We believe that we have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our global market presence and expertise will enable us to continue to generate and capitalize on these opportunities. In addition to our in-house development staff, we have established strategic alliances with global and regional developers to enhance our development capabilities.

      The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our general partner’s officers have specific experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with our Development Alliance Partners®; however, if a Development Alliance Partner® is not available for a project, then we will pursue the opportunity with our in-house development staff. This way, we leverage the development skill, access to opportunities and capital of such developers, and we eliminate the need and expense of an extensive in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner’s interest in the joint venture. We may also structure developments where we would own 100% of the asset with an incentive development fee to be paid upon completion to our development partner.

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

     Growth Through Developments for Sale

      We, through our taxable REIT subsidiaries, conduct a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. As of March 31, 2003, we were developing three projects for sale to third parties.

     Growth Through Global Expansion

      Over the next three-to-five years, we expect to have from 12% to 15% of our assets invested in international markets. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include Paris, Amsterdam, London, Frankfurt and Madrid. Our Asian target markets currently include Singapore, Hong Kong, and Tokyo. During the three months ended March 31, 2003, we earned $1.1 million in rental revenues from our Guadalajara and Paris properties and recognized a gain of $4.9 million from the sale of a property in Mexico City. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Business Risks” in this report.

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

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as the same store properties. For the comparison between the three months ended March 31, 2003 and 2002, the same store industrial properties consisted of properties aggregating approximately 73.0 million square feet. The properties acquired during the three months ended March 31, 2003, consisted of two buildings, aggregating approximately 0.2 million square feet. The properties acquired during 2002 consisted of 43 buildings, aggregating approximately 5.4 million square feet. During the three months ended March 31, 2003, property divestitures and contributions consisted of 34 industrial buildings, aggregating approximately 4.0 million square feet. In 2002, property divestitures consisted of 58 industrial and two retail buildings, aggregating approximately 5.7 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

      Occupancy levels in our industrial portfolio and rents on lease renewals and rollovers were lower in 2003 as the general contraction in business activity nationwide reduced demand for industrial warehouse facilities. This reduction in demand was evidenced by decreases in national industrial occupancy levels and negative net absorption of industrial facility space. According to Torto Wheaton Research, these factors combined to reduce market rents for industrial properties by approximately 15% to 20% nationally from peak levels at the beginning of 2001. While the level of rental rate reduction varied by market, we strove to maintain high occupancy by pricing lease renewals and new leases with sensitivity to local market conditions. Occupancy in our operating industrial portfolio decreased 2.1% from December 31, 2002, to 92.5% at March 31, 2003.

     For the Three Months Ended March 31, 2003 and 2002 (dollars in millions)

Rental Revenues	2003	2002	$ Change	% Change

Industrial:
Same store	$134.7	$128.0	$6.7	5.2%
2002 acquisitions	14.8	0.7	14.1	—
Developments	2.7	2.7	0.0	—
Divestitures	2.2	11.5	(9.3)	(80.9)%
Retail	3.9	5.4	(1.5)	(27.8)%
Discontinued operations	(2.7)	(10.5)	7.8	74.3%
Straight-line rents	2.4	4.0	(1.6)	(40.0)%

Total	$158.0	$141.8	$16.2	11.4%

      The growth in rental revenues in same store properties resulted primarily from increased lease termination fees, fixed rent increases on existing leases and reimbursement of expenses, partially offset by lower average occupancies and bad debt expense. Industrial same store occupancy was 92.6% at March 31, 2003, and 94.9% at March 31, 2002. For the three months ended March 31, 2003, the same store rents declined 7.3% on industrial renewals and rollovers (cash basis) on 4.7 million square feet leased. The decrease in straight-line rents was partially due to write-offs associated with lease terminations.

Private Capital and Other Income	2003	2002	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$1.2	$1.5	$(0.3)	(20.0)%
Private capital income	2.4	2.6	(0.2)	(7.7)%
Interest and other income	1.4	2.8	(1.4)	(50.0)%

Total	$5.0	$6.9	$(1.9)	(27.5)%

      The decrease in interest and other income was primarily due to the repayment of the $74.0 million mortgage note in July 2002. We carried a 9.5% mortgage note secured by the retail center that we sold in September 2000 in the principal amount of $74.0 million.

Property Operating Expenses and Real Estate Taxes (Exclusive of
depreciation and amortization)	2003	2002	$ Change	% Change

Rental expenses	$22.1	$17.5	$4.6	26.3%
Real estate taxes	18.3	17.0	1.3	7.6%

Property operating expenses	$40.4	$34.5	$5.9	17.1%

Industrial:
Same store	$32.9	$29.9	$3.0	9.9%
2002 acquisitions	4.7	0.1	4.6	—
Developments	1.6	2.1	(0.5)	100.0%
Divestitures	0.8	3.1	(2.3)	(74.2)%
Retail	1.3	1.9	(0.6)	(31.6)%
Discontinued operations	(0.9)	(2.6)	1.7	65.4%

Total	$40.4	$34.5	$5.9	17.1%

      The $3.0 million increase in same store properties’ operating expenses was primarily due to increases in common area maintenance expenses, including snow removal, of $1.8 million, real estate taxes of $0.6 million and insurance expenses of $0.4 million.

Other Expenses	2003	2002	$ Change	% Change

Interest, including amortization	$37.2	$35.0	$2.2	6.3%
Depreciation and amortization	35.0	27.8	7.2	25.9%
General and administrative	12.2	10.1	2.1	20.8%

Total	$84.4	$72.9	$11.5	15.8%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures’ properties and were partially offset by debt repayments on our wholly-owned properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was due to increased stock-based compensation expense, additional staffing and expenses for new initiatives, including our international expansion.

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

Capital Resources

      Property Divestitures. During the three months ended March 31, 2003, we divested ourselves of ten industrial buildings for an aggregate price of $127.0 million, with a resulting net gain of $29.6 million. On February 19, 2003, we also contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to our newly formed unconsolidated joint venture with Citigroup Global Investments Real Estate LP, LLC, a Delaware limited liability company, Industrial Fund I, LLC, and recognized a gain of $7.4 million on the contribution, representing the gain on the contributed properties acquired by the third-party co-investors.

      Properties Held for Divestiture. We have decided to divest ourselves of two retail centers and one industrial building, which are not in our core markets or which do not meet our current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2003, the net carrying value of the properties held for divestiture was $59.7 million.

      Co-investment Joint Ventures. We consolidate the financial position, results of operations and cash flows of our five co-investment joint ventures. Our five co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets nationwide. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and, as a result, control all major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of March 31, 2003, we owned approximately 28.5 million square feet of our properties through these five co-investment joint ventures and 5.3 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      Our co-investment joint ventures at March 31, 2003 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$500,000
AMB-SGP, L.P.	Industrial JV Pte Ltd.(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000

(1)	Planned capitalization is based on anticipated debt and both partners’ expected equity contributions.

(2)	Included 15 institutional investors as stockholders as of March 31, 2003.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors as stockholders and one third-party limited partner as of March 31, 2003.

      Partners’ Capital. As of March 31, 2003, we had outstanding 81,304,915 common general partnership units, 4,846,387 common limited partnership units, 3,995,800 8 1/2% Series A Cumulative Redeemable Partnership Units, 1,300,000 8 5/8% Series B Cumulative Redeemable Partnership Units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units and 800,000 7.95% Series K Cumulative Redeemable Partnership Units.

      In December 2001, AMB Property Corporation’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of its common and preferred stock. In December 2002, AMB Property Corporation’s board of directors increased the repurchase program to $200.0 million. The current stock repurchase program expires in December 2003 and, as of March 31, 2003, $110.0 million of repurchase capacity remained under the program. During the three months ended March 31, 2003, AMB Property Corporation repurchased 787,800 shares of its common stock for $20.6 million, including commissions, and we retired the same number of common general partnership units.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of March 31, 2003, our share of total debt-to-total market capitalization ratio was 35.6%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our general partner’s board of directors could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

      As of March 31, 2003, the aggregate principal amount of our secured debt was $1.2 billion, excluding unamortized debt premiums of $8.4 million. Of the $1.2 billion of secured debt, $0.9 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.9% to 12.0% per annum (with a weighted average rate of 7.3%) and final maturity dates ranging from June 2003 to April 2023. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $65.6 million as of March 31, 2003, which bear interest at variable rates (with a weighted average interest rate of 3.5% as of March 31, 2003). Over time, we intend to repay the secured debt on our 100%-owned assets and may prepay if market conditions warrant.

      In June 1998, we issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. In August 2000, we commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes with an average interest rate of 7.3%. These notes are guaranteed by AMB Property Corporation. In May 2002, we commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of March 31, 2003, we had issued no medium-term notes under this program.

      If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to pay distributions to our unitholders in all years, to make payments to our noteholders and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders

      Credit Facilities. In December 2002, we renewed our $500.0 million unsecured revolving line of credit. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and currently is subject to a 20 basis point annual facility fee. Borrowings under our credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Both the facility fee and the interest rate are based on our credit rating, which is currently investment grade. However, if our credit rating falls below investment grade, then our facility fee and interest rate may increase. The credit facility includes a multi-currency component under which up to $150.0 million may be drawn in either British pounds sterling, euros or yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the we have an investment grade credit rating). We have the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of March 31, 2003, the outstanding balance on our unsecured credit facility was $17.5 million and the remaining amount available was $459.2 million, net of outstanding letters of credit (excluding the $200.0 million of potential additional capacity). The outstanding balance was denominated in Euros and converted to U.S. dollars at March 31, 2003.

      In July 2001, AMB Institutional Alliance Fund II, L.P. obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. and AMB Institutional Alliance Fund II, L.P. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of March 31, 2003, the outstanding balance was $51.5 million and the remaining amount available was $25.2 million, net of outstanding letters of credit and the funded capital contributions from third-party investors. We repaid the credit facility in April with capital contributions and secured debt proceeds.

      Mortgage Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of March 31, 2003, the outstanding balance on the note was $13.1 million.

      The tables below summarize our debt maturities and capitalization as of March 31, 2003 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total Debt

2003	$56,160	$12,650	$—	$422	$51,500	$120,732
2004	62,516	65,261	—	601	—	128,378
2005	44,427	59,496	250,000	647	17,464	372,034
2006	82,693	65,996	25,000	698	—	174,387
2007	14,495	43,341	75,000	752	—	133,588
2008	31,665	154,879	175,000	810	—	362,354
2009	4,147	77,032	—	873	—	82,052
2010	50,948	105,766	75,000	941	—	232,655
2011	409	179,525	75,000	1,014	—	255,948
2012	407	107,524	—	1,092	—	109,023
Thereafter	481	22,264	125,000	2,200	—	149,945

Subtotal	348,348	893,734	800,000	10,050	68,964	2,121,096
Unamortized premiums	8,114	332	—	—	—	8,446

Total consolidated debt	356,462	894,066	800,000	10,050	68,964	2,129,542
Our share of unconsolidated joint venture debt(1)	—	49,064	—	—	—	49,064

Total debt	356,462	943,130	800,000	10,050	68,964	2,178,606
Joint venture partners’ share of consolidated joint venture debt	—	(556,864)	—	—	(41,200)	(598,064)

Our share of total debt	$356,462	$386,266	$800,000	$10,050	$27,764	$1,580,542

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total Debt

Weighed average interest rate	8.1%	7.0%	7.2%	7.5%	2.4%	7.0%
Weighed average maturity (in years)	3.6	6.8	6.2	11.5	2.7	5.9

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.6% and 5.3 years, respectively.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common general partnership units	81,304,915	$28.25	$2,296,864
Common limited partnership units	4,846,387	28.25	136,910

Total	86,151,302		$2,433,774

(1)	Assumes that the general partnership units are exchanged for AMB Property Corporation’s common stock because there is no public market for the units.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred units	8.50%	$99,895	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	13,372	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007

Weighted average/total	8.17%	$416,556

Capitalization Ratios

Total debt-to-total market capitalization	43.3%
Our share of total debt-to-total market capitalization	35.6%
Total debt plus preferred-to-total market capitalization	51.5%
Our share of total debt plus preferred-to-total market capitalization	45.0%
Our share of total debt-to-total book capitalization	44.2%

     Liquidity

      As of March 31, 2003, we had $149.9 million in cash, restricted cash and cash equivalents, and $459.2 million of additional available borrowings under our credit facility. To fund acquisitions, development activities and capital expenditures, and to provide for general working capital requirements, we intend to use:

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

      We declared a regular cash distribution for the quarter ended March 31, 2003, of $0.415 per common unit. The distribution was payable on April 15, 2003, to common unitholders of record on April 4, 2003. The Series A, B, E, F, J and K preferred unit distributions were payable on April 15, 2003, . The Series D, H and I preferred unit distributions were payable on March 25, 2003. The following table sets forth the distributions paid or payable per unit for the three months ended March 31, 2003 and 2002:

Paying Entity	Security	2003	2002

AMB Property, L.P.	Common limited partnership units	$0.415	$0.410
AMB Property, L.P.	Series A preferred units	$0.531	$0.531
AMB Property, L.P.	Series B preferred units	$1.078	$1.078
AMB Property, L.P.	Series J preferred units	$0.994	$0.994
AMB Property, L.P.	Series K preferred units	$0.994	n/a
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series G preferred units	$0.994	$0.994
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000

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

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of March 31, 2003, were developing 13 projects representing a total estimated investment of $133.2 million upon completion and three development projects available for sale representing a total estimated investment of $47.3 million upon completion. Of this total, $102.1 million had been funded as of March 31, 2003, and an estimated $78.4 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, net proceeds from property divestitures, and private capital from co-investment partners, which could have an adverse effect on our cash flow.

      Acquisitions. During the three months ended March 31, 2003, we invested $10.9 million in two operating industrial buildings, aggregating approximately 0.2 million rentable square feet. We generally fund our acquisitions and development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.

      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income, which enhances our returns. As of March 31, 2003, we may make additional capital contributions to current and planned co-investment joint ventures up to $72.0 million.

      Lease Commitments. We hold operating ground leases on certain land parcels, primarily on-tarmac facilities, and leases on office space in San Francisco and Boston. We also hold a lease on office space in New York City, which we hold for investment purposes. The remaining lease terms are from one to 38 years. Future minimum rental payments required under non-cancelable operating leases in effect as of March 31, 2003, were as follows (dollars in thousands):

2003	$14,941
2004	19,753
2005	19,819
2006	20,553
2007	20,772
Thereafter	283,574

Total lease commitments	$379,412

      These operating lease payments are being amortized ratably over the terms of the related leases.

      Captive Insurance Company. We have responded to increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third-party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd., in December 2001. Arcata National Insurance Ltd. provides insurance coverage for all or a portion of losses below the increased deductible under our third-party policies. We capitalized Arcata National Insurance Ltd. in accordance with regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Premiums paid to Arcata National Insurance Ltd. have a retrospective component, so that if expenses, including losses and deductibles, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, we believe that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

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

Supplemental Earning Measures

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

      FFO is income available to common unitholders less gains from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. In accordance with the NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

      The following table reflects the calculation of FFO for the three months ended March 31, (dollars in thousands):

	2003	2002

Net income available to common unitholders attributable to general partner	$57,255	$28,178
(Gains)/losses from dispositions of real estate	(37,073)	288
Real estate related depreciation and amortization:
Total depreciation and amortization	35,022	27,832
Discontinued operations’ depreciation	151	1,843
Furniture, fixtures and equipment depreciation and ground lease amortization(1)	(1,033)	(674)
Adjustments to derive FFO in consolidated joint ventures:
Minority interests	11,183	9,766
FFO attributable to minority interests	(14,983)	(12,844)
Adjustments to derive FFO in unconsolidated joint ventures:
Our share of net income	(1,235)	(1,483)
Our share of FFO	2,491	2,129

Funds from operations	$51,778	$55,035

(1)	Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

      We believe that earnings before interest, tax, depreciation and amortization, or EBITDA, is also an appropriate supplemental earnings measure that is widely used by investors and analysts. While EBITDA is a relevant and widely used measure of operating performance, it does not represent cash flow from operations or net income as defined by GAAP and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, EBITDA as disclosed by other companies not be comparable.

      EBITDA is income before minority interests and gains plus interest, depreciation, stock-based compensation amortization and adjustments to derive our pro rata share of EBITDA from unconsolidated joint ventures.

      The following table reflects the calculation of EBITDA for the three months ended March 31, (dollars in thousands):

	2003	2002

Income before minority interests	$38,262	$41,226
Interest, including amortization	37,180	35,004
Depreciation and amortization	35,022	27,832
Stock-based compensation amortization	1,941	859
Discontinued operations’ EBITDA	1,799	7,894
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of net income	(1,235)	(1,483)
Our share of FFO	2,491	2,129
Our share of interest expense	577	515

EBITDA	$116,037	$113,976

      The following table reflects supplemental cash flow information and recurring capital expenditures for the three months ended March 31, (dollars in thousands):

	2003	2002

Straight-line rents	$2,380	$3,961
Our share of unconsolidated joint venture partners’ net operating income	$3,068	$2,644
Joint venture partners’ share of cash basis net operating income	$24,192	$19,735
Discontinued operations’ net operating income, held for sale	$1,474	$1,269
Discontinued operations’ net operating income, sold	$325	$6,625
Stock-based compensation amortization	$1,942	$859
Capitalized interest	$1,597	$1,791
Recurring capital expenditures:
Tenant improvements	$3,017	$3,919
Lease commissions and other lease costs	5,190	4,963
Building improvements	2,673	2,341

Subtotal	10,880	11,223
Joint venture partners’ share of capital expenditures	(3,867)	(2,842)

Our share of recurring capital expenditures	$7,013	$8,381

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three month period ended March 31, 2003 (dollars in thousands):

Three Months
Ended
March 31, 2003

Square feet owned(1)(2)	80,431,776
Occupancy percentage(1)	92.5%
Weighted average lease terms:
Original	6.1 years
Remaining	3.3 years
Tenant retention	68.4%
Same Space Leasing Activity(3):
Rent decreases on renewals and rollovers	(6.6)%
Same space square footage commencing (millions)	4.9
Second Generation Leasing Activity:
Tenant improvements and leasing commissions per sq ft.:
Renewals	$1.22
Re-tenanted	1.45

Weighted average	$1.30

Square footage commencing (millions)	6.2

(1)	Includes all industrial consolidated operating properties and excludes development and renovation projects. Excludes retail and other properties’ square feet of 1,003,638, occupancy of 87.9%, and annualized base rent of $12.0 million.

(2)	In addition to owned square feet as of March 31, 2003, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 1.7 million additional square feet of industrial, retail, and other properties. We also have investments in approximately 7.9 million square feet of industrial operating properties through our investments in the unconsolidated joint ventures.

(3)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three-month periods ended March 31, 2003:

Three Months
Ended
March 31, 2003

Square feet in same store pool(1)	73,032,118
% of total industrial square feet	90.8%
Occupancy percentage at period end
March 31, 2003.	92.6%
March 31, 2002.	94.9%
Tenant retention	74.2%
Rent decreases on renewals and rollovers	(7.3)%
Square feet leased	4.7
Growth % increase (excluding straight-line rents):
Revenues	5.2%
Expenses	9.9%
Net operating income	3.8%

Three Months
Ended
March 31, 2003

Growth % increase (including straight-line rents):
Revenues	3.5%
Expenses	9.9%
Net operating income	1.6%

(1)	The same store pool excludes properties purchased and developments stabilized after December 31, 2001.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2003, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $8.4 million as of March 31, 2003 (dollars in thousands):

	Expected Maturity Date

							Total
	2003	2004	2005	2006	2007	Thereafter	Debt

Fixed rate debt(1)	$67,771	$97,698	$351,127	$165,649	$126,727	$1,177,611	$1,986,583
Average interest rate	7.8%	8.0%	7.3%	7.4%	7.4%	7.3%	7.4%
Variable rate debt(2)	$52,961	$30,680	$20,907	$8,738	$6,861	$14,366	$134,513
Average interest rate	2.2%	3.3%	3.8%	3.1%	3.0%	4.3%	3.0%

(1)	Represents 93.9% of all outstanding debt.

(2)	Represents 6.1% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 30 basis points), then the increase in interest expense on the variable rate debt would be $0.4 million annually. As of March 31, 2003, the estimated fair value of our fixed rate debt was $2,156.0 million based on our estimate of current market interest rates.

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

      Within 90 days prior to the date of this report filing, we carried out an evaluation, under the supervision and with the participation of our management, including our general partner’s chief executive officer, president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our general partner’s chief executive officer, president and chief financial officer each concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II

Item 1.	Legal Proceedings

      As of March 31, 2003, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      In January 2003, we repurchased 787,800 shares of our common general partnership units in connection with AMB Property Corporation’s stock repurchase program.

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

We May Be Unable to Renew Leases or Relet Space as Leases Expire.

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 11.9% of our industrial properties (based on annualized base rent) as of March 31, 2003, will expire on or prior to December 31, 2003. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A Significant Number of Our Properties are Located in California.

      Our industrial properties located in California as of March 31, 2003, represented 29.3% of the aggregate square footage of our industrial operating properties as of March 31, 2003, and 33.6% of our industrial annualized base rent. Annualized base rent means the monthly contractual amount under existing leases as of March 31, 2003, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in California’s economy, fiscal situation or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Certain of our properties are also subject to possible loss from seismic activity. See “Some Potential Losses are not Covered by Insurance.”

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

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of March 31, 2003, 290 industrial buildings, aggregating approximately 23.6 million square feet (representing 29.3% of our industrial operating properties based on aggregate square footage and 33.6% based on industrial annualized base rent), are located. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Capital Partners, LLC, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry, which we believe is commercially reasonable. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies and Partnerships.

      As of March 31, 2003, we had ownership interests in several joint ventures, limited liability companies or partnerships with third parties, as well as interests in three unconsolidated entities. As of March 31, 2003, we owned approximately 33.8 million square feet (excluding five unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

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

Debt Financing

We Could Incur More Debt.

      It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of debt-to-total market capitalization ratio to exceed approximately 45%. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB Property Corporation’s capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB Property Corporation’s common stock or other outstanding classes of capital stock, and future issuance of shares of AMB Property Corporation’s capital stock. However, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, AMB Property Corporation, as our general partner, could alter or eliminate this policy without unitholder or noteholder approval. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition.

      We are subject to risks normally associated with debt financing, including that cash flow will be insufficient to make distributions to our unitholders and payments to our noteholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity), and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of March 31, 2003, we had total debt outstanding of $2.1 billion.

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

Rising Interest Rates Could Adversely Affect Our Cash Flow.

      As of March 31, 2003, we had $51.5 million outstanding under our Alliance Fund II secured credit facility, $17.5 million outstanding on our unsecured credit facility, and we had seven secured loans with an aggregate principal amount of $65.6 million that bear interest at variable rates (with weighted average interest rate of 3.5% as of March 31, 2003). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

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

We Could Default on Cross-Collateralized and Cross-Defaulted Debt.

      As of March 31, 2003, we had 28 non-recourse secured loans that are cross-collateralized by 62 properties, totaling $719.5 million (not including unamortized debt premium). If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

Conflicts of Interest

Some of AMB Property Corporation’s Directors and Executive Officers are Involved in Other Real Estate Activities and Investments.

      Some of AMB Property Corporation’s executive officers and directors own interests in real estate-related businesses and investments. These interests include minority ownership interests in Institutional Housing Partners, L.P., a residential housing finance company (Messrs. Burke and Moghadam) and Aspire Development, Inc. and Aspire Development, L.P., developers of properties not within our investment criteria (Messrs. Belmonte, Burke and Moghadam). The continued involvement in other real estate-related activities by some of AMB Property Corporation’s executive officers could divert management’s attention from our day-to-day operations. AMB Property Corporation’s executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

Certain of AMB Property Corporation’s Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control.

      As of March 31, 2003, Aspire Development, L.P. owned interests in several retail development projects in the U.S., which are individually less than 10,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of AMB Property Corporation’s executive officers individually own:

•	less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

•	certain interests in and rights to developed and undeveloped real property located outside the United States; and

•	certain other de minimus holdings in equity securities of real estate companies.

      Thomas W. Tusher, a member of AMB Property Corporation’s board of directors and chair of the board’s compensation committee, is a limited partner in a venture in which Messrs. Moghadam and Burke are two of three members in the controlling general partner. The venture owns an office building. Mr. Tusher owns a 20% interest in the venture and Messrs. Moghadam and Burke each have a 26.7% interest in the venture. These interests in the venture have negligible value. The venture was formed in 1985, prior to the time of our initial public offering, and we continue currently to act as property and asset manager of the office building, for which services the venture pays us a fee. In our capacity as property and asset manager, we oversee the management and operation of the property, including the obtaining of financing and negotiating with third party lenders in connection therewith. The largest tenant, which occupies 68% of the building, filed for bankruptcy in January 2003.

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

AMB Property Corporation’s Duty to its Stockholders May Conflict with the Interest of Our Limited Partners and Noteholders.

      AMB Property Corporation has fiduciary obligations to its stockholders, the discharge of which may conflict with the interests of our limited partners and noteholders.

AMB Property Corporation’s Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of Our Limited Partners or Noteholders.

      As of December 31, 2002, AMB Property Corporation’s two largest stockholders, Morgan Stanley Investment Management, Inc. (with respect to various client accounts for which Morgan Stanley Investment Management, Inc. serves as investment advisor) and ABP Investments U.S. (with respect to various client accounts for which ABP Investments U.S. serves as investment advisor) together beneficially owned 12.8% of AMB Property Corporation’s outstanding common stock. In addition, AMB Property Corporation’s executive officers and directors beneficially owned 4.3% of AMB Property Corporation’s outstanding common stock as of April 30, 2003, and will have influence on AMB Property Corporation’s management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of AMB Property Corporation’s stockholders. This influence might be exercised in a manner that is inconsistent with the interests of our limited partners and noteholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over AMB Property Corporation’s affairs if they choose to do so.

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

Our International Growth is Subject to Special Political and Monetary Risks

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

           None

      (b) Reports on Form 8-K:

•	None

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
Financial and Accounting Officer)

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003