Form 10-Q
period 2003-10-30
AMB PROPERTY LP
filed 2003-11-14
CIK 1045610

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑ No ☐

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002

	September 30,	December 31,
	2003	2002

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,272,532	$1,236,406
Buildings and improvements	3,613,012	3,557,086
Construction in progress	209,029	132,490

Total investments in properties	5,094,573	4,925,982
Accumulated depreciation and amortization	(442,755)	(362,540)

Net investments in properties	4,651,818	4,563,442
Investments in unconsolidated joint ventures	56,159	64,428
Properties held for divestiture, net	20,467	107,871

Net investments in real estate	4,728,444	4,735,741
Cash and cash equivalents	128,378	89,332
Restricted cash	24,054	27,882
Mortgage receivable	13,066	13,133
Accounts receivable, net of allowance for doubtful accounts	80,927	74,207
Other assets	70,208	52,199

Total assets	$5,045,077	$4,992,494

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,312,105	$1,284,675
Unsecured senior debt securities	800,000	800,000
Alliance Fund II credit facility	—	45,500
Unsecured debt	9,772	10,186
Unsecured credit facility	91,335	95,000

Total debt	2,213,212	2,235,361
Distributions payable	46,251	41,213
Accounts payable and other liabilities	133,307	140,503

Total liabilities	2,392,770	2,417,077
Commitments and contingencies (Notes 3 and 12)
Minority interests:
Joint venture partners	644,413	488,524
Preferred unitholders	164,093	167,266

Total minority interests	808,506	655,790
Partners’ capital:
General partner, 81,452,162 and 81,800,038 units outstanding at September 30, 2003 and December 31, 2002, respectively, 3,995,800 Series A preferred units outstanding with a $99,895 liquidation preference at December 31, 2002, and 2,000,000 Series L preferred units issued and outstanding at September 30, 2003, with a $50,000 liquidation preference	1,614,144	1,684,150
Limited partners, 4,618,242 units, 1,300,000 Series B preferred units with a $65,000 liquidation preference, 800,000 Series J preferred units with a $40,000 liquidation preference and 800,000 Series K preferred units with a $40,000 liquidation preference at September 30, 2003.	229,657	235,477

Total partners’ capital	1,843,801	1,919,627

Total liabilities and partners’ capital	$5,045,077	$4,992,494

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2003 and 2002

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited, dollars in thousands, except per unit amounts)
REVENUES
Rental revenues	$148,239	$146,926	$450,912	$425,915
Private capital income	1,928	2,766	7,844	8,468

Total revenues	150,167	149,692	458,756	434,383
COSTS AND EXPENSES
Property operating expenses	(22,356)	(20,243)	(65,013)	(54,757)
Real estate taxes	(17,664)	(17,386)	(53,215)	(50,889)
Depreciation and amortization	(32,584)	(31,446)	(99,269)	(88,650)
Impairment losses	—	—	(5,251)	—
General and administrative	(10,843)	(12,376)	(35,187)	(34,207)

Total costs and expenses	(83,447)	(81,451)	(257,935)	(228,503)
Operating income	66,720	68,241	200,821	205,880
OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	1,365	1,322	4,222	4,443
Interest and other income	701	2,609	3,643	9,921
Gains from dispositions of real estate	—	—	7,429	2,480
Merchant development profits, net	2,181	618	2,181	618
Interest, including amortization	(35,867)	(37,501)	(107,963)	(109,133)

Total other income and expenses	(31,620)	(32,952)	(90,488)	(91,671)

Income before minority interests and discontinued operations	35,100	35,289	110,333	114,209
Minority interests’ share of income:
Joint venture partners	(9,809)	(8,771)	(26,410)	(23,104)
Preferred unitholders	(3,322)	(3,411)	(10,098)	(10,485)

Total minority interests’ share of income	(13,131)	(12,182)	(36,508)	(33,589)

Income from continuing operations	21,969	23,107	73,825	80,620
Discontinued operations:
Income attributable to discontinued operations, net of minority interests	876	4,409	3,334	14,582
Gains from dispositions of real estate, net of minority interests	8,338	3,944	41,849	3,944

Total discontinued operations	9,214	8,353	45,183	18,526

Net income	31,183	31,460	119,008	99,146
Preferred unit distributions	(4,462)	(5,115)	(14,763)	(14,658)
Preferred unit redemption discount/(issuance costs)	(3,671)	412	(3,671)	412

Net income available to common unitholders	$23,050	$26,757	$100,574	$84,900

Income available to common unitholders attributable to:
General partner	$21,812	$25,363	$94,998	$80,266
Limited partners	1,238	1,394	5,576	4,634

Net income available to common unitholders	$23,050	$26,757	$100,574	$84,900

Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs))	$0.16	$0.21	$0.64	$0.75
Discontinued operations	0.11	0.09	0.53	0.21

Net income available to common unitholders	$0.27	$0.30	$1.17	$0.96

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs))	$0.16	$0.21	$0.63	$0.73
Discontinued operations	0.10	0.09	0.52	0.21

Net income available to common unitholders	$0.26	$0.30	$1.15	$0.94

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	85,776,251	88,575,091	85,874,579	88,634,134

Diluted	87,399,544	90,379,023	87,342,075	90,239,149

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002

	2003	2002

	(Unaudited,
	dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,008	$99,146
Adjustments to net income:
Straight-line rents	(6,832)	(10,385)
Depreciation and amortization	99,269	88,650
Impairment losses	5,251	—
Stock-based compensation amortization	6,000	3,950
Equity in earnings of unconsolidated joint ventures	(4,222)	(4,443)
Gains from dispositions of real estate	(7,429)	(2,480)
Merchant development profits, net of minority interests	(2,181)	(618)
Debt premiums, discounts and finance cost amortization, net	1,577	1,772
Total minority interests’ share of net income	36,508	33,589
Discontinued operations:
Depreciation and amortization	1,910	6,821
Joint venture partners’ share of net income	913	1,760
Gains from dispositions of real estate, net of minority interests	(41,849)	(3,944)
Changes in assets and liabilities:
Accounts receivable and other assets	(27,697)	(14,320)
Accounts payable and other liabilities	(6,512)	13,284

Net cash provided by operating activities	173,714	212,782
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	3,828	(6,085)
Cash paid for property acquisitions	(176,498)	(216,850)
Additions to land, buildings, development costs and other first generation improvements	(148,909)	(110,583)
Additions to second generation building improvements and lease costs	(39,256)	(41,956)
Additions to interests in unconsolidated joint ventures	(22,071)	-
Distributions received from unconsolidated joint ventures	34,775	10,718
Net proceeds from divestiture of real estate	355,986	94,375

Net cash used in investing activities	7,855	(270,381)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, proceeds from stock option exercises	4,774	14,674
Repurchase and retirement of common and preferred stock	(121,239)	(11,563)
Borrowings on secured debt	148,450	167,960
Payments on secured debt	(126,972)	(111,060)
Borrowings on unsecured credit facility	314,843	12,000
Payments on unsecured credit facility	(321,000)	(12,000)
Borrowings on Alliance Fund II credit facility	8,000	44,000
Payments on Alliance Fund II credit facility	(53,500)	(95,000)
Payment of financing fees	(2,625)	(2,611)
Repayment of mortgage receivable	—	74,059
Net proceeds from issuances of senior debt securities	—	19,883
Net proceeds from issuances of preferred stock or units	48,221	38,934
Repurchase of preferred units	(3,172)	(7,088)
Contributions from co-investment partners	158,718	63,712
Distributions paid to general partner and preferred unitholders	(122,717)	(83,666)
Distributions to minority interests, including preferred units	(75,083)	(51,612)

Net cash provided by/(used in) financing activities	(143,302)	60,622

Effect of exchange rate changes on cash	779	—
Net increase in cash and cash equivalents	38,267	3,023
Cash and cash equivalents at beginning of period	89,332	73,071

Cash and cash equivalents at end of period	$128,378	$76,094

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$105,469	$114,856
Non-cash transactions:
Acquisition of properties	$188,384	$246,081
Assumption of debt	(7,676)	(22,187)
Acquisition capital	(4,210)	(7,044)

Net cash paid	$176,498	$216,850

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the nine months ended September 30, 2003

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Unaudited, dollars in thousands)
Balance at December 31, 2002	3,995,800	$95,994	81,800,038	$1,588,156	2,900,000	$141,103	4,846,387	$94,374	$1,919,627
Comprehensive income:
Net income	—	5,788	—	94,998	—	8,975	—	5,576
Unrealized gain on securities	—	—	—	680	—	—	—	—
Currency translation adjustment	—	—	—	305	—	—	—	—
Total comprehensive income	—								116,322
Contributions	2,000,000	48,221	—	—	—	—	—	—	48,221
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	246,968	11,208	—	—	—	—	11,208
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	216,056	4,774	—	—	—	—	4,774
Conversion of operating partnership units to common stock	—	—	2,000	58	—	—	(2,000)	(38)	20
Conversion of operating partnership units to cash	—	—	—	—	—	—	(226,145)	(4,340)	(4,340)
Retirement of units	(3,995,800)	(95,994)	(812,900)	(21,239)	—	—	—	—	(117,233)
Deferred compensation	—	—	—	(11,205)	—	—	—	—	(11,205)
Deferred compensation amortization	—	—	—	6,000	—	—	—	—	6,000
Reallocation of interests	—	—	—	(4,503)	—	—	—	(1,085)	(5,588)
Distributions	—	(5,788)	—	(103,309)	—	(8,975)	—	(5,933)	(124,005)

Balance as of September 30, 2003	2,000,000	$48,221	81,452,162	$1,565,923	2,900,000	$141,103	4,618,242	$88,554	$1,843,801

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

      As of September 30, 2003, the Company owned an approximate 94.6% general partnership interest in the Operating Partnership, excluding preferred units. The remaining 5.4% limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of September 30, 2003, the Operating Partnership had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients and co-investment joint venture clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs and development projects available for sale to third parties. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned subsidiaries of the Operating Partnership.

      As of September 30, 2003, the Operating Partnership owned 896 operating industrial buildings and seven retail and other properties, located in 27 markets throughout North America and France. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These markets are generally tied to global trade. As of September 30, 2003, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 83.3 million rentable square feet and were 92.0% leased. As of September 30, 2003, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 0.5 million rentable square feet and were 77.0% leased to 56 customers.

      As of September 30, 2003, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million rentable square feet. In addition, the Operating Partnership had investments in industrial operating properties,

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling approximately 7.9 million rentable square feet, through unconsolidated joint ventures. As of September 30, 2003, the Operating Partnership also had investments in industrial development projects, some of which were held for sale, totaling approximately 4.7 million square feet.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three and nine months ended September 30, 2003, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of recent leasing activity and the current economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded an impairment charge of $5.2 million during the nine months ended September 30, 2003. The Operating Partnership believes that there are no additional impairments of the carrying values of its investments in real estate as of September 30, 2003. Also during the nine months ended September 30, 2003, the Operating Partnership recorded a reduction of depreciation expense of $2.1 million to reflect the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires the Operating Partnership to record at acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs. The requirements are applicable to all acquisitions subsequent to July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Operating Partnership’s financial position or results of operations.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $28.3 million and $31.4 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive income was $116.3 million and $99.1 million for the nine months ended September 30, 2003 and 2002, respectively.

      Financial Instruments. The Operating Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership’s derivative financial instruments in effect at September 30, 2003 were a forward contract hedging against adverse foreign exchange fluctuations in the Mexican peso against the U.S. dollar and stock warrants obtained from tenants.

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

      The Operating Partnership’s foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in the Operating Partnership’s results of operations.

      The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

      Stock-based compensation expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. The Company awards stock options to its employees. In accordance with SFAS No. 123, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Related stock-based compensation expense was $0.6 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $1.8 million and $0.7 million for the nine months ended September 30, 2003 and 2002, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      New Accounting Pronouncements. In July 2003, the SEC announced that it had revised it position relating to the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, (“Topic D-42”). As a result of this announcement, original issuance costs related to preferred equity are to be reflected as a reduction of income available to common stockholders in determining earnings per share for the period in which the preferred equity is redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, the Operating Partnership’s financial statements for the year ending December 31, 2001, to be included in its annual report on Form 10-K for the year ending December 31, 2003, will be restated to reflect a reduction in income available to common stockholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.’s series C preferred units, which were redeemed in December 2001. Restated diluted earnings per share for the year ended December 31, 2001, will be $1.43 compared to $1.47 as previously reported. The SEC’s revised position on Topic D-42 does not require the Operating Partnership to file amendments to previously filed reports and will not impact any other previously reported periods. On July 28, 2003, the Operating Partnership redeemed all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Units and recognized a reduction of income available to common unitholders of $3.7 million for the original issuance costs.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. The Operating Partnership will adopt the consolidation requirements of FIN 46 in the fourth quarter of 2003 and does not believe that any of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership adopted the requirements of SFAS 149 in the third quarter of 2003, and it did not impact its financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity(“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The minority interests associated with certain of the Operating Partnership’s consolidated joint ventures, those that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS 150. As of September 30, 2003, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $644.4 million and the Operating Partnership believes that the aggregate settlement value of these interests was approximately

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$661.0 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships. SFAS 150 was effective beginning in the third quarter of 2003, however the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities. The Operating Partnership adopted the requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership’s financial position, results of operations or cash flows.

3.     Real Estate Acquisition and Development Activity

      During the three months ended September 30, 2003, the Operating Partnership invested $57.4 million in 13 industrial buildings, aggregating approximately 0.8 million square feet, of which the Operating Partnership invested $27.3 million in six industrial buildings, aggregating approximately 0.5 million square feet through two of the Operating Partnership’s co-investment joint ventures. During the nine months ended September 30, 2003, the Operating Partnership invested $188.4 million in 31 industrial buildings, aggregating approximately 3.2 million square feet, of which the Operating Partnership invested $154.6 million in 23 industrial buildings, aggregating approximately 2.8 million square feet through two of the Operating Partnership’s co-investment joint ventures. During the quarter ended September 30, 2002, the Operating Partnership invested $89.2 million in eight industrial buildings, aggregating approximately 1.4 million square feet. During the nine months ended September 30, 2002, the Operating Partnership invested $246.1 million in 33 industrial buildings, aggregating approximately 4.1 million square feet.

      During the three months ended September 30, 2003, the Operating Partnership completed three industrial building projects valued at $21.5 million, aggregating approximately 0.4 million square feet. The Operating Partnership also initiated two new industrial projects valued at $67.5 million, aggregating approximately 1.6 million square feet. As of September 30, 2003, the Operating Partnership had in its development pipeline: (1) 15 industrial projects, which will total approximately 4.0 million square feet and will have an aggregate estimated investment of $207.5 million upon completion and (2) four development projects available for sale, which will total approximately 0.6 million square feet and will have an aggregate estimated investment of $41.6 million upon completion. As of September 30, 2003, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $119.5 million and needed to fund an estimated additional $129.6 million in order to complete current and planned projects. The Operating Partnership’s development pipeline includes projects expected to be completed through the third quarter of 2005.

4.	Gains from Dispositions of Real Estate, Merchant Development Sales, and Discontinued Operations

      Gains from Dispositions of Real Estate. On February 19, 2003, the Operating Partnership contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors. During the nine months ended September 30, 2002, the Operating Partnership divested itself of two industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting loss of $0.8 million. In June 2002, the Operating Partnership also contributed $76.9 million in operating properties, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to its consolidated co-

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment joint venture, AMB-SGP, LP. The Operating Partnership recognized a gain of $3.3 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors.

      Merchant Development Sales. During the three and nine months ended September 30, 2003, the Operating Partnership sold three development-for-sale projects, aggregating approximately 0.2 million square feet, for an aggregate price of $32.1 million, with a resulting net gain of $2.2 million. During the three and nine months ended September 30, 2002, the Operating Partnership sold five development-for-sale projects, aggregating approximately 0.1 million square feet, for an aggregate price of $11.1 million, with a resulting net gain of $0.6 million.

      Property Divestitures. During the three months ended September 30, 2003, the Operating Partnership divested itself of nine industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $102.2 million, with a resulting net gain of $7.9 million. During the nine months ended September 30, 2003, the Operating Partnership divested itself of 21 industrial buildings and one retail center, aggregating approximately 2.6 million square feet, for an aggregate price of $244.3 million, with a resulting net gain of $39.5 million. During the three and nine months ended September 30, 2002, the Operating Partnership divested itself of five industrial buildings and one retail center, aggregating approximately 0.6 million square feet, for an aggregate price of $33.6 million, with a resulting net gain of $3.7 million. The Operating Partnership reported the divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties. Although the application of SFAS No. 144 may affect the presentation of the Operating Partnership’s results of operations for the periods that it has already reported in filings with the Securities and Exchange Commission, there will be no effect on our previously reported financial position, net income or cash flows.

      Properties Held for Divestiture. As of September 30, 2003, the Operating Partnership had decided to divest itself of three industrial buildings and one retail center with a net book value of $20.5 million. The properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the three and nine months ended September 30, (dollars in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Rental revenues	$2,973	$11,231	$11,436	$34,285
Straight-line rents	51	645	122	1,661
Property operating expenses	(456)	(1,586)	(2,005)	(4,309)
Real estate taxes	(347)	(1,557)	(1,377)	(5,059)
Interest, including amortization	(171)	(1,248)	(2,019)	(3,415)
Depreciation and amortization	(339)	(2,378)	(1,910)	(6,821)
Joint venture partners’ share of income	(835)	(698)	(913)	(1,760)
Limited partnership unitholders’ share of income	(48)	(242)	(183)	(802)

Income attributable to discontinued operations	$828	$4,167	$3,151	$13,780

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2003 and December 31, 2002, assets and liabilities of properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Accounts receivable, net	$397	$552
Other assets	$10	$2
Secured debt	$—	$—
Accounts payable and other liabilities	$420	$1,034

5.     Mortgage Receivable

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of September 30, 2003, the outstanding balance on the note was $13.1 million.

6.     Debt

      As of September 30, 2003, and December 31, 2002, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Operating Partnership secured debt, varying interest rates from 4.0% to 10.4%, due December 2003 to January 2014 (weighted average interest rate of 8.1% at September 30, 2003 and December 31, 2002)	$310,774	$381,764
Joint venture secured debt, varying interest rates from 2.6% to 12.0%, due July 2004 to June 2023 (weighted average interest rate of 6.7% and 7.0% at September 30, 2003, and December 31, 2002, respectively)	993,237	893,093
Unsecured senior debt securities, varying interest rates from 5.9% to 8.0%, (weighted average interest rate of 7.2% at September 30, 2003, and December 31, 2002) due June 2005 to June 2018	800,000	800,000
Alliance Fund II credit facility	—	45,500
Unsecured debt, interest rate of 7.5%, due June 2013 and November 2015	9,772	10,186
Unsecured credit facility, variable interest at LIBOR or EURIBOR plus 60 basis points (weighted average interest rate of 2.2% and 2.0% at September 30, 2003 and December 31, 2002, respectively), due December 2005	91,335	95,000

Total debt before unamortized premiums	2,205,118	2,225,543
Unamortized premiums	8,094	9,818

Total consolidated debt	$2,213,212	$2,235,361

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of September 30, 2003 and December 31, 2002, the total gross investment book value of those properties securing the debt was $2.4 billion and $2.6 billion, respectively, including $1.7 billion and $1.6 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for four loans with an aggregate principal amount of

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$30.9 million as of September 30, 2003, which bear interest at variable rates (weighted average interest rate of 3.6% as of September 30, 2003). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of September 30, 2003. As of September 30, 2003, the Operating Partnership had 34 non-recourse secured loans, which are cross-collateralized by 72 properties, totaling $820.5 million (not including unamortized debt premiums).

      In June 1998, the Operating Partnership issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. The senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of September 30, 2003. In August 2000, the Operating Partnership commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes, which are guaranteed by the Company. In May 2002, the Operating Partnership commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes (unsecured senior debt securities), which will be guaranteed by the Company. As of September 30, 2003, the Operating Partnership had issued no medium-term notes under this program.

      In December 2002, the Operating Partnership renewed its $500.0 million unsecured revolving line of credit. The Company guarantees the Operating Partnership’s obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and currently is subject to a 20 basis point annual facility fee. Borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japan LIBOR fixing plus 60 basis points. Both the facility fee and the interest rate are based on the Operating Partnership’s credit rating, which is currently investment grade. The credit facility includes a multi-currency component, which was amended effective July 10, 2003 to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the Operating Partnership has an investment grade credit rating). The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The Operating Partnership uses its unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Operating Partnership’s unencumbered properties. As of September 30, 2003, the outstanding balance on the credit facility was $91.3 million and the remaining amount available was $371.5 million, net of outstanding letters of credit (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowing denominated in Euros and Yen converted to U.S. dollars at September 30, 2003. The credit facility has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants at September 30, 2003.

      In August 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”) and the Alliance Fund II. In April 2003, the Alliance Fund II repaid the credit facility with capital contributions and secured debt financing proceeds and terminated the credit facility.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2003, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating		Unsecured
	Partnership	Joint	Senior
	Secured	Venture	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2003	$18,587	$6,174	$—	$143	$—	$24,904
2004	62,516	37,920	—	601	—	101,037
2005	44,427	61,181	250,000	647	91,335	447,590
2006	82,693	60,570	25,000	698	—	168,961
2007	14,495	49,416	75,000	752	—	139,663
2008	31,665	161,350	175,000	810	—	368,825
2009	4,147	82,875	—	873	—	87,895
2010	50,948	123,571	75,000	941	—	250,460
2011	409	241,374	75,000	1,014	—	317,797
2012	407	146,542	—	1,093	—	148,042
Thereafter	480	22,264	125,000	2,200	—	149,944

Total	$310,774	$993,237	$800,000	$9,772	$91,335	$2,205,118

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Operating Partnership represent interests held by certain third parties in several real estate joint ventures, aggregating approximately 36.5 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s five co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development, of industrial buildings in target markets nationwide.

      The Operating Partnership’s co-investment joint ventures at September 30, 2003 (dollars in thousands) were:

		Operating
		Partnership’s
		Ownership	Total
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$151,639
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	396,685
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	376,802
AMB-SGP, L.P.	Industrial JV Pte Ltd.(3)	50%	367,005
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	444,111
AMB-AMS, L.P.(5)	BPMT and TNO	39%	—

Total			$1,736,242

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes total equity and debt.

(2)	Included 15 institutional investors as stockholders as of September 30, 2003.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors as stockholders and one third-party limited partner as of September 30, 2003.

(5)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

      On July 14, 2003, AMB Property II, L.P., one of the Operating Partnership’s subsidiaries, repurchased 66,300 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. redeemed the units for an aggregate cost of $3.3 million, including accrued and unpaid dividends.

      The following table distinguishes the minority interest liability as of September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30,	December 31,
	2003	2002

Joint Venture Partners	$644,413	$488,524
Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,909	13,082
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$808,506	$655,790

      The following table distinguishes the minority interests’ share of income, excluding minority interests share of gains from dispositions of real estate (dollars in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

	2003		2002	2003	2002

Joint Venture Partners	$9,809		$8,771	$26,410	$23,104
Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	1,545		1,545	4,636	4,636
Series E preferred units (liquidation preference of $11,022)	214		214	641	641
Series F preferred units (liquidation preference of $10,057)	200	(1)	286	732	1,076
Series G preferred units (repurchased in July 2002)	—		3	—	43
Series H preferred units (liquidation preference of $42,000)	853		853	2,559	2,559
Series I preferred units (liquidation preference of $25,500)	510		510	1,530	1,530

Total minority interests’ share of net income	$13,131		$12,182	$36,508	$33,589

(1)	On July 14, 2003, AMB Property II, L.P., one of the Operating Partnership’s subsidiaries, repurchased 66,300 of its outstanding 7.95% Series F preferred units.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Unconsolidated Joint Ventures

      The Operating Partnership’s unconsolidated joint ventures at September 30, 2003 (dollars in thousands) were:

			Operating
			Partnership’s	Net
			Ownership	Equity
Co-investment Joint Venture	Joint Venture Partner	Square Feet	Percentage	Investment

Elk Grove Du Page	Hamilton Partners	4,046,721	56%	$31,986
Pico Rivera	Majestic Realty	855,600	50%	1,252
Monte Vista Spectrum	Majestic Realty	576,852	50%	603
Industrial Fund I, LLC	Citigroup Alternative Investments	2,446,334	15%	4,218
Sterling Distribution Center(1)	Majestic Realty	1,000,000	50%	16,110
Airport Logistics Park of Singapore(1)	Boustead Projects	233,773	50%	1,990

Total investment in unconsolidated JVs		9,159,280		$56,159

(1)	This is a development alliance joint venture

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

      Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. As of September 30, 2003, the Operating Partnership’s share of unconsolidated joint venture debt was $66.0 million.

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

      Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value, as defined in the partnership agreement, of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extraordinary distributions and similar events. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the Company’s board of directors, assuming common stock was issued in the exchange. On April 16, 2003, the Operating Partnership redeemed 11,524 of its common limited partnership units for cash. On July 25, 2003, the Operating Partnership redeemed 214,621 of its common limited partnership units for cash. On September 10, 2003, the Operating Partnership redeemed 2,000 of its common limited partnership units for shares of the Company’s common stock.

      In December 2001, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common and preferred stock. In December 2002, the Company’s board of directors increased the repurchase program to $200.0 million. The new stock repurchase program expires in December 2003 and, as of September 30, 2003, $109.3 million of repurchase capacity remained under the Company’s stock repurchase program. In January 2003, the Company repurchased and retired 787,800 shares of its common stock for an aggregate purchase price of $20.6 million, including commissions, and the Operating Partnership retired the same number of common general partnership units. In July 2003, the Company repurchased and retired 25,100 shares of its common stock for an aggregate purchase price of $0.7 million, including commissions, and the Operating Partnership retired the same number of common general partnership units.

      On June 23, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of $48.4 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including accumulated and unpaid dividends through the redemption date. During the three months ended September 30, 2003, the Company recognized a reduction of income available to common stockholders of $3.7 million for the original preferred stock issuance costs.

      As of September 30, 2003, the Operating Partnership had outstanding 81,452,162 common general partnership units, 4,618,242 common limited partnership units, 1,300,000 8 5/8% Series B Cumulative Redeemable Partnership Units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, and

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

800,000 7.95% Series K Cumulative Redeemable Partnership Units and 2,000,000 6.5% Series L Cumulative Redeemable Partnership Units. The following table sets forth the distributions paid per unit:

		For the Three Months			For the Nine Months
		Ended September 30,			Ended September 30,

Paying Entity	Security	2003		2002	2003	2002

Operating Partnership	Common limited partnership units	$0.415		$0.410	$1.245	$1.230
Operating Partnership	Series A preferred units	$0.083		$0.531	$1.145	$1.593
Operating Partnership	Series B preferred units	$1.078		$1.078	$3.234	$3.234
Operating Partnership	Series J preferred units	$0.994		$0.994	$2.981	$2.981
Operating Partnership	Series K preferred units	$0.994		$0.994	$2.981	$1.966
Operating Partnership	Series L preferred units	$0.406		$0.000	$0.442	$0.000
AMB Property II, L.P.	Series D preferred units	$0.969		$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969		$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units	$0.747	(1)	$0.994	$2.735	$2.707
AMB Property II, L.P.	Series G preferred units	$0.000		$0.155	$0.000	$2.142
AMB Property II, L.P.	Series H preferred units	$1.016		$1.016	$3.047	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000		$1.000	$3.000	$3.000

(1)	On July 14, 2003, AMB Property II, L.P., one of the Company’s subsidiaries, repurchased 66,300 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor.

10.	Income Per Unit

      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding units. The Operating Partnership’s only dilutive securities outstanding for the three and nine months ended September 30, 2003 and 2002, were stock options and restricted stock granted under the Company’s stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

WEIGHTED AVERAGE COMMON UNITS
Basic	85,776,251	88,575,091	85,874,579	88,634,134
Stock options and restricted stock	1,623,293	1,803,932	1,467,496	$1,605,015

Diluted weighted average common units	87,399,544	90,379,023	87,342,075	90,239,149

11.	Segment Information

      The Operating Partnership operates industrial and retail properties in North America and France and manages its business both by property type and by market. Industrial properties represent more than 98% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. As of September 30, 2003, the Operating Partnership operated retail properties in Southeast

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Florida, Atlanta, Chicago, the San Francisco Bay Area, Boston and Baltimore. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

      The industrial domestic target markets category includes Austin, Baltimore/ Washington D.C. and Boston. The industrial domestic non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,

Segments	2003	2002	2003	2002

Industrial domestic hub and gateway markets:
Atlanta	$7,490	$7,983	$6,132	$6,345
Chicago	10,825	11,326	7,162	7,782
Dallas/ Fort Worth	4,335	6,748	2,772	4,713
Los Angeles	23,260	19,656	18,536	15,454
Northern New Jersey/ New York	12,589	12,399	8,103	8,218
San Francisco Bay Area	24,448	30,406	19,135	24,950
Miami	8,069	8,362	5,930	6,074
Seattle	8,721	6,636	6,718	5,266
On-Tarmac	12,360	9,437	6,819	5,564

Total industrial domestic hub markets	112,097	112,953	81,307	84,366
Total industrial domestic target markets	25,250	26,576	18,209	19,258
Total industrial domestic non-target markets	7,046	11,267	5,119	8,037
International target markets	1,704	122	1,764	90
Straight-line rents	2,579	3,638	2,579	3,638
Total retail markets	2,587	4,246	1,462	2,641
Discontinued operations	(3,024)	(11,876)	(2,221)	(8,733)

Total	$148,239	$146,926	$108,219	$109,297

(1)	Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)

	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,

Segments	2003	2002	2003	2002

Industrial domestic hub and gateway markets:
Atlanta	$21,759	$22,712	$17,436	$17,971
Chicago	32,938	34,275	22,422	23,670
Dallas/ Fort Worth	12,599	19,994	8,229	14,195
Los Angeles	69,385	57,177	55,498	44,959
Northern New Jersey/ New York	39,440	34,407	25,980	22,858
San Francisco Bay Area	85,066	91,828	70,343	76,511
Miami	24,114	25,604	17,178	18,698
Seattle	22,268	18,667	17,427	14,893
On-Tarmac	35,521	19,300	19,400	11,142

Total industrial domestic hub markets	343,090	323,964	253,913	244,897
Total industrial domestic target markets	76,999	77,928	55,353	56,472
Total industrial domestic non-target markets	21,031	35,852	14,675	26,495
International target markets	4,097	122	3,608	90
Straight-line rents	6,832	10,385	6,832	10,385
Total retail markets	10,421	13,610	6,479	8,508
Discontinued operations	(11,558)	(35,946)	(8,176)	(26,578)

Total	$450,912	$425,915	$332,684	$320,269

(1)	Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

      The Operating Partnership considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of the Operating Partnership’s real estate portfolio on a segment basis and the Operating Partnership uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Operating Partnership’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Operating Partnership’s results from operations. Further, the Operating Partnership’s NOI may not be comparable to that of other

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating partnerships of real estate investment trusts, as they may use different methodologies for calculating NOI. The following table is a reconciliation from NOI to reported net income:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Property NOI	$108,219	$109,297	$332,684	$320,269
Private capital income	1,928	2,766	7,844	8,468
Depreciation and amortization	(32,584)	(31,446)	(99,269)	(88,650)
Impairment losses	—	—	(5,251)	—
General and administrative	(10,843)	(12,376)	(35,187)	(34,207)
Equity in earnings of unconsolidated joint ventures	1,365	1,322	4,222	4,443
Interest and other income	701	2,609	3,643	9,921
Gains from dispositions of real estate	—	—	7,429	2,480
Merchant development profits, net of minority interests and taxes	2,181	618	2,181	618
Interest, including amortization	(35,867)	(37,501)	(107,963)	(109,133)
Total minority interests’ share of income	(13,131)	(12,182)	(36,508)	(33,589)
Total discontinued operations	9,214	8,353	45,183	18,526

Net income	$31,183	$31,460	$119,008	$99,146

	Total Gross Investment as of

	September 30, 2003	December 31, 2002

Industrial domestic hub and gateway markets:
Atlanta	$267,070	$280,006
Chicago	370,080	356,985
Dallas/Fort Worth	151,146	126,472
Los Angeles	745,690	741,601
Northern New Jersey/ New York	476,078	486,644
San Francisco Bay Area	852,262	797,692
Miami	326,164	302,691
Seattle	328,118	249,500
On-Tarmac	249,769	216,357

Total industrial domestic hub markets	3,766,377	3,557,948
Total industrial domestic target markets	756,304	777,541
Total industrial domestic non-target markets	265,304	323,431
International target markets	49,956	73,728
Total retail markets	47,603	60,844
Construction in progress	209,029	132,490

Total investments in properties	$5,094,573	$4,925,982

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Commitments and Contingencies

Commitments

      Lease Commitments. The Operating Partnership holds: operating ground leases on land parcels at its on-tarmac facilities; leases on office spaces for corporate use; and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 38 years.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Subsequent Events

      On October 6, 2003, the Operating Partnership entered into an Agreement of Sale with privately-held International Airport Centers L.L.C. and certain of its affiliated entities, pursuant to which, if fully consummated, it will acquire a 3.4 million square foot portfolio consisting of 37 airfreight buildings located adjacent to seven international airports in the U.S. for approximately $481.0 million, including $119.0 million of assumed debt. Pursuant to the Agreement of Sale, the Operating Partnership will acquire the buildings in separate tranches, as construction and certain other customary closing conditions, including acquiring the necessary consents, are met. On October 9, 2003, the Operating Partnership closed on the first tranche, comprised of 25 industrial buildings located in Los Angeles, Seattle, Miami and Charlotte, aggregating approximately 1.6 million square feet, for approximately $167.0 million. The Operating Partnership currently expects the balance of the portfolio to close in additional tranches totaling approximately $130.0 million by year-end 2003 and $184.0 million by the third quarter of 2004. A portion of the properties may be allocated to one or more of the Operating Partnership’s co-investment joint ventures.

      On October 27, 2003, the Operating Partnership gave irrevocable notice that it will redeem all 1,300,000 of its outstanding 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units on November 26, 2003, for an aggregate redemption price of $65.6 million.

      On November 10, 2003, the Operating Partnership issued and sold $75.0 million of senior unsecured notes under its medium-term notes program to Teachers Insurance and Annuity Association of America. The Company guaranteed the notes, which mature on November 1, 2013, and bear interest at 5.53% per annum. The Operating Partnership intends to use the net proceeds for general purposes.

      On November 6, 2003, the Company priced 2,000,000 shares of 6.75% Series M Cumulative Redeemable Preferred Stock at $25.00 per share. The Company also granted the underwriters an option to purchase up to 300,000 additional shares of series M preferred stock at $25.00 per share, which the underwriters exercised in full on November 12, 2003. The Company expects to issue and sell the 2,300,000 shares of series M preferred stock on November 25, 2003. Dividends will be cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. The Company will contribute the net proceeds to the Operating Partnership, and in exchange, the Operating Partnership will issue to the Company 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units.

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

      Our success also depends upon economic trends generally, various market conditions and fluctuation and those other risk factors discussed in the section entitled “Business Risks” in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

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

      We generate revenue primarily from rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, and our private capital business. In addition, our growth is dependent on our ability to increase occupancy rates or increase rental rates at our properties and our ability to continue to acquire and develop additional properties. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Although the weak economy has decreased customer demand for new space and has limited or in some cases lowered rent growth, many types of investors are acquiring industrial real estate. We have capitalized on this opportunity by accelerating the repositioning of our portfolio through the disposition of properties. While property dispositions result in reinvestment capacity and trigger gain/loss recognition, they also create near-term earnings dilution. However, we believe that, in the long-term, the repositioning of our portfolio will benefit our unitholders.

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

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. We also record at acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs for all acquisitions subsequent to July 1, 2001. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.

      Rental Revenues. We record rental revenue from operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our bad-debt reserves, security deposits and letters of credit, then we may have to recognize additional bad debt charges in future periods. Each period we review our outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. Historically, our bad debt expense has been between 50 and 150 basis points of total revenues. We also record lease termination fees when a customer terminates its lease, vacates the premises, and the termination fee is due and billable.

      Consolidated Joint Ventures. Minority interests represent the limited partnership interests in the operating partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 36.5 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because we own a majority interest or we exercise significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. When we contribute properties to our joint ventures, we recognize a gain on the contributed properties acquired by the third-party co-investors.

      Investments in Unconsolidated Joint Ventures. We have non-controlling limited partnership interests in five separate unconsolidated joint ventures. These investments are not consolidated because we do not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. We account for the joint ventures using the equity method of accounting. When we contribute properties to our joint ventures, we recognize a gain representing the portion of the contributed properties acquired by the third-party investors.

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

THE COMPANY

      AMB Property, L.P., a Delaware limited partnership, acquires, owns and operates, manages, renovates, expands and develops primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Increasingly, our properties are designed for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. As of September 30, 2003, we served 2,534 customers in a portfolio (owned, managed or under development) totaling 1,004 buildings, encompassing approximately 96.9 million square feet (9.0 million square meters), in 32 global markets.

      We are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in key distribution markets throughout North America, Europe and Asia. As of September 30, 2003, AMB Property Corporation owned an approximate 94.6% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility and discretion in our day-to-day management and control.

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

When measured by annual base rents, 68.6% of our assets are concentrated in eight domestic hub distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, San Francisco Bay Area, Miami and Seattle.

      By focusing on an investment strategy that benefits from high customer demand and limited competition from new supply, we believe that over time our net operating income (rental revenues less property operating expenses and real estate taxes) will grow and our property values will increase. We work to implement this strategy by investing in locations that have geographic or regulatory supply constraints, high barriers to entry and close proximity to large population centers, and invest in buildings with customer-preferred characteristics.

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

      As of September 30, 2003, we owned and operated (exclusive of properties that we managed for third parties) 896 industrial buildings and seven retail and other properties, totaling approximately 83.8 million rentable square feet, located in 27 markets throughout North America and in France. As of September 30, 2003, our industrial and retail properties were 92.0% and 77.0% leased, respectively. As of September 30, 2003, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers, totaling approximately 0.5 million rentable square feet. In addition, as of September 30, 2003, we had investments in operating industrial buildings, totaling approximately 7.9 million rentable square feet, through unconsolidated joint ventures. As of September 30, 2003, we also had investments in industrial development projects, some of which are held for sale, totaling approximately 4.7 million square feet.

      As of September 30, 2003, we had one retail center and three industrial buildings held for divestiture. Over the next few years, as market conditions allow, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply-constrained markets in the U.S. and internationally that better fit our current investment focus.

      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Boston, Massachusetts, Chicago, Illinois, New York, New York and Amsterdam, the Netherlands. Our Chicago office opened in July 2003. As of September 30, 2003, we employed 170 individuals, 125 at our San Francisco headquarters, 41 in our Boston office, two in our Amsterdam office, one in our Chicago office and one in our New York office. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have adopted a code of business conduct that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions, which is available free of charge on our website. We will promptly disclose on our website any amendments to, and waivers from, our code of business conduct relating to any of these specified officers. Information contained on our website is not and should not be deemed a part of this quarterly report.

Co-investment Joint Ventures

      We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income, which enhances our returns. As of September 30, 2003, we had investments in five co-investment joint ventures with a gross book value of $1.7 billion, which are consolidated for financial reporting purposes.

Acquisition, Development and Disposition Activity

      During the three months ended September 30, 2003, we invested $57.4 million in 13 operating properties, aggregating approximately 0.8 million square feet, of which we invested $27.3 million in six operating properties, aggregating approximately 0.5 million square feet through two of our co-investment joint ventures. During the nine months ended September 30, 2003, we invested $188.4 million in 31 operating properties, aggregating approximately 3.2 million square feet, of which we invested $154.6 million in 23 operating properties, aggregating approximately 2.8 million square feet, through two of our co-investment joint ventures.

      During the three months ended September 30, 2003, we stabilized three industrial buildings valued at $21.5 million, aggregating approximately 0.4 million square feet. We also initiated two new industrial development projects valued at $67.5 million, aggregating approximately 1.6 million square feet. During the nine months ended September 30, 2003, we stabilized seven industrial buildings valued at $49.4 million, aggregating approximately 0.8 million square feet. We also initiated ten new industrial development projects valued at $146.0 million, aggregating approximately 3.1 million square feet. During the first quarter, we acquired 438 acres of land for development in Miami’s Airport West submarket for $29.7 million. The master planned park, called Beacon Lakes, is entitled for 6.8 million square feet of properties for lease or sale. We began development of the first two buildings at Beacon Lakes, which will aggregate approximately 0.4 million square feet and have an estimated investment of $19.2 million. New development projects during the nine months ended September 30, 2003, included the two Beacon Lakes buildings as well as eight additional projects.

      As of September 30, 2003, we had in our development pipeline 15 industrial projects, which will total approximately 4.0 million square feet and have an aggregate estimated investment of $207.5 million upon completion and four development-for-sale projects, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $41.6 million upon completion. As of September 30, 2003, we and our partners had funded an aggregate of $119.5 million and needed to fund an estimated additional $129.6 million in order to complete current and planned projects.

      On February 19, 2003, we contributed $94.0 million in operating properties, consisting of 24 industrial buildings aggregating approximately 2.4 million square feet, to our newly formed co-investment joint venture with Citigroup Global Investments Real Estate LP, LLC, Industrial Fund I, LLC, in which we retained an unconsolidated 15% ownership interest. During the three and nine months ended September 30, 2003, we also sold three development-for-sale projects, aggregating approximately 0.2 million rentable square feet, for an aggregate price of $32.1 million. During the three months ended September 30, 2003, we also disposed of nine industrial buildings and one retail center, aggregating approximately 0.8 million rentable square feet, for an aggregate price of $102.2 million. During the nine months ended September 30, 2003, we disposed of 21 industrial buildings and one retail center, aggregating approximately 2.6 million rentable square feet, for an aggregate price of $244.3 million.

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

Growth Strategies

Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on rollover space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating and growing a large global portfolio. As of September 30, 2003, our industrial properties and retail centers were 92.0% leased and 77.0% leased, respectively. During the three and nine months ended September 30, 2003, average industrial base rental rates decreased by 15.1% and 7.4%, respectively, from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended September 30, 2003, same-store net operating income decreased by 8.2% on our industrial properties. During the nine months ended September 30, 2003, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes) decreased by 3.1% on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 10.9%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance.

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

      The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our general partner’s officers have specific experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with our Development Alliance Partners®; however, if a Development Alliance Partner® is not available for a project, then we will pursue the opportunity with our in-house development staff. This way, we leverage the development skill, access to opportunities and capital of such developers, and we eliminate the need and expense of an extensive in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner’s interest in the joint venture. We may also structure developments where we would own 100% of the asset with an incentive development fee to be paid upon completion to our development partner. As of September 30, 2003, we had in our development pipeline 15 industrial projects, which will total approximately 4.0 million square feet and have an aggregate estimated investment of $207.5 million upon completion.

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

Growth Through Developments for Sale

      Through our taxable REIT subsidiaries, we conduct a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. As of September 30, 2003, we were developing four projects for sale to third parties, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $41.6 million upon completion.

Growth Through Global Expansion

      Over the next five years, we expect to have from 12% to 15% of our assets (based on consolidated annualized base rent) invested in international markets. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include Paris, Amsterdam, Frankfurt, Madrid and London. Our Asian target markets currently include Singapore, Hong Kong and Tokyo. As of September 30, 2003, our Guadalajara and Paris properties comprised 1.0% of our total annualized based rent. In January 2003, we also sold a property in Mexico City and recognized a gain on the disposition. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Business Risks” in this report.

      We believe that expansion into target international markets represents a natural extension of our well-established strategy to invest in industrial markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving the global supply chain. Our expansion strategy mirrors our domestic focus on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments will extend our offering of High Throughput Distribution facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade, which is expected to grow significantly faster than world GDP growth. In addition, our investments target major consumer distribution markets and customers.

      We believe that our established customer relationships, our contacts in the air cargo and logistics industries, diligent underwriting of markets and investment considerations and our strategic alliance partnerships with knowledgeable developers and managers will assist us in competing internationally.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store properties are those that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). For the comparison between the three and nine months ended September 30, 2003 and 2002, same store industrial properties consisted of properties aggregating approximately 72.4 million square feet. The properties acquired during the nine months ended September 30, 2003, consisted of 31 buildings, aggregating approximately 3.2 million square feet. The properties acquired during 2002 consisted of 43 buildings, aggregating approximately 5.4 million square feet. During the nine months ended September 30, 2003, property divestitures and contributions consisted of 46 industrial buildings, aggregating approximately 5.1 million square feet. In 2002, property divestitures consisted of 58 industrial and two retail buildings, aggregating approximately 5.7 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

      Occupancy levels in our industrial portfolio and rents on lease renewals and rollovers were lower in the first nine months of 2003 as the general contraction in business activity nationwide reduced demand for industrial warehouse facilities. According to Torto Wheaton Research, the overall industrial market deteriorated rapidly from its peak levels at the end of 2000, when availability was 6.6%, through the second quarter of 2002, when availability reached 10.8%. Subsequently, national industrial availability has deteriorated at a more modest rate, declining an average of 20 basis points per quarter to reach 11.6% at September 30, 2003. As a result of the increase in availability, market rents for industrial properties in most markets decreased over 10%, with some markets experiencing decreases of over 25%. Over the same period, our portfolio vacancy increased from 3.6% at December 31, 2000 to 8.0% at September 30, 2003, consistent with market trends. While the level of rental rate reduction varied by market, we strove to maintain high occupancy by pricing lease renewals and new leases with sensitivity to local market conditions. In periods of decreasing rental rates, we strive to sign leases with shorter terms to prevent locking-in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we strive to limit overall leasing costs and capital expenditures by offering modest tenant improvement packages, consistent with the lease term. We generally followed this practice during the nine months ended September 30, 2003. Occupancy in our operating industrial portfolio was 92.0% at September 30, 2003, 370 basis points greater than the overall industrial market and up 50 basis points from June 30, 2003. The impact of declining occupancy was further evidenced by decreases in rents as leases were renewed or rolled over to new customers at lower rates. Rents on industrial renewals and rollovers decreased 1.0% during 2002 and 7.4% for the nine months ended September 30, 2003.

      During the last four quarters, our dispositions and contributions have totaled $498.1 million, including assets in markets that no longer fit our investment strategy and properties at valuations that we considered to be at premium levels. Although these sales and contributions have diluted our near-term operating results, we believe they help position the company for long-term growth and higher return on invested capital by increasing the strategic fit of our portfolio with our investment and private capital models. Further, proceeds from these sales, along with our balance sheet and private capital sources, create significant capacity for future deployment. While we will continue to sell assets on an opportunistic basis, we have substantially achieved our near-term strategic disposition goals. Therefore, in the coming quarters, we expect that our net investment activity will begin to reflect the acquisition and development opportunities that we are seeing in our targeted global distribution markets.

For the Three Months Ended September 30, 2003 and 2002 (dollars in millions)

Revenues	2003	2002	$ Change	% Change

Rental revenues
Domestic industrial:
Same store	$123.8	$131.9	$(8.1)	(6.1)%
2002 acquisitions	13.6	8.5	5.1	60.0%
2003 acquisitions	4.5	—	4.5	—%
International industrial	1.7	0.1	1.6	1,600.0%
Retail and other	4.6	6.4	(1.8)	(28.1)%

Total rental revenues	148.2	146.9	1.3	0.9%
Private capital income	1.9	2.8	(0.9)	(32.1)%

Total revenues	$150.1	$149.7	$0.4	0.3%

      The decrease in domestic industrial same store rental revenues resulted primarily from lower average occupancies and increased bad debt expense, partially offset by fixed rent increases on existing leases. Industrial same store occupancy was 91.7% at September 30, 2003, and 94.7% at September 30, 2002. For the three months ended September 30, 2003, rents in the same store portfolio decreased 16.3% on industrial renewals and rollovers (cash basis) on 4.3 million square feet leased. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. The 2003 acquisitions consist of 31 buildings, aggregating approximately 3.2 million square feet. In 2002, we acquired properties in Mexico and France, resulting in increased international industrial revenues. The decrease in private capital income was due to lower acquisition fees and our discontinuation of the management of two portfolios, which we had managed for third parties and in which we had no ownership interest, during the current quarter.

Costs and Expenses	2003	2002	$ Change	% Change

Property operating costs:
Rental expenses	$(22.3)	$(20.2)	$2.1	10.4%
Real estate taxes	(17.7)	(17.4)	0.3	1.7%

Total property operating costs	$(40.0)	$(37.6)	$2.4	6.4%

Property operating costs
Domestic industrial:
Same store	$(32.3)	$(32.2)	$0.1	0.3%
2002 acquisitions	(4.3)	(2.5)	1.8	72.0%
2003 acquisitions	(1.1)	-	1.1	—%
Retail and other	(2.3)	(2.9)	(0.6)	(20.7)%

Total property operating costs	(40.0)	(37.6)	2.4	6.4%
Depreciation and amortization	(32.6)	(31.4)	1.2	3.8%
General and administrative	(10.8)	(12.4)	(1.6)	(12.9)%

Total costs and expenses	$(83.4)	$(81.4)	$2.0	2.5%

      The $0.1 million increase in same store properties’ operating expenses was primarily due to increases in common area maintenance expense of $0.4 million, non-reimbursable expense of $0.3 million and ground rent expense of $0.2 million, offset by decreases in insurance expense of $0.4 million and in real estate taxes of $0.4 million. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. The 2003 acquisitions consist of 31 buildings, aggregating approximately 3.2 million square feet. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The decrease in general and administrative expenses was due to decreased personnel costs and lower taxes for our taxable subsidiaries.

Other Income and Expenses	2003	2002	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$1.4	$1.3	$0.1	7.7%
Interest and other income	0.7	2.6	(1.9)	(73.1)%
Merchant development profits, net	2.2	0.6	1.6	266.7%
Interest, including amortization	(35.9)	(37.5)	(1.6)	(4.3)%

Total other income and expenses	$(31.6)	$(33.0)	$(1.4)	(4.2)%

      The decrease in interest and other income was primarily due to decreased income from our investment in AMB Pier One, LLC. The increase in merchant development profits, net, primarily resulted from the sale of Novato Fair Shopping Center in Northern California for a net gain of $1.2 million. The decrease in interest, including amortization, was due to lower overall interest rates on our outstanding debt, partially offset by write-offs of deferred financing costs on refinanced secured debt.

      Preferred stock and unit redemption discount/(issuance costs). On July 28, 2003, we redeemed all 3,995,800 shares of our 8.5% Series A Cumulative Redeemable Preferred Units and recognized a reduction of income available to common unitholders of $3.7 million for the original issuance costs. In July 2003, the SEC announced that it had revised its position relating to the application of Emerging issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, (“Topic D-42”). As a result of this announcement, original issuance costs related to preferred equity are to be reflected as a reduction of income available to common stockholders in determining earnings per share for the period in which the preferred equity is redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, our financial statements for the year ending December 31, 2001, to be included in our annual report on Form 10-K for the year ending December 31, 2003, will be restated to reflect a reduction in income available to common stockholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.’s series C preferred units, which were redeemed in December 2001. Restated diluted earnings per share for the year ended December 31, 2001, will be $1.43 compared to $1.47 as previously reported. In addition, diluted funds from operations per share will be restated to conform with the revised SEC position, as required under the National Association of Real Estate Investment Trusts definition, to $2.33 for the year ended December 31, 2001, compared to $2.37 as previously reported. The SEC’s revised position on Topic D-42 does not require us to file amendments to previously filed reports and will not impact any other previously reported periods.

For the Nine Months Ended September 30, 2003 and 2002 (dollars in millions)

Revenues	2003	2002	$ Change	% Change

Rental revenues
Domestic industrial:
Same store	$386.1	$393.1	$(7.0)	(1.8)%
2002 acquisitions	41.2	11.1	30.1	271.2%
2003 acquisitions	5.0	—	5.0	—%
International industrial	4.1	0.1	4.0	4,000.0%
Retail and other	14.5	21.6	(7.1)	(32.9)%

Total rental revenues	450.9	425.9	25.0	5.9%
Private capital income	7.9	8.5	(0.6)	(7.1)%

Total revenues	$458.8	$434.4	$24.4	5.6%

      The decrease in domestic industrial same store rental revenues resulted primarily from lower average occupancies and increased bad debt expense, partially offset by an increase in lease termination fees and fixed rent increases on existing leases. Industrial same store occupancy was 91.7% at September 30, 2003, and 94.7% at September 30, 2002. For the nine months ended September 30, 2003, rents in the same store portfolio decreased 8.0% on industrial renewals and rollovers (cash basis) on 12.7 million square feet leased. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. The 2003 acquisitions consist of 31 buildings, aggregating approximately 3.2 million square feet. In 2002, we acquired properties in Mexico and France, resulting in increased international industrial revenues. The decrease in private capital income was primarily due to lower acquisition fees.

Costs and Expenses	2003	2002	$ Change	% Change

Property operating costs:
Rental expenses	$(65.0)	$(54.7)	$10.3	18.8%
Real estate taxes	(53.2)	(50.9)	2.3	4.5%

Total property operating costs	$(118.2)	$(105.6)	$12.6	11.9%

Property operating costs:
Domestic industrial:
Same store	$(96.0)	$(93.5)	$2.5	2.7%
2002 acquisitions	(13.5)	(2.9)	10.6	365.5%
2003 acquisitions	(1.3)	—	1.3	—%
International industrial	(0.5)	—	0.5	—%
Retail and other	(6.9)	(9.2)	(2.3)	(25.0)%

Total property operating costs	(118.2)	(105.6)	12.6	11.9%
Depreciation and amortization	(99.3)	(88.7)	10.6	12.0%
Impairment losses	(5.2)	—	5.2	—%
General and administrative	(35.2)	(34.2)	1.0	2.9%

Total costs and expenses	$(257.9)	$(228.5)	$29.4	12.9%

      The $2.5 million increase in same store properties’ operating expenses was primarily due to increases in common area maintenance expenses, including snow removal, of $2.4 million and real estate taxes of

$0.6 million, partially offset by a decrease in insurance expenses of $0.9 million. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. The 2003 acquisitions consist of 31 buildings, aggregating approximately 3.2 million square feet. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate, partially offset by a reduction of $2.1 million for the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The impairment loss was on investments in real estate and leasehold interests that continue to be held for long-term investment. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense resulting from the issuance of additional restricted stock.

Other Income and Expenses	2003	2002	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$4.2	$4.4	$(0.2)	(4.5)%
Interest and other income	3.7	9.9	(6.2)	(62.6)%
Gains from dispositions of real estate	7.4	2.5	4.9	196.0%
Merchant development profits, net	2.2	0.6	1.6	266.7%
Interest, including amortization	(108.0)	(109.1)	(1.1)	(1.0)%

Total other income and expenses	$(90.5)	$(91.7)	$(1.2)	(1.3)%

      The decrease in interest and other income was primarily due to the repayment of a $74.0 million mortgage note in July 2002. We carried the 9.5% mortgage note secured by a retail center that we sold in September 2000 in the principal amount of $74.0 million. The increase in gains from dispositions of real estate (not included in discontinued operations) resulted from our contribution of $94.0 million in operating properties to our newly formed co-investment joint venture, Industrial Fund I, LLC, in February 2003. We recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors. During the nine months ended September 30, 2002, we sold two industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting loss of $0.8 million. In June 2002, we also contributed $76.9 million in operating properties to our consolidated co-investment joint venture, AMB-SGP, LP. We recognized a gain of $3.3 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors. The property contributions and 2002 sales of properties held for disposition at December 31, 2001, were not classified as discontinued operations under the provisions of SFAS No. 144. The increase in merchant development profits, net, primarily resulted from the sale of Novato Fair Shopping Center in Northern California for a net gain of $1.2 million.

      Preferred stock and unit redemption discount/(issuance costs). On July 28, 2003, we redeemed all 3,995,800 shares of our 8.5% Series A Cumulative Redeemable Preferred Units and recognized a reduction of income available to common unitholders of $3.7 million for the original issuance costs.

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

Capital Resources

      Property Contributions. On February 19, 2003, we contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to our newly formed unconsolidated joint venture, Industrial Fund I, LLC, with Citigroup Global Investments Real Estate LP, LLC, a Delaware limited liability company, and recognized a gain of $7.4 million on the contribution.

      Developments-for-Sale. During the three and nine months ended September 30, 2003, we sold three development-for-sale projects, for an aggregate price of $32.1 million, with a resulting net cash gain of $2.2 million.

      Property Divestitures. During the three months ended September 30, 2003, we divested ourselves of nine industrial buildings and one retail center, for an aggregate price of $102.2 million, with a resulting net gain of $7.9 million. During the nine months ended September 30, 2003, we divested ourselves of 21 industrial buildings and one retail center, for an aggregate price of $244.3 million, with a resulting net gain of $39.5 million.

      Properties Held for Divestiture. We have decided to divest ourselves of one retail center and three industrial buildings, which are not in our core markets or which do not meet our current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of September 30, 2003, the net carrying value of the properties held for divestiture was $20.5 million.

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

      Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of September 30, 2003, we owned approximately 31.3 million square feet of our properties through these five co-investment joint ventures and 5.2 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      Our co-investment joint ventures at September 30, 2003 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$500,000
AMB-SGP, L.P.	Industrial JV Pte Ltd.(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	BPMT and TNO	39%	$200,000

(1)	Planned capitalization is based on anticipated debt and both partners’ expected equity contributions.

(2)	Included 15 institutional investors as stockholders as of September 30, 2003.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors as stockholders and one third-party limited partner as of September 30, 2003.

(5)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

      Partners’ Capital. As of September 30, 2003, we had outstanding 81,452,162 common general partnership units, 4,618,242 common limited partnership units, 1,300,000 8 5/8% Series B Cumulative Redeemable Partnership Units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, 800,000 7.95% Series K Cumulative Redeemable Partnership Units and 2,000,000 6.5% Series L Cumulative Redeemable Partnership Units.

      On July 14, 2003, AMB Property II, L.P. repurchased, from an unrelated third party, 66,300 of its series F preferred units for $3.3 million, including accrued and unpaid dividends.

      On October 27, 2003, we gave irrevocable notice that we will redeem all 1,300,000 of our outstanding 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units on November 26, 2003, for an aggregate redemption price of $65.6 million.

      On June 23, 2003, AMB Property Corporation issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by AMB Property Corporation on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of $48.4 million to us, and in exchange, we issued to AMB Property Corporation 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. We used the proceeds, in addition to proceeds previously contributed to us from other equity issuances, to redeem all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Units from AMB Property Corporation on July 28, 2003. AMB Property Corporation, in turn, used those proceeds to redeem all 3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.

      On November 6, 2003, AMB Property Corporation priced 2,000,000 shares of 6.75% Series M Cumulative Redeemable Preferred Stock at $25.00 per share. AMB Property Corporation also granted the underwriters an option to purchase up to 300,000 additional shares of series M preferred stock at $25.00 per share, which the underwriters exercised in full on November 12, 2003. AMB Property Corporation expects to issue and sell the 2,300,000 shares of series M preferred stock on November 25, 2003. Dividends will be cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. AMB Property Corporation will contribute the net proceeds to us, and in exchange, we will issue to AMB Property Corporation 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units.

      In December 2001, AMB Property Corporation’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of its common and preferred stock. In December 2002, AMB Property Corporation’s board of directors increased the repurchase program to $200.0 million. The current stock repurchase program expires in December 2003 and, as of September 30, 2003, $109.3 million of repurchase capacity remained under the program. Year to date 2003, AMB Property Corporation repurchased 812,900 shares of its common stock for $21.2 million, including commissions, and we retired the same number of common general partnership units.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of September 30, 2003, our share of total debt-to-total market capitalization ratio was 35.2%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our general partner’s management could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

      As of September 30, 2003, the aggregate principal amount of our secured debt was $1.3 billion, excluding unamortized debt premiums of $8.1 million. Of the $1.3 billion of secured debt, $1.0 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.6% to 12.0% per annum (with a weighted average rate of 7.0%) and final maturity dates ranging from December 2003 to June 2023. All of the secured debt bears interest at fixed rates, except for four loans with an aggregate principal amount of $30.9 million as of September 30, 2003, which bear interest at variable rates (with a weighted average interest rate of 3.6% as of September 30, 2003). Over time, we intend to repay the secured debt on our wholly-owned assets; we may prepay, if market conditions warrant, using proceeds from unsecured bond issuances, proceeds from property sales or other sources. We typically finance our co-investment joint ventures with secured debt at a loan-to-value of 50-65%.

      In June 1998, we issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. In August 2000, we commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes with an average interest rate of 7.3%. These notes are guaranteed by AMB Property Corporation. In May 2002, we commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. As of September 30, 2003, we had issued no medium-term notes under this program.

      On November 10, 2003, we issued $75.0 million aggregate principal amount of senior unsecured notes under our May 2002 medium-term note program to Teachers Insurance and Annuity Association of America. AMB Property Corporation guaranteed the principal amount and interest on the notes, which mature on November 1, 2013, and bear interest at 5.53% per annum. Teachers has agreed that until November 10, 2005, we can require Teachers to return the notes to us for cancellation for an obligation of equal dollar amount under a first mortgage loan to be secured by properties determined by us, except that in the event the ratings on our senior unsecured debt are downgraded by two ratings agencies to BBB- or lower (or Baa3 or lower in the case of Moody’s Investors Service, Inc.), we will only have ten days after the last of these downgrades to exercise this right. During the period when we can exercise our cancellation right and until any mortgage loans close, Teachers has agreed not to sell, contract to sell, pledge, transfer or otherwise dispose of, any portion of the notes. After the settlement of the medium-term note issuance to Teachers, we had $325.0 million principal amount of medium-term notes available for issuance under the program. We intend to issue medium-term notes, guaranteed by AMB Property Corporation, under the program from time to time as market conditions permit. We currently anticipate the issuance of additional medium-term notes under the program prior to the end of the year.

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

      Credit Facilities. In December 2002, we renewed our $500.0 million unsecured revolving line of credit. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and currently is subject to a 20 basis point annual facility fee. Borrowings under our credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japan LIBOR fixing plus 60 basis points. Both the facility fee and the interest rate are based on our credit rating, which is currently investment grade. However, if our credit rating falls below investment grade, then our facility fee and interest rate may increase. The credit facility includes a multi-currency component, which was amended effective July 10, 2003 to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and we have an investment grade credit rating). We have the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of September 30, 2003, the outstanding balance on our unsecured credit facility was $91.3 million and the remaining amount available was $371.5 million, net of outstanding letters of credit (excluding the $200.0 million of potential additional capacity). The outstanding balance included borrowings of $41.3 million denominated in Euros and Yen and converted to U.S. dollars at September 30, 2003.

      In August 2001, AMB Institutional Alliance Fund II, L.P. obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. and AMB Institutional Alliance Fund II, L.P. We repaid the credit facility in April 2003 with capital contributions and secured debt financing proceeds.

      Mortgage Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of September 30, 2003, the outstanding balance on the note was $13.1 million.

      The tables below summarize our debt maturities and capitalization as of September 30, 2003 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit	Total
	Debt	Debt	Securities	Debt	Facilities	Debt

2003	$18,587	$6,174	$—	$143	$—	$24,904
2004	62,516	37,920	—	601	—	101,037
2005	44,427	61,181	250,000	647	91,335	447,590
2006	82,693	60,570	25,000	698	—	168,961
2007	14,495	49,416	75,000	752	—	139,663
2008	31,665	161,350	175,000	810	—	368,825
2009	4,147	82,875	—	873	—	87,895
2010	50,948	123,571	75,000	941	—	250,460
2011	409	241,374	75,000	1,014	—	317,797
2012	407	146,542	—	1,093	—	148,042
Thereafter	480	22,264	125,000	2,200	—	149,944

Subtotal	310,774	993,237	800,000	9,772	91,335	2,205,118
Unamortized premiums	7,320	774	—	—	—	8,094

Total consolidated debt	318,094	994,011	800,000	9,772	91,335	2,213,212
Our share of unconsolidated joint venture debt(1)	—	65,950	—	—	—	65,950

Total debt	318,094	1,059,961	800,000	9,772	91,335	2,279,162
Joint venture partners’ share of consolidated joint venture debt	—	(640,562)	—	—	—	(640,562)

Our share of total debt	$318,094	$419,399	$800,000	$9,772	$91,335	$1,638,600

Weighed average interest rate	8.1%	6.7%	7.2%	7.5%	2.2%	6.9%
Weighed average maturity (in years)	3.4	6.8	5.7	11	2.2	5.7

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 6.0% and 6.0 years, respectively.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common units	81,452,162	$30.81	$2,509,541
Common limited partnership units	4,618,242	$30.81	142,288

Total	86,070,404		$2,651,829

(1)	Assumes that the general partnership units are exchanged for AMB Property Corporation’s common stock because there in no public market for the units.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series B preferred units	8.63%	$65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred units	6.50%	50,000	June 2008

Weighted average/total	7.85%	$363,346

Capitalization Ratios

Total debt-to-total market capitalization	43.0%
Our share of total debt-to-total market capitalization	35.2%
Total debt plus preferred-to-total market capitalization	49.8%
Our share of total debt plus preferred-to-total market capitalization	43.0%
Our share of total debt-to-total book capitalization	44.9%

Liquidity

      As of September 30, 2003, we had $152.4 million in cash (of which $97.6 million was held by our co-investment joint ventures), restricted cash and cash equivalents, and $371.5 million of additional available borrowings under our credit facility. To fund acquisitions, development activities and capital expenditures, and to provide for general working capital requirements, we intend to use:

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

      We declared a regular cash distribution for the quarter ended September 30, 2003, of $0.415 per common unit. The distributions were payable on October 15, 2003, to common unitholders of record on October 3, 2003. The Series B, E, F, J, K and L preferred unit distributions were payable on October 15, 2003, to unitholders of record on October 3, 2003. The Series D, H and I preferred unit distributions were payable on September 25, 2003. The following table sets forth the distributions paid or payable per unit for the three and nine months ended September 30, 2003 and 2002:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,

Paying Entity	Security	2003	2002	2003	2002

AMB Property, L.P.	Common limited partnership units	$0.415	$0.410	$1.245	$1.230
AMB Property, L.P.	Series A preferred units	$0.083	$0.531	$1.145	$1.593
AMB Property, L.P.	Series B preferred units	$1.078	$1.078	$3.234	$3.234
AMB Property, L.P.	Series J preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property, L.P.	Series K preferred units	$0.994	$0.994	$2.981	$1.966
AMB Property, L.P.	Series L preferred units	$0.406	$0.000	$0.442	$0.000
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units	$0.747	$0.994	$2.735	$2.707
AMB Property II, L.P.	Series G preferred units	$0.000	$0.155	$0.000	$2.142
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$3.047	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$3.000

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

      On July 14, 2003, AMB Property II, L.P. repurchased, from an unrelated third party, 66,300 of its series F preferred units for $3.3 million, including accrued and unpaid dividends. On July 28, 2003, we redeemed from AMB Property Corporation all 3,995,800 of our series A preferred units held by AMB Property Corporation for $100.2 million, including accrued and unpaid dividends, and AMB Property Corporation, in turn, used the proceeds to redeem all 3,995,800 shares of its outstanding 8.5% series A preferred stock for $100.2 million, including accrued and unpaid dividends.

      On October 27, 2003, we gave irrevocable notice that we will redeem all 1,300,000 of our outstanding 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units on November 26, 2003, for an aggregate redemption price of $65.6 million.

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of September 30, 2003, we are developing 15 projects representing a total estimated investment of $207.5 million upon completion and three development projects available for sale representing a total estimated investment of $41.6 million upon completion. Of this total, $119.5 million had been funded as of September 30, 2003, and an estimated $129.6 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, net proceeds from property divestitures, and private capital from co-investment partners, which could have an adverse effect on our cash flow.

      Acquisitions. During the three months ended September 30, 2003, we invested $57.4 million in 13 operating industrial buildings, aggregating approximately 0.8 million rentable square feet. During the nine months ended September 30, 2003, we invested $188.4 million in 31 operating industrial buildings, aggregating approximately 3.2 million rentable square feet. We generally fund our acquisitions and development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures. In addition, on October 6, 2003, we entered into an Agreement of Sale with privately-held International Airport Centers L.L.C. and certain of its affiliated entities, pursuant to which, if fully consummated, we will acquire a 3.4 million square foot portfolio consisting of 37 airfreight buildings located adjacent to seven international airports in the U.S. for approximately $481.0 million, including $119.0 million of assumed debt. Pursuant to the Agreement of Sale, we will acquire the buildings in separate tranches, as construction and certain other customary closing conditions, including acquiring the necessary consents, are met. On October 9, 2003, we closed on the first tranche, comprised of 25 industrial buildings located in Los Angeles, Seattle, Miami and Charlotte, aggregating approximately 1.6 million square feet, for approximately $167.0 million. We currently expect the balance of the portfolio to close in additional tranches totaling approximately $130.0 million by year-end 2003 and $184.0 million by the third quarter of 2004. A portion of the properties may be allocated to one or more of our co-investment joint ventures. We financed the first tranche, and expect to finance the remainder of the purchase price, through additional financings and proceeds from property dispositions.

      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income, which enhances our returns. As of September 30, 2003, we may make additional capital contributions to current and planned co-investment joint ventures of up to $30.9 million. We expect to fund these contributions with cash from operations, borrowings under our credit facility, debt or equity issuances or net proceeds from property divestitures, which could have an adverse effect on our cash flow.

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

OFF-BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are not recorded or disclosed.

SUPPLEMENTAL EARNING MEASURES

      We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. In accordance with the NAREIT White Paper on FFO, we include in FFO the effects of straight-line rents. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO, as defined by NAREIT, is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts, such as AMB Property Corporation, our general partner, that excludes historical cost depreciation and amortization, among other items, from net income, as defined by U.S. GAAP. We believe that the use of FFO, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.

      While FFO is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. FFO also does not consider the costs associated with capital expenditures related to our real estate assets nor is FFO necessarily indicative of cash available to fund our future cash requirements. Further, our computation of FFO may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

      The following table reflects the calculation of FFO for the three and nine months ended September 30, (dollars in thousands) reconciled to net income, a comparable U.S. GAAP financial measure:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

		2002(2)		2002(2)
	2003(1)	(Restated)	2003(1)	(Restated)

Net income	$31,183	$31,460	$119,008	$99,146
Income available to common unitholders attributable to limited partners	(1,238)	(1,394)	(5,576)	(4,634)
Gains from dispositions of real estate	(7,888)	(3,734)	(46,978)	(6,214)
Real estate related depreciation and amortization:
Total depreciation and amortization	32,584	31,446	99,269	88,650
Discontinued operations’ depreciation	339	2,378	1,910	6,821
Furniture, fixtures and equipment depreciation	(170)	(179)	(548)	(526)
Ground lease amortization(3)	—	(781)	—	(1,471)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	9,809	8,771	26,410	23,104
Limited partnership unitholders’ minority interests (NI)	740	942	3,093	3,622
Discontinued operations’ minority interests (NI)	883	940	1,096	2,562
FFO attributable to minority interests	(17,345)	(13,635)	(47,847)	(37,753)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(1,365)	(1,322)	(4,222)	(4,443)
Our share of FFO	2,345	2,193	7,620	6,866
Preferred unit distributions	(4,462)	(5,115)	(14,763)	(14,658)
Preferred unit redemption discount/(issuance costs)	(3,671)	412	(3,671)	412

Funds from operations	$41,744	$52,382	$134,801	$161,484

Basic FFO per common unit	$0.49	$0.59	$1.57	$1.82

Diluted FFO per common unit	$0.48	$0.58	$1.54	$1.79

Weighted average common units:
Basic	85,776,251	88,575,091	85,874,579	88,634,134

Diluted	87,399,544	90,379,023	87,342,075	90,239,149

(1)	In the quarter ended September 30, 2003, and effective January 1, 2003, we no longer add back impairment losses when computing FFO in accordance with NAREIT’s FFO definition. As a result, FFO for the nine months ended September 30, 2003, includes an adjustment of $5.3 million to reflect the change.

(2)	FFO for the quarter and nine months ended September 30, 2002, was adjusted for the retroactive adoption of SFAS No. 145 for the treatment of extraordinary items, resulting in a reduction of $0.1 million and $0.4 million, respectively, from previously reported FFO. In addition, in the quarter ended September 30, 2003, and effective January 1, 2002, we adopted EITF D-42 and began including preferred stock and unit redemption discounts and issuance cost write-offs in FFO. As a result, FFO for the three and nine months ended September 30, 2002, includes an adjustment (increase) of $0.4 million to reflect the change.

(3)	In the quarter ended June 30, 2003, and effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the nine months ended September 30, 2003, includes an adjustment of $0.9 million to reflect the change. Had we not made the change, reported FFO per share for the quarter and nine months ended September 30, 2003, would have been $0.47 and $1.51, respectively. Had we made the change effective January 1, 2002, reported FFO per share for the quarter and nine months ended September 30, 2002, would have been $0.59 and $1.81, respectively.

      We use earnings before interest, tax, depreciation and amortization, or EBITDA, to measure both our operating performance and our liquidity. We consider EBITDA to provide investors relevant and useful information because it permits fixed income investors to view income from our operations on an unleveraged basis before the effects of non-cash depreciation and amortization expense. By excluding interest expense, EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allows for a more meaningful comparison of our operating performance between quarters as well as annual periods and to compare our operating performance to that of other companies, both in the real estate industry and in other industries. We consider EBITDA to be a useful supplemental measure for reviewing our comparative performance with other companies because, by excluding non-cash depreciation expense, EBITDA can help the investing public compare the performance of a real estate company to that of companies in other industries. As a liquidity measure, we believe that EBITDA helps fixed income and equity investors to analyze our ability to meet our debt service obligations and to make our quarterly preferred share and unit distributions. Management uses EBITDA in the same manner as we expect investors to, specifically when assessing our performance, when evaluating our coverage ratios and when comparing our performance to that of other companies, both in the real estate industry and in other industries. We believe investors should consider EBITDA, in conjunction with net income (the primary measure of our performance) and the other required U.S. GAAP measures of our performance and liquidity, to improve their understanding of our operating results and liquidity, and to make more meaningful comparisons of the performance of our assets between periods and as against other companies.

      By excluding interest, taxes, depreciation and amortization when assessing our financial performance, an investor is assessing the earnings generated by our operations, but not taking into account the eliminated expenses incurred in connection with such operations. As a result, EBITDA has limitations as an analytical tool and should be used in conjunction with our required U.S. GAAP presentations. EBITDA does not reflect our historical cash expenditures or our future cash requirements for working capital, capital expenditures or contractual commitments. EBITDA also does not reflect the cash required to make interest and principal payments on our outstanding debt. While EBITDA is a relevant and widely used measure of operating performance and liquidity, it does not represent net income or cash flow from operations as defined by U.S. GAAP and it should not be considered as an alternative to those indicators in evaluating operating performance or liquidity. Further, our computation of EBITDA may not be comparable to EBITDA reported by other companies.

      The following table reflects the calculation of EBITDA for the three and nine months ended September 30, (dollars in thousands) reconciled to net income, a U.S. GAAP financial measure:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$31,183	$31,460	$119,008	$99,146
Depreciation and amortization	32,584	31,446	99,269	88,650
Impairment losses	—	—	5,251	—
Stock-based compensation amortization	2,021	1,988	6,000	3,950
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of net income	(1,365)	(1,322)	(4,222)	(4,443)
Our share of FFO	2,345	2,193	7,620	6,866
Our share of interest expense	808	567	2,082	1,730
Gains from dispositions of real estate	—	—	(7,429)	(2,480)
Interest, including amortization	35,867	37,501	107,963	109,133
Total minority interests’ share of income	13,131	12,182	36,508	33,589
Total discontinued operations	(9,214)	(8,353)	(45,183)	(18,526)
Discontinued operations’ EBITDA	2,221	8,733	8,176	26,578

EBITDA	$109,581	$116,395	$335,043	$344,193

      The following table reflects the calculation of EBITDA for the three and nine months ended September 30, (dollars in thousands) reconciled to net cash provided by operating activities, a U.S. GAAP financial measure:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net cash provided by operating activities	$48,553	$88,710	$173,714	$212,782
Straight-line rents	2,579	3,638	6,832	10,385
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of FFO	2,345	2,193	7,620	6,866
Our share of interest expense	808	567	2,082	1,730
Merchant development profits, net	2,181	618	2,181	618
Interest, including amortization	35,867	37,501	107,963	109,133
Debt premiums, discounts and finance cost amortization, net	(849)	(2,726)	(1,577)	(1,772)
Discontinued operations’ interest, including amortization	171	1,248	2,019	3,415
Changes in assets and liabilities:
Accounts receivable and other assets	25,988	11,231	27,697	14,320
Accounts payable and other liabilities	(8,062)	(26,585)	6,512	(13,284)

EBITDA	$109,581	$116,395	$335,043	$344,193

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and nine months ended September 30, 2003 (dollars in thousands):

	Quarter	Year-to-date

Square feet owned(1)(2)	83,301,317	83,301,317
Occupancy percentage(1)	92%	92%
Weighted average lease terms:
Original	6.1 years	6.1 years
Remaining	3.2 years	3.2 years
Tenant retention	63.5%	64.3%
Same Space Leasing Activity(3):
Rent decreases on renewals and rollovers	(15.1)%	(7.4)%
Same space square footage commencing (millions)	4.5	13.3
Second Generation Leasing Activity:
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.38	$1.22
Re-tenanted	1.62	1.86

Weighted average	$1.53	$1.55

Square footage commencing (millions)	5.7	17.1

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square feet of 548,243 with occupancy of 77.0%, and annualized base rent of $6.5 million.

(2)	In addition to owned square feet as of September 30, 2003, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 0.5 million additional square feet of industrial, retail and other properties. We also have investments in approximately 7.9 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and nine months ended September 30, 2003:

	Quarter	Year-to-date

Square feet in same store pool(1)	72,358,944	72,358,944
% of total industrial square feet	86.9%	86.9%
Occupancy percentage at period end:
September 30, 2003	91.7%	91.7%
September 30, 2002	94.7%	94.7%
Tenant retention	63.6	63.5
Rent decreases on renewals and rollovers	(16.3)%	(8.0)%
Square feet leased (millions)	4.3	12.7
Growth % increase/(decrease) (excluding straight-line rents):
Revenues	(5.7)%	(1.0)%
Expenses	0.2%	2.7%
Net operating income	(7.7)%	(2.2)%
Growth % increase/(decrease) (including straight-line rents):
Revenues	(6.1)%	(1.8)%
Expenses	0.2%	2.7%
Net operating income	(8.2)%	(3.1)%

(1)	The same store pool excludes properties purchased and developments stabilized after December 31, 2001.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices, interest rates and foreign exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2003, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $8.1 million as of September 30, 2003 (dollars in thousands):

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total

Fixed rate debt(1)	$24,583	$99,810	$353,303	$167,927	$132,674	$1,304,585	$2,082,882
Average interest rate	7.2%	7.9%	7.3%	7.3%	7.3%	7.1%	7.2%
Variable rate debt(2)	$321	$1,227	$94,287	$1,034	$6,989	$18,378	$122,236
Average interest rate	3.4%	3.4%	2.8%	3.3%	2.8%	3.2%	2.9%

(1)	Represents 94.6% of all outstanding debt.

(2)	Represents 5.4% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 20 basis points), then the increase in interest expense on the variable rate debt would be $0.2 million annually. As of September 30, 2003, the estimated fair value of our fixed rate debt was $2,279.6 million based on our estimate of current market interest rates.

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

      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at September 30, 2003, were a forward contract hedging against adverse foreign exchange fluctuations in the Mexican peso against the U.S. dollar and stock warrants obtained from tenants.

	Carrying	Fair
Related Derivatives	Amount	Value

	(In thousands)
MXN/USD Forward Contract (USD short):
Expected Maturity March 30, 2004
Contract Amount (MXN pesos)	$37,201
Forward Exchange Rate	10.86
Contract Amount (USD Dollars)	$3,426
Fair Value at September 30, 2003		$3,310

      Foreign Operations. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $0.3 million for the nine months ended September 30, 2003.

      Our foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the nine months ended September 30, 2003, losses from remeasurement included in our results of operations totaled $0.1 million.

      We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Item 4.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our general partner’s chief executive officer, president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our general partner’s chief executive officer, president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based on the foregoing, our general partner’s chief executive officer, president and chief financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

      As of September 30, 2003, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

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

      As of September 30, 2003, leases on a total of 3.4% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2003. We derive most of our income from rent received from our tenants. Accordingly, our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew these expiring leases, if the rental rates upon renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate. If a tenant experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to tenants.

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

      As of September 30, 2003, our industrial properties located in California represented 28.8% of the aggregate square footage of our industrial operating properties and 31.9% of our industrial annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, certain of our properties are subject to possible loss from seismic activity.

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

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of September 30, 2003, we had 288 industrial buildings, aggregating approximately 24.0 million square feet and representing 28.8% of our industrial operating properties based on aggregate square footage and 31.9% based on industrial annualized base rent. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

We are subject to risks and liabilities in connection with properties owned through joint ventures, limited liability companies and partnerships.

      As of September 30, 2003, we owned approximately 45.7 million square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments involve certain risks, including:

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

      We are pursuing, and intend to continue to pursue, growth opportunities in international markets. As we invest in countries where the U.S. dollar is not the national currency, we are subject to foreign currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of the foreign countries in which we invest. A significant depreciation in the value of the currency of one or more foreign countries where we have a significant investment may materially affect our results of operations. We attempt to mitigate any such effects by borrowing under our multi-currency credit facility in the foreign currency of the country we are investing in and by putting in place foreign currency put option contracts. For leases denominated in foreign currencies, we may, but might not, use derivative financial instruments to manage the foreign exchange risk. We cannot, however, assure you that our efforts will successfully neutralize all foreign currency risks.

Debt Financing Risks

We could incur more debt, increasing our debt service.

      It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of debt-to-total market capitalization ratio to exceed approximately 45%. The aggregate amount of indebtedness that we may incur under our policy increases directly with an increase in the market price per share of AMB Property Corporation’s capital stock. Further, our general partner’s management could alter or eliminate this policy without unitholder or noteholder approval. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to our unitholders.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

      As of September 30, 2003, we had total debt outstanding of $2.2 billion. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to make distributions to our unitholders and payments to our noteholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

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

      In order for our general partner, AMB Property Corporation, to qualify as a real estate investment trust, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is taxed on its income to the extent it is not fully distributed. We are required to make distributions to AMB Property Corporation that will enable it to satisfy this distribution requirement and avoid tax liability. Consequently, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and must rely on third-party sources of capital. Our ability to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including, general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of AMB Property Corporation’s capital stock.

Covenants in our debt agreements could adversely affect our financial condition.

      The terms of our credit agreements and other indebtedness require that we comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Further, as of September 30, 2003, we had 34 non-recourse secured loans that are cross-collateralized by 72 properties, totaling $820.5 million (not including unamortized debt premium). If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

      As of September 30, 2003, Aspire Development, L.P. owned interests in three retail development projects in the U.S., which are individually less than 15,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer of AMB Property Corporation, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

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

      AMB Property Corporation has fiduciary obligations to its stockholders, the discharge of which, may conflict with the interests of our limited partners and noteholders.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description

4.1	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Form of Parent Guarantee dated November 10, 2003.
10.1	Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2003).
10.2	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on November 6, 2003).
31.1	Rule 13a-14 (a)/ 15d-14 (a) Certifications dated November 14, 2003.
32.1	18 U.S.C. § 1350 Certifications dated November 14, 2003. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

      AMB Property, L.P. filed a Current Report on Form 8-K on November 6, 2003, in connection with the issuance of $75.0 million in senior unsecured notes under its medium-term note program.

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

Michael A. Coke
Chief Financial Officer and
Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 14, 2003

EXHIBIT INDEX

Exhibit
Number	Description

4.1	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Form of Parent Guarantee dated November 10, 2003.
10.1	Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2003).
10.2	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on November 6, 2003).
31.1	Rule 13a-14 (a)/ 15d-14 (a) Certifications dated November 14, 2003.
32.1	18 U.S.C. § 1350 Certifications dated November 14, 2003. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.