Form 10-K
period 2003-12-31
AMB PROPERTY LP
filed 2004-03-11
CIK 1045610

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13545

                               AMB PROPERTY, L.P.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      94-3285362
       (State or Other Jurisdiction of               (IRS Employer Identification No.)
        Incorporation or Organization)
                PIER 1, BAY 1,                                     94111
          SAN FRANCISCO, CALIFORNIA                              (Zip Code)
   (Address of Principal Executive Offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     No market exists for the registrant's partnership units and, therefore, an aggregate market value for such units cannot be determined. Due to the market capitalization of AMB Property Corporation, the registrant's general partner, the registrant is filing as an accelerated filer.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference AMB Property Corporation's, the registrant's general partner, Proxy Statement for its Annual Meeting of Stockholders which the registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AMB Property, L.P., a Delaware limited partnership, acquires, owns, operates, manages, renovates, expands and develops primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation's initial public offering on November 26, 1997. Increasingly, our properties are designed for customers who value the efficient movement of goods in the world's busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. As of December 31, 2003, we owned, managed and had renovation and development projects totaling 101.5 million square feet (9.4 million square meters) and 1,057 buildings in 36 markets within seven countries.

     As of December 31, 2003, AMB Property Corporation owned an approximate 94.5% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

     Our investment strategy targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown at approximately 2.5 times the world gross domestic product (GDP) growth rate during the last 20 years. To serve the facilities needs of these customers, we invest in major distribution markets, transportation hubs and gateways in both the U.S. and internationally. Our target markets are characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annualized base rents, 67.4% of our assets are concentrated in eight U.S. hub and gateway distribution markets: Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey/New York City, the San Francisco Bay Area, Miami and Seattle. Our on-tarmac assets account for 8.9% of our annualized base rents.

     By focusing on an investment strategy that targets areas of high customer demand and limited competition from new supply, we believe that over time our net operating income (rental revenues less property operating expenses and real estate taxes) will grow and our property values will increase. Much of our portfolio is comprised of strategically located industrial buildings in in-fill submarkets; in-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

     We focus our investment strategy on High Throughput Distribution(R), or HTD(R) facilities, which are buildings designed to quickly distribute our customers' products, rather than store them. Our investment focus on HTD assets is based on the global trend toward lower inventory levels and expedited supply chains. HTD facilities generally have a variety of characteristics that allow the rapid transport of goods from point-to-point. Examples of these physical characteristics include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies and that these facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports.

     As of December 31, 2003, we owned and operated (exclusive of properties that we managed for third parties) 948 industrial buildings and six retail and other properties, totaling approximately 87.6 million rentable square feet, located in 34 markets throughout North America and in France, Germany and Japan. As of December 31, 2003, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers, totaling approximately 0.5 million rentable square feet. In addition, as of December 31, 2003, we had investments in operating industrial buildings, totaling approximately 7.9 million rentable square feet, through investments in unconsolidated joint ventures. As of December 31, 2003, we also had investments in industrial development projects, some of which are part of our development-for-sale program, totaling approximately 5.5 million square feet.

     As of December 31, 2003, we had one retail land parcel and one industrial building held for divestiture. During 2003, our dispositions and contributions totaled $366.3 million, including assets in markets that no longer fit our investment strategy and properties at valuations that we considered to be at premium levels. While we will continue to sell assets on an opportunistic basis, we believe that we have substantially achieved our near-term strategic disposition goals.

     Our own employees perform our administrative and management functions, rather than us relying on an outside manager for these services. Through our Strategic Alliance Program(R), we have established relationships with third party real estate management firms, brokers and developers, that provide property level administrative and management services under our direction.

     Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Boston, Massachusetts, Chicago, Illinois, Amsterdam, the Netherlands and Tokyo, Japan. As of December 31, 2003, we employed 175 individuals, 126 at our San Francisco headquarters, 45 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this annual report.

     Unless the context otherwise requires, the terms "we," "us" and "our" refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are the registered trademarks of AMB Property Corporation: AMB(R); Development Alliance Partners(R); HTD(R); High Throughput Distribution(R); Management Alliance Program(R); Strategic Alliance Partners(R); Strategic Alliance Programs(R); and UPREIT Alliance Program(R).

OPERATING STRATEGY

     We base our operating strategy on extensive operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, leasing, finance, accounting and market research. We leverage our expertise across a large customer base and have long-standing relationships with entrepreneurial real estate management and development firms in our target markets, which we refer to as our Strategic Alliance Partners(R).

     We believe that real estate is fundamentally a local business and best operated by forging alliances with service providers in each target market. We believe that this strategy results in a mutually beneficial relationship as these alliance partners provide us with high-quality, local market expertise and intelligence. We believe that we, in turn, contribute value to the alliances through our national and global customer relationships, industry knowledge, perspective and financial strength. We actively manage our portfolio, including the establishment of leasing strategies, negotiation of lease terms, pricing, and level and timing of property improvements.

     We believe our alliances give us both local market benefits and flexibility to focus on our core competencies, which are developing and executing our strategic approach to real estate investment and management and raising private capital to finance growth.

GROWTH STRATEGIES

  Growth Through Operations

     We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, by seeking to: maintain a high occupancy rate at our properties; and control expenses by capitalizing on the economies of owning, operating and growing a large, global portfolio. However, during 2003, our average industrial base rental rates decreased by 10.1%, from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy. During 2003, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes) decreased by 5.6% on our industrial properties. Since AMB Property Corporation's initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 10.4% and maintained an average occupancy of 95.0%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part IV. "Item 15: Note 17 of the Notes to Consolidated Financial

Statements" for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

  Growth Through Acquisitions and Capital Redeployment

     We believe that our significant acquisition experience, our alliance-based operating strategy and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We have forged relationships with third-party local property management firms through our Management Alliance Program(R). We believe that these alliances will create additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program(R) in exchange for our limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

     We are generally in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners. See Part II. "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary of key transactions in 2003.

  Growth Through Development

     We believe that development, renovation and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and through acquisition and management of value-added properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with other property that provides an opportunity for development or properties that are well-located but require redevelopment or renovation. Both new development and value-added properties require significant management attention and capital investment to maximize their return. In addition to our in-house development staff, we have established strategic alliances with global and regional developers that we expect to enhance our development capabilities. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

     The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our general partner's officers have specific experience in real estate development, both with us and with national development firms, and over the past year we have expanded our development staff. We pursue development projects directly and in joint ventures with our Development Alliance Partners(R), which provides us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner's interest in the joint venture. We may also structure developments such that we would own 100% of the asset with an incentive development fee to be paid upon completion to our development partner.

  Growth Through Developments for Sale

     We, through our taxable REIT subsidiaries, conduct a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects.

  Growth Through Global Expansion

     Over the next three-to-four years, we expect to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. As of December 31, 2003, our international operating properties comprised 3.0% of our total annualized industrial base rent. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include Paris, Amsterdam, Frankfurt, Madrid and London. Our Asian target markets currently include Singapore, Hong Kong and Tokyo. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading "Our International Growth is Subject to Special Political and Monetary Risks" and elsewhere under the heading "Business Risks" in this report. Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a breakout of the amount of our revenues attributable to the United States and to foreign countries in total, please see Part IV. "Item 15: Note 17 of the Notes to Consolidated Financial Statements".

     We believe that expansion into target international markets represents a natural extension of our strategy to invest in industrial markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our domestic focus on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments will extend our offering of High Throughput Distribution facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers.

     We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investment considerations and our Strategic Alliance Programs with knowledgeable developers and managers will assist us in competing internationally.

  Growth Through Co-Investments

     We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures are a significant source of revenues as we earn acquisition and development fees, asset management fees and priority distributions as well as promoted interests and incentive fees based on the performance of the co-investment joint ventures.

                                 BUSINESS RISKS

     See Part II. "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks" for a complete discussion of the various risks that could adversely affect us, including risks related to our international operations.

ITEM 2.  PROPERTIES

                             INDUSTRIAL PROPERTIES

     As of December 31, 2003, we owned 948 industrial buildings aggregating approximately 87.1 million rentable square feet, located in 34 markets throughout North America and in France, Germany and Japan. Our industrial properties accounted for $518.1 million, or 98.9%, of our total annualized base rent as of December 31, 2003. Our industrial properties were 93.1% leased to over 2,500 customers, the largest of which accounted for no more than 3.1% of our annualized base rent from our industrial properties. See "Item 15: Note 17 of Notes to Consolidated Financial Statements" for segment information related to our operations.

     Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings. The following table identifies type and characteristics of our industrial buildings and each type's percentage of our total portfolio based on square footage at December 31:

BUILDING TYPE                                       DESCRIPTION                      2003    2002
-------------                                       -----------                      -----   -----
Warehouse......................  15,000-75,00 square feet, single or                  40.7%   40.2%
                                 multi-customer
Bulk Warehouse.................  Over 75,000 square feet, single or multi-customer    39.3%   39.6%
Flex Industrial................  Includes assembly or research & development,          7.3%    7.5%
                                 single or multi-customer
Light Industrial...............  Smaller customers, 15,000 square feet or less,        6.1%    6.5%
                                 higher office finish
Trans-Shipment.................  Unique configurations for truck terminals and         2.2%    2.3%
                                 cross-docking
Air Cargo......................  On-tarmac or airport land for transfer of air         3.1%    2.6%
                                 cargo goods
Office.........................  Single or multi-customer, used strictly for           1.3%    1.3%
                                 office

     Lease Terms. Our industrial properties are typically subject to lease on a "triple net basis," in which customers pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a "modified gross basis," in which customers pay expenses over certain threshold levels. In addition, most of our leases include fixed rental increases or Consumer Price Index rental increases. Lease terms typically range from three to ten years, with an average of six years, excluding renewal options. However, the majority of our industrial leases do not include renewal options.

     Overview of Major Target Markets. Our industrial properties are typically located near major airports, key interstate highways, and seaports in major domestic metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/New York City, the San Francisco Bay Area, Miami and Seattle. Our international industrial facilities are located in major distribution markets, including Mexico City, Guadalajara, Paris, Frankfurt and Tokyo.

     Within these metropolitan areas, our industrial properties are generally concentrated in locations with limited new construction opportunities within established, relatively large submarkets, which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These in-fill locations are typically near major airports, seaports or convenient to major highways and rail lines, and are proximate to large and diverse labor pools. There is typically broad demand for industrial space in these centrally located submarkets typically due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer constraints to the supply of additional industrial properties.

INDUSTRIAL MARKET OPERATING STATISTICS (1)

     As of December 31, 2003, we operated in 34 markets throughout North America and in France, Germany and Japan. The following table represents properties in which we own a 100% interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development:

                                                                                NO. NEW
                                                     DALLAS/         LOS        JERSEY/     SAN FRANCISCO
                          ATLANTA       CHICAGO     FT. WORTH    ANGELES(2)     NEW YORK      BAY AREA        MIAMI       SEATTLE
                         ----------   -----------   ----------   -----------   ----------   -------------   ----------   ----------
Number of buildings....          57            94           42          150            92            141            46           64
Rentable square feet...   7,053,878     7,810,008    3,854,932   12,950,949     7,923,272     11,382,570     4,802,715    6,854,427
 % of total rentable
   square feet.........         8.1%          9.0%         4.4%        14.9%          9.1%          13.1%          5.5%         7.9%
Occupancy percentage...        92.9%         93.0%        85.6%        98.0%         91.7%          92.5%         96.1%        92.5%
Annualized base rent
 (000's)...............  $   26,970   $    35,810   $   13,456   $   77,450    $   47,770    $    81,474    $   32,745   $   33,737
 % of total annualized
   base rent...........         5.2%          6.9%         2.6%        14.9%          9.2%          15.7%          6.4%         6.5%
Number of leases.......         204           187          112          384           291            400           230          261
Annualized base rent
 per square foot.......  $     4.12   $      4.93   $     4.08   $     6.10    $     6.57    $      7.74    $     7.09   $     5.32
Lease expirations as a
 % of ABR:(4)
   2004................        14.4%         22.4%        20.4%        21.1%         20.2%          15.0%         17.7%        15.3%
   2005................        19.8%         19.9%        22.5%        14.8%         11.4%          22.6%         21.2%        14.7%

                                         TOTAL
                                       U.S. HUB                      TOTAL/
                            ON-       AND GATEWAY   TOTAL OTHER     WEIGHTED
                         TARMAC(3)      MARKETS       MARKETS       AVERAGE
                         ----------   -----------   -----------   ------------
Number of buildings....         35            721           227            948
Rentable square feet...  2,733,487     65,366,238    21,735,174     87,101,412
 % of total rentable
   square feet.........        3.0%          75.0%         25.0%         100.0%
Occupancy percentage...       92.6%          93.5%         91.9%          93.1%
Annualized base rent
 (000's)...............  $  45,931    $   395,343       122,747   $    518,090
 % of total annualized
   base rent...........        8.9%          76.3%         23.7%         100.0%
Number of leases.......        257          2,326           851          3,177
Annualized base rent
 per square foot.......  $   18.15    $      6.47   $      6.15   $       6.39
Lease expirations as a
 % of ABR:(4)
   2004................       21.4%          18.6%         15.4%          17.8%
   2005................       11.1%          17.3%         17.9%          17.4%


                                                                                NO. NEW
                                                     DALLAS/         LOS        JERSEY/     SAN FRANCISCO
                          ATLANTA       CHICAGO     FT. WORTH    ANGELES(2)     NEW YORK      BAY AREA       MIAMI       SEATTLE
                         ----------   -----------   ----------   -----------   ----------   -------------  ----------   ----------
   2006................        18.6%         18.9%        14.2%        16.9%         15.9%          10.3%        17.0%        18.8%
Weighted average lease
 terms:
   Original............   6.2 years     6.6 years    5.0 years    5.9 years     5.6 years      5.4 years    5.9 years    5.8 years
   Remaining...........   3.6 years     2.3 years    3.1 years    3.0 years     3.4 years      3.1 years    3.0 years    3.1 years
Tenant retention:
   Quarter.............        50.2%         85.7%        46.9%        87.8%         98.1%          64.1%        44.1%        70.5%
   Year-to-date........        68.5%         63.0%        50.8%        70.6%         83.0%          66.3%        71.9%        56.4%
Rent increases on
 renewals and
 rollovers:
   Year-to-date........       (10.4)%        (4.3)%       (7.6)%        0.0%         (9.9)%        (27.7)%      (14.3)%       (5.0)%
   Same Space SF
    leased.............     828,797     2,023,590    1,236,952    2,560,211     1,601,083      3,167,662      884,115    1,196,855
Same store cash basis
 NOI growth:
   Year-to-date........        (4.3)%        (7.9)%      (23.0)%        6.1%         (6.2)%        (13.9)%      (11.7)%       (7.6)%
Sq. feet owned in same
 store pool(5).........   5,532,840     7,242,118    3,413,679   11,495,700     5,726,021     10,860,049    4,342,301    3,636,191
Our pro rata share of
 square feet...........   4,415,192     5,782,826    2,765,994    9,247,359     5,002,948      8,653,249    4,175,271    3,596,230
Total market square
 footage(6)............   7,586,128    12,062,539    4,595,219   16,716,976     8,578,109     12,014,032    5,639,822    7,030,412

                                         TOTAL
                                       U.S. HUB                      TOTAL/
                            ON-       AND GATEWAY   TOTAL OTHER     WEIGHTED
                         TARMAC(3)      MARKETS       MARKETS       AVERAGE
                         ----------   -----------   -----------   ------------
   2006................       14.0%          15.4%         10.8%          14.3%
Weighted average lease
 terms:
   Original............  8.3 years      5.9 years     6.6 years      6.1 years
   Remaining...........  4.1 years      3.1 years     3.6 years      3.2 years
Tenant retention:
   Quarter.............       78.7%          72.1%         63.3%          70.4%
   Year-to-date........       79.0%          66.4%         61.6%          65.3%
Rent increases on
 renewals and
 rollovers:
   Year-to-date........        7.9%         (12.7)%         1.7%         (10.1)%
   Same Space SF
    leased.............    136,785     13,636,050     3,636,967     17,273,017
Same store cash basis
 NOI growth:
   Year-to-date........        5.0%          (7.2)%         0.1%          (5.6)%
Sq. feet owned in same
 store pool(5).........  1,324,738     53,573,637    18,411,938     71,985,575
Our pro rata share of
 square feet...........  2,344,839     45,983,908    18,592,025     64,575,933
Total market square
 footage(6)............         --     74,223,237    27,297,815    101,521,052

---------------

(1) Includes all industrial consolidated operating properties and excludes industrial developments and renovation projects.

(2) We also have a 19.9 acre parking lot with 2,720 parking spaces and 12 billboard signs in the Los Angeles market immediately adjacent to the Los Angeles International Airport.

(3) Includes on-tarmac air cargo facilities at 14 airports.

(4) Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2003, multiplied by 12.

(5) Same store pool excludes properties purchased or developments stabilized after December 31, 2001. Stabilized properties are generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months.

(6) Total market square footage includes industrial and retail operating properties, development properties, unconsolidated properties (100% of the square footage), properties managed for third parties and reallocation of on-tarmac properties into metro markets.

INDUSTRIAL OPERATING PORTFOLIO OVERVIEW

     As of December 31, 2003, our 948 industrial buildings were diversified across 34 markets throughout North America and in France, Germany and Japan. The average age of our industrial properties is 19 years (since the property was built or substantially renovated). The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated):

                           NUMBER      RENTABLE    % OF TOTAL                 ANNUALIZED   % OF TOTAL                ANNUALIZED
                             OF         SQUARE      RENTABLE     OCCUPANCY    BASE RENT    ANNUALIZED    NUMBER     BASE RENT PER
                          BUILDINGS      FEET      SQUARE FEET   PERCENTAGE    (000'S)     BASE RENT    OF LEASES    SQUARE FOOT
                          ---------   ----------   -----------   ----------   ----------   ----------   ---------   -------------
DOMESTIC HUB MARKETS....     721      65,366,238       75.0%        93.5%      $395,343       76.3%       2,326         $6.47
OTHER MARKETS
DOMESTIC TARGET MARKETS
    Austin..............       9       1,365,873        1.6         91.4          8,988        1.7           29          7.20
    Baltimore/Washington
      DC................      65       4,262,420        4.9         95.3         32,299        6.2          292          7.95
    Boston..............      36       4,114,945        4.7         97.2         22,667        4.4           61          5.67
    Minneapolis.........      34       3,819,952        4.4         96.1         16,553        3.2          185          4.51
                             ---      ----------      -----        -----       --------      -----        -----         -----
    SUBTOTAL/WEIGHTED
      AVERAGE...........     144      13,563,190       15.6         95.7         80,507       15.5          567          6.20
  DOMESTIC NON-TARGET
    MARKETS
    Charlotte...........      21       1,317,864        1.5         70.2          5,038        1.0           59          5.45
    Columbus............       1         240,000        0.3         45.0            306        0.1            3          2.83
    Memphis.............      17       1,883,845        2.1         82.7          8,016        1.5           46          5.15
    New Orleans.........       5         411,689        0.5         93.9          1,949        0.4           47          5.04
    Newport News........       1          60,215        0.1         76.8            554        0.1            2         11.98
    Orlando.............      15       1,223,148        1.4         97.7          5,433        1.0           72          4.55
    Portland............       5         676,104        0.8         95.4          2,966        0.6            9          4.60
    San Diego...........       5         276,167        0.3        100.0          2,866        0.5           21         10.38
                             ---      ----------      -----        -----       --------      -----        -----         -----
    SUBTOTAL/WEIGHTED
      AVERAGE...........      70       6,089,032        7.0         84.4         27,128        5.2          259          5.28
  INTERNATIONAL TARGET
    MARKETS (1)
    Frankfurt,
      Germany...........       1         166,917        0.2          0.0             --        0.0            0            --
    Guadalajara,
      Mexico............       5         687,088        0.8        100.0          4,053        0.8           16          5.90
    Mexico City,
      Mexico............       2         345,058        0.4        100.0          1,991        0.4            3          5.77
    Paris, France.......       3         520,837        0.6         88.5          4,025        0.8            3          8.73
    Tokyo, Japan........       2         363,052        0.4        100.0          5,043        1.0            3         13.89
                             ---      ----------      -----        -----       --------      -----        -----         -----
      SUBTOTAL/WEIGHTED
        AVERAGE.........      13       2,082,952        2.4         89.1         15,112        3.0           25          8.14
                             ---      ----------      -----        -----       --------      -----        -----         -----
      TOTAL OTHER
        MARKETS.........     227      21,735,174       25.0         91.9        122,747       23.7          851          6.15
                             ---      ----------      -----        -----       --------      -----        -----         -----
        TOTAL/WEIGHTED
          AVERAGE.......     948      87,101,412      100.0%        93.1%      $518,090      100.0%       3,177         $6.39
                             ===      ==========      =====        =====       ========      =====        =====         =====

---------------

(1) Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2003.

INDUSTRIAL LEASE EXPIRATIONS

     The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2003, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                  ANNUALIZED      % OF
                                                       SQUARE        BASE      ANNUALIZED
                                                      FEET(1)      RENT(2)     BASE RENT
                                                     ----------   ----------   ----------
2004...............................................  15,073,481    $ 97,194       17.8%
2005...............................................  14,866,366      95,429       17.4%
2006...............................................  12,384,981      78,363       14.3%
2007...............................................  10,898,668      72,560       13.3%
2008...............................................  10,452,586      64,433       11.8%
2009...............................................   6,880,585      39,045        7.1%
2010...............................................   2,876,654      27,515        5.0%
2011...............................................   3,032,522      23,456        4.3%
2012...............................................   1,900,671      21,816        4.0%
2013 and beyond....................................   3,177,618      27,209        5.0%
                                                     ----------    --------      -----
TOTAL..............................................  81,544,132    $547,020      100.0%
                                                     ==========    ========      =====

---------------

(1) Schedule includes in-place leases and leases with future commencement dates. The schedule also includes month-to-month leases totaling 0.2 million square feet and leases in hold-over status totaling 1.9 million square feet.

(2) Calculated as monthly base rent at expiration multiplied by 12.

CUSTOMER INFORMATION

     Largest Property Customers. As of December 31, 2003, our 25 largest industrial property customers by annualized base rent are set forth in the table below:

                                                               PERCENTAGE OF                PERCENTAGE OF
                                                                 AGGREGATE                    AGGREGATE
                                                  AGGREGATE       LEASED       ANNUALIZED    ANNUALIZED
                                     NUMBER OF    RENTABLE        SQUARE          BASE          BASE
CUSTOMER NAME(1)                      LEASES     SQUARE FEET      FEET(2)       RENT(3)        RENT(4)
----------------                     ---------   -----------   -------------   ----------   -------------
United States Government(5)(6).....     41          866,387         1.0%        $16,007          3.1%
FedEx Corporation(5)...............     31          704,202         0.8%          9,765          1.9%
Deutsche Post Global Mail
  Ltd.(5)..........................     33        1,021,765         1.2%          8,159          1.6%
Harmonic Inc. .....................      4          285,480         0.3%          6,174          1.2%
International Paper Company........      8          546,893         0.6%          4,213          0.8%
BAX Global Inc.(5).................      8          255,135         0.3%          4,130          0.8%
County of Los Angeles(7)...........     11          213,230         0.2%          3,123          0.6%
Ford Motor Company.................      1          610,878         0.7%          3,034          0.6%
Forward Air Corporation............      9          421,748         0.5%          2,883          0.6%
Ahold NV...........................      7          680,565         0.8%          2,880          0.6%
La Poste...........................      1          353,640         0.4%          2,676          0.5%
CNF Inc. ..........................     12          408,556         0.5%          2,662          0.5%
Wells Fargo and Company............      5          213,432         0.2%          2,585          0.5%
United Air Lines Inc.(5)...........      5          124,700         0.1%          2,506          0.5%
United Liquors, Ltd. ..............      2          520,325         0.6%          2,398          0.5%
Worldwide Flight Services(5).......     15          176,656         0.2%          2,374          0.5%
Integrated Airline Services(5).....      6          217,056         0.2%          2,210          0.4%
Applied Materials, Inc. ...........      1          290,557         0.3%          2,152          0.4%
Elmhult Limited Partnership........      4          661,149         0.8%          2,104          0.4%
Rite Aid Corporation...............      2          526,631         0.6%          2,088          0.4%
Expeditors International...........      4          232,976         0.3%          2,087          0.4%
DJ Air Services, Inc.(5)...........      1           51,920         0.1%          2,054          0.4%
TJX Companies, Inc. ...............      2          532,657         0.6%          2,051          0.4%
EGL Eagle Global Logistics,
  L.P. ............................      4          328,445         0.4%          2,040          0.4%
Corvis Corporation.................      5          151,878         0.2%          1,958          0.4%
                                                 ----------                     -------
  Total............................              10,396,861        11.9%        $94,313         18.0%
                                                 ==========                     =======

---------------

(1) Customer(s) may be a subsidiary of or an entity affiliated with the named customer. We also have a lease at our Park One property adjacent to the Los Angeles International Airport with an annualized base rent of $6.1 million, which is not included.

(2) Computed as aggregate leased square feet divided by the aggregate leased square feet of the industrial and retail properties.

(3) Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of December 31, 2003, multiplied by 12.

(4) Computed as aggregate annualized base rent divided by the aggregate annualized base rent of the industrial and retail and other properties.

(5) Apron rental amounts (but not square footage) are included.

(6) United States Government includes the United States Postal Service, United States Customs and the United Stated Department of Agriculture.

(7) County of Los Angeles includes Child Support Service's Department, the Fire Department, the District Attorney, the Sheriff's Department, and the Unified School District.

                        OPERATING AND LEASING STATISTICS

INDUSTRIAL OPERATING AND LEASING STATISTICS

     The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the years ended December 31, 2003, 2002 and 2001:

OPERATING PORTFOLIO(1)                                     2003          2002          2001
----------------------                                  -----------   -----------   -----------
Square feet owned(2)..................................   87,101,412    84,203,022    81,550,880
Occupancy percentage..................................         93.1%         94.6%         94.5%
Weighted average lease terms:
  Original............................................    6.1 years     6.2 years     6.3 years
  Remaining...........................................    3.2 years     3.3 years     3.3 years
Tenant retention......................................         65.3%         74.2%         66.8%
Same Space Leasing Activity(3):
  Rent increases/(decreases) on renewals and
     rollovers........................................        (10.1)%        (1.0)%        20.4%
  Same space square footage commencing (millions).....         17.3          14.7          11.9
Second Generation Leasing Activity:
  Tenant improvements and leasing commissions per sq.
     ft.:
     Renewals.........................................  $      1.39   $      1.30   $      0.99
     Re-tenanted......................................         2.13          2.45          3.25
                                                        -----------   -----------   -----------
       Weighted average...............................  $      1.77   $      1.90   $      2.05
                                                        ===========   ===========   ===========
  Square footage commencing (millions)................         22.7          19.0          13.9

---------------

(1) Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties' square footage of 0.5 million with occupancy of 75.2% and annualized base rents of $5.5 million as of December 31, 2003.

(2) In addition to owned square feet as of December 31, 2003, we managed, through our subsidiary, AMB Capital Partners, LLC, 0.5 million additional square feet of industrial, retail and other properties. As of December 31, 2003, we also had investments in 7.9 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3) Consists of second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

INDUSTRIAL SAME STORE OPERATING STATISTICS

     The following table summarizes key operating and leasing statistics for our same store properties as of and for the years ended December 31, 2003, 2002 and 2001:

                                                              2003         2002         2001
                                                           ----------   ----------   ----------
Square feet in same store pool(1)........................  71,985,575   67,998,585   60,165,437
  % of total industrial square feet......................        82.6%        80.8%        73.8%
Occupancy percentage at period end.......................        93.0%        94.6%        94.6%
Tenant retention.........................................        65.1%        73.3%        64.5%
Rent increases/(decreases) on renewals and rollovers.....       (10.6)%       (1.4)%       23.5%
  Square feet leased (millions)..........................        16.2         13.8         10.0
Growth   % increase/(decrease) (excluding straight-line
  rents):
  Revenues...............................................        (3.6)%        3.9%         6.4%
  Expenses...............................................         2.7%         5.1%         6.9%
  Net operating income...................................        (5.6)%        3.5%         6.3%
Growth   % increase/(decrease) (including straight-line
  rents):
  Revenues...............................................        (3.8)%        3.6%         5.9%
  Expenses...............................................         2.7%         5.1%         6.9%
  Net operating income...................................        (5.7)%        3.1%         5.6%

---------------

(1) Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

RETAIL AND OTHER PROPERTY SUMMARY

     Our remaining retail and other properties, aggregating approximately 0.5 million square feet, were 75.2% leased and had an annualized base rent of $5.5 million at December 31, 2003.

                             DEVELOPMENT PROPERTIES

DEVELOPMENT PIPELINE

     The following table sets forth the properties owned by us as of December 31, 2003, which were undergoing renovation, expansion or development. No assurance can be given that any of these projects will be completed on schedule or within budgeted amounts.

                INDUSTRIAL DEVELOPMENT AND RENOVATION DELIVERIES

                                                                                          ESTIMATED
                                                                                           SQUARE         ESTIMATED        OUR
                                                     DEVELOPMENT          ESTIMATED        FEET AT          TOTAL       OWNERSHIP
PROJECT                         LOCATION         ALLIANCE PARTNER(R)    STABILIZATION   STABILIZATION   INVESTMENT(1)   PERCENTAGE
-------                    -------------------   --------------------   -------------   -------------   -------------   ----------
2004 DELIVERIES
1. Sunset Distribution
  Center Building 1(3)...  Brea, CA              None                        Q2             246,608       $ 14,800          20%
2. O'Hare Industrial  --
  701 Hilltop Drive(3)...  Itasca, IL            Hamilton Partners           Q3              60,810          2,600         100%
3. Agave Building 3......  Mexico City, Mexico   G Accion                    Q3             224,023         11,800          90%
4. Airport Logistics Park
  of Singapore Phase I...  Changi, Singapore     Boustead Projects           Q4             233,773         10,600          50%
5. MIA Logistics Center
  (IAC)(3)...............  Miami, FL             None                        Q4             147,182          9,900         100%
6. JFK Air Cargo  -- 179
  149th Road(3)..........  Jamaica, NY           None                        Q4              15,000          2,200         100%
                                                                                          ---------       --------
  Total 2004
    Deliveries...........                                                                   927,396         51,900          65%
                                                                                          ---------       --------
 Leased/Funded-to-date...                                                                        42%      $ 36,300(2)
  Weighted Average
    Estimated Stabilized
    Cash Yield(4)........                                                                                      8.7%

                                                                                          ESTIMATED
                                                                                           SQUARE         ESTIMATED        OUR
                                                     DEVELOPMENT          ESTIMATED        FEET AT          TOTAL       OWNERSHIP
PROJECT                         LOCATION         ALLIANCE PARTNER(R)    STABILIZATION   STABILIZATION   INVESTMENT(1)   PERCENTAGE
-------                    -------------------   --------------------   -------------   -------------   -------------   ----------
2005 DELIVERIES
7. Patriot Distribution
  Center(3)..............  Mansfield, MA         National Development        Q1             423,052         22,800          20%
8. Sterling Distribution
  Center 1...............  Chino, CA             Majestic Realty             Q1           1,000,000         36,800          50%
9. Northfield Building
  600....................  Grapevine, TX         Seefried Properties         Q1             140,160          6,600          20%
10. Agave Building 1.....  Mexico City, Mexico   G Accion                    Q1             397,210         18,100          90%
11. Beacon Lakes 9.......  Miami, FL             Codina Development          Q2             194,480          9,800          79%
12. Chancellor(3)........  Orlando, FL           None                        Q2             201,600          8,000         100%
13. Nicholas
  Warehouse(3)...........  Elk Grove, IL         None                        Q3             145,000         11,500         100%
14. Sterling Distribution
  Center 2 & 3...........  Chino, CA             Majestic Realty             Q3             880,000         31,600          50%
15. Beacon Lakes 6.......  Miami, FL             Codina Development          Q4             194,480          9,800          79%
                                                                                          ---------       --------
  Total 2005
    Deliveries...........                                                                 3,575,982        155,000          59%
                                                                                          ---------       --------
 Leased/Funded-to-date...                                                                        36%      $ 54,200(2)
  Weighted Average
    Estimated Stabilized
    Cash Yield(4)........                                                                                      9.2%
2006 DELIVERIES
16. MAD Logistics
  Center.................  Madrid, Spain         Codina Development &        Q2             454,779         26,100          80%
                                                                                          ---------       --------
                                                 Torimbia

  Total 2006
    Deliveries...........                                                                   454,779         26,100          80%
                                                                                          ---------       --------
 Leased/Funded-to-date...                                                                         0%      $    800(2)
  Weighted Average
    Estimated Stabilized
    Cash Yield(4)........                                                                                      9.0%
TOTAL SCHEDULED
  DELIVERIES(1)..........                                                                 4,958,157       $233,000          63%
                                                                                          =========       ========
 Leased/Funded-to-date...                                                                        34%      $ 91,200(2)
  Weighted Average
    Estimated Stabilized
    Cash Yield(4)........                                                                                      9.0%

---------------

(1) Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, Development Alliance Partner earnouts and associated carry costs. The estimates are based on our current estimates and forecasts and are subject to change. Excludes 349 acres of land held for future development (representing a potential 5.9 million square feet) and other acquisition-related costs totaling $49.8 million. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2003.

(2) Our share of amounts funded to date for 2004, 2005 and 2006 deliveries was $21.8 million, $29.1 million and $0.7 million, respectively, for a total of $51.6 million.

(3) Represents a renovation project.

(4) The yields on international projects are on an after-tax basis.

     The following table sets forth value-added conversion projects and development projects that we intended to sell as of December 31, 2003:

                    DEVELOPMENT PROJECTS AVAILABLE FOR SALE

                                                            ESTIMATED      ESTIMATED        ESTIMATED        OUR
                                           DEVELOPMENT      COMPLETION   SQUARE FEET AT       TOTAL       OWNERSHIP
PROJECTS(1)                MARKET        ALLIANCE PARTNER    DATE(2)       COMPLETION     INVESTMENT(3)   PERCENTAGE
-----------             -------------   ------------------  ----------   --------------   -------------   ----------
1. Carson Town Center
   SW 10..............  Los Angeles     Mar Ventures        Completed        92,282          $ 7,000          95%
2. Wilsonville Phase
   II.................  Portland        Trammell Crow       Completed       249,625           11,000         100%
                                        Company
3. Axygen
   Headquarters.......  San Francisco   Harvest Properties    Q3 04         100,518            8,900         100%
                        Bay Area
4. Central Business
   Park Buildings
   A-G................  San Francisco   Harvest Properties    Q3 04         127,027           11,900         100%
                        Bay Area
                                                                            -------          -------
TOTAL.................                                                      569,452          $38,800          99%
                                                                            =======          =======
  Funded-to-date......                                                                       $21,000(4)

---------------

(1) Represents build-to-suit and speculative development or redevelopment. Excludes 267 acres of land held for future development or sale and other acquisition-related costs totaling $47.0 million.

(2) We intend to sell these properties within two years of completion.

(3) Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, carry and partner earnouts. The estimates are based on our current estimates and forecasts and are subject to change.

(4) Our share of amounts funded as of December 31, 2003, was $20.8 million.

PROPERTIES HELD THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

  Consolidated:

     As of December 31, 2003, we held interests in joint ventures, limited liability companies and partnerships with institutional investors and other third parties, which we consolidate in our financial statements. Such investments are consolidated because we owned a majority interest or, as general partner, exercise significant control over major operating decisions such as acquisition or disposition decisions, approval of budgets, selection of property managers and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and typically provide certain rights to us or the other party to the joint venture to sell our or their interest in the joint venture to the joint venture or to the other joint-venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the joint ventures include buy/sell provisions. See Part IV. "Item 15: Note 10 of the Notes to Consolidated Financial Statements" for additional details. The tables that follow summarize our consolidated joint ventures as of December 31, 2003.

                   CO-INVESTMENT CONSOLIDATED JOINT VENTURES

                                      OUR                                                        JV PARTNERS'
                                   OWNERSHIP    NUMBER OF     SQUARE     GROSS BOOK   PROPERTY     SHARE OF
JOINT VENTURES                     PERCENTAGE   BUILDINGS    FEET(1)      VALUE(2)      DEBT         DEBT
--------------                     ----------   ---------   ----------   ----------   --------   ------------
CO-INVESTMENT OPERATING JOINT
  VENTURES:
  AMB/Erie, L.P.(3)..............      50%          27       2,585,304   $  141,924   $ 57,115     $ 28,557
  AMB Institutional Alliance Fund
    I, L.P.(4)...................      21%         104       6,200,772      417,276    214,538      170,140
  AMB Partners II, L.P.(5).......      20%          93       7,306,813      423,015    253,942      203,638
  AMB-SGP, L.P.(6)...............      50%          73       8,591,207      408,507    249,861      124,553
  AMB Institutional Alliance Fund
    II, L.P.(4)..................      20%          63       6,621,978      409,050    204,542      163,415
  AMB-AMS, L.P.(7)...............      39%          --              --           --         --           --
                                                   ---      ----------   ----------   --------     --------
  TOTAL CO-INVESTMENT OPERATING
    JOINT VENTURES                     29%         360      31,306,074    1,799,772    979,998      690,303
CO-INVESTMENT DEVELOPMENT JOINT
  VENTURES:
  AMB/Erie, L.P.(3)..............      50%          --              --       14,250         --           --
  AMB Institutional Alliance Fund
    I, L.P.(4)...................      21%          --              --          626         --           --
  AMB Partners II, L.P.(5).......      20%          --              --        5,822         --           --
  AMB Institutional Alliance Fund
    II, L.P.(4)..................      20%           3         809,820       40,659         --           --
                                                   ---      ----------   ----------   --------     --------
  TOTAL CO-INVESTMENT DEVELOPMENT
    JOINT VENTURES...............      27%           3         809,820       61,357         --           --
                                                   ---      ----------   ----------   --------     --------
    TOTAL CO-INVESTMENT
      CONSOLIDATED JOINT
      VENTURES...................      29%         363      32,115,894   $1,861,129   $979,998     $690,303
                                                   ===      ==========   ==========   ========     ========

---------------

(1) For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2003. Development book values include uncommitted land.

(3) AMB Erie, L.P. is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.

(4) AMB Institutional Alliance Fund I, L.P. and AMB Institutional Alliance Fund II, L.P. are co-investment partnerships with institutional investors, which invest through private real estate investment trusts.

(5) AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees' Retirement System.

(6) AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte Ltd, a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the government of Singapore Investment Corporation.

(7) AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

                       OTHER CONSOLIDATED JOINT VENTURES

                                                        OUR                    GROSS                JV PARTNERS'
                                                     OWNERSHIP     SQUARE       BOOK     PROPERTY     SHARE OF
PROPERTIES                                 MARKET    PERCENTAGE     FEET      VALUE(1)     DEBT         DEBT
----------                                 -------   ----------   ---------   --------   --------   ------------
OTHER INDUSTRIAL OPERATING JOINT
  VENTURES..............................   Various       92%      3,801,160   $280,528   $75,665       $6,036
OTHER INDUSTRIAL DEVELOPMENT JOINT
  VENTURES..............................   Various       84%      1,906,133     77,123        --           --
                                                                  ---------   --------   -------       ------
  TOTAL OTHER INDUSTRIAL CONSOLIDATED
    JOINT VENTURES......................                 90%      5,707,293   $357,651   $75,665       $6,036
                                                                  =========   ========   =======       ======
RETAIL JOINT VENTURES:
  1. Around Lenox.......................   Atlanta       90%        125,222   $ 22,184   $ 9,368       $  937
  2. Palm Aire..........................   Miami        100%        140,262     19,773        --           --
  3. Springs Gate Land..................   Miami        100%             --      6,717        --           --
                                                                  ---------   --------   -------       ------
  TOTAL RETAIL CONSOLIDATED JOINT
    VENTURES............................                 95%        265,484   $ 48,674   $ 9,368       $  937
                                                                  =========   ========   =======       ======

---------------

(1) Represents the book value of the property (before accumulated depreciation) owned by the joint-venture entity and excludes net other assets as of December 31, 2003. Development book values include uncommitted land.

  Unconsolidated Joint Ventures, Mortgage Investments and Other Investment:

     As of December 31, 2003, we held interests in six equity investment joint ventures that are not consolidated in our financial statements. The management and control over significant aspects of these investments are held by the third-party joint-venture partners and the investments do not meet the variable-interest entity consolidation criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. In addition, as of December 31, 2003, we held mortgage investments, from which we receive interest income.

                         UNCONSOLIDATED JOINT VENTURES,
                   MORTGAGE INVESTMENTS AND OTHER INVESTMENT

                                                                                      OUR NET        OUR
                                                                          SQUARE       EQUITY     OWNERSHIP
UNCONSOLIDATED JOINT VENTURES           MARKET      ALLIANCE PARTNER       FEET      INVESTMENT   PERCENTAGE
-----------------------------         -----------   -----------------   ----------   ----------   ----------
OTHER INDUSTRIAL OPERATING JOINT
  VENTURES
  1. Elk Grove Du Page..............  Chicago       Hamilton Partners    4,046,721    $31,548         56%
  2. Pico Rivera....................  Los Angeles   Majestic Realty        855,600      1,091         50%
  3. Monte Vista Spectrum...........  Los Angeles   Majestic Realty        576,852        487         50%
  4. Industrial Fund I, LLC.........  Various       Citigroup            2,446,334      4,173         15%
                                                                        ----------    -------
  TOTAL OTHER INDUSTRIAL OPERATING
    JOINT VENTURES..................                                     7,925,507     37,299
OTHER INDUSTRIAL DEVELOPMENT JOINT
  VENTURES(1)
  5. Sterling Distribution Center...  Los Angeles   Majestic Realty      1,880,000     12,643         50%
  6. Airport Logistics Park of
    Singapore Phase I...............  Singapore     Boustead Projects      233,773      2,067         50%
                                                                        ----------    -------
  TOTAL OTHER INDUSTRIAL DEVELOPMENT
    JOINT VENTURES..................                                     2,113,773     14,710
                                                                        ----------    -------
    TOTAL UNCONSOLIDATED JOINT
      VENTURES......................                                    10,039,280    $52,009         45%
                                                                        ==========    =======

                                                                 MORTGAGE           OUR OWNERSHIP
MORTGAGE INVESTMENTS               MARKET         MATURITY      RECEIVABLE   RATE   PERCENTAGE(2)
--------------------           --------------   -------------   ----------   ----   --------------
1. Pier 1(3).................  SF Bay Area      May 2026         $13,042     13.0%       100%
2. Platinum Distribution
   Center....................  No. New Jersey   February 2004     19,500      6.0%        20%
3. Platinum Distribution
   Center....................  No. New Jersey   November 2006      1,300     12.0%        20%
4. North Bay Distribution
   Center/ BAB...............  SF Bay Area      December 2004      7,040      5.5%       100%
5. North Bay Distribution
   Center/ Corovan...........  SF Bay Area      December 2004      2,263      7.3%       100%
                                                                 -------
                                                                 $43,145
                                                                 =======

                                                                                             OUR
                                                                               GROSS      OWNERSHIP
OTHER INVESTMENT                                 MARKET      PROPERTY TYPE   INVESTMENT   PERCENTAGE
----------------                               -----------   -------------   ----------   ----------
1. Park One..................................  Los Angeles   Parking Lot      $75,497        100%

---------------

(1) Square feet for development alliance joint ventures represents estimated square feet at completion of development project.

(2) Represents our ownership percentage in the co-investment joint venture that holds the mortgage investment.

(3) We also have a 0.1% unconsolidated equity interest (with a 33% economic interest) in this property and an option to purchase the remaining equity interest that begins January 1, 2007 and expires December 31, 2009.

SECURED DEBT

     As of December 31, 2003, we had $1.4 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust on 111 properties. As of December 31, 2003, the total gross consolidated investment value of those properties secured by debt was $2.6 billion. Of the $1.4 billion of secured indebtedness, $1.1 billion was joint venture debt secured by properties with a gross investment value of $1.8 billion. For additional details, see "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 15: Note 7 of Notes to Consolidated Financial Statements" included in this report. We believe that as of December 31, 2003, the fair value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

ITEM 3.  LEGAL PROCEEDINGS

     As of December 31, 2003, there were no pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for our partnership units. As of December 31, 2003, we had outstanding 92,227,292 partnership units, consisting of 85,863,502 general partnership units (consisting of 81,563,502 common units, 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units and 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 6,363,790 limited partnership units (consisting of 4,763,790 common units, 800,000 7.95% Series J Cumulative Redeemable Preferred Units and 800,000 7.95% Series K Cumulative Redeemable Preferred Units). The Series M preferred units were issued on November 25, 2003 to AMB Property Corporation for total consideration of $57.5 million. The series L preferred units were issued on June 23, 2003 to AMB property corporation for total consideration of $50.0 million. Subject to certain terms and conditions, the limited partnership units are redeemable by the holders or, at the option of AMB Property Corporation, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2003, there were 83 holders of our common partnership units (including AMB Property Corporation's general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 6 1/2% Series L Cumulative Redeemable Preferred Units and the 6 3/4% Series M Cumulative Redeemable Preferred Units. There was one holder of the 8 5/8% Series B Cumulative Redeemable Units, one holder of the 7.95% Series J Cumulative Redeemable Units and one holder of the 7.95% Series K Cumulative Redeemable Units.

     During 2003, we redeemed 2,000 common limited partnership units shares of AMB Property Corporation's common stock and we redeemed 226,145 common limited partnership units for a total of $6.1 million in cash.

     Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2002 and 2003:

YEAR                                                          DISTRIBUTION
----                                                          ------------
2002
  1st Quarter...............................................     $0.410
  2nd Quarter...............................................      0.410
  3rd Quarter...............................................      0.410
  4th Quarter...............................................      0.410
2003
  1st Quarter...............................................      0.415
  2nd Quarter...............................................      0.415
  3rd Quarter...............................................      0.415
  4th Quarter...............................................      0.415

ITEM 6.  SELECTED FINANCIAL DATA

          SELECTED OPERATING PARTNERSHIP FINANCIAL AND OTHER DATA (1)

     The following table sets forth our selected consolidated historical financial and other data on an historical basis as of and for the years ended December 31:

                                      2003         2002       2001(2)        2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Total revenues...................  $  615,037   $  589,682   $  534,266   $  433,866   $  412,755
Income before minority interests
  and discontinued operations....     153,826      145,705      185,290      151,765      198,126
Income from continuing
  operations.....................      97,897      102,753      133,009      121,010      178,972
Income from discontinued
  operations.....................      54,392       39,603       19,128       14,422       11,528
Net income available to common
  unitholders attributable to
  general partner................     121,607      116,153      121,853      113,282      167,603
Net income from continuing
  operations per common unit:
  Basic(3).......................        0.87         0.94         1.23         1.19         1.81
  Diluted(3).....................        0.85         0.93         1.22         1.19         1.81
Net income from discontinued
  operations per common unit:
  Basic(3).......................        0.63         0.45         0.22         0.16         0.13
  Diluted(3).....................        0.62         0.44         0.21         0.16         0.13
Net income per common unit:
  Basic(3).......................        1.50         1.39         1.45         1.35         1.94
  Diluted(3).....................        1.47         1.37         1.43         1.35         1.94
Dividends declared per common
  unit...........................        1.66         1.64         1.58         1.48         1.40
OTHER DATA
Funds from operations(4).........  $  186,666   $  215,194   $  186,707   $  202,751   $  190,678
Funds from operations per common
  unit:
  Basic..........................        2.17         2.44         2.09         2.26         2.10
  Diluted........................        2.13         2.40         2.07         2.25         2.10
EBITDA(5)........................  $  462,847   $  465,169   $  430,863   $  350,392   $  319,290
Cash flows provided by (used in):
  Operating activities...........     271,536      288,801      288,562      261,175      198,939
  Investing activities...........    (348,003)    (244,390)    (363,152)    (726,499)      55,184
  Financing activities...........     112,022      (28,150)     127,303      452,370     (240,721)
BALANCE SHEET DATA
Investments in real estate at
  cost...........................  $5,491,707   $4,922,782   $4,527,511   $4,026,597   $3,249,452
Total assets.....................   5,420,666    4,989,294    4,765,743    4,433,207    3,631,175
Total consolidated debt..........   2,574,257    2,235,361    2,143,714    1,843,857    1,279,662
Our share of total debt(6).......   1,954,314    1,691,737    1,655,386    1,681,161    1,168,218
Stockholders' equity.............   1,666,899    1,680,950    1,749,142    1,767,930    1,829,259

---------------

(1) Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners' capital.

(2) In July 2003, the U.S. Securities and Exchange Commission announced that it had revised its position relating to the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, ("Topic D-42"). As a result of this announcement, original issuance costs related to preferred equity are to be reflected as a reduction of net income available to common unitholders in determining earnings per unit for the period in which the preferred equity is redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, our financial statements for the year ending December 31, 2001, are restated to reflect a reduction in net income available to common unitholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.'s series C preferred units, which were redeemed in December 2001. Diluted earnings per unit for the year ended December 31, 2001 was $1.43 compared to $1.47 as previously reported. The U.S. Securities and Exchange Commission's revised position on Topic D-42 did not require us to file amendments to previously filed reports and will not impact any other previously reported periods.

(3) Basic and diluted net income per weighted average unit equals the net income available to common unitholders divided by 85,859,899 and 87,616,365 units, respectively, for 2003; 88,204,208 and 89,689,310 units, respectively, for 2002; 89,286,379 and 90,325,801 units, respectively, for 2001; 89,566,375 and 90,024,511 units, respectively, for 2000; and 90,792,310 and 90,867,934 units, respectively, for 1999.

(4) In 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from funds from operations ("FFO") as such an adjustment is not provided for in NAREIT's FFO definition. In 2003, we also modified our FFO reporting to no longer add back impairment losses when computing FFO in accordance with NAREIT's FFO definition. Additionally, we adopted Topic D-42 and began including preferred unit redemption discounts and issuance cost write-offs in FFO. As a result, FFO for the periods presented has been adjusted to reflect the changes. For an explanation of funds from operations and a discussion of why management believes that FFO is a meaningful supplemental measure of our operating performance, please see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Supplemental Earnings Measures".

(5) For an explanation of earnings before interest, tax, depreciation and amortization, or EBITDA, and a discussion of why management believes that EBITDA is a meaningful supplemental measure of our operating performance, please see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Supplemental Earnings Measures".

(6) Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II. "Item 7. Liquidity and Capital Resources -- Capital Resources".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to consolidated financial statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions, and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates," or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.

     The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

     - changes in general economic conditions or in the real estate sector;

     - non-renewal of leases by customers or renewal at lower than expected rent;

     - difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

     - risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing);

     - a downturn in California's economy or real estate conditions;

     - losses in excess of our insurance coverage;

     - our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

     - unknown liabilities acquired from our predecessors or in connection with acquired properties;

     - risks of doing business internationally, including unfamiliarity with new markets and currency risks;

     - risks associated with using debt to fund acquisitions and development, including re-financing risks;

     - our failure to obtain necessary financing;

     - changes in local, state and federal regulatory requirements; and

     - environmental uncertainties.

     Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed in the section entitled "Business Risks" in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

                                    GENERAL

     We commenced operations shortly before the consummation of AMB Property Corporation's initial public offering on November 26, 1997.

MANAGEMENT'S OVERVIEW

     We generate revenue and earnings primarily from rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, and from partnership distributions and fees from our private capital business. We also derive earnings from the strategic disposition of assets and from the disposition of projects under our development-for-sale program. Our long-term growth is dependent on our ability to maintain and increase occupancy rates or increase rental rates at our properties and our ability to continue to acquire and develop new properties.

     Although the weak economy over the past three years has decreased customer demand for space and has limited or in most cases lowered rental rates, many types of investors are acquiring industrial real estate. We believe that we have capitalized on this opportunity by accelerating the repositioning of our portfolio through the disposition of properties. While property dispositions result in reinvestment capacity and trigger gain/loss recognition, they also create near-term earnings dilution. However, we believe that, in the long-term, the repositioning of our portfolio will benefit our unitholders and noteholders.

     The table below summarizes our leasing activity for 2003 and 2002:

                                                   U.S. HUB    TOTAL OTHER   TOTAL/WEIGHTED
PROPERTY DATA                                     MARKETS(1)     MARKETS        AVERAGE
-------------                                     ----------   -----------   --------------
For the year ended December 31, 2003:
  % of total rentable square feet...............        75.0%        25.0%          100.0%
  Occupancy percentage at year end..............        93.5%        91.9%           93.1%
  Same space square footage leased..............  13,636,050    3,636,967      17,273,017
  Rent increases/(decreases) on renewals and
     rollovers..................................       (12.7)%        1.7%          (10.1)%
For the year ended December 31, 2002:
  % of total rentable square feet...............        70.0%        30.0%          100.0%
  Occupancy percentage at year end..............        95.5%        92.5%           94.6%
  Same space square footage leased..............  10,303,683    4,396,916      14,700,599
  Rent increases/(decreases) on renewals and
     rollovers..................................        (1.8)%        1.0%           (1.0)%

---------------

(1) Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey/New York City, the San Francisco Bay Area, Miami and Seattle.

     Occupancy levels in our industrial portfolio and rents on lease renewals and rollovers were lower in 2003 as the general contraction in business activity, which began in 2001, reduced demand for industrial warehouse facilities. According to Torto Wheaton Research, the overall industrial market deteriorated rapidly from its peak levels at the end of 2000, when availability was 6.6%, through the second quarter of 2002, when availability reached 10.8%. Subsequently, national industrial availability has deteriorated at a more modest rate, declining an average of 13 basis points per quarter to reach 11.6% at December 31, 2003. As a result of the increase in availability, market rents for industrial properties in most markets decreased between 10% and 20% from their peak levels in 2001. Over the same three-year period, our portfolio vacancy increased from 3.6% at December 31, 2000 to 6.9% at December 31, 2003, which we consider consistent with market trends, but still outperforming the national industrial average. While the level of rental rate reduction varied by market, we maintained high occupancy by pricing lease renewals and new leases with sensitivity to local market conditions. In periods of decreasing rental rates, we strive to sign leases with shorter terms to prevent locking-in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering modest tenant improvement packages, appropriate to the lease term. We generally followed this practice during 2003. Through the first half of 2003, we experienced declining occupancy in our industrial operating portfolio; at June 30, 2003, occupancy in our operating industrial portfolio was 91.5%. However, during the last half of 2003, we have increased occupancy in our operating industrial portfolio by 160 basis points to 93.1% at December 31, 2003, 470 basis points greater than the overall industrial market, according to Torto Wheaton Research. Rents on industrial renewals and rollovers in our portfolio decreased 1.0% during 2002 and 10.1% during 2003.

     During 2003, our dispositions and contributions (to a joint venture in which we retained a 15% ownership interest in exchange for cash) totaled $366.3 million, including assets in markets that no longer fit our investment strategy and properties at valuations that we considered to be at premium levels. Because we did not immediately reinvest sales proceeds into attractively priced industrial assets, these sales and contributions have diluted our near-term operating results. However, we believe they help position us for long-term growth and higher returns on invested capital by increasing the strategic fit of our portfolio with our investment and private capital models. Further, proceeds from these sales, along with our balance sheet and private capital sources, create significant capacity for future deployment. While we will continue to sell assets on an opportunistic basis, we believe that we have substantially achieved our near-term strategic disposition goals.

     During 2003, we also expanded our development staff and capabilities, because we believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. In 2003, Eugene F. Reilly joined AMB Property Corporation, our general partner, as Executive Vice President of North American Development, adding to our in-house development team. We have increased our development pipeline from a low of $107.0 million at the end of 2002 to $233.0 million at the end of 2003. In addition to our committed development pipeline, we hold over 600 acres of land, which could support approximately 10.0 million square feet of additional development.

     Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for acquisitions and developments. Through these co-investment joint ventures we earn acquisition and development fees, asset management fees and priority distributions as well as promoted interests and incentive fees based on the performance of the co-investment joint ventures; however, there can be no assurance that we will continue to do so. As of December 31, 2003, we owned approximately 32.1 million square feet of our properties (34.7% of the total consolidated operating and development portfolio) through our co-investment joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

     Over the next three-to-four years, we expect to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include Paris, Amsterdam, Frankfurt, Madrid and London. Our Asian target markets currently include Singapore, Hong Kong and Tokyo. It is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. As of December 31, 2003, our international operating properties comprised 3.0% of our total annualized base rent.

     For our general partner to maintain its qualification as a real estate investment trust, AMB Property Corporation must pay dividends to its stockholders aggregating annually at least 90% of its taxable income, which is substantially the same as our taxable income. As a result, we cannot rely on retained earnings to fund our on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. We must continue to raise capital to fund our working capital needs, acquisitions and developments. See "Liquidity and Capital Resources" for a complete discussion of the sources of our capital.

SUMMARY OF KEY TRANSACTIONS IN 2003

     During the year ended December 31, 2003, we completed the following capital deployment transactions:

     - Acquired 82 buildings in the U.S., Mexico, Europe and Asia, aggregating approximately 6.5 million square feet, for $533.9 million, including $238.3 million invested through two of our co-investment joint ventures;

     - Completed industrial development projects in the U.S., Mexico and Europe, comprising 1.6 million square feet, for a total investment of $105.7 million;

     - Expanded our development pipeline, which at December 31, 2003, included projects in the U.S., Mexico, Singapore and Spain totaling 5.0 million square feet with an expected total investment of $233.0 million, of which $91.2 million was invested as of December 31, 2003 and of which 34% was pre-leased;

     - Divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million; and

     - Contributed $94.0 million in operating properties to our newly formed unconsolidated joint venture, in which we retained a 15% interest.

     See Part IV. "Item 15: Notes 4 and 5 of the Notes to Consolidated Financial Statements" for a more detailed discussion of our acquisition, development and disposition activity.

     During the year ended December 31, 2003, we completed the following capital markets transactions:

     - Raised $103.4 million, net of costs, from the issuances by AMB Property Corporation of $50.0 million of its 6.5% Series L Cumulative Redeemable Preferred Stock and $57.5 million of its 6.75% Series M Cumulative Redeemable Preferred Stock;

     - Raised $125.0 million from the issuance of $75.0 million of 5.53%, 10-year, unsecured fixed-rate notes and $50.0 million of floating rate unsecured notes at a rate of three month-LIBOR telerate plus 40 basis points;

     - Redeemed all of our outstanding 8.5% Series A Cumulative Redeemable Preferred Units and all of our outstanding 8 5/8% Series B Cumulative Redeemable Preferred Units for an aggregate of $165.8 million;

     - AMB Property Corporation repurchased 812,900 shares of its common stock for $21.2 million and we retired the same number of common general partnership units;

     - Obtained long-term secured debt financing for our co-investment joint ventures totaling $177.0 million at an average rate of 4.3%; and

     - Repaid the $45.5 million outstanding balance on the AMB Institutional Alliance Fund II, L.P. credit facility with capital contributions and secured debt financing proceeds.

     See Part IV. "Item 15: Notes 7, 10 and 12 of the Notes to Consolidated Financial Statements" for a more detailed discussion of our capital markets transactions.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. We also record at acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs for all acquisitions subsequent to July 1, 2001. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. Examples of certain situations that could affect future cash flows of a property may include, but are not limited to: significant decreases in occupancy; unforeseen bankruptcy, lease termination and move-out of a major customer; or a significant decrease in annual base rents of that property. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.

     Revenue Recognition. We record rental revenue from operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our allowance for doubtful accounts, security deposits and letters of credit, then we may have to recognize additional doubtful account charges in future periods. We monitor the liquidity and creditworthiness of our customers on an on-going basis. Each period we review our outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. We also record lease termination fees when a customer has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to us.

     Property Dispositions. We report real estate dispositions in three separate categories on our consolidated statements of operations. First, when we contribute properties to our joint ventures, we recognize gains representing the portion of the contributed properties acquired by the third-party investors to the extent of cash proceeds received. We also dispose of value-added conversion projects and build-to-suit and speculative development projects that we have held as development projects available for sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable. Lastly, beginning in 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, required us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows.

     Joint Ventures. We hold interests in both consolidated and unconsolidated joint ventures. Our joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, we determine consolidation based on standards set forth in EITF 96-16, Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in these pronouncements, we consolidate certain joint venture investments because we own a majority interest or exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures where we do not own a majority interest or do not exercise significant control over major operating and management decisions, we use the equity method of accounting and do not consolidate the joint venture for financial reporting purposes.

     Our General Partner's Status as a Real Estate Investment Trust. As a real estate investment trust, AMB Property Corporation, our general partner, generally will not be subject to corporate level federal income taxes if minimum distribution, income, asset and shareholder tests are met. However, not all of its underlying entities, which are also our subsidiaries, are qualified REIT subsidiaries and may be subject to federal and state taxes, when applicable. In addition, foreign entities may be subject to the taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from the taxable REIT subsidiaries and foreign entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, deferred tax is an immaterial component of our consolidated balance sheet because of our general partner's status as a real estate investment trust.

                             RESULTS OF OPERATIONS

     The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store properties are those that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized subsequent to December 31, 2001 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months). As of December 31, 2003, same store industrial properties consisted of properties aggregating approximately 72.0 million square feet. The properties acquired during 2003, consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2002 consisted of 43 buildings, aggregating approximately 5.4 million square feet. During 2003, property divestitures and contributions consisted of 48 industrial buildings and two retail centers, aggregating approximately 5.3 million square feet. In 2002, property divestitures consisted of 58 industrial and two retail buildings, aggregating approximately 5.7 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (DOLLARS IN MILLIONS)

REVENUES                                           2003     2002    $ CHANGE   % CHANGE
--------                                          ------   ------   --------   --------
Rental revenues
  U.S. industrial:
     Same store.................................  $509.2   $529.2    $(20.0)     (3.8)%
     2002 acquisitions..........................    55.0     22.0      33.0     150.0%
     2003 acquisitions..........................    14.6       --      14.6        --%
     Development................................     3.7      2.9       0.8      27.6%
     Other industrial...........................     6.4     15.9      (9.5)    (59.7)%
  International industrial......................     6.1      0.7       5.4     771.4%
  Retail........................................     6.7      7.8      (1.1)    (14.1)%
                                                  ------   ------    ------     -----
     Total rental revenues......................   601.7    578.5      23.2       4.0%
Private capital income..........................    13.3     11.2       2.1      18.8%
                                                  ------   ------    ------     -----
       Total revenues...........................  $615.0   $589.7    $ 25.3       4.3%
                                                  ======   ======    ======     =====

     The decrease in U.S. industrial same store rental revenues resulted primarily from lower average occupancies, rental revenue decreases in our San Francisco Bay Area sub-market totaling $14.9 million, increased allowances for doubtful accounts of $3.3 million, and decreased straight-line rents of $1.3 million, partially offset by an increase in lease termination fees and miscellaneous income of $0.9 million and fixed rent increases on existing leases. Industrial same store occupancy was 93.0% at December 31, 2003, and 95.0% at December 31, 2002. For the year ended December 31, 2003, rents in the same store portfolio decreased 10.6% on industrial renewals and rollovers (cash basis) on 16.2 million square feet leased. The properties acquired during 2002 consisted of 43 buildings, aggregating approximately 5.4 million square feet. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. Other industrial includes rental revenues from divested properties not classified as discontinued operations. In 2003, we acquired properties in Mexico and France, resulting in increased international industrial revenues. The increase in private capital income was primarily due to incentive distributions earned from AMB Partners II, L.P.

COSTS AND EXPENSES                                2003      2002     $ CHANGE   % CHANGE
------------------                               -------   -------   --------   --------
Property operating costs:
  Rental expenses..............................  $  88.5   $  76.4    $12.1       15.8%
  Real estate taxes............................     71.4      67.7      3.7        5.5%
                                                 -------   -------    -----      -----
     Total property operating costs............  $ 159.9   $ 144.1    $15.8       11.0%
                                                 =======   =======    =====      =====
Property operating costs U.S. industrial:
     Same store................................  $ 128.6   $ 125.2    $ 3.4        2.7%
     2002 acquisitions.........................     17.6       6.8     10.8      158.8%
     2003 acquisitions.........................      3.6        --      3.6         --%
     Development...............................      3.3       3.8     (0.5)     (13.2)%
     Other industrial..........................      3.9       5.7     (1.8)     (31.6)%
  International industrial.....................      0.4        --      0.4         --%
  Retail.......................................      2.5       2.6     (0.1)      (3.8)%
                                                 -------   -------    -----      -----
     Total property operating costs............    159.9     144.1     15.8       11.0%
Depreciation and amortization..................    133.5     123.4     10.1        8.2%
Impairment losses..............................      5.3       2.9      2.4       82.8%
General and administrative.....................     47.7      47.2      0.5        1.1%
                                                 -------   -------    -----      -----
       Total costs and expenses................  $ 346.4   $ 317.6    $28.8        9.1%
                                                 =======   =======    =====      =====

     The $3.4 million increase in same store properties' operating expenses was primarily due to increases in common area maintenance expenses of $3.4 million, including snow removal, and real estate taxes of $0.9 million, partially offset by a decrease in insurance expenses of $1.2 million. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. Other industrial includes expenses from divested properties not classified as discontinued operations. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate, partially offset by a reduction of $2.1 million for the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The 2003 impairment loss was on investments in real estate and leasehold interests that we continue to hold for long-term investment. The 2002 impairment included losses for lease cost write-offs of $1.7 million and an impairment on a portion of our planned property contributions of $1.2 million. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $2.8 million resulting from our decision to expense stock options under SFAS No. 123 prospectively and the issuance of additional restricted stock, partially offset by decreased personnel costs and taxes.

OTHER INCOME AND (EXPENSES)                      2003      2002     $ CHANGE   % CHANGE
---------------------------                     -------   -------   --------   --------
Equity in earnings of unconsolidated joint
  ventures....................................  $   5.5   $   5.7    $ (0.2)      (3.5)%
Interest and other income.....................      4.7      10.4      (5.7)     (54.8)%
Gains from dispositions of real estate........      7.4       2.5       4.9      196.0%
Development profits, net of taxes.............     14.4       1.2      13.2    1,100.0%
Interest, including amortization..............   (146.8)   (146.2)      0.6        0.4%
                                                -------   -------    ------    -------
  Total other income and (expenses)...........  $(114.8)  $(126.4)   $(11.6)      (9.2)%
                                                =======   =======    ======    =======

     The decrease in interest and other income was primarily due to the repayment in full of a $74.0 million 9.5% mortgage note receivable in July 2002. The increase in gains from dispositions of real estate (not classified as discontinued operations) resulted from our contribution of $94.0 million in operating properties to our newly formed co-investment joint venture, Industrial Fund I, LLC, in February 2003. We recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors. During 2002, we sold two industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting loss of $0.8 million. In June 2002, we also contributed $76.9 million in operating properties to our consolidated co-investment joint venture, AMB-SGP, LP. We recognized a gain of $3.3 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors. The property contributions and 2002 divestitures of properties held for disposition at December 31, 2001, were not classified as discontinued operations under the provisions of SFAS No. 144. The increase in development profits, net of taxes, resulted from an increased sales volume of $57.8 million in 2003.

DISCONTINUED OPERATIONS                             2003    2002    $ CHANGE   % CHANGE
-----------------------                             -----   -----   --------   --------
Income attributable to discontinued operations,
  net of minority interests.......................  $ 8.5   $20.6    $(12.1)     (58.7)%
Interest, including amortization..................   42.9    16.9      26.0      153.8%
                                                    -----   -----    ------     ------
  Total discontinued operations...................  $51.4   $37.5    $(13.9)     (37.1)%
                                                    =====   =====    ======     ======

     During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of $42.9 million. During 2002, we divested ourselves of 56 industrial buildings, one retail center and an undeveloped land parcel, aggregating approximately 4.9 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $10.6 million. In November 2002, our joint venture partner in AMB Partners II, L.P. increased its ownership in AMB Partners II, L.P. from 50% to 80% by acquiring 30% of our interest in AMB Partners II, L.P. We recognized a gain of $6.3 million on the sale of our 30% interest.

PREFERRED UNITS                                     2003    2002    $ CHANGE   % CHANGE
---------------                                    ------   -----   --------   --------
Preferred unit distributions.....................  $ (7.0)  $(8.5)   $ 1.5         17.6%
Preferred unit redemption discount/(issuance
  costs or premium)..............................    (5.4)    0.4     (5.8)    (1,450.0)%
                                                   ------   -----    -----     --------
  Total preferred units..........................  $(12.4)  $(8.1)   $(4.3)       (53.1)%
                                                   ======   =====    =====     ========

     In July 2003, we redeemed all 3,995,800 outstanding units of our 8.5% Series A Cumulative Redeemable Preferred Units and recognized a reduction of income available to common unitholders of $3.7 million for the original issuance costs. In addition, on November 26, 2003, we redeemed all 1,300,000 of our outstanding 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units and we recognized a reduction of income available to common unitholders of $1.7 million for the original issuance costs.

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (DOLLARS IN MILLIONS)

REVENUES                                           2002     2001    $ CHANGE   % CHANGE
--------                                          ------   ------   --------   --------
Rental revenues
  U.S. industrial:
     Same store.................................  $529.2   $484.1    $ 45.1       9.3%
     2002 acquisitions..........................    22.0       --      22.0        --%
     Development................................     2.9      1.9       1.0      52.6%
     Other industrial...........................    15.9     29.6     (13.7)    (46.3)%
  International industrial......................     0.7       --       0.7        --%
  Retail........................................     7.8      7.7       0.1       1.3%
                                                  ------   ------    ------     -----
     Total rental revenues......................   578.5    523.3      55.2      10.5%
Private capital income..........................    11.2     11.0       0.2       1.8%
                                                  ------   ------    ------     -----
     Total revenues.............................  $589.7   $534.3    $ 55.4      10.4%
                                                  ======   ======    ======     =====

     The growth in rental revenues in same store properties resulted primarily from increased lease termination fees and miscellaneous income of $13.8 million, rental revenue growth before lease-termination fees in our Los Angeles and San Francisco Bay Area sub-markets of $11.0 million and $7.6 million, respectively, and increased reimbursement of expenses of $7.7 million, partially offset by lower average occupancies. Industrial same store occupancy was 94.6% at December 31, 2002, and 94.6% at December 31, 2001. In 2002, the same store rent decrease on industrial renewals and rollovers (cash basis) was 1.4% on 13.8 million square feet leased. Other industrial revenues include rental revenues from divested properties not classified as discontinued operations.

COSTS AND EXPENSES                                 2002     2001    $ CHANGE   % CHANGE
------------------                                ------   ------   --------   --------
Property operating costs:
Rental expenses.................................  $ 76.4   $ 63.7    $ 12.7      19.9%
Real estate taxes...............................    67.7     62.6       5.1       8.1%
                                                  ------   ------    ------     -----
  Total property operating costs................  $144.1   $126.3    $ 17.8      14.1%
                                                  ======   ======    ======     =====
Property operating costs:
  U.S. industrial:
     Same store.................................  $125.2   $112.4    $ 12.8      11.4%
     2002 acquisitions..........................     6.9       --       6.9        --%
     Development................................     3.4       --       3.4        --%
     Other industrial...........................     6.1     11.1      (5.0)    (45.0)%
  International industrial......................    (0.1)      --      (0.1)       --%
  Retail........................................     2.6      2.8      (0.2)     (7.1)%
                                                  ------   ------    ------     -----
     Total property operating costs.............   144.1    126.3      17.8      14.1%
Depreciation and amortization...................   123.4    103.6      19.8      19.1%
Impairment losses...............................     2.9     18.6     (15.7)    (84.4)%
General and administrative......................    47.2     35.8      11.4      31.8%
                                                  ------   ------    ------     -----
       Total costs and expenses.................  $317.6   $284.3    $ 33.3      11.7%
                                                  ======   ======    ======     =====

     The $12.8 million increase in same store properties' operating expenses primarily relates to increases in real estate taxes of $5.1 million, insurance expenses of $4.3 million and increases in common area maintenance expenses of $2.7 million. Other industrial property operating costs include expenses from sold properties not classified as discontinued operations. The increase in depreciation expense was due to the increase in our net investment in real estate. The 2002 impairment included losses for lease cost write-offs of $1.7 million and an impairment on a portion of our planned property contributions of $1.2 million. The 2001 impairment loss included losses for investments in retail real estate totaling $13.0 million, leasehold interests that we continue to hold for long-term investment totaling $4.3 million and industrial real estate properties held for disposition totaling $1.3 million. The increase in general and administrative expenses was primarily due to the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, general and administrative expenses did not include expenses incurred by these two unconsolidated preferred stock subsidiaries. General and administrative expenses would have been $39.4 million had the subsidiaries been consolidated beginning January 1, 2001. The increase in general and administrative expenses was also due to increased stock-based compensation expense due to our decision to expense stock options under SFAS No. 123 prospectively, additional staffing and expenses for new initiatives, including our international expansion and income taxes for our taxable REIT subsidiaries.

OTHER INCOME AND (EXPENSES)                      2002      2001     $ CHANGE   % CHANGE
---------------------------                     -------   -------   --------   --------
Equity in earnings of unconsolidated joint
  ventures....................................  $   5.7   $   5.5    $  0.2       3.6%
Interest and other income.....................     10.4      16.3      (5.9)    (36.2)%
Gains from dispositions of real estate........      2.5      41.9     (39.4)    (94.0)%
Development profits, net of taxes.............      1.2      17.3     (16.1)    (93.1)%
Loss on investments in other companies........       --     (20.8)     20.8        --%
Interest, including amortization..............   (146.2)   (124.8)     21.4      17.1%
                                                -------   -------    ------     -----
  Total other income and (expenses)...........  $(126.4)  $ (64.6)   $ 61.8      95.7%
                                                =======   =======    ======     =====

     The decrease in interest and other income was primarily due to the repayment in full of the $74.0 million 9.5% mortgage note receivable in July 2002. In 2001, we recognized $20.8 million of losses on investments in other companies, including our investment in Webvan Group, Inc. and other technology-related companies. The loss reflects a 100% write-down of the investments. No gains or losses were recognized in 2002. The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures' properties.

DISCONTINUED OPERATIONS                             2002    2001    $ CHANGE   % CHANGE
-----------------------                             -----   -----   --------   --------
Income attributable to discontinued operations,
  net of minority interests.......................  $20.6   $18.0    $ 2.6       14.4%
Interest, including amortization..................   16.9      --     16.9         --%
                                                    -----   -----    -----      -----
  Total discontinued operations...................  $37.5   $18.0    $19.5      108.3%
                                                    =====   =====    =====      =====

     During 2002, we divested ourselves of 56 industrial buildings, one retail center and an undeveloped land parcel, aggregating approximately 4.9 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $10.6 million. In November 2002, our joint venture partner in AMB Partners II, L.P. increased its ownership in AMB Partners II, L.P. from 50% to 80% by acquiring 30% of our interest in AMB Partners II, L.P. We recognized a gain of $6.3 million on the sale of our 30% interest.

PREFERRED UNITS                                    2002     2001    $ CHANGE   % CHANGE
---------------                                    -----   ------   --------   --------
Preferred unit distributions.....................  $(8.5)  $ (8.5)    $ --         --%
Preferred unit redemption discount/(issuance
  costs or premium)..............................    0.4     (7.6)     8.0      105.3%
                                                   -----   ------     ----      -----
  Total preferred units..........................  $(8.1)  $(16.1)    $8.0       49.7%
                                                   =====   ======     ====      =====

     On December 5, 2001, AMB Property II, L.P. redeemed all of its 2,200,000 outstanding 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units at a premium of $4.4 million and we recognized a reduction of income available to common unitholders of $3.2 million for the original issuance costs. In July 2003, the U.S. Securities and Exchange Commission announced that it had revised its position relating to the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, ("Topic D-42"). As a result of this announcement, original issuance costs related to preferred units are to be reflected as a reduction of income available to common unitholders in determining earnings per unit for the period in which the preferred units are redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, our financial statements for the year ending December 31, 2001, have been restated to reflect a reduction in income available to common unitholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.'s series C preferred units. Diluted earnings per unit for the year ended December 31, 2001, was $1.43 compared to $1.47 as previously reported. The U.S. Securities and Exchange Commission's revised position on Topic D-42 did not require us to file amendments to previously filed reports and will not impact any other previously reported periods.

                        LIQUIDITY AND CAPITAL RESOURCES

     Balance Sheet Strategy. In general, we use unsecured lines of credit, unsecured notes, preferred units and common units to capitalize our 100%-owned assets. Over time, we plan to retire non-recourse, secured debt encumbering our 100%-owned assets and replace that debt with unsecured notes. In managing our co-investment joint ventures, in general, we use non-recourse, secured debt to capitalize our co-investment joint ventures.

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

     - retained earnings and cash flow from operations;

     - borrowings under our unsecured credit facility;

     - other forms of secured or unsecured financing;

     - proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries);

     - net proceeds from divestitures of properties; and

     - private capital from co-investment partners.

     We currently expect that our principal funding requirements will include:

     - working capital;

     - development, expansion and renovation of properties;

     - acquisitions, including our global expansion;

     - debt service; and

     - distributions on outstanding common and preferred limited partnership units.

     We believe that our sources of working capital, specifically our cash flow from operations, borrowings available under our unsecured credit facility and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future. The unavailability of capital could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

CAPITAL RESOURCES

     Property Contributions. In February 2003, we contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to our newly formed unconsolidated joint venture, Industrial Fund I, LLC, with Citigroup Global Investments Real Estate LP, LLC, a Delaware limited liability company, and recognized a gain of $7.4 million on the contribution representing the portion of the contributed properties acquired by the third-party co-investors in exchange for cash.

     Developments-for-Sale. During 2003, we sold seven development-for-sale and other projects, for an aggregate price of $74.8 million, with a resulting gain of $14.4 million, net of taxes.

     Property Divestitures. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, for an aggregate price of $272.3 million, with a resulting net gain of $42.9 million.

     Properties Held for Divestiture. As of December 31, 2003, we had decided to divest ourselves of one retail land parcel and one industrial building, which are not in our core markets or which do not meet our current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2003, the net carrying value of the properties held for divestiture was $11.8 million.

     Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and control all major operating decisions.

     Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2003, we owned approximately 32.1 million square feet of our properties (34.7% of the total consolidated operating and development portfolio) through our co-investment joint ventures and 6.0 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

     Our co-investment joint ventures at December 31, 2003 (dollars in thousands):

                                                                         OUR
                                                                     APPROXIMATE
                                                                      OWNERSHIP    ORIGINAL PLANNED
CO-INVESTMENT JOINT VENTURE            JOINT VENTURE PARTNER         PERCENTAGE    CAPITALIZATION(1)
---------------------------            ---------------------         -----------   -----------------
AMB/Erie, L.P...................  Erie Insurance Company and             50%           $200,000
                                  affiliates
AMB Institutional Alliance Fund
  I, L.P........................  AMB Institutional Alliance REIT        21%           $420,000
                                  I, Inc.(2)
AMB Partners II, L.P............  City and County of San Francisco       20%           $500,000
                                  Employees' Retirement System
AMB-SGP, L.P....................  Industrial JV Pte Ltd(3)               50%           $425,000
AMB Institutional Alliance Fund
  II, L.P.......................  AMB Institutional Alliance REIT        20%           $489,000
                                  II, Inc.(4)
AMB-AMS, L.P.(5)................  BPMT and TNO(6)                        39%           $200,000

---------------

(1) Planned capitalization includes anticipated debt and both partners' expected equity contributions.

(2) Included 15 institutional investors as stockholders as of December 31, 2003.

(3) A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4) Included 13 institutional investors as stockholders as of December 31, 2003.

(5) AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

(6) BPMT is Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken and TNO is Stichting Pensioenfonds TNO.

     Partners' Capital. As of December 31, 2003, we had outstanding 81,563,502 common general partnership units, 4,763,790 common limited partnership units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, 800,000 7.95% Series K Cumulative Redeemable Partnership Units, 2,000,000 6.5% Series L Cumulative Redeemable Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Partnership Units.

     On June 23, 2003, AMB Property Corporation issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by AMB Property Corporation on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of $48.0 million to us, and in exchange, we issued to AMB Property Corporation 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. We used the proceeds, in addition to proceeds previously contributed to us from other equity issuances, to redeem all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Units from AMB Property Corporation on July 28, 2003. AMB Property Corporation, in turn, used those proceeds to redeem all 3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.

     On November 25, 2003, AMB Property Corporation issued and sold 2,300,000 shares of 6.75% Series M Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. The series M preferred stock is redeemable by AMB Property Corporation on or after November 25, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends theron, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of $55.4 million to us, and in exchange, we issued to AMB Property Corporation 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units.

     On November 26, 2003, we redeemed all 1,300,000 of our outstanding 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units, for an aggregate redemption price of $65.6 million, including accrued and unpaid dividends.

     In December 2003, AMB Property Corporation's board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. During 2003, AMB Property Corporation repurchased 812,900 shares of its common stock for $21.2 million, including commissions, and we retired the same number of common general partnership units.

     In December 2001, AMB Property Corporation's board of directors approved a stock repurchase program for the repurchase of up to $100.0 million worth of its common and preferred stock. In December 2002, AMB Property Corporation's board of directors increased the 2001 repurchase program to $200.0 million. The 2001 stock repurchase program expired in December 2003. During 2002, AMB Property Corporation repurchased 2,651,600 shares of its common stock for $69.4 million, including commissions, and we retired the same number of common general partnership units. In July 2002, AMB Property Corporation also repurchased 4,200 shares of its series A preferred stock for an aggregate cost of $0.1 million, including accrued and unpaid dividends, and we retired the same number of series A preferred units.

     During 2003, we redeemed 226,145 of our common limited partnership units for cash and 2,000 of our common limited partnership units for shares of AMB Property Corporation's common stock. In November 2003, AMB Property II, L.P., one of our subsidiaries, also issued 145,548 of its class B common limited partnership units in connection with a property acquisition. During 2002, we redeemed 122,640 of our common limited partnership units for shares of AMB Property Corporation's common stock.

     Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of December 31, 2003, our share of total debt-to-total market capitalization ratio was 37.9%. However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65%, per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

     As of December 31, 2003, the aggregate principal amount of our secured debt was $1.4 billion, excluding unamortized debt premiums of $10.8 million. Of the $1.4 billion of secured debt, $1.1 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.6% to 10.6% per annum (with a weighted average rate of 7.0%) and final maturity dates ranging from June 2004 to June 2023. All of the secured debt bears interest at fixed rates, except for five loans with an aggregate principal amount of $52.3 million as of December 31, 2003, which bear interest at variable rates (with a weighted average interest rate of 3.2% as of December 31, 2003).

     In June 1998, we issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. In August 2000, we commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes with a weighted average interest rate of 7.3%. The notes mature between December 2005 and September 2011 and are guaranteed by AMB Property Corporation.

     In May 2002, we commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. On November 10, 2003, we issued $75.0 million aggregate principal amount of senior unsecured notes to Teachers Insurance and Annuity Association of America. AMB Property Corporation guaranteed the principal amount and interest on the notes, which mature on November 1, 2013, and bear interest at 5.53% per annum. Teachers has agreed that until November 10, 2005, we can require Teachers to return the notes to us for cancellation for an obligation of equal dollar amount under a first mortgage loan to be secured by properties determined by us, except that in the event the ratings on our senior unsecured debt are downgraded by two ratings agencies to BBB-, we will only have ten days after the last of these downgrades to exercise this right. During the period when we can exercise our cancellation right and until any mortgage loans close, Teachers has agreed not to sell, contract to sell, pledge, transfer or otherwise dispose of, any portion of the notes. On November 21, 2003, we issued $50.0 million aggregate principal amount of floating rate senior unsecured notes. AMB Property Corporation guaranteed the principal amount and interest on the notes, which mature on November 21, 2006, and bear interest at a floating rate of 3-month LIBOR telerate plus 40 basis points. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the program from time to time as market conditions permit. As of December 31, 2003, $275.0 million of capacity remained under the May 2002 medium-term note program.

     AMB Property Corporation guarantees our obligations with respect to our senior debt securities. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to pay distributions to our unitholders in all years, to make payments to our noteholders and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

     Credit Facilities. In December 2002, we renewed our $500.0 million unsecured revolving line of credit. AMB Property Corporation guarantees our obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and is subject to a 20 basis point annual facility fee. The credit facility includes a multi-currency component, which was amended effective July 10, 2003, to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and we have an investment grade credit rating). U.S. dollar borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japanese Yen TIBOR rate plus 60 basis points. Both the facility fee and the interest rate are based on our credit rating, which is currently investment grade. However, depending on our credit rating, the facility fee and interest rate may increase. We have the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. We use the unsecured credit facility principally for acquisitions, funding our development activity and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of December 31, 2003, the outstanding balance on our unsecured credit facility was $275.7 million and the remaining amount available was $171.6 million, net of outstanding letters of credit of $52.7 million (excluding the $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen and translated to U.S. dollars at December 31, 2003, of $83.1 million and $47.6 million, respectively.

     In August 2001, AMB Institutional Alliance Fund II, L.P. obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. and AMB Institutional Alliance Fund II, L.P. In April 2003, AMB Institutional Alliance Fund II, L.P. repaid the credit facility with capital contributions and secured debt financing proceeds and terminated the credit facility.

     Mortgages Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2003, the outstanding balance on the note was $13.0 million. We also hold short-term mortgages on sold properties totaling $30.1 million with a weighted average interest rate of 6.2%. The mortgages mature between February 2004 and November 2006.

     The tables below summarize our debt maturities and capitalization as of December 31, 2003 (dollars in thousands):

                                                    DEBT
------------------------------------------------------------------------------------------------------------
                                    OUR        JOINT       UNSECURED
                                  SECURED     VENTURE     SENIOR DEBT   UNSECURED     CREDIT
                                    DEBT        DEBT      SECURITIES      DEBT      FACILITIES    TOTAL DEBT
                                  --------   ----------   -----------   ---------   ----------    ----------
2004............................  $ 57,735   $   40,135    $     --      $  600      $     --     $   98,470
2005............................    44,567       62,951     250,000         647       275,739(2)     633,904
2006............................    82,857       62,304      75,000         698            --        220,859
2007............................    14,661       53,158      75,000         752            --        143,571
2008............................    32,940      162,383     175,000         810            --        371,133
2009............................     4,246      107,187          --         873            --        112,306
2010............................    51,054      128,639      75,000         941            --        255,634
2011............................       524      275,618      75,000       1,014            --        352,156
2012............................     2,451      146,946          --       1,093            --        150,490
2013............................       442        2,045      75,000         920            --         78,407
Thereafter......................        39       20,219     125,000       1,280            --        146,538
                                  --------   ----------    --------      ------      --------     ----------
  Subtotal......................   291,516    1,061,585     925,000       9,628       275,739      2,563,468
  Unamortized premiums..........     7,343        3,446          --          --            --         10,789
                                  --------   ----------    --------      ------      --------     ----------
       Total consolidated
         debt...................   298,859    1,065,031     925,000       9,628       275,739      2,574,257
Our share of unconsolidated
  joint venture debt(1).........        --       77,333          --          --            --         77,333
                                  --------   ----------    --------      ------      --------     ----------
       Total debt...............   298,859    1,142,364     925,000       9,628       275,739      2,651,590
Joint venture partners' share of
  consolidated joint venture
  debt..........................        --     (697,276)         --          --            --       (697,276)
                                  --------   ----------    --------      ------      --------     ----------
    Our share of total
       debt(3)..................  $298,859   $  445,088    $925,000      $9,628      $275,739     $1,954,314
                                  ========   ==========    ========      ======      ========     ==========
Weighed average interest rate...       8.1%         6.7%        6.8%        7.5%          1.9%           6.4%
Weighed average maturity (in
  years)........................       3.5          6.5         5.7        10.8           1.9            5.4

---------------

(1) The weighted average interest and maturity for the unconsolidated joint venture debt were 6.1% and 5.8 years, respectively.

(2) Includes Euro and Yen based borrowings translated to U.S. dollars using the foreign exchange rates at December 31, 2003.

(3) Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure. For the calculation of the joint venture partners' share of consolidated joint venture debt used in the above table, please see Part 1. "Item 2. Properties Held

Through Joint Ventures, Limited Liability Companies and
Partnerships -- Co-investment Joint Ventures".

MARKET CAPITAL
-----------------------------------------------------------------------------------------
                                                         UNITS       MARKET      MARKET
SECURITY                                              OUTSTANDING   PRICE(1)    VALUE(1)
--------                                              -----------   --------   ----------
Common units........................................  81,563,502     $32.88    $2,681,808
Common limited partnership units(2).................   4,763,790     $32.88       156,633
                                                      ----------               ----------
  Total.............................................  86,327,292               $2,838,441
                                                      ==========               ==========

---------------

(1) Assumes that our general partnership units are exchanged for AMB Property Corporation's common stock on a one-for-one basis because there is no public market for our units.

(2) Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

PREFERRED UNITS
-------------------------------------------------------------------------------------------
                                                DISTRIBUTION   LIQUIDATION     REDEMPTION
SECURITY                                            RATE       PREFERENCE      PROVISIONS
--------                                        ------------   -----------   --------------
Series D preferred units......................      7.75%       $ 79,767     May 2004
Series E preferred units......................      7.75%         11,022     August 2004
Series F preferred units......................      7.95%         10,057     March 2005
Series H preferred units......................      8.13%         42,000     September 2005
Series I preferred units......................      8.00%         25,500     March 2006
Series J preferred units......................      7.95%         40,000     September 2006
Series K preferred units......................      7.95%         40,000     April 2007
Series L preferred units......................      6.50%         50,000     June 2008
Series M preferred units......................      6.75%         57,500     November 2008
                                                    ----        --------
  Weighted average/total......................      7.53%       $355,846
                                                    ====        ========

                       CAPITALIZATION RATIOS
-------------------------------------------------------------------
Total debt-to-total market capitalization...................   45.3%
Our share of total debt-to-total market capitalization(1)...   37.9%
Total debt plus preferred-to-total market capitalization....   51.4%
Our share of total debt plus preferred-to-total market
  capitalization(1).........................................   44.8%
Our share of total debt-to-total book capitalization(1).....   49.4%

---------------

(1) Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization on the preceding page in Part II. "Item 7. Liquidity and Capital Resources -- Capital Resources".

LIQUIDITY

     As of December 31, 2003, we had $127.7 million in cash (of which $81.1 million was held by our consolidated co-investment joint ventures) and cash equivalents, and $171.6 million of additional available borrowings under our credit facility.

     We announced our intention to pay a regular cash distribution for the quarter ended December 31, 2003, of $0.415 per common unit. The distributions were payable on January 5, 2004, to unitholders of record on December 22, 2003. The series L and M preferred unit distributions were payable on January 15, 2004, to unitholders of record on January 5, 2004. The series E, F, J and K preferred unit distributions were payable on January 15, 2004 in respect of the period commencing on and including October 15, 2003 and ending on and including January 14, 2004. The series D, H and I preferred unit distributions were payable on December 26, 2003 in respect of the period commencing on and including October 15, 2003 and ending on and including January 14, 2004. The following table sets forth the distributions paid or payable per unit for the years ended December 31, 2003, 2002 and 2001:

PAYING ENTITY                               SECURITY                    2003    2002    2001
-------------                               --------                    -----   -----   -----
Operating Partnership       Common limited partnership units.........   $1.66   $1.64   $1.58
Operating Partnership       Series B preferred units.................   $3.71   $4.31   $4.31
Operating Partnership       Series J preferred units.................   $3.98   $3.98   $1.24
Operating Partnership       Series K preferred units.................   $3.98   $2.96     n/a
Operating Partnership       Series L preferred units.................   $0.85     n/a     n/a
Operating Partnership       Series M preferred units.................   $0.17     n/a     n/a

AMB Property II, L.P.       Class B common limited partnership          $0.22     n/a     n/a
                            units....................................
AMB Property II, L.P.       Series C preferred units.................     n/a     n/a   $3.88
AMB Property II, L.P.       Series D preferred units.................   $3.88   $3.88   $3.88
AMB Property II, L.P.       Series E preferred units.................   $3.88   $3.88   $3.88
AMB Property II, L.P.       Series F preferred units.................   $3.98   $3.98   $3.98
AMB Property II, L.P.       Series G preferred units.................     n/a   $2.14   $3.98
AMB Property II, L.P.       Series H preferred units.................   $4.06   $4.06   $4.06
AMB Property II, L.P.       Series I preferred units.................   $4.00   $4.00   $3.04

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

CAPITAL COMMITMENTS

     Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during 2003, we initiated 13 new industrial development projects with a total estimated investment of $226.4 million at completion, aggregating an estimated
4.9 million square feet, including 438 acres of land for development in Miami's Airport West submarket for $29.7 million. The master planned park, called Beacon Lakes, is entitled for 6.8 million square feet of properties for lease or sale. We began development of the first two buildings at Beacon Lakes, which will aggregate approximately 0.4 million square feet and have an estimated investment of $19.2 million. As of December 31, 2003, we had 16 projects in our development pipeline representing a total estimated investment of $233.0 million upon completion and four development projects available for sale representing a total estimated investment of $38.8 million upon completion. Of this total, $112.2 million had been funded as of December 31, 2003, and an estimated $159.6 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, net proceeds from property divestitures, and private capital from co-investment partners, which could have an adverse effect on our cash flow.

     Acquisitions. During 2003, we invested $533.9 million in 82 operating industrial buildings, aggregating approximately 6.5 million rentable square feet, of which we invested $238.3 million in 43 operating properties, aggregating approximately 3.7 million square feet, through two of our co-investment joint ventures. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures. In addition, in October 2003, we entered into an Agreement of Sale with privately-held International Airport Centers L.L.C. and certain of its affiliated entities, pursuant to which, if fully consummated, we will acquire a 3.4 million square foot portfolio consisting of 37 airfreight buildings located adjacent to seven international airports in the U.S. for approximately $481.0 million, including $119.0 million of assumed debt. Pursuant to the Agreement of Sale, we will acquire the buildings in separate tranches, as construction is completed and certain other customary closing conditions, including acquiring the necessary consents, are met. The first closings occurred in October and

December 2003, and we currently expect the balance of the portfolio to close by the third quarter of 2004. Some of the properties in this portfolio have been allocated to one or more of our co-investment joint ventures. We financed the first tranche, and expect to finance the remainder of the purchase price, through additional debt financings and proceeds from property dispositions.

     Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 37 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2003, were as follows (dollars in thousands):

2004........................................................   $ 20,149
2005........................................................     20,272
2006........................................................     20,922
2007........................................................     21,120
2008........................................................     21,340
Thereafter..................................................    283,965
                                                               --------
  Total.....................................................   $387,768
                                                               ========

     These operating lease payments are amortized ratably over the terms of the related leases.

     Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2003, we had investments in co-investment joint ventures with a gross book value of $1.9 billion, which are consolidated for financial reporting purposes. As of December 31, 2003, we may make additional capital contributions to current and planned co-investment joint ventures of up to $27.9 million. We expect to fund these contributions with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances or net proceeds from property divestitures, which could adversely effect our cash flow.

     Captive Insurance Company. In December 2001, we formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. We capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Premiums paid to Arcata National Insurance Ltd. have a retrospective component, so that if expenses, including losses and deductibles, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, we believe that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

     Potential Unknown Liabilities. Unknown liabilities may include the following:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - claims of customers, vendors or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions;

     - accrued but unpaid liabilities incurred in the ordinary course of business;

     - tax liabilities; and

     - claims for indemnification by the officers and directors of our general partner's predecessors and others indemnified by these entities.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

     The following table summarizes our debt, interest and lease payments due by period as of December 31, 2003 (dollars in thousands):

                              LESS THAN                            MORE THAN
CONTRACTUAL OBLIGATIONS        1 YEAR     1-3 YEARS    3-5 YEARS    5 YEARS       TOTAL
-----------------------       ---------   ----------   ---------   ----------   ----------
Debt........................  $ 98,470    $  854,763   $514,704    $1,095,531   $2,563,468
Debt interest payments......   157,424       271,085    205,978        72,533      707,020
Operating lease
  commitments...............    20,149        41,194     42,460       283,965      387,768
                              --------    ----------   --------    ----------   ----------
  Total.....................  $276,043    $1,167,042   $763,142    $1,452,029   $3,658,256
                              ========    ==========   ========    ==========   ==========

                         OFF-BALANCE SHEET ARRANGEMENTS

     Standby Letters of Credit. As of December 31, 2003, we had provided approximately $64.1 million in letters of credit, of which $52.7 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

     Guarantees. Other than disclosed elsewhere in this report, as of December 31, 2003, we had outstanding guarantees in the aggregate amount of $50.2 million in connection with certain acquisitions, which are currently expected to close in 2004.

     Performance and Surety Bonds. As of December 31, 2003, we and AMB Property Corporation had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

     Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, we may be obligated to make payments to certain of joint venture partners pursuant to the terms and provisions of their contractual agreements with us. From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events.

                         SUPPLEMENTAL EARNINGS MEASURES

     FFO. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO, as defined by NAREIT, is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts, such as AMB Property Corporation, our general partner, among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company's real estate between periods or as compared to other companies.

     While FFO is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. FFO also does not consider the costs associated with capital expenditures related to our real estate assets nor is FFO necessarily indicative of cash available to fund our future cash requirements. Further, our computation of FFO may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

     The following table reflects the calculation of FFO reconciled from net income for the years ended December 31, (dollars in thousands):

                                                  2002(2)       2001(2)       2000(2)       1999(2)
                                    2003(1)     (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
                                  -----------   -----------   -----------   -----------   -----------
Net income......................  $   152,289   $   142,356   $   152,137   $   135,432   $   190,500
Income available to common
  unitholders attributable to
  limited partners..............       (7,082)       (6,843)       (7,703)       (8,042)       (8,789)
Gains from dispositions of real
  estate........................      (50,325)      (19,383)      (41,859)       (7,044)      (51,262)
Real estate related depreciation
  and amortization:
  Total depreciation and
     amortization...............      133,514       123,380       103,565        84,752        62,896
  Discontinued operations'
     depreciation...............        3,381         9,587         7,849         5,606         4,139
  Furniture, fixtures and
     equipment depreciation.....         (720)         (712)         (731)         (380)         (654)
  Ground lease
     amortization(3)............           --        (2,301)       (1,232)         (734)         (348)
Adjustments to derive FFO from
  consolidated joint ventures:
  Joint venture partners'
     minority interests (NI)....       34,412        28,940        25,973        11,750         5,261
  Limited partnership
     unitholders' minority
     interests (NI).............        3,778         4,661         5,830         7,090         8,213
  Limited partnership
     unitholders' minority
     interests (Development
     profits)...................          344            57           764            --            --
  Discontinued operations'
     minority interests (NI)....        1,968         3,246         2,292         1,508         1,036
  FFO attributable to minority
     interests..................      (65,603)      (52,051)      (40,144)      (15,055)       (8,182)
Adjustments to derive FFO from
  unconsolidated joint ventures:
  Our share of net income.......       (5,445)       (5,674)       (5,467)       (5,212)       (4,701)
  Our share of FFO..............        9,755         9,291         8,014         7,188         6,677
Preferred unit distributions....      (18,187)      (19,772)      (14,981)      (14,108)      (14,108)
Preferred unit redemption
  discount/(issuance costs).....       (5,413)          412        (7,600)           --            --
                                  -----------   -----------   -----------   -----------   -----------
  Funds from operations.........  $   186,666   $   215,194   $   186,707   $   202,751   $   190,678
                                  ===========   ===========   ===========   ===========   ===========
Basic FFO per common unit.......  $      2.17   $      2.44   $      2.09   $      2.26   $      2.10
                                  ===========   ===========   ===========   ===========   ===========
Diluted FFO per common unit.....  $      2.13   $      2.40   $      2.07   $      2.25   $      2.10
                                  ===========   ===========   ===========   ===========   ===========

                                                  2002(2)       2001(2)       2000(2)       1999(2)
                                    2003(1)     (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
                                  -----------   -----------   -----------   -----------   -----------
Weighted average common units:
  Basic.........................   85,859,899    88,204,208    89,286,379    89,566,375    90,792,310
                                  ===========   ===========   ===========   ===========   ===========
  Diluted.......................   87,616,365    89,689,310    90,325,801    90,024,511    90,867,934
                                  ===========   ===========   ===========   ===========   ===========

---------------

(1) In the quarter ended June 30, 2003, and effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT's FFO definition. Basic FFO per unit would have been $2.47, $2.10, $2.27 and $2.10 for the years ended December 31, 2002, 2001, 2000 and 1999, respectively, had we discontinued our practice of deducting amortization of investments in leasehold interests from FFO retroactively. Diluted FFO per unit would have been $2.42, $2.08, $2.26 and $2.10 for the years ended December 31, 2002, 2001, 2000 and 1999, respectively, had we discontinued our practice of deducting amortization of investments in leasehold interests from FFO retroactively.

(2) In the quarter ended September 30, 2003, we modified our FFO reporting to no longer add back impairment losses when computing FFO in accordance with NAREIT's FFO definition. Additionally, we adopted Topic D-42 and began including preferred unit redemption discounts and issuance cost write-offs in FFO. As a result, FFO for the periods presented has been restated to reflect these changes.

     EBITDA. We use earnings before interest, tax, depreciation and amortization, or EBITDA, to measure both our operating performance and liquidity. We consider EBITDA to provide investors relevant and useful information because it permits fixed income investors to view income from our operations on an unleveraged basis before the effects of non-cash depreciation and amortization expense. By excluding interest expense, EBITDA allows investors to measure our operating performance independent of our capital structure and indebtedness and, therefore, allows for a more meaningful comparison of our operating performance between quarters as well as annual periods and to compare our operating performance to that of other companies, both in the real estate industry and in other industries. We consider EBITDA to be a useful supplemental measure for reviewing our comparative performance with other companies because, by excluding non-cash depreciation expense, EBITDA can help the investing public compare the performance of a real estate company to that of companies in other industries. As a liquidity measure, we believe that EBITDA helps fixed income and equity investors to analyze our ability to meet our debt service obligations and to make our quarterly preferred unit distributions. Management uses EBITDA in the same manner as we expect investors to when measuring our operating performance and our liquidity; specifically when assessing our operating performance, and comparing that performance to other companies, both in the real estate industry and in other industries, and when evaluating our ability to meet our debt service obligations and to make our quarterly preferred unit distributions. We believe investors should consider EBITDA, in conjunction with net income (the primary measure of our performance) and the other required GAAP measures of our performance and liquidity, to improve their understanding of our operating results and liquidity, and to make more meaningful comparisons of the performance of our assets between periods and as against other companies.

     By excluding interest, taxes, depreciation and amortization when assessing our financial performance, an investor is assessing the earnings generated by our operations, but not taking into account the eliminated expenses incurred in connection with such operations. As a result, EBITDA has limitations as an analytical tool and should be used in conjunction with our required GAAP presentations. EBITDA does not reflect our historical cash expenditures or our future cash requirements for working capital, capital expenditures or contractual commitments. EBITDA also does not reflect the cash required to make interest and principal payments on our outstanding debt. While EBITDA is a relevant and widely used measure of operating performance and liquidity, it does not represent net income or cash flow from operations as defined by GAAP and it should not be considered as an alternative to those indicators in evaluating operating performance or liquidity. Further, our computation of EBITDA may not be comparable to EBITDA reported by other companies.

     The following table reflects the calculation of EBITDA reconciled to net income, a GAAP financial measure, for the years ended December 31, (dollars in thousands):

                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
Net income..............................  $152,289   $142,356   $152,137   $135,432   $190,500
Depreciation and amortization...........   133,514    123,380    103,565     84,752     62,896
Impairment losses.......................     5,251      2,846     18,600      5,900        469
Stock-based compensation amortization...     8,075      5,265      2,725      1,022        952
Adjustments to derive EBITDA from
  unconsolidated joint ventures:
  Our share of net income...............    (5,445)    (5,674)    (5,467)    (5,212)    (4,701)
  Our share of FFO......................     9,755      9,291      8,014      7,188      6,677
  Our share of interest expense.........     2,775      2,326      2,244      1,167      1,325
Gains from dispositions of real
  estate................................    (7,429)    (2,480)   (41,859)    (7,044)   (51,262)
Interest, including amortization........   146,773    146,200    124,833     85,816     84,655
Total minority interests' share of
  income................................    55,929     42,952     52,281     30,755     19,154
Total discontinued operations...........   (54,392)   (39,603)   (19,128)   (14,422)   (11,528)
Discontinued operations' EBITDA.........    15,752     38,310     32,918     25,038     20,153
                                          --------   --------   --------   --------   --------
  EBITDA................................  $462,847   $465,169   $430,863   $350,392   $319,290
                                          ========   ========   ========   ========   ========

     The following table reflects the calculation of EBITDA reconciled to net cash provided by operating activities, a GAAP financial measure, for the years ended December 31, (dollars in thousands):

                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
Net cash provided by operating
  activities............................  $271,536   $288,801   $288,562   $261,175   $198,939
Straight-line rents.....................    10,662     11,013     10,093     10,203     10,847
Adjustments to derive EBITDA from
  unconsolidated joint ventures:
  Our share of FFO(2)...................     9,755      9,291      8,014      7,188      6,677
  Our share of interest expense(3)......     2,775      2,326      2,244      1,167      1,325
Equity in loss of AMB Investment
  Management, Inc.......................        --         --        (43)    (3,159)      (875)
Development profits, net of taxes.......    14,441      1,171     17,276         --         --
Loss on investments in other
  companies.............................        --         --    (20,758)    (2,500)        --
Interest, including amortization........   146,773    146,200    124,833     85,816     84,655
Debt premiums, discounts and finance
  cost amortization, net................    (2,049)        58      3,562      6,055      3,009
Discontinued operations' interest,
  including amortization................     1,867      4,902      4,758      4,454      4,026
Changes in assets and liabilities:
  Accounts receivable and other
     assets.............................    14,603      8,269    (14,303)    37,664     (4,247)
  Accounts payable and other
     liabilities........................    (7,516)    (6,862)     6,625    (57,671)    14,934
                                          --------   --------   --------   --------   --------
  EBITDA................................  $462,847   $465,169   $430,863   $350,392   $319,290
                                          ========   ========   ========   ========   ========

---------------

(1) Our share of net income is the pro rata portion of net income based on our percentage of equity interest in each of the unconsolidated ventures contributing to net income.

(2) Our share of FFO is the pro rata portion of FFO based on our percentage of equity interest in each of the unconsolidated ventures contributing to FFO.

(3) Our share of interest expense is the pro rata portion of interest expense based on our percentage of equity interest in each of the unconsolidated ventures holding the debt.

                                 BUSINESS RISKS

     Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

GENERAL REAL ESTATE RISKS

 OUR PERFORMANCE AND VALUE ARE SUBJECT TO GENERAL ECONOMIC CONDITIONS AND RISKS ASSOCIATED WITH OUR REAL ESTATE ASSETS.

     The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may be adversely affected by:

     - changes in the general economic climate;

     - local conditions, such as oversupply of or a reduction in demand for industrial space;

     - the attractiveness of our properties to potential customers;

     - competition from other properties;

     - our ability to provide adequate maintenance and insurance;

     - increased operating costs;

     - increased cost of compliance with regulations; and

     - the potential for liability under applicable laws (including changes in tax laws).

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

 WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE.

     As of December 31, 2003, leases on a total of 17.8% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2004. We derive most of our income from rent received from our customers. Accordingly, our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew these expiring leases, if the rental rates upon renewal or reletting are significantly lower than expected. If a tenant experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to customers.

 REAL ESTATE INVESTMENTS ARE RELATIVELY ILLIQUID, MAKING IT DIFFICULT FOR US TO RESPOND PROMPTLY TO CHANGING CONDITIONS.

     Real estate assets are not as liquid as certain other types of assets. Further, our general partner is a real estate investment trust and the Internal Revenue Code regulates the number of properties that we can dispose of in a year, their tax bases and the cost of improvements that we make to the properties. These limitations, which are applicable to us as a subsidiary of AMB Property Corporation, may affect our ability to sell properties. This lack of liquidity and the Internal Revenue Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders.

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

 WE MAY BE UNABLE TO COMPLETE RENOVATION AND DEVELOPMENT PROJECTS ON ADVANTAGEOUS TERMS.

     As part of our business, we develop new and renovate existing properties. The real estate development and renovation business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders, which include:

     - we may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

     - we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

     - the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

     - substantial renovation and new development activities, regardless of their ultimate success, typically require a significant amount of management's time and attention, diverting their attention from our day-to-day operations; and

     - upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we have financed through construction loans.

 OUR PERFORMANCE AND VALUE ARE IMPACTED BY THE LOCAL ECONOMIC CONDITIONS OF AND THE RISKS ASSOCIATED WITH DOING BUSINESS IN CALIFORNIA.

     As of December 31, 2003, our industrial properties located in California represented 28.4% of the aggregate square footage of our industrial operating properties and 31.5% of our industrial annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact California's economic climate. Because of the number of properties we have located in California, a downturn in California's economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, certain of our properties are subject to possible loss from seismic activity.

 WE MAY EXPERIENCE LOSSES THAT OUR INSURANCE DOES NOT COVER.

     We carry commercial liability, property and rental loss insurance covering all the properties that we own and manage in types and amounts that we believe are adequate and appropriate given the relative risks applicable to the property, the cost of coverage and industry practice. Certain losses, such as those due to terrorism, windstorms, floods or seismic activity, may be insured subject to certain limitations, including large deductibles or co-payments and policy limits. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we consider commercially reasonable given the cost and availability of such coverage, we cannot be certain that we will be able to renew coverage on comparable terms or collect under such policies. In addition, there are other types of losses, such as those from riots, bio-terrorism, or acts of war, that are not generally insured in our industry because it is not economically feasible to do so. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds our insured limits with respect to one or more of our properties, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the joint ventures, we generally will be liable for all of the joint ventures' unsatisfied recourse obligations. Any such losses could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of December 31, 2003, we had 299 industrial buildings, aggregating approximately 24.7 million square feet and representing 28.4% of our industrial operating properties based on aggregate square footage and 31.5% based on industrial annualized base rent. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

 WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS.

     As of December 31, 2003, we owned approximately 48.1 million square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments involve certain risks, including:

     - if our partners, co-members or joint venturers go bankrupt, then we and any other remaining general partners, members, or joint venturers would generally remain liable for the partnership's, limited liability company's, or joint venture's liabilities;

     - our partners, co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

     - our partners, co-members or joint venturers may have the power to act contrary to our instructions, requests, policies, or objectives; and

     - the joint venture, limited liability and partnership agreements often restrict the transfer of a joint venturer's, member's or partner's interest or "buy-sell" or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms.

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

     - claims of customers, vendors or other persons dealing with our predecessors prior to the formation transactions or the former owners of the properties;

     - accrued but unpaid liabilities incurred in the ordinary course of business;

     - tax liabilities; and

     - claims for indemnification by the general partners, officers and directors and others indemnified by our predecessors or the former owners of the properties.

RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS

 OUR INTERNATIONAL GROWTH IS SUBJECT TO SPECIAL RISKS AND WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR INTERNATIONAL GROWTH.

     We have acquired and developed, and expect to continue to acquire and develop, properties in foreign countries. Because local markets affect our operations, our international investments are subject to economic fluctuations in the foreign locations in which we invest. In addition, our international operations are subject to the usual risks of doing business abroad such as revisions in tax treaties or other laws governing the taxation of our foreign revenues, restrictions on the transfer of funds, and, in certain parts of the world, property rights uncertainty and political instability. We cannot predict the likelihood that any of these developments may occur. Further, we have entered, and may in the future enter, into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. And even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis or at all.

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

     We are pursuing, and intend to continue to pursue, growth opportunities in international markets. As we invest in countries where the U.S. dollar is not the national currency, we are subject to foreign currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of those foreign countries. A significant depreciation in the value of the currency of one or more foreign countries where we have a significant investment may materially affect our results of operations. We attempt to mitigate any such effects by borrowing under our multi-currency credit facility in the currency of the country we are investing in and, under certain circumstances, by putting in place foreign currency put option contracts hedging exchange rate fluctuations. For leases denominated in foreign currencies, we may use derivative financial instruments to manage the foreign exchange risk. We cannot, however, assure you that our efforts will successfully neutralize all foreign currency risks.

DEBT FINANCING RISKS

 WE COULD INCUR MORE DEBT, INCREASING OUR DEBT SERVICE.

     It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of total debt-to-total market capitalization ratio to exceed approximately 45%. The aggregate amount of indebtedness that we may incur under our policy increases directly with an increase in the market price per share of AMB Property Corporation's capital stock. Further, our general partner's management could alter or eliminate this policy without unitholder or noteholder approval. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to our unitholders.

 WE FACE RISKS ASSOCIATED WITH THE USE OF DEBT TO FUND ACQUISITIONS AND DEVELOPMENTS, INCLUDING REFINANCING RISK.

     As of December 31, 2003, we had total debt outstanding of $2.6 billion. AMB Property Corporation guarantees our obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to make distributions to our unitholders and payments to our noteholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

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

Consequently, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and must rely on third-party sources of capital. Our ability to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including, general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions and the market price of AMB Property Corporation's capital stock.

 COVENANTS IN OUR DEBT AGREEMENTS COULD ADVERSELY AFFECT OUR FINANCIAL
 CONDITION.

     The terms of our credit agreements and other indebtedness require that we comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Further, as of December 31, 2003, we had 42 non-recourse secured loans that are cross-collateralized by 86 properties, totaling $920.6 million (not including unamortized debt premium). If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facility and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facility and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

CONFLICTS OF INTEREST RISKS

 SOME OF AMB PROPERTY CORPORATION'S DIRECTORS AND EXECUTIVE OFFICERS ARE INVOLVED IN OTHER REAL ESTATE ACTIVITIES AND INVESTMENTS.

     Prior to the consummation of AMB Property Corporation's initial public offering in 1997, some of its executive officers and directors acquired interests in real estate-related businesses and investments, which they still own. AMB Property Corporation's executive officers' continued involvement in other real estate-related activities could divert their attention from our day-to-day operations. AMB Property Corporation's executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit AMB Property Corporation's ability to enforce these agreements.

 CERTAIN OF AMB PROPERTY CORPORATION'S EXECUTIVE OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH US IN CONNECTION WITH OTHER PROPERTIES THAT THEY OWN OR CONTROL.

     In October 1986, our predecessor-in-interest entered into a property and asset management agreement with Inglewood Corporate Center Associates to manage an office building, in which Messrs. Moghadam and Burke and Thomas W. Tusher, also a director of AMB Property Corporation, held, directly and indirectly, 26.7%, 26.7% and 20% interests, respectively. During 2003, Inglewood transferred to a third party such property and asset management services. Until such time, Inglewood had been paying us property and asset management fees, which totaled approximately $11,500 for the period from January 1, 2003 through the date on which such management was transferred during the second quarter of 2003. Also, during 2003, Mr. Tusher's direct and indirect interests in Inglewood were redeemed for an amount equal to the estimated liquidation value of such venture's assets. As a result, each of Messrs. Moghadam and Burke now holds, directly and indirectly, a 33.3% interest in Inglewood.

     Certain of AMB Property Corporation's executive officers and directors own interests in other real-estate related businesses and investments, including retail development projects, office buildings and de minimus holdings of the equity securities of public and private real estate companies. We believe that these properties and activities generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director of AMB Property Corporation, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, AMB Property Corporation's executive officers' and directors' continued involvement in these properties could divert management's attention from our day-to-day operations. We will not acquire any properties from AMB Property Corporation's executive officers, directors or their affiliates unless the transaction is approved by a majority of the disinterested and independent (as defined by the rules of the New York Stock Exchange) members of AMB Property Corporation's board of directors with respect to that transaction.

 AMB PROPERTY CORPORATION'S DUTY TO ITS STOCKHOLDERS MAY CONFLICT WITH THE INTEREST OF OUR LIMITED PARTNERS AND NOTEHOLDERS.

     AMB Property Corporation has fiduciary obligations to its stockholders, the discharge of which, may conflict with the interests of our limited partners and noteholders.

RISKS ASSOCIATED WITH GOVERNMENT REGULATIONS

 COMPLIANCE OR FAILURE TO COMPLY WITH THE AMERICANS WITH DISABILITIES ACT AND OTHER SIMILAR REGULATIONS COULD RESULT IN SUBSTANTIAL COSTS.

     Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flow and the amounts available for distribution to our unitholders and payments to our noteholders may be adversely affected. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life-safety requirements. We could incur fines or private damage awards if we fail to comply with these requirements. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flow and results of operations.

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

     At the time of acquisition, we subject all of our properties to a Phase I or similar environmental assessments by independent environmental consultants and we may have additional Phase II testing performed upon consultant's recommendation. These environmental assessments have not revealed, and we are not aware of, any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Nonetheless, it is possible that the assessments did not reveal all environmental liabilities and that there are material environmental liabilities unknown to us, or that known environmental conditions may give rise to liabilities that are greater than we anticipated. Further, our properties' current environmental condition may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks), or by unrelated third parties. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow, and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

FEDERAL INCOME TAX RISKS

 CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME, RESULTING IN A PENALTY TAX ON GAIN ATTRIBUTABLE TO THE TRANSACTION.

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

RISKS ASSOCIATED WITH OUR DEPENDENCE ON OUR GENERAL PARTNER'S KEY PERSONNEL

     We depend on the efforts of our general partner's executive officers. While we believe that we could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. AMB Property Corporation does not have employment agreements with any of its executive officers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices, interest rates and foreign exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2003, we had no interest rate caps or swaps. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Resources -- Market Capitalization."

     The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $10.8 million as of December 31, 2003 (dollars in thousands):

                              2004       2005       2006       2007       2008     THEREAFTER     TOTAL
                             -------   --------   --------   --------   --------   ----------   ----------
Fixed rate debt(1).........  $96,425   $354,372   $168,961   $138,067   $365,496   $1,062,154   $2,185,475
Average interest rate......      7.0%       7.0%       6.9%       7.1%       6.9%         6.7%         6.9%
Variable rate debt(2)......  $ 2,045   $279,532   $ 51,898   $  5,504   $  5,637   $   33,377   $  377,993
Average interest rate......      3.6%       1.9%       1.6%       3.8%       4.1%         4.1%         2.1%

---------------

(1) Represents 85.3% of all outstanding debt.

(2) Represents 14.7% of all outstanding debt.

     If market rates of interest on our variable rate debt increased by 10% (or approximately 20 basis points), then the increase in interest expense on the variable rate debt would be $0.8 million annually. As of December 31, 2003, the estimated fair value of our fixed rate debt was $2,472.2 million based on our estimate of current market interest rates.

     As of December 31, 2003 and 2002, variable rate debt comprised 14.7% and 9.3%, respectively, of all our outstanding debt. Variable rate debt was $378.0 million and $206.1 million, respectively, as of December 31, 2003 and 2002. The increase is due to a higher outstanding balance on our credit facility. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

     Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at December 31, 2003, were a forward contract hedging against adverse foreign exchange fluctuations in the Mexican peso against the U.S. dollar and a put option hedging against adverse equity fluctuations affecting the value of stock warrants obtained from customers. The following table summarizes our financial instruments as of December 31, 2003:

                                                              CARRYING    FAIR
RELATED DERIVATIVES                                            AMOUNT    VALUE
-------------------                                           --------   ------
                                                               (IN THOUSANDS)
MXN/USD Forward Contract (USD short):
  Expected Maturity March 30, 2004..........................
  Contract Amount (MXN pesos)...............................   37,201
  Forward Exchange Rate.....................................    10.86
  Contract Amount (USD Dollars).............................  $ 3,426
  Fair Value at December 31, 2003...........................             $3,273
Put Option:
  Contract Amount...........................................  $   188
  Fair Value at December 31, 2003...........................             $   57

     Foreign Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of partners' capital and totaled $0.7 million for the year ended December 31, 2003.

     Our foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the year ended

December 31, 2003, losses from remeasurement included in our results of operations were less than $0.1 million.

     We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity's functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 15: Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our general partner's chief executive officer, president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our general partner's chief executive officer, president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our general partner's chief executive officer, president and chief financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEMS 10, 11, 12, 13 AND 14.

     The information required by Items 10 through 14 will be contained in a definitive proxy statement for AMB Property Corporation's Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) FINANCIAL STATEMENTS AND SCHEDULES:

     The following consolidated financial information is included as a separate section of this report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-1
Consolidated Balance Sheets as of December 31, 2003 and
2002........................................................  F-2
Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001............................  F-3
Consolidated Statements of Partners' Capital for the years
ended
December 31, 2003, 2002 and 2001............................  F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001............................  F-5
Notes to Consolidated Financial Statements..................  F-6
Schedule III -- Real Estate and Accumulated Depreciation....  S-1

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (a)(3) EXHIBITS:

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    3.1        Tenth Amended and Restated Agreement of Limited Partnership
               of AMB Property, L.P. dated as of November 26, 2003
               (incorporated by reference to Exhibit 3.2 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on November 26,
               2003).
    4.1        $30,000,000 7.925% Fixed Rate Note No. 1 dated August 18,
               2000, attaching the Parent Guarantee dated August 18, 2000
               (incorporated by reference to Exhibit 4.5 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2000).
    4.2        $25,000,000,000 7.925% Fixed Rate Note No. 2 dated September
               12, 2000, attaching the Parent Guarantee dated September 12,
               2000 (incorporated by reference to Exhibit 4.6 of AMB
               Property, L.P.'s Annual Report on Form 10-K for the year
               ended December 31, 2000).
    4.3        $50,000,000 8.00% Fixed Rate Note No. 3 dated October 26,
               2000, attaching the Parent Guarantee dated October 26, 2000
               (incorporated by reference to Exhibit 4.7 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2000).
    4.4        $25,000,000 8.000% Fixed Rate Note No. 4 dated October 26,
               2000, attaching the Parent Guarantee dated October 26, 2000
               (incorporated by reference to Exhibit 4.8 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2000).
    4.5        $50,000,000 7.20% Fixed Rate Note No. 5 dated December 19,
               2000, attaching the Parent Guarantee dated December 19, 2000
               (incorporated herein by reference to Exhibit 4.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               8, 2001).
    4.6        $50,000,000 7.20% Fixed Rate Note No. 6 dated December 19,
               2000, attaching the Parent Guarantee dated December 19, 2000
               (incorporated herein by reference to Exhibit 4.2 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               8, 2001).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    4.7        $50,000,000 7.20% Fixed Rate Note No. 7 dated December 19,
               2000, attaching the Parent Guarantee dated December 19, 2000
               (incorporated herein by reference to Exhibit 4.3 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               8, 2001).
    4.8        Indenture dated as of June 30, 1998, by and among AMB
               Property, L.P., AMB Property Corporation and State Street
               Bank and Trust Company of California, N.A., as trustee
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Registration Statement on Form S-11 (No. 333-49163)).
    4.9        First Supplemental Indenture dated as of June 30, 1998 by
               and among AMB Property, L.P., AMB Property Corporation and
               State Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.2 of AMB
               Property, L.P.'s Registration Statement on Form S-11 (No.
               333-49163)).
    4.10       Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
               State Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.3 of AMB
               Property, L.P.'s Registration Statement on Form S-11 (No.
               333-49163)).
    4.11       Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
               State Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.4 of AMB
               Property, L.P.'s Registration Statement on Form S-11 (No.
               333-49163)).
    4.12       Fourth Supplemental Indenture, by and among AMB Property,
               L.P., AMB Property Corporation and State Street Bank and
               Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.'s Current
               Report on Form 8-K/A filed on November 9, 2000).
    4.13       Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State
               Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.15 of AMB
               Property, L.P.'s Annual Report on Form 10-K for the year
               ended December 31, 2002).
    4.14       Specimen of 7.10% Notes due 2008 (included in the First
               Supplemental Indenture incorporated by reference as Exhibit
               4.2 of AMB Property, L.P.'s Registration Statement on Form
               S-11 (No. 333-49163)).
    4.15       Specimen of 7.50% Notes due 2018 (included in the Second
               Supplemental Indenture incorporated by reference as Exhibit
               4.3 of AMB Property, L.P.'s Registration Statement on Form
               S-11 (No. 333-49163)).
    4.16       Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.'s Registration
               Statement on Form S-11 (No. 333-49163)).
    4.17       $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9,
               2001, attaching the Parent Guarantee dated January 9, 2001
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on January 31,
               2001).
    4.18       $50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on March 16, 2001).
    4.19       $25,000,000 6.75% Fixed Rate Note No. 10 dated September 6,
               2001, attaching the Parent Guarantee dated September 6, 2001
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on September 18,
               2001).
    4.20       $20,000,000 5.90% Fixed Rate Note No. 11 dated January 17,
               2002, attaching the Parent Guarantee dated January 17, 2002
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on January 23,
               2002).
    4.21       $75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10,
               2003, attaching the Parent Guarantee dated November 10, 2003
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003).
    4.22       $50,000,000 Floating Rate Note No. B-1 dated November 21,
               2003, attaching the Parent Guarantee dated November 21, 2003
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on November 21,
               2003).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   10.1        Distribution Agreement dated May 7, 2002, by and among AMB
               Property Corporation, AMB Property, L.P., Morgan Stanley &
               Co. Incorporated, A.G. Edwards & Sons, Inc., Banc of America
               Securities LLC, Bear, Stearns & Co. Inc., Commerzbank
               Capital Markets Corp., First Union Securities, Inc., J.P.
               Morgan Securities Inc., Lehman Brothers Inc., and PNC
               Capital Markets, Inc.
   10.2        Terms Agreement dated as of December 14, 2000, by and
               between Morgan Stanley & Co., Incorporated and J.P. Morgan
               Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.'s Current
               Report on Form 8-K filed on January 8, 2001).
   10.3        Terms Agreement dated as of January 4, 2001, by and between
               A.G. Edwards & Sons, Inc. and AMB Property, L.P.
               (incorporated herein by reference to Exhibit 1.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               31, 2001).
   10.4        Terms Agreement dated as of March 2, 2001, by and among
               First Union Securities, Inc., AMB Property, L.P. and AMB
               Property Corporation (incorporated by reference to Exhibit
               1.1 of AMB Property, L.P.'s Current Report on Form 8-K filed on March 16, 2001).
   10.5        Form of Change in Control and Noncompetition Agreement
               between AMB Property Corporation and Executive Officers
               (incorporated by reference to Exhibit 10.6 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 1998).
   10.6        Twelfth Amended and Restated Agreement of Limited
               Partnership of AMB Property II, L.P., dated as of November
               14, 2003 (incorporated by reference to Exhibit 10.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on
               November 17, 2003).
   10.7        Amended and Restated Revolving Credit Agreement, dated as of
               December 11, 2002, by and among AMB Property, L.P., the
               banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as
               syndication agent, J.P. Morgan Securities Inc. and Banc of
               America Securities LLC, as joint lead arrangers and joint
               bookrunners, Bank One, NA, Commerzbank Aktiengesellschaft,
               New York and Grand Cayman Branches and Wachovia Bank, N.A.,
               as documentation agents, PNC Bank, National Association, The
               Bank of Nova Scotia, acting through its San Francisco
               Agency, and Wells Fargo Bank, N.A., as managing agents, and
               KeyBank National Association, as co-agent (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.'s Current
               Report on Form 8-K filed on December 18, 2002).
   10.8        Amendment to Amended and Restated Credit Agreement dated as of July 10, 2003, by and among AMB Property, L.P., the banks listed therein, JP Morgan Chase Bank, as administrative
               agent, Bank of America, N.A., as syndication agent, and Bank
               One, N.A., Commerzbank, A.G., New York and Grand Cayman
               Branches, and Wachovia Bank, as documentation agent
               (incorporated by reference to Exhibit 10.3 of AMB Property,
               L.P.'s Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2003).
   10.9        Guaranty of Payment, dated as of December 11, 2002, by AMB
               Property Corporation for the benefit of JP Morgan Chase
               Bank, as administrative agent, and J.P. Morgan Europe
               Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Revolving
               Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.'s Current Report on Form 8-K filed on
               December 18, 2002).
   10.10       Qualified Borrower Guaranty, dated as of December 11, 2002, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Revolving
               Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.'s Current Report on Form 8-K filed on
               December 18, 2002).
   10.11       Terms Agreement dated as of August 30, 2001, by and among
               Lehman Brothers Inc., AMB Property, L.P., and AMB Property
               Corporation (incorporated by reference to Exhibit 1.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on
               September 18, 2001).
   10.12       Terms Agreement dated as of January 14, 2002, by and among
               Lehman Brothers Inc., AMB Property, L.P., and AMB Property
               Corporation (incorporated by reference to Exhibit 1.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               23, 2002).
   10.13       Third Amended and Restated 1997 Stock Option and Incentive
               Plan of AMB Property Corporation and AMB Property, L.P.
               (incorporated by reference to Exhibit 10.22 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2001).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   10.14       Amendment No. 1 to the Third Amended and Restated 1997 Stock
               Option and Incentive Plan of AMB Property Corporation and
               AMB Property, L.P. (incorporated by reference to Exhibit
               10.23 of AMB Property, L.P.'s Annual Report on Form 10-K for
               the year ended December 31, 2001).
   10.15       2002 Stock Option and Incentive Plan of AMB Property
               Corporation and AMB Property, L.P. (incorporated by
               reference to Exhibit 10.21 of AMB Property, L.P.'s Annual
               Report on Form 10-K for the year ended December 31, 2001).
   10.16       Amended and Restated AMB Nonqualified Deferred Compensation
               Plan (incorporated by reference to Exhibit 4.17 of AMB
               Property, L.P.'s Registration Statement on Form S-8 (No.
               333-100214)).
   10.17       Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and
               Annuity Association of America (incorporated by reference to
               Exhibit 99.1 of AMB Property, L.P.'s Current Report on Form
               8-K filed on November 6, 2003).
   10.18       Agreement of Sale made as of October 6, 2003, by and between
               AMB Property, L.P., International Airport Centers L.L.C. and
               certain affiliated entities (incorporated by reference to
               Exhibit 99.3 of AMB Property, L.P.'s Current Report on Form
               8-K filed on November 6, 2003).
   21.1        Subsidiaries of AMB Property, L.P.
   23.1        Consent of PricewaterhouseCoopers LLP.
   24.1        Powers of Attorney (included in Part IV of this Form 10-K)
   31.1        Rule 13a-14 (a)/15d-14 (a) Certifications dated March 11,
               2004.
   32.1        18 U.S.C. sec. 1350 Certifications dated March 11, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the
               Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings,
               whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b) REPORTS ON FORM 8-K:

     AMB Property, L.P. filed a Current Report on Form 8-K on November 6, 2003, in connection with the issuance of $75.0 million in senior unsecured notes under its medium-term note program.

     AMB Property, L.P. filed a Current Report on Form 8-K on November 17, 2003, in connection with AMB Property II, L.P.'s issuance of Class B Common Limited Partnership Units.

     AMB Property, L.P. filed a Current Report on Form 8-K/A on November 19, 2003, in connection with AMB Property II, L.P.'s issuance of Class B Common Limited Partnership Units.

     AMB Property, L.P. filed a Current Report on Form 8-K on November 21, 2003, in connection with the issuance of $50.0 million in senior unsecured notes under its medium-term note program.

     AMB Property. L.P. filed a Current Report on Form 8-K on November 26, 2003, in connection with the issuance of AMB Property Corporation's Series M Preferred Stock.

     AMB Property, L.P. filed a Current Report on Form 8-K on December 22, 2003, in connection with certain of its 2003 property acquisitions.

     AMB Property, L.P. filed a Current Report on Form 8-K/A on February 25, 2004, to file audited financial statements and unaudited pro forma financial information in connection with certain of its 2003 property acquisitions.

     (c) EXHIBITS:

     See Item 15(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES:

     See Item 15(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

                                          AMB PROPERTY, L.P.
                                          Registrant
                                          By: AMB Property Corporation, its
                                          General Partner

                                          By:     /s/ HAMID R. MOGHADAM
                                            ------------------------------------
                                                     Hamid R. Moghadam
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, the general partner of AMB Property, L.P., hereby severally constitute Hamid R. Moghadam, W. Blake Baird, Michael A. Coke and Tamra D. Browne, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors of AMB Property Corporation, as general partner of AMB Property, L.P., to enable AMB Property, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AMB Property Corporation, the general partner of AMB Property, L.P., and in the capacities and on the dates indicated.

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

              /s/ HAMID R. MOGHADAM                   Chairman of the Board and Chief     March 11, 2004
 ------------------------------------------------            Executive Officer
                Hamid R. Moghadam                      (Principal Executive Officer)

                /s/ W. BLAKE BAIRD                         President and Director         March 11, 2004
 ------------------------------------------------
                  W. Blake Baird

               /s/ T. ROBERT BURKE                                Director                March 11, 2004
 ------------------------------------------------
                 T. Robert Burke

                /s/ DAVID A. COLE                                 Director                March 11, 2004
 ------------------------------------------------
                  David A. Cole

               /s/ J. MICHAEL LOSH                                Director                March 11, 2004
 ------------------------------------------------
                 J. Michael Losh

              /s/ FREDERICK W. REID                               Director                March 11, 2004
 ------------------------------------------------
                Frederick W. Reid

              /s/ JEFFREY L. SKELTON                              Director                March 11, 2004
 ------------------------------------------------
                Jeffrey L. Skelton

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----


                                                                  Director
 ------------------------------------------------
                 Thomas W. Tusher

               /s/ CARYL B. WELBORN                               Director                March 11, 2004
 ------------------------------------------------
                 Caryl B. Welborn

               /s/ MICHAEL A. COKE                      Chief Financial Officer and       March 11, 2004
 ------------------------------------------------      Executive Vice President (Duly
                 Michael A. Coke                      Authorized Officer and Principal
                                                     Financial and Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
AMB Property, L.P.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of AMB Property, L.P. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of AMB Property Corporation, the general partner of AMB Property, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, AMB Property, L.P. adopted Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in 2003 and the expense recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, in 2002. In addition, as discussed in Note 2 to the consolidated financial statements, AMB Property, L.P. restated its net income available to common unitholders for the year ended December 31, 2001 for the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.

                                          PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 13, 2004

                               AMB PROPERTY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2003            2002
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                      UNIT AMOUNTS)
                                          ASSETS
Investments in real estate:
  Land......................................................   $1,403,807      $1,236,406
  Buildings and improvements................................    3,888,272       3,553,886
  Construction in progress..................................      199,628         132,490
                                                               ----------      ----------
    Total investments in properties.........................    5,491,707       4,922,782
  Accumulated depreciation and amortization.................     (474,452)       (362,540)
                                                               ----------      ----------
    Net investments in properties...........................    5,017,255       4,560,242
Investments in unconsolidated joint ventures................       52,009          64,428
Properties held for divestiture, net........................       11,751         107,871
                                                               ----------      ----------
       Net investments in real estate.......................    5,081,015       4,732,541
Cash and cash equivalents...................................      127,678          89,332
Restricted cash.............................................       28,985          27,882
Mortgages receivable........................................       43,145          13,133
Accounts receivable, net of allowance for doubtful accounts
  of $6,581 and $6,720, respectively........................       88,452          74,207
Other assets................................................       51,391          52,199
                                                               ----------      ----------
    Total assets............................................   $5,420,666      $4,989,294
                                                               ==========      ==========

                             LIABILITIES AND PARTNERS' CAPITAL
Debt:
  Secured debt..............................................   $1,363,890      $1,284,675
  Unsecured senior debt securities..........................      925,000         800,000
  Alliance Fund II credit facility..........................           --          45,500
  Unsecured debt............................................        9,628          10,186
  Unsecured credit facility.................................      275,739          95,000
                                                               ----------      ----------
    Total debt..............................................    2,574,257       2,235,361
Distributions payable.......................................       39,076          41,213
Accounts payable and other liabilities......................      148,019         140,503
                                                               ----------      ----------
    Total liabilities.......................................    2,761,352       2,417,077
Commitments and contingencies (Notes 15)
Minority interests:
  Joint venture partners....................................      659,487         488,524
  Preferred unitholders.....................................      164,084         167,266
                                                               ----------      ----------
    Total minority interests................................      823,571         655,790
Partners' capital:
  General partner, 81,563,502 and 81,800,038 units
    outstanding, respectively; 2,000,000 Series L preferred
    units issued and outstanding with a $50,000 liquidation
    preference and 2,300,000 Series M preferred units issued
    and outstanding with a $57,500 liquidation preference at
    December 31, 2003 and 3,995,800 Series A preferred units
    outstanding with a $99,895 liquidation preference at
    December 31, 2002.......................................    1,666,899       1,680,950
  Limited partners, 4,763,790 and 4,846,387 units,
    respectively; 800,000 Series J preferred units with a
    $40,000 liquidation preference, 800,000 Series K
    preferred units with a $40,000 liquidation preference at
    December 31, 2003 and 1,300,000 Series B preferred units
    with a $65,000 liquidation preference at December 31,
    2002....................................................      168,844         235,477
                                                               ----------      ----------
    Total partners' capital.................................    1,835,743       1,916,427
                                                               ----------      ----------
    Total liabilities and partners' capital.................   $5,420,666      $4,989,294
                                                               ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                          (RESTATED)
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT UNIT
                                                                       AND PER UNIT AMOUNTS)
REVENUES
  Rental revenues...........................................  $   601,700   $   578,489   $   523,294
  Private capital income....................................       13,337        11,193        10,972
                                                              -----------   -----------   -----------
    Total revenues..........................................      615,037       589,682       534,266
COSTS AND EXPENSES
  Property operating expenses...............................      (88,513)      (76,431)      (63,710)
  Real estate taxes.........................................      (71,394)      (67,698)      (62,632)
  Depreciation and amortization.............................     (133,514)     (123,380)     (103,565)
  Impairment losses.........................................       (5,251)       (2,846)      (18,600)
  General and administrative................................      (47,729)      (47,207)      (35,820)
                                                              -----------   -----------   -----------
    Total costs and expenses................................     (346,401)     (317,562)     (284,327)
                                                              -----------   -----------   -----------
OTHER INCOME AND EXPENSES
  Equity in earnings of unconsolidated joint ventures.......        5,445         5,674         5,467
  Interest and other income.................................        4,648        10,460        16,340
  Gains from dispositions of real estate....................        7,429         2,480        41,859
  Merchant development profits, net.........................       14,441         1,171        17,276
  Loss on investments in other companies....................           --            --       (20,758)
  Interest, including amortization..........................     (146,773)     (146,200)     (124,833)
                                                              -----------   -----------   -----------
      Total other income and expenses.......................     (114,810)     (126,415)      (64,649)
                                                              -----------   -----------   -----------
        Income before minority interests and discontinued
          operations........................................      153,826       145,705       185,290
                                                              -----------   -----------   -----------
  Minority interests' share of income:
    Joint venture partners' share of operating income.......      (34,412)      (28,940)      (25,973)
    Joint venture partners' share of development profits....       (8,098)         (139)       (4,107)
    Preferred unitholders...................................      (13,419)      (13,873)      (22,201)
                                                              -----------   -----------   -----------
      Total minority interests' share of income.............      (55,929)      (42,952)      (52,281)
                                                              -----------   -----------   -----------
Income from continuing operations...........................       97,897       102,753       133,009
                                                              -----------   -----------   -----------
Discontinued operations:
  Income attributable to discontinued operations, net of
    minority interests......................................        9,033        21,772        19,128
  Gains from dispositions of real estate, net of minority
    interests...............................................       45,359        17,831            --
                                                              -----------   -----------   -----------
      Total discontinued operations.........................       54,392        39,603        19,128
                                                              -----------   -----------   -----------
  Net income................................................      152,289       142,356       152,137
    Series A, L and M preferred unit distributions..........       (6,999)       (8,496)       (8,500)
    Series B preferred unit distributions...................       (4,828)       (5,606)       (5,608)
    Series J preferred unit distributions...................       (3,180)       (3,303)         (873)
    Series K preferred unit distributions...................       (3,180)       (2,367)           --
    Preferred unit redemption discount/(issuance costs).....       (5,413)          412        (7,600)
                                                              -----------   -----------   -----------
      Net income available to common unitholders............  $   128,689   $   122,996   $   129,556
                                                              ===========   ===========   ===========
INCOME AVAILABLE TO COMMON UNITHOLDERS ATTRIBUTABLE TO:
  General partner...........................................  $   121,607   $   116,153   $   121,853
  Limited partners..........................................        7,082         6,843         7,703
                                                              -----------   -----------   -----------
      Net income available to common unitholders............  $   128,689   $   122,996   $   129,556
                                                              ===========   ===========   ===========
BASIC INCOME PER COMMON UNIT
  Income from continuing operations (includes preferred unit distributions and preferred unit redemption
    discount/(issuance costs))..............................  $      0.87   $      0.94   $      1.23
  Discontinued operations...................................         0.63          0.45          0.22
                                                              -----------   -----------   -----------
      Net income available to common unitholders............  $      1.50   $      1.39   $      1.45
                                                              ===========   ===========   ===========
DILUTED INCOME PER COMMON UNIT
  Income from continuing operations (includes preferred unit distributions and preferred unit redemption
    discount/(issuance costs))..............................  $      0.85   $      0.93   $      1.22
  Discontinued operations...................................         0.62          0.44   $      0.21
                                                              -----------   -----------   -----------
      Net income available to common unitholders............  $      1.47   $      1.37   $      1.43
                                                              ===========   ===========   ===========
WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
  Basic.....................................................   85,859,899    88,204,208    89,286,379
                                                              ===========   ===========   ===========
  Diluted...................................................   87,616,365    89,689,310    90,325,801
                                                              ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                   GENERAL PARTNER
                                                   -----------------------------------------------
                                                      PREFERRED UNITS           COMMON UNITS
                                                   ---------------------   -----------------------
                                                     UNITS       AMOUNT      UNITS        AMOUNT
                                                   ----------   --------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)
Balance at December 31, 2000.....................   4,000,000   $ 96,100   83,909,340   $1,671,830
 Comprehensive income:
 Net income......................................          --      8,500           --      121,853
 Unrealized gain on securities...................          --         --           --        3,732
   Total comprehensive income....................          --
 Contributions...................................          --         --           --           --
 Issuance of common limited partnership units in
   connection with the issuance of restricted
   stock and options.............................          --         --      237,920        5,853
 Issuance of common limited partnership units in
   connection with the exercise of stock
   options.......................................          --         --      201,960        4,274
 Conversion of operating partnership units to
   common stock..................................          --         --      635,798       15,255
 Conversion of operating partnership units to
   cash..........................................          --         --           --           --
 Retirement of units.............................          --         --   (1,392,600)     (32,892)
 Deferred compensation...........................          --         --           --       (5,853)
 Deferred compensation amortization..............          --         --           --        2,725
 Reallocation of interests.......................          --         --           --         (256)
 Distributions...................................          --     (8,500)          --     (133,479)
                                                   ----------   --------   ----------   ----------
Balance at December 31, 2001.....................   4,000,000     96,100   83,592,418    1,653,042
 Comprehensive income:
 Net income......................................          --      8,496           --      115,741
 Unrealized gain on securities...................          --         --           --          412
 Currency translation adjustment.................          --         --           --           31
   Total comprehensive income....................          --
 Contributions...................................          --         --           --           --
 Issuance of common limited partnership units in
   connection with the issuance of restricted
   stock and options.............................          --         --      170,604        7,478
 Issuance of common limited partnership units in
   connection with the exercise of stock
   options.......................................          --         --      565,976       14,830
 Conversion of operating partnership units to
   common stock..................................          --         --      122,640        2,309
 Conversion of operating partnership units to
   cash..........................................          --         --           --           --
 Retirement of units.............................      (4,200)      (106)  (2,651,600)     (69,399)
 Deferred compensation...........................          --         --           --       (7,478)
 Deferred compensation amortization..............          --         --           --        5,265
 Reallocation of interests.......................          --         --           --          (54)
 Distributions...................................          --     (8,496)          --     (137,221)
                                                   ----------   --------   ----------   ----------
Balance at December 31, 2002.....................   3,995,800     95,994   81,800,038    1,584,956
 Comprehensive income:
 Net income......................................          --      6,999           --      121,607
 Unrealized gain on securities...................          --         --           --          812
 Currency translation adjustment.................          --         --           --          662
   Total comprehensive income....................          --
 Contributions...................................   4,300,000    103,373           --           --
 Issuance of common limited partnership units in
   connection with the issuance of restricted
   stock and options.............................          --         --      256,611       11,473
 Issuance of common limited partnership units in
   connection with the exercise of stock
   options.......................................          --         --      317,753        6,947
 Issuance of common limited partnership units for
   the acquisition of properties.................          --         --           --           --
 Conversion of operating partnership units to
   common stock..................................          --         --        2,000           58
 Conversion of operating partnership units to
   cash..........................................          --         --           --           --
 Retirement of units.............................  (3,995,800)   (95,994)    (812,900)     (21,239)
 Deferred compensation...........................          --         --           --      (11,470)
 Deferred compensation amortization..............          --         --           --        8,076
 Reallocation of interests.......................          --         --           --       (1,102)
 Distributions...................................          --     (6,999)          --     (137,254)
                                                   ----------   --------   ----------   ----------
BALANCE AS OF DECEMBER 31, 2003..................   4,300,000   $103,373   81,563,502   $1,563,526
                                                   ==========   ========   ==========   ==========

                                                                 LIMITED PARTNERS
                                                   --------------------------------------------
                                                      PREFERRED UNITS          COMMON UNITS
                                                   ---------------------   --------------------
                                                     UNITS       AMOUNT      UNITS      AMOUNT      TOTAL
                                                   ----------   --------   ---------   --------   ----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)
Balance at December 31, 2000.....................   1,300,000   $ 62,319   5,827,917   $115,654   $1,945,903
 Comprehensive income:
 Net income......................................          --      6,481          --      7,703
 Unrealized gain on securities...................          --         --          --        230
   Total comprehensive income....................                                                    148,499
 Contributions...................................     800,000     38,906          --         --       38,906
 Issuance of common limited partnership units in
   connection with the issuance of restricted
   stock and options.............................          --         --          --         --        5,853
 Issuance of common limited partnership units in
   connection with the exercise of stock
   options.......................................          --         --          --         --        4,274
 Conversion of operating partnership units to
   common stock..................................          --         --    (635,798)   (12,650)       2,605
 Conversion of operating partnership units to
   cash..........................................          --         --    (223,092)    (4,343)      (4,343)
 Retirement of units.............................          --         --          --         --      (32,892)
 Deferred compensation...........................          --         --          --         --       (5,853)
 Deferred compensation amortization..............          --         --          --         --        2,725
 Reallocation of interests.......................          --         --          --        256           --
 Distributions...................................          --     (6,481)         --     (8,065)    (156,525)
                                                   ----------   --------   ---------   --------   ----------
Balance at December 31, 2001.....................   2,100,000    101,225   4,969,027     98,785    1,949,152
 Comprehensive income:
 Net income......................................          --     11,276          --      6,843
 Unrealized gain on securities...................          --         --          --         --
 Currency translation adjustment.................          --         --          --         --
   Total comprehensive income....................                                                    142,799
 Contributions...................................     800,000     38,932          --         --       38,932
 Issuance of common limited partnership units in
   connection with the issuance of restricted
   stock and options.............................          --         --          --         --        7,478
 Issuance of common limited partnership units in
   connection with the exercise of stock
   options.......................................          --         --          --         --       14,830
 Conversion of operating partnership units to
   common stock..................................          --         --          --         --        2,309
 Conversion of operating partnership units to
   cash..........................................          --         --    (122,640)    (2,309)      (2,309)
 Retirement of units.............................          --         --          --         --      (69,505)
 Deferred compensation...........................          --         --          --         --       (7,478)
 Deferred compensation amortization..............          --         --          --         --        5,265
 Reallocation of interests.......................          --        946          --       (982)         (90)
 Distributions...................................          --    (11,276)         --     (7,963)    (164,956)
                                                   ----------   --------   ---------   --------   ----------
Balance at December 31, 2002.....................   2,900,000    141,103   4,846,387     94,374    1,916,427
 Comprehensive income:
 Net income......................................          --     11,188          --      7,082
 Unrealized gain on securities...................          --         --          --         --
 Currency translation adjustment.................          --         --          --         --
   Total comprehensive income....................                                                    148,350
 Contributions...................................          --         --          --         --      103,373
 Issuance of common limited partnership units in
   connection with the issuance of restricted
   stock and options.............................          --         --          --         --       11,473
 Issuance of common limited partnership units in
   connection with the exercise of stock
   options.......................................          --         --          --         --        6,947
 Issuance of common limited partnership units for
   the acquisition of properties.................          --         --     145,548      4,487        4,487
 Conversion of operating partnership units to
   common stock..................................          --         --      (2,000)       (38)          20
 Conversion of operating partnership units to
   cash..........................................          --         --    (226,145)    (4,340)      (4,340)
 Retirement of units.............................  (1,300,000)   (63,288)         --         --     (180,521)
 Deferred compensation...........................          --         --          --         --      (11,470)
 Deferred compensation amortization..............          --         --          --         --        8,076
 Reallocation of interests.......................          --         --          --     (2,686)      (3,788)
 Distributions...................................          --    (11,188)         --     (7,850)    (163,291)
                                                   ----------   --------   ---------   --------   ----------
BALANCE AS OF DECEMBER 31, 2003..................   1,600,000   $ 77,815   4,763,790   $ 91,029   $1,835,743
                                                   ==========   ========   =========   ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 152,289   $ 142,356   $ 152,137
Adjustments to net income:
  Straight-line rents.......................................    (10,662)    (11,013)    (10,093)
  Depreciation and amortization.............................    133,514     123,380     103,565
  Impairment losses.........................................      5,251       2,846      18,600
  Stock-based compensation amortization.....................      8,075       5,265       2,725
  Equity in earnings of unconsolidated joint ventures.......     (5,445)     (5,674)     (5,467)
  Equity in loss of AMB Investment Management...............         --          --          43
  Gains from dispositions of real estate....................     (7,429)     (2,480)    (41,859)
  Merchant development profits, net of minority interests...    (14,441)     (1,171)    (17,276)
  Loss on investments in other companies....................         --          --      20,758
  Debt premiums, discounts and finance cost amortization,
    net.....................................................      2,049         (58)     (3,562)
  Total minority interests' share of net income.............     55,929      42,952      52,281
  Discontinued operations:
    Depreciation and amortization...........................      3,381       9,587       7,849
    Joint venture partners' share of net income.............      1,471       2,049       1,183
    Gains from dispositions of real estate, net of minority
      interests.............................................    (45,359)    (17,831)         --
  Changes in assets and liabilities:
    Accounts receivable and other assets....................    (14,603)     (8,269)     14,303
    Accounts payable and other liabilities..................      7,516       6,862      (6,625)
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............    271,536     288,801     288,562
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash...................................      1,103     (19,221)     13,703
Cash paid for property acquisitions.........................   (477,261)   (355,964)   (402,208)
Additions to land, buildings, development costs and other
  first generation improvements.............................   (227,628)   (152,196)   (174,651)
Additions to second generation building improvements and
  lease costs...............................................    (56,250)    (54,931)    (47,842)
Net proceeds from divestiture of real estate................    423,996     257,383     242,505
Additions to interests in unconsolidated joint ventures.....    (20,147)         --          --
Distributions received from unconsolidated joint ventures...     38,196       6,458       5,341
Repayment/(issuance) of mortgage receivable.................    (30,012)     74,081          --
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................   (348,003)   (244,390)   (363,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units....................................      6,947      14,830       4,274
Repurchase and retirement of common and preferred units.....   (121,239)    (69,505)    (32,892)
Borrowings on secured debt..................................    192,750     167,960     362,052
Payments on secured debt....................................   (157,310)   (146,118)    (88,866)
Borrowings on unsecured credit facility.....................    603,550     230,000     210,000
Payments on unsecured credit facility.......................   (431,000)   (147,000)   (414,000)
Borrowings on Alliance Fund II credit facility..............      8,000      67,250     125,000
Payments on Alliance Fund II credit facility................    (53,500)   (145,250)     (1,500)
Payment of financing fees...................................     (3,187)     (6,837)     (7,296)
Net proceeds from issuances of senior debt securities.......    124,566      19,883      99,406
Net proceeds from issuances of preferred units..............    103,373      38,932      63,727
Repurchase of preferred units...............................    (71,883)     (7,927)   (114,400)
Contributions from co-investment partners...................    171,042     146,572     134,770
Distributions paid to partners..............................   (163,427)   (123,361)   (148,460)
Distributions to minority interests, including preferred
  units.....................................................    (96,660)    (67,579)    (64,512)
                                                              ---------   ---------   ---------
      Net cash provided by/(used in) financing activities...    112,022     (28,150)    127,303
                                                              ---------   ---------   ---------
        Effect of exchange rate changes on cash.............      2,791          --          --
        Net increase in cash and cash equivalents...........     35,555      16,261      52,713
        Cash and cash equivalents at beginning of period....     89,332      73,071      20,358
                                                              ---------   ---------   ---------
        Cash and cash equivalents at end of period..........  $ 127,678   $  89,332   $  73,071
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest.........  $ 153,300   $ 165,154   $ 147,637
Non-cash transactions:
  Acquisition of properties.................................  $ 533,864   $ 403,318   $ 428,254
  Assumption of debt........................................    (42,246)    (39,687)     (9,724)
  Acquisition capital.......................................     (9,870)     (7,667)    (16,322)
  Minority interests' contributions, including units
    issued..................................................     (4,487)         --          --
                                                              ---------   ---------   ---------
    Net cash paid...........................................  $ 477,261   $ 355,964   $ 402,208
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMB PROPERTY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

1.  ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in key distribution markets throughout North America, Europe and Asia. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries and the "Operating Partnership" means AMB Property, L.P. and its subsidiaries.

     As of December 31, 2003, the Company owned an approximate 94.5% general partnership interest in the Operating Partnership, excluding preferred units. The remaining 5.5% limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership's overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of December 31, 2003, the Operating Partnership had investments in six co-investment joint ventures, which are consolidated for financial reporting purposes.

     AMB Capital Partners, LLC, a Delaware limited liability company ("AMB Capital Partners"), provides real estate investment services to clients and co-investment joint venture clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs and development projects available for sale to third parties. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned subsidiaries of the Operating Partnership.

     Any references to the number of buildings, square footage, customers and occupancy data in the financial statement footnotes are unaudited.

     As of December 31, 2003, the Operating Partnership owned 948 operating industrial buildings and six retail and other properties, aggregating approximately 87.6 million rentable square feet, located in 34 markets throughout North America and in France, Germany and Japan. The Operating Partnership's strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These markets are generally tied to global trade. As of December 31, 2003, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 87.1 million rentable square feet and were 93.1% leased. As of December 31, 2003, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 0.5 million rentable square feet and were 75.2% leased.

     As of December 31, 2003, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million

                               AMB PROPERTY, L.P.

rentable square feet. In addition, the Operating Partnership had investments in industrial operating properties, totaling approximately 7.9 million rentable square feet, through unconsolidated joint ventures. As of December 31, 2003, the Operating Partnership also had investments in industrial development projects, some of which were held for sale, totaling approximately 5.5 million square feet.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership, its wholly-owned qualified REIT and taxable REIT subsidiaries, the Operating Partnership and joint ventures, in which the Operating Partnership has a controlling interest. Third-party equity interests in the Operating Partnership and joint ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has non-controlling partnership interests in unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

     Foreign Operations. The U.S. dollar is the functional currency for the Operating Partnership's subsidiaries operating in the United States and Mexico. The functional currency for the Operating Partnership's subsidiaries operating outside North America is generally the local currency of the country in which the entity is located. The Operating Partnership's subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners' capital.

     The Operating Partnership's foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in the Operating Partnership's results of operations.

     The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity's functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

     Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future

                               AMB PROPERTY, L.P.

economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership's long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of recent leasing activity and the current economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded an impairment charge of $5.3 million, $2.9 million and $18.6 million in 2003, 2002 and 2001, respectively, on certain of its investments. The Operating Partnership believes that there are no additional impairments of the carrying values of its investments in real estate as of December 31, 2003. Also during the year ended December 31, 2003, the Operating Partnership recorded a reduction of depreciation expense of $2.1 million to reflect the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires the Operating Partnership to record at acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs. The requirements are applicable to all acquisitions subsequent to July 1, 2001. The Operating Partnership regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions and records an intangible asset or liability accordingly when deemed material. The adoption of SFAS No. 141 did not have a material impact on the Operating Partnership's financial position or results of operations.

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives and components of depreciation and amortization expense for the years ended December 31, are as follows (dollars in thousands):

DEPRECIATION AND AMORTIZATION EXPENSE    ESTIMATED LIVES     2003       2002       2001
-------------------------------------    ---------------   --------   --------   --------
Building costs.........................      40            $ 80,959   $ 80,663   $ 73,462
Buildings and improvements:
  Roof/HVAC/parking lots...............      10               5,280      5,471      3,836
  Plumbing/signage.....................       7               1,319      1,170        805
  Painting and other...................    Various           10,696     13,370      7,664
Tenant improvements....................    Various           16,026     13,762     12,305
Lease commissions......................    Various           20,306     16,004     11,311
                                                           --------   --------   --------
     Total real estate depreciation and
       amortization....................                     134,586    130,440    109,383
Other depreciation and amortization....    Various            2,309      2,527      2,031
Discontinued operations'
  depreciation.........................    Various           (3,381)    (9,587)    (7,849)
                                                           --------   --------   --------
     Total depreciation and
       amortization from continuing
       operations......................                    $133,514   $123,380   $103,565
                                                           ========   ========   ========

     The cost of buildings and improvements includes the purchase price of the property or interest in property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2003, 2002 and 2001, was $8.5 million, $6.9 million and $13.7 million, respectively.

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

                               AMB PROPERTY, L.P.

     Investments in Consolidated and Unconsolidated Joint Ventures. Minority interests represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 38.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership owns a majority interest or it exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. When the Operating Partnership contributes properties to its joint ventures, it recognizes a gain on the contributed properties acquired by the third-party co-investors.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective beginning in the third quarter of 2003, however, the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities indefinitely. The disclosure requirements for certain minority interests in finite-lived entities still apply. The Operating Partnership adopted the requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership's financial position, results of operations or cash flows. However, the minority interests associated with certain of the Operating Partnership's consolidated joint ventures, those that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2003, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $659.5 million and the Operating Partnership believes that the aggregate settlement value of these interests was approximately $729.2 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership's estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships. SFAS 150 was effective beginning in the third quarter of 2003, however, the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities. The Operating Partnership adopted the disclosure requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership's financial position, results of operations or cash flows.

     The Operating Partnership has non-controlling limited partnership interests in unconsolidated joint ventures. These investments are not consolidated because the Operating Partnership does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership accounts for the joint ventures using the equity method of accounting. When the Operating Partnership contributes properties to its joint ventures in exchange for cash, it recognizes a gain representing the portion of the contributed properties acquired by the third-party investors.

     In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The Operating Partnership will adopt the consolidation requirements of FIN 46R in the first quarter of

                               AMB PROPERTY, L.P.

2004 and does not believe that any of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46R.

     Cash and Cash Equivalents. Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

     Restricted Cash. Restricted cash includes cash held in escrow in connection with property purchases, Section 1031 exchange accounts and debt or real estate tax payments.

     Mortgages Receivable. Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds short-term mortgages on properties totaling $30.1 million at December 31, 2003. The book value of the mortgages approximates fair value.

     Accounts Receivable. Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $50.4 million and $46.3 million as of December 31, 2003 and 2002, respectively. The Operating Partnership regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

     Concentration of Credit Risk. Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership's ability to lease space and on the amount of rent received. As of December 31, 2003, the Operating Partnership did not have any single tenant that accounted for greater than 3.1% of annualized base rental revenues.

     Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2003 and 2002, deferred financing costs were $18.6 million and $19.6 million, respectively, net of accumulated amortization. Such amounts are included in other assets on the accompanying consolidated balance sheets.

     Financial Instruments. The Operating Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership's derivative financial instruments in effect at December 31, 2003 were a forward contract hedging against adverse foreign exchange fluctuations in the Mexican peso against the U.S. dollar and stock warrants obtained from customers.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership adopted the requirements of SFAS 149 in the third quarter of 2003. The adoption did not impact the Operating Partnership's financial position, results of operations or cash flows.

     Debt. The Operating Partnership's debt includes both fixed and variable rate secured debt, unsecured fixed rate debt, unsecured variable rate debt and a credit facility. Based on borrowing rates available to the Operating Partnership at December 31, 2003, the book value and the estimated fair value of the fixed rate debt (both secured and unsecured) were $2.2 billion and $2.5 billion, respectively. The carrying value of the variable rate debt approximates fair value.

                               AMB PROPERTY, L.P.

     Debt Premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company's initial public offering and subsequent property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2003 and 2002, the net unamortized debt premium was $10.8 million and $9.8 million, respectively, and are included as a component of secured debt on the accompanying consolidated balance sheets.

     Rental Revenues and Allowance for Doubtful Accounts. The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Operating Partnership also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Operating Partnership and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Operating Partnership. In addition, the Operating Partnership nets its allowance for doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $5.6 million, $1.8 million and $5.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Private Capital Income. Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by AMB Capital Partners from joint ventures and clients. Private capital income also includes promoted interests and incentive fees from the Operating Partnership's co-investment joint ventures. For the year ended December 31, 2003, private capital income includes incentive distributions of $2.5 million earned from AMB Partners II, L.P. ("Partners II").

     Stock-based compensation expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, our general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the three to five-year vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock-based compensation expense was $2.4 million and $0.9 million in 2003 and 2002, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. Had compensation cost for the Operating Partnership's stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership's pro forma net income available to common unitholders would have been:

                                                              2003     2002     2001
                                                             ------   ------   ------
Reduction to net income....................................  $1,613   $2,402   $3,877
Adjusted earnings per unit:
  Basic....................................................  $ 1.48   $ 1.37   $ 1.40
  Diluted..................................................  $ 1.45   $ 1.34   $ 1.38

     Interest and Other Income. Interest and other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.

     Loss on Investments in Other Companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. For its investments in private companies, the Operating Partnership periodically reviewed its investments and management determined if the value of such investments had been permanently impaired. During 2001, the Operating Partnership recognized losses on its investments in other companies totaling $20.8 million, including its investment in Webvan Group, Inc. The Operating Partnership had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income. As of December 31, 2001, the Operating

                               AMB PROPERTY, L.P.

Partnership had realized losses on 100% of its investments in such other companies. The Operating Partnership recognized no gains or losses in 2003 or 2002 related to its investments in other companies.

     Discontinued Operations. The Operating Partnership reported real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on the Operating Partnership's previously reported consolidated financial position, net income or cash flows.

     Preferred Unit Redemption Issuance Costs. In July 2003, the U.S. Securities and Exchange Commission ("SEC") announced that it had revised its position relating to the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, ("Topic D-42"). As a result of this announcement, original issuance costs related to preferred equity are to be reflected as a reduction of net income available to common unitholders in determining earnings per unit for the period in which the preferred units are redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, the Operating Partnership's financial statements for the year ending December 31, 2001, have been restated to reflect a reduction in net income available to common unitholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.'s series C preferred units, which were redeemed in December 2001. Diluted earnings per unit for the year ended December 31, 2001, was $1.43 compared to $1.47 as previously reported. The SEC's revised position on Topic D-42 did not require the Operating Partnership to file amendments to previously filed reports and will not impact any other previously reported periods.

3.  TRANSACTIONS WITH AFFILIATES

     AMB Capital Partners provides real estate investment services to clients on a fee basis. The fees are recorded as private capital income in the accompanying consolidated statements of operations. For the year ended December 31, 2003, private capital income includes incentive distributions of $2.5 million earned from Partners II. Headlands Realty Corporation conducts a variety of businesses that include incremental income programs and development projects available for sale to third parties. IMD Holding Corporation also conducts a variety of businesses that include development projects available for sale to third parties. On December 31, 2001, AMB Investment Management. Inc. ("AMB Investment Management") was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities' capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management (predecessor-in-interest to AMB Capital Partners) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method and did not include expenses incurred by these two unconsolidated preferred stock subsidiaries in general and administrative expenses, they were netted with private capital income. The net impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material. General and administrative expenses for the twelve months ended December 31, 2001, would have been $39.4 million had the subsidiaries been consolidated beginning January 1, 2001.

                               AMB PROPERTY, L.P.

4.  REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the year ended December 31, 2003, the Operating Partnership invested $533.9 million in 82 industrial buildings, aggregating approximately 6.5 million square feet, of which the Operating Partnership invested $238.3 million in 43 industrial buildings, aggregating approximately 3.7 million square feet, through two of the Operating Partnership's co-investment joint ventures.

     During 2003, the Operating Partnership completed industrial developments valued at $105.7 million, aggregating approximately 1.6 million square feet. The Operating Partnership also initiated new industrial development projects in North America and Spain valued at $226.4 million, aggregating approximately 4.9 million square feet. As of December 31, 2003, the Operating Partnership had in its development pipeline: (1) 16 industrial projects, which will total approximately 5.0 million square feet and will have an aggregate estimated investment of $233.0 million upon completion and (2) four development projects available for sale, which will total approximately 0.6 million square feet and will have an aggregate estimated investment of $38.8 million upon completion. As of December 31, 2003, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $112.2 million and needed to fund an estimated additional $159.6 million in order to complete current and planned projects. The Operating Partnership's development pipeline includes projects expected to be completed through the second quarter of 2006.

     During 2002, the Operating Partnership invested $403.3 million in operating properties, consisting of 43 industrial buildings, aggregating approximately 5.4 million square feet, and a parking lot adjacent to Los Angeles International Airport. The Operating Partnership's acquisitions included the investment of $166.5 million in 31 industrial buildings, aggregating approximately 3.1 million square feet, through three of the Operating Partnership's co-investment joint ventures.

     During 2002, the Operating Partnership completed industrial developments valued at $135.4 million, aggregating approximately 3.1 million square feet. The Operating Partnership also initiated new industrial development projects in North America, France and Singapore valued at $90.6 million, aggregating approximately 1.8 million square feet.

5. GAINS FROM DISPOSITIONS OF REAL ESTATE, DEVELOPMENT SALES, AND DISCONTINUED OPERATIONS

     Gains from Dispositions of Real Estate. On February 19, 2003, the Operating Partnership contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors in exchange for cash.

     In 2002, the Operating Partnership divested itself of two industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting loss of $0.8 million. In June 2002, the Operating Partnership also contributed $76.9 million in operating properties, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to its consolidated co-investment joint venture, AMB-SGP, L.P. The Operating Partnership recognized a gain of $3.3 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors to the extent of cash proceeds received.

     During 2001, the Operating Partnership divested itself of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $24.1 million, which is net of minority interests' share. The resulting net gain is before the gain on the Operating Partnership's contributed properties of $17.8 million. During 2001, the Operating Partnership also contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings, aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. The properties contributed to the co-investment joint ventures were reflected at the Operating Partnership's historical cost because the Operating Partnership controls these joint ventures and, therefore, they were under common control. The

                               AMB PROPERTY, L.P.

Operating Partnership recognized a gain of $17.8 million related to these contributions representing the portion of the contributed properties acquired by the third-party co-investors.

     Development Sales. During 2003, the Operating Partnership sold seven development-for-sale and other projects, aggregating approximately 0.5 million square feet, for an aggregate price of $74.8 million, resulting in an after-tax gain of $14.4 million. The other projects included the sale of the Operating Partnership's purchase right on Platinum Distribution Center and the sale of the North Bay Business Center, which the Operating Partnership purchased in October 2003.

     During 2002, the Operating Partnership sold seven development-for-sale projects, aggregating approximately 0.2 million square feet, for an aggregate price of $17.0 million, with a resulting gain of $1.2 million.

     During 2001, the Operating Partnership sold two development-for-sale projects, aggregating approximately 0.3 million square feet, for an aggregate price of $52.3 million, with a resulting gain of $17.3 million.

     Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties. Although the application of SFAS No. 144 may affect the presentation of the Operating Partnership's results of operations for the periods that it has already reported in filings with the SEC, there will be no effect on its previously reported financial position, net income or cash flows.

     During 2003, the Operating Partnership divested itself of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of $42.9 million.

     During 2002, the Operating Partnership divested itself of 56 industrial buildings, one retail center and an undeveloped land parcel, aggregating approximately 4.9 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $10.6 million. In November 2002, the Operating Partnership's joint venture partner in Partners II increased its ownership in Partners II from 50% to 80% by acquiring 30% of the Operating Partnership's interest in Partners II. The Operating Partnership recognized a gain of $6.3 million on the sale of its 30% interest.

     Properties Held for Divestiture. As of December 31, 2003, the Operating Partnership had decided to divest itself of one industrial building and one undeveloped land parcel with a net book value of $11.8 million. The properties either are not in the Operating Partnership's core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the years ended December 31, (dollars in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Rental revenues.........................................  $19,700   $48,028   $44,474
Straight-line rents.....................................     (259)    2,330       298
Property operating expenses.............................   (2,145)   (5,845)   (5,306)
Real estate taxes.......................................   (1,544)   (6,203)   (6,548)
Depreciation and amortization...........................   (3,381)   (9,587)   (7,849)
Interest, including amortization........................   (1,867)   (4,902)   (4,758)
Joint venture partners' share of income.................   (1,471)   (2,049)   (1,183)
                                                          -------   -------   -------
  Income attributable to discontinued operations........  $ 9,033   $21,772   $19,128
                                                          =======   =======   =======

                               AMB PROPERTY, L.P.

     As of December 31, 2003 and 2002, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Accounts receivable, net....................................     $  --           $398
Other assets................................................     $  --           $  1
Secured debt................................................     $  --           $ --
Accounts payable and other liabilities......................     $   3           $235

6.  MORTGAGES RECEIVABLE

     Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. As of December 31, 2003 and 2002, the outstanding balance on the note was $13.0 million and $13.1 million, respectively. The Operating Partnership also holds various other mortgages receivable from property sales. The Operating Partnership's mortgages receivable at December 31, 2003 and 2002, consisted of the following:

                                                                                        COMPANY'S
                                                                                        OWNERSHIP
MORTGAGE RECEIVABLE             MARKET        MATURITY      2003      2002     RATE   PERCENTAGE(1)
-------------------         --------------  -------------  -------   -------   ----   -------------
1. Pier 1.................   SF Bay Area      May 2026     $13,042   $13,133   13.0%      100%
2. Platinum Distribution
   Center.................  No. New Jersey  February 2004   19,500        --    6.0%       20%
3. Platinum Distribution
   Center.................  No. New Jersey  November 2006    1,300        --   12.0%       20%
4. North Bay Distribution
   Center/BAB.............  San Francisco   December 2004    7,040        --    5.5%      100%
                               Bay Area
5. North Bay Distribution
   Center/Corovan.........  San Francisco   December 2004    2,263        --    7.3%      100%
                               Bay Area
                                                           -------   -------
  Total Mortgages
     Receivable...........                                 $43,145   $13,133
                                                           =======   =======

---------------

(1) Represents the Operating Partnership's ownership percentage in the co-investment joint venture that holds the mortgage investment.

                               AMB PROPERTY, L.P.

7.  DEBT

     As of December 31, 2003 and 2002, debt consisted of the following (dollars in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Wholly-owned secured debt, varying interest rates from 40%
  to 104%, due June 2004 to January 2014 (weighted average
  interest rate of 81% at December 31, 2003 and 2002).......   $  291,516     $  381,764
Joint venture secured debt, varying interest rates from 26%
  to 106%, due July 2004 to June 2023 (weighted average
  interest rates of 67% and 70% at December 31, 2003 and
  2002, respectively).......................................    1,061,585        893,093
Unsecured senior debt securities, varying interest rates
  from 15% to 80%, due June 2005 to June 2018 (weighted
  average interest rates of 68% and 72% at December 31, 2003
  and 2002, respectively)...................................      925,000        800,000
Alliance Fund II credit facility............................           --         45,500
Unsecured debt, due June 2013 and November 2015, interest
  rate of 75%...............................................        9,628         10,186
Unsecured credit facility, variable interest rate, due
  December 2005 (weighted average interest rates of 19% and
  20% at December 31, 2003 and 2002, respectively)..........      275,739         95,000
                                                               ----------     ----------
  Total debt before unamortized premiums....................    2,563,468      2,225,543
  Unamortized premiums......................................       10,789          9,818
                                                               ----------     ----------
     Total consolidated debt................................   $2,574,257     $2,235,361
                                                               ==========     ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of December 31, 2003 and 2002, the total gross investment book value of those properties securing the debt was $2.6 billion and $2.6 billion, respectively, including $1.8 billion and $1.6 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for five loans with an aggregate principal amount of $52.3 million as of December 31, 2003, which bear interest at variable rates (weighted average interest rate of 3.2% as of December 31, 2003). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2003 and 2002. As of December 31, 2003, the Operating Partnership had 42 non-recourse, secured loans, which are cross-collateralized by 86 properties, totaling $920.6 million (not including unamortized debt premiums).

     In June 1998, the Operating Partnership issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. In August 2000, the Operating Partnership commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes, which are guaranteed by the Company. In May 2002, the Operating Partnership commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes (unsecured senior debt securities). On November 10, 2003, the Operating Partnership issued $75.0 million aggregate principal amount of senior unsecured notes to Teachers Insurance and Annuity Association of America. The Company guaranteed the principal amount and interest on the notes, which mature on November 1, 2013, and bear interest at 5.53% per annum. Teachers has agreed that until November 10, 2005, the Operating Partnership can require Teachers to return the notes to it for cancellation for an obligation of equal dollar amount under a first mortgage loan to be secured by properties determined by the Operating Partnership, except that in the event the ratings on Operating Partnership's senior unsecured debt are downgraded by two ratings agencies to BBB-, the Operating Partnership will only have ten days after the last of these downgrades to exercise this right. During the period when the Operating Partnership can exercise its cancellation right and until any mortgage loans close,

                               AMB PROPERTY, L.P.

Teachers has agreed not to sell, contract to sell, pledge, transfer or otherwise dispose of, any portion of the notes. On November 21, 2003, the Operating Partnership issued $50.0 million aggregate principal amount of floating rate senior unsecured notes. The Company guaranteed the principal amount and interest on the notes, which mature on November 21, 2006, and bear interest at a floating rate of 3-month LIBOR telerate plus 40 basis points. As of December 31, 2003, $275.0 million of capacity remained under the May 2002 medium-term note program. The senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2003 and 2002.

     In December 2002, the Operating Partnership renewed its $500.0 million unsecured credit facility. The Company guarantees the Operating Partnership's obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and is subject to a 20 basis point annual facility fee. The credit facility includes a multi-currency component, which was amended effective July 10, 2003, to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the Operating Partnership has an investment grade credit rating). U.S. dollar borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japanese Yen TIBOR rate plus 60 basis points. Both the facility fee and the interest rate are based on the Operating Partnership's credit rating, which is currently investment grade. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding its development activity and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Operating Partnership's unencumbered properties. As of December 31, 2003, the outstanding balance on the credit facility was $275.7 million and the remaining amount available was $171.6 million, net of outstanding letters of credit of $52.7 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen and translated to U.S. dollars at December 31, 2003, of $83.1 million and $47.6 million, respectively. Management believes that the Operating Partnership was in compliance with its financial covenants at December 31, 2003.

     In August 2001, AMB Institutional Alliance Fund II, L.P. ("Alliance Fund II") obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. ("Alliance REIT II") and the Alliance Fund II. In April 2003, the Alliance Fund II repaid the credit facility with capital contributions and secured debt financing proceeds and terminated the credit facility.

                               AMB PROPERTY, L.P.

     As of December 31, 2003, the scheduled maturities of the Operating Partnership's total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

                       WHOLLY-                 UNSECURED
                        OWNED       JOINT        SENIOR
                       SECURED     VENTURE        DEBT      UNSECURED     CREDIT
                         DEBT        DEBT      SECURITIES     DEBT      FACILITIES     TOTAL
                       --------   ----------   ----------   ---------   ----------   ----------
2004.................  $ 57,735   $   40,135    $     --     $  600      $     --    $   98,470
2005.................    44,567       62,951     250,000        647       275,739       633,904
2006.................    82,857       62,304      75,000        698            --       220,859
2007.................    14,661       53,158      75,000        752            --       143,571
2008.................    32,940      162,383     175,000        810            --       371,133
2009.................     4,246      107,187          --        873            --       112,306
2010.................    51,054      128,639      75,000        941            --       255,634
2011.................       524      275,618      75,000      1,014            --       352,156
2012.................     2,451      146,946          --      1,093            --       150,490
2013.................       442        2,045      75,000        920            --        78,407
Thereafter...........        39       20,219     125,000      1,280            --       146,538
                       --------   ----------    --------     ------      --------    ----------
  Total..............  $291,516   $1,061,585    $925,000     $9,628      $275,739    $2,563,468
                       ========   ==========    ========     ======      ========    ==========

8.  LEASING ACTIVITY

     Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2003, was as follows (dollars in thousands):

2004........................................................   $  480,830
2005........................................................      390,969
2006........................................................      310,269
2007........................................................      238,375
2008........................................................      171,272
Thereafter..................................................      420,000
                                                               ----------
  Total.....................................................   $2,011,715
                                                               ==========

     The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $103.6 million, $108.0 million and $100.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included as rental revenue and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

9.  INCOME TAXES

     As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state, local and foreign taxes on its income and property. In addition, the Operating Partnership is required to pay federal and state income tax on its net taxable income, if any, from the activities conducted by the Operating Partnership's taxable REIT subsidiaries.

                               AMB PROPERTY, L.P.

     The following is a reconciliation of net income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31, (dollars in thousands):

                                                      2003        2002        2001
                                                    ---------   ---------   ---------
Net income available to common unitholders
  attributable to the general partner.............  $ 121,607   $ 116,153   $ 121,853
Book depreciation and amortization................    133,514     123,380     103,565
Book depreciation discontinued operations.........      3,381       9,587       7,849
Impairment losses.................................      5,251       2,846      18,600
Tax depreciation and amortization.................   (129,608)   (125,888)   (117,400)
Book/tax difference on gain on divestitures of
  real estate.....................................     13,783      25,178      (7,563)
Other book/tax differences, net(1)................     (4,956)    (39,621)     15,943
                                                    ---------   ---------   ---------
  Taxable income available to common
     unitholders..................................  $ 142,972   $ 111,635   $ 142,847
                                                    =========   =========   =========

---------------

(1) Primarily due to straight-line rent, prepaid rent, joint venture accounting and debt premium amortization timing differences.

10.  MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES AND PREFERRED UNITS

     Minority interests in the Operating Partnership represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately
38.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

     The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership's co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development, of industrial buildings in target markets nationwide.

                               AMB PROPERTY, L.P.

     The Operating Partnership's co-investment joint ventures' total investments in properties at December 31, 2003 and 2002 (dollars in thousands) were:

                                                         OPERATING
                                                       PARTNERSHIP'S
                                                         OWNERSHIP
CO-INVESTMENT JOINT VENTURE   JOINT VENTURE PARTNER     PERCENTAGE        2003         2002
---------------------------  -----------------------   -------------   ----------   ----------
AMB/Erie, L.P. ..........                                  50%           $156,174     $180,169
                             Erie Insurance Company
                             and affiliates
AMB Institutional Alliance                                 21%
  Fund I, L.P. ..........                                                 417,902      403,760
                             AMB Institutional
                             Alliance REIT I,
                             Inc.(1)
AMB Partners II, L.P. ...                                  20%            428,837      240,179
                             City and County of San
                             Francisco Employees'
                             Retirement System
AMB-SGP, L.P. ...........                                  50%            408,507      379,207
                             Industrial JV Pte
                             Ltd(2)
AMB Institutional Alliance                                 20%
  Fund II, L.P. .........                                                 449,709      355,670
                             AMB Institutional
                             Alliance REIT II,
                             Inc.(3)
AMB-AMS, L.P.(4).........                                  39%                 --           --
                             BPMT and TNO(5)
                                                                       ----------   ----------
Total....................                                              $1,861,129   $1,558,985
                                                                       ==========   ==========

---------------

(1) Included 15 institutional investors as stockholders as of December 31, 2003.

(2) A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3) Included 13 institutional investors as stockholders as of December 31, 2003.

(4) AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

(5) BPMT is Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken and TNO is Stichting Pensioenfonds TNO.

     On November 26, 2003, the Operating Partnership redeemed all 1,300,000 of its outstanding 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units, for an aggregate redemption price of $65.6 million, including accrued and unpaid dividends.

     On July 14, 2003, AMB Property II, L.P., one of the Operating Partnership's subsidiaries, repurchased 66,300 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. repurchased the units for an aggregate cost of $3.3 million, including accrued and unpaid dividends.

     On July 31, 2002, AMB Property II, L.P. repurchased 130,000 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. repurchased the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends and a redemption discount of $0.4 million.

     On April 17, 2002, the Operating Partnership issued and sold 800,000 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The series K preferred units are redeemable by the Operating Partnership on or after April 17, 2007, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any,

                               AMB PROPERTY, L.P.

to the redemption date. The series K preferred units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's series K preferred stock. The Operating Partnership used the net proceeds of $39.0 million for general corporate purposes, which included the partial repayment of indebtedness and the acquisition and development of additional properties.

     The following table distinguishes the minority interest liability as of December 31, 2003 and 2002 (dollars in thousands):

                                                      DECEMBER 31, 2003   DECEMBER 31, 2002
                                                      -----------------   -----------------
Joint venture partners..............................      $659,487            $488,524
Held through AMB Property II, L.P.:
  Series D preferred units (liquidation preference
     of $79,767)....................................        77,684              77,684
  Series E preferred units (liquidation preference
     of $11,022)....................................        10,788              10,788
  Series F preferred units (liquidation preference
     of $10,057)....................................         9,900              13,082
  Series H preferred units (liquidation preference
     of $42,000)....................................        40,912              40,912
  Series I preferred units (liquidation preference
     of $25,500)....................................        24,800              24,800
                                                          --------            --------
     Total minority interests.......................      $823,571            $655,790
                                                          ========            ========

     The following table distinguishes the minority interests' share of income, including minority interests share of development profits, but excluding minority interests share of discontinued operations (dollars in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Joint Venture Partners..................................  $42,510   $29,079   $30,080
Held through AMB Property II, L.P.:
  Series C preferred units (repurchased in December
     2001)..............................................       --        --     8,540
  Series D preferred units (liquidation preference of
     $79,767)...........................................    6,182     6,182     6,180
  Series E preferred units (liquidation preference of
     $11,022)...........................................      854       854       856
  Series F preferred units (liquidation preference of
     $10,057)...........................................      931     1,342     1,580
  Series G preferred units (repurchased in July 2002)...       --        43        80
  Series H preferred units (liquidation preference of
     $42,000)...........................................    3,412     3,412     3,412
  Series I preferred units (liquidation preference of
     $25,500)...........................................    2,040     2,040     1,553
                                                          -------   -------   -------
     Total minority interests' share of net income......  $55,929   $42,952   $52,281
                                                          =======   =======   =======

                               AMB PROPERTY, L.P.

11.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Operating Partnership's investment in unconsolidated joint ventures at December 31, 2003 and 2002, totaled $52.0 million and $64.4 million, respectively. The Operating Partnership's unconsolidated joint ventures' net equity investments at December 31, 2003 and 2002 (dollars in thousands) were:

                                                                                    SQUARE                         OWNERSHIP
UNCONSOLIDATED JOINT VENTURES                       MARKET     ALLIANCE PARTNER      FEET       2003      2002     PERCENTAGE
-----------------------------                     -----------  -----------------  ----------   -------   -------   ----------
1. Elk Grove Du Page............................    Chicago    Hamilton Partners   4,046,721   $31,548   $58,966       56%
2. Pico Rivera..................................  Los Angeles   Majestic Realty      855,600     1,091     2,444       50%
3. Monte Vista Spectrum.........................  Los Angeles   Majestic Realty      576,852       487     2,983       50%
4. Industrial Fund I, LLC.......................    Various        Citigroup       2,446,334     4,173        --       15%
5. Sterling Distribution Center.................  Los Angeles   Majestic Realty    1,880,000    12,643        --       50%
6. Airport Logistics Park of Singapore Phase
  I.............................................   Singapore   Boustead Projects     233,773     2,067        35       50%
                                                                                  ----------   -------   -------
TOTAL UNCONSOLIDATED JOINT VENTURES.............                                  10,039,280   $52,009   $64,428
                                                                                  ==========   =======   =======

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

     The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture to redevelop the Operating Partnership's office space in San Francisco. The investment is not consolidated because the Operating Partnership does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007, and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement.

12.  PARTNERS' CAPITAL

     Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P. to redeem part or all of their common units or class B common units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company's charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company's common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership's common units, the Company's percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any

                               AMB PROPERTY, L.P.

person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the Company's board of directors, assuming common stock was issued in the exchange. During 2003, the Operating Partnership redeemed 226,145 of its common limited partnership units for cash and 2,000 of its common limited partnership units for shares of the Company's common stock. In November 2003, AMB Property II, L.P. issued 145,548 of its class B common limited partnership units in connection with a property acquisition. During 2002, the Operating Partnership redeemed 122,640 of its common limited partnership units for shares of the Company's common stock.

     During 2003, the Company repurchased and retired 812,900 shares of its common stock for an aggregate purchase price of $21.2 million, including commissions and the Operating Partnership retired the same number of common general partnership units. During 2002, the Company repurchased and retired 2,651,600 shares of its common stock for $69.4 million, including commissions and the Operating Partnership retired the same number of common general partnership units. In December 2003, the Company's board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million worth of common stock.

     On November 25, 2003, the Company issued and sold 2,300,000 shares of 6.75% Series M Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. The series M preferred stock is redeemable by the Company on or after November 25, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends theron, if any, to the redemption date. The Company contributed the net proceeds of $55.4 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units.

     On June 23, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of $48.0 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including accumulated and unpaid dividends through the redemption date. During 2003, the Operating Partnership recognized a reduction of net income available to common unitholders of $3.7 million for the original preferred unit issuance costs.

     In July 2002, the Company repurchased 4,200 shares of its series A preferred stock for an aggregate cost of $0.1 million, including accrued and unpaid dividends and the Operating Partnership retired the same number of its series A preferred units.

     As of December 31, 2003, the Operating Partnership had outstanding 81,563,502 common general partnership units, 4,763,790 common limited partnership units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, 800,000 7.95% Series K Cumulative Redeemable Partnership Units, 2,000,000 6.5%

                               AMB PROPERTY, L.P.

Series L Cumulative Redeemable Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Partnership Units. The following table sets forth the distributions paid per unit:

PAYING ENTITY                                    SECURITY                   2003    2002    2001
-------------                    ----------------------------------------   -----   -----   -----
Operating Partnership..........  Common limited partnership units           $1.66   $1.64   $1.58
Operating Partnership..........  Series B preferred units                   $3.71   $4.31   $4.31
Operating Partnership..........  Series J preferred units                   $3.98   $3.98   $1.24
Operating Partnership..........  Series K preferred units                   $3.98   $2.96     n/a
Operating Partnership..........  Series L preferred units                   $0.85     n/a     n/a
Operating Partnership..........  Series M preferred units                   $0.17     n/a     n/a
AMB Property II, L.P...........  Class B common limited partnership units   $0.22     n/a     n/a
AMB Property II, L.P...........  Series C preferred units                     n/a     n/a   $3.88
AMB Property II, L.P...........  Series D preferred units                   $3.88   $3.88   $3.88
AMB Property II, L.P...........  Series E preferred units                   $3.88   $3.88   $3.88
AMB Property II, L.P...........  Series F preferred units                   $3.98   $3.98   $3.98
AMB Property II, L.P...........  Series G preferred units                     n/a   $2.14   $3.98
AMB Property II, L.P...........  Series H preferred units                   $4.06   $4.06   $4.06
AMB Property II, L.P...........  Series I preferred units                   $4.00   $4.00   $3.04

13.  STOCK INCENTIVE PLAN, 401(K) PLAN AND DEFERRED COMPENSATION PLAN

     Stock Incentive Plan. The Company and the Operating Partnership have Stock Option and Incentive Plans ("Stock Incentive Plans") for the purpose of attracting and retaining eligible officers, directors and employees. When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has reserved for issuance 18,950,000 shares of common stock under the Stock Incentive Plans. As of December 31, 2003, the Company had 10,286,057 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company's common stock. As of December 31, 2003, the options had a weighted average exercise price of $23.92 and the exercise prices range from $18.94 to $30.83. Each option's exercise price is equal to the Company's market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three- to five-year period from the date of grant.

     In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, its general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. In accordance with SFAS No. 123, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123, related stock-based compensation expense was $2.4 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 is prospective and the 2002 and 2003 expense relates only to stock options granted in 2002 and subsequent periods. Prior to January 1, 2002, the Operating Partnership applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost had been recognized for the Company's Stock Incentive Plan as of December 31, 2001.

                               AMB PROPERTY, L.P.

     As permitted by SFAS No. 148, Accounting for Stock-based
Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123, the Operating Partnership has changed its method of accounting for stock options beginning January 1, 2002. The Operating Partnership has not retroactively changed its method of accounting for stock options but has provided additional required disclosures. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership's pro forma net income available to common unitholders would have been reduced by $1.6 million, $2.4 million and $3.9 million and pro forma basic and diluted earnings per unit would have been reduced to $1.48 and $1.45; $1.37 and $1.34; and $1.40 and $1.38, respectively, for the years ended December 31, 2003, 2002 and 2001.

     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yields of 6.1%, 5.9% and 6.4%; expected volatility of 17.7%, 13.3% and 14.9%; risk-free interest rates of 3.4%, 4.0% and 5.2%; and expected lives of seven, seven and 10 years.

     Following is a summary of the option activity for the years ended December 31 (options in thousands):

                                          SHARES UNDER   WEIGHTED AVERAGE   OPTIONS EXERCISABLE
                                             OPTION       EXERCISE PRICE        AT YEAR END
                                          ------------   ----------------   -------------------
Outstanding as of December 31, 2000.....        5,767         $20.83               3,326
                                                                                   =====
Granted.................................        1,924          24.61
Exercised...............................         (202)         21.15
Forfeited...............................          (52)         22.45
                                           ----------         ------
Outstanding as of December 31, 2001.....        7,437          22.16               4,623
                                                                                   =====
Granted.................................        1,990          26.48
Exercised...............................         (566)         21.41
Forfeited...............................          (96)         24.48
                                           ----------         ------
Outstanding as of December 31, 2002.....        8,765          23.16               5,526
                                                                                   =====
Granted.................................        1,854          27.18
Exercised...............................         (318)         21.94
Forfeited...............................          (15)         25.67
                                           ----------         ------
Outstanding as of December 31, 2003.....       10,286         $23.92               7,210
                                           ==========         ======               =====
Remaining average contractual life......    6.7 years
                                           ==========
Fair value of options granted during the
  year..................................   $     2.04
                                           ==========

     In 2003, 2002 and 2001, the Company issued 272,620, 204,072 and 238,790 restricted shares, respectively, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. As of December 31, 2003, 52,209 shares of restricted stock have been forfeited. The 974,222 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

     401(k) Plan. In November 1997, the Company and the Operating Partnership established a Section 401(k) Savings/Retirement Plan (the "401(k) Plan"), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During 2003 and 2002, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2003 and

                               AMB PROPERTY, L.P.

2002, the Operating Partnership matched employee contributions to the 401(k) Plan in an amount equal to 50% of the first 5.5% of annual compensation deferred by each employee. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2003 and 2002, the Operating Partnership paid $0.4 million and $0.4 million, respectively, for its 401(k) match. No discretionary contributions were made by the Operating Partnership to the 401(k) Plan in 2003, 2002 and 2001.

     Deferred Compensation Plan. Effective September 1, 1999, the Company and the Operating Partnership established a non-qualified deferred compensation plan for officers of the Company and certain of its affiliates. As of January 1, 2002, the plan enables participants to defer income up to 100% of annual base pay and up to 100% of annual bonuses on a pre-tax basis. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2003, 2002 or 2001. The participant's elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2003 and 2002, the total amount of compensation deferred was $6.5 million and $2.9 million, respectively.

14.  INCOME PER UNIT

     When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership's only dilutive securities outstanding for the years ended December 31, 2003, 2002 and 2001 were stock options and restricted stock granted under the Stock Incentive Plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

                                                      2003         2002         2001
                                                   ----------   ----------   ----------
WEIGHTED AVERAGE COMMON UNITS
  Basic..........................................  85,859,899   88,204,208   89,286,379
  Stock options and restricted stock.............   1,756,466    1,485,102    1,039,422
                                                   ----------   ----------   ----------
     Diluted weighted average common units.......  87,616,365   89,689,310   90,325,801
                                                   ==========   ==========   ==========

15.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 37 years. Operating lease payments are being amortized ratably over the terms of the related leases. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2003, were as follows (dollars in thousands):

2004........................................................  $ 20,149
2005........................................................    20,272
2006........................................................    20,922
2007........................................................    21,120
2008........................................................    21,340
Thereafter..................................................   283,965
                                                              --------
  Total.....................................................  $387,768
                                                              ========

     Standby Letters of Credit. As of December 31, 2003, the Operating Partnership had provided approximately $64.1 million in letters of credit, of which $52.7 million was provided under the Operating Partnership's $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

                               AMB PROPERTY, L.P.

     Guarantees. Other than disclosed elsewhere in this report, as of December 31, 2003, the Company and the Operating Partnership had outstanding guarantees in the aggregate amount of $50.2 million in connection with certain acquisitions, which are currently expected to close in 2004.

     Performance and Surety Bonds. As of December 31, 2003, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

     Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, the Operating Partnership may be obligated to make payments to certain of joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Operating Partnership's business, the Operating Partnership enters into various contracts with third parties that may obligate it to make payments or perform other obligations upon the occurrence of certain events.

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

     Captive Insurance Company. In December 2001, the Operating Partnership formed a wholly-owned captive insurance company, Arcata National Insurance Ltd. ("Arcata"), which provides insurance coverage for all or a portion of losses below the deductible under the Operating Partnership's third-party policies. The Operating Partnership capitalized Arcata in accordance with the applicable regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Operating Partnership's properties. Annually, the Operating Partnership engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund

                               AMB PROPERTY, L.P.

associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses and deductibles, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, the Operating Partnership believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial results for 2003 and 2002 were as follows (dollars in thousands, except unit and per unit amounts):

                                                     QUARTER (UNAUDITED)(1)
                                      ----------------------------------------------------
2003                                   MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31      YEAR
----                                  ----------   ----------   ------------   -----------   ----------
Total revenues......................  $  150,994   $  149,892    $  150,167    $  163,984    $  615,037
Income before minority interests and
  discontinued operations...........      38,823       28,704        40,067        46,232       153,826
Total minority interests' share of
  income............................     (10,888)     (11,815)      (16,613)      (16,613)      (55,929)
Income from continuing operations...      27,935       16,889        23,454        29,619        97,897
Total discontinued operations.......      37,837        5,164         7,729         3,662        54,392
                                      ----------   ----------    ----------    ----------    ----------
  Net income........................      65,772       22,053        31,183        33,281       152,289
Preferred unit distributions........      (5,115)      (5,186)       (4,462)       (3,424)      (18,187)
Preferred unit redemption
  discount/(issuance costs).........          --           --        (3,671)       (1,742)       (5,413)
                                      ----------   ----------    ----------    ----------    ----------
     Net income available to common
       unitholders..................  $   60,657   $   16,867    $   23,050    $   28,115    $  128,689
                                      ==========   ==========    ==========    ==========    ==========
BASIC INCOME PER COMMON UNIT(2)
  Income from continuing
     operations.....................  $     0.27   $     0.14    $     0.18    $     0.29    $     0.87
  Discontinued operations...........        0.44         0.06          0.09          0.04          0.63
                                      ----------   ----------    ----------    ----------    ----------
     Net income available to common
       unitholders..................  $     0.71   $     0.20    $     0.27    $     0.33    $     1.50
                                      ==========   ==========    ==========    ==========    ==========
DILUTED INCOME PER COMMON UNIT(2)
  Income from continuing
     operations.....................  $     0.26   $     0.13    $     0.17    $     0.28    $     0.85
  Discontinued operations...........        0.43         0.06    $     0.09          0.04          0.62
                                      ----------   ----------    ----------    ----------    ----------
     Net income available to common
       unitholders..................  $     0.69   $     0.19    $     0.26    $     0.32    $     1.47
                                      ==========   ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON UNITS
  OUTSTANDING
  Basic.............................  85,944,112   85,852,418    85,776,261    85,858,038    85,859,899
                                      ==========   ==========    ==========    ==========    ==========
  Diluted...........................  87,360,543   87,302,896    87,399,544    88,360,432    87,616,365
                                      ==========   ==========    ==========    ==========    ==========

---------------

(1) Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2) The sum of quarterly financial data may vary from the annual data due to rounding.

                               AMB PROPERTY, L.P.

                                                     QUARTER (UNAUDITED)(1)
                                      ----------------------------------------------------
2002                                   MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31      YEAR
----                                  ----------   ----------   ------------   -----------   ----------
Total revenues......................  $  141,258   $  141,574    $  149,102    $  157,748    $  589,682
Income before minority interests and
  discontinued operations...........      38,827       38,527        34,890        33,461       145,705
Total minority interests' share of
  income............................     (11,049)     (10,593)      (12,130)       (9,180)      (42,952)
Income from continuing operations...      27,778       27,934        22,760        24,281       102,753
Total discontinued operations.......       6,645        5,329         8,700        18,929        39,603
                                      ----------   ----------    ----------    ----------    ----------
  Net income........................      34,423       33,263        31,460        43,210       142,356
Preferred unit distributions........      (4,445)      (5,098)       (5,115)       (5,114)      (19,772)
Preferred unit redemption
  discount/(issuance costs).........          --           --           412            --           412
                                      ----------   ----------    ----------    ----------    ----------
     Net income available to common
       unitholders..................  $   29,978   $   28,165    $   26,757    $   38,096    $  122,996
                                      ==========   ==========    ==========    ==========    ==========
BASIC INCOME PER COMMON UNIT(2)
  Income from continuing
     operations.....................  $     0.26   $     0.26    $     0.20    $     0.22    $     0.94
  Discontinued operations...........        0.08         0.06          0.10          0.22          0.45
                                      ----------   ----------    ----------    ----------    ----------
     Net income available to common
       unitholders..................  $     0.34   $     0.32    $     0.30    $     0.44    $     1.39
                                      ==========   ==========    ==========    ==========    ==========
DILUTED INCOME PER COMMON UNIT (2)
  Income from continuing
     operations.....................  $     0.26   $     0.25    $     0.20    $     0.22    $     0.93
  Discontinued operations...........        0.07         0.06          0.10          0.21          0.44
                                      ----------   ----------    ----------    ----------    ----------
     Net income available to common
       unitholders..................  $     0.33   $     0.31    $     0.30    $     0.43    $     1.37
                                      ==========   ==========    ==========    ==========    ==========
WEIGHTED AVERAGE COMMON UNITS
  OUTSTANDING
  Basic.............................  88,262,128   88,643,124    88,575,091    87,136,382    88,204,208
                                      ==========   ==========    ==========    ==========    ==========
  Diluted...........................  89,724,953   90,462,332    90,379,023    88,495,159    89,689,310
                                      ==========   ==========    ==========    ==========    ==========

---------------

(1) Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2) The sum of quarterly financial data may vary from the annual data due to rounding.

17.  SEGMENT INFORMATION

     The Operating Partnership mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 98% of the Operating Partnership's portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership's geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 2% of the Operating Partnership's portfolio is comprised of retail and other properties located in Southeast Florida, Atlanta, Boston and Baltimore. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of

                               AMB PROPERTY, L.P.

significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

     The industrial domestic target markets category includes Austin, Baltimore/Washington D.C., Boston and Minneapolis. The industrial domestic non-target markets category captures all of the Operating Partnership's other U.S. markets, except for those markets listed individually in the table. The international target markets category includes France, Germany, Japan an Mexico. Summary information for the reportable segments is as follows (dollars in thousands):

                                            RENTAL REVENUES                  PROPERTY NOI(1)
                                     ------------------------------   ------------------------------
SEGMENTS                               2003       2002       2001       2003       2002       2001
--------                             --------   --------   --------   --------   --------   --------
Industrial domestic hub and gateway
  markets:
  Atlanta..........................  $ 29,080   $ 30,444   $ 28,264   $ 23,048   $ 23,970   $ 22,722
  Chicago..........................    43,837     45,114     40,997     29,934     31,446     28,213
  Dallas/Fort Worth................    17,015     26,697     25,210     11,457     18,915     17,641
  Los Angeles......................    94,025     77,700     61,620     74,633     61,250     49,095
  Northern New Jersey/New York.....    52,709     47,422     44,924     34,735     31,845     31,648
  San Francisco Bay Area...........   109,819    129,858    106,202     90,008    109,000     88,898
  Miami............................    32,902     35,164     33,176     23,308     25,516     24,366
  Seattle..........................    31,813     25,656     23,215     24,863     20,394     18,620
  On-Tarmac........................    48,909     30,617     19,558     26,639     17,161     11,282
                                     --------   --------   --------   --------   --------   --------
     Total industrial domestic hub
       markets.....................   460,109    448,672    383,166    338,625    339,497    292,485
Total industrial domestic target
  markets..........................   103,070    104,595    101,032     74,178     75,567     73,504
Total industrial domestic
  non-target markets...............    28,809     46,932     49,454     21,000     35,235     38,111
International target markets.......     6,101        739         --      5,697        686         --
Straight-line rents................    10,662     11,013     10,093     10,662     11,013     10,093
Total retail and other markets.....    12,390     16,896     24,321      7,541     10,597     15,677
Discontinued operations............   (19,441)   (50,358)   (44,772)   (15,910)   (38,235)   (32,918)
                                     --------   --------   --------   --------   --------   --------
     Total.........................  $601,700   $578,489   $523,294   $441,793   $434,360   $396,952
                                     ========   ========   ========   ========   ========   ========

---------------

(1) Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

     The Operating Partnership considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of the Operating Partnership's real estate portfolio on a segment basis and the Operating Partnership uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Operating Partnership's financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Operating Partnership's results from operations. Further, the Operating Partnership's NOI may not be comparable to that of other real

                               AMB PROPERTY, L.P.

estate investment trusts, as they may use different methodologies for calculating NOI. The following table is a reconciliation from NOI to reported net income:

                                                      2003        2002        2001
                                                    ---------   ---------   ---------
Property NOI......................................  $ 441,793   $ 434,360   $ 396,952
Private capital income............................     13,337      11,193      10,972
Depreciation and amortization.....................   (133,514)   (123,380)   (103,565)
Impairment losses.................................     (5,251)     (2,846)    (18,600)
General and administrative........................    (47,729)    (47,207)    (35,820)
Equity in earnings of unconsolidated joint
  ventures........................................      5,445       5,674       5,467
Interest and other income.........................      4,648      10,460      16,340
Gains from dispositions of real estate............      7,429       2,480      41,859
Development profits, net of taxes.................     14,441       1,171      17,276
Loss on investments in other companies............         --          --     (20,758)
Interest, including amortization..................   (146,773)   (146,200)   (124,833)
Total minority interests' share of income.........    (55,929)    (42,952)    (52,281)
Total discontinued operations.....................     54,392      39,603      19,128
                                                    ---------   ---------   ---------
  Net income......................................  $ 152,289   $ 142,356   $ 152,137
                                                    =========   =========   =========

     The Operating Partnership's gross investment in real estate by market as of December 31 was:

                                                                  TOTAL GROSS INVESTMENT AS OF
                                                              -------------------------------------
                                                              DECEMBER 31, 2003   DECEMBER 31, 2002
                                                              -----------------   -----------------
Industrial domestic hub and gateway markets:
  Atlanta...................................................     $  275,810          $  280,006
  Chicago...................................................        381,364             356,985
  Dallas/Fort Worth.........................................        152,661             126,472
  Los Angeles...............................................        854,896             741,601
  Northern New Jersey/New York..............................        516,712             486,644
  San Francisco Bay Area....................................        862,173             797,692
  Miami.....................................................        329,107             302,691
  Seattle...................................................        393,160             249,500
  On-Tarmac.................................................        262,046             216,357
                                                                 ----------          ----------
     Total industrial domestic hub markets..................      4,027,929           3,557,948
Total industrial domestic target markets....................        764,097             777,541
Industrial domestic non-target markets and other............        290,982             320,231
International target markets................................        160,974              73,728
Total retail and other markets..............................         48,097              60,844
Construction in progress....................................        199,628             132,490
                                                                 ----------          ----------
     Total investments in properties........................     $5,491,707          $4,922,782
                                                                 ==========          ==========

                               AMB PROPERTY, L.P.

     The following table is a reconciliation from gross investment in real estate by market to total assets:

                                                                 2003         2002
                                                              ----------   ----------
Total investments in properties.............................  $5,491,707   $4,922,782
  Accumulated depreciation and amortization.................    (474,452)    (362,540)
                                                              ----------   ----------
     Net investments in properties..........................   5,017,255    4,560,242
Investments in unconsolidated joint ventures................      52,009       64,428
Properties held for divestiture, net........................      11,751      107,871
                                                              ----------   ----------
     Net investments in real estate.........................   5,081,015    4,732,541
Cash and cash equivalents...................................     127,678       89,332
Restricted cash.............................................      28,985       27,882
Mortgages receivable........................................      43,145       13,133
Accounts receivable, net of allowance for doubtful
  accounts..................................................      88,452       74,207
Other assets................................................      51,391       52,199
                                                              ----------   ----------
       Total assets.........................................  $5,420,666   $4,989,294
                                                              ==========   ==========

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES

To the General Partners of
of AMB Property, L.P.:

     Our audits of the consolidated financial statements referred to in our report dated February 13, 2004, appearing on page F-1 in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in
Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 13, 2004

                             AMB PROPERTY , L.P.

                                  SCHEDULE III

              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2003

               (in thousands, except number of buildings/centers)






                                                            NO. OF
PROPERTY                                                 BLDGS./CTRS.  LOCATION  TYPE  ENCUMBRANCES
--------                                                 ------------  --------  ----  ------------
ATLANTA
Airport Plaza                                                  3          GA     IND   $      4,444
Airport South Business Park                                    7          GA     IND         17,077
Amwiler-Gwinnett Industrial Portfolio                          8          GA     IND          5,454
Atlanta South Business Park                                    9          GA     IND              -
Atlantic Distribution Center                                   1          GA     IND          3,822
Norcross/Brookhollow Portfolio                                 4          GA     IND              -
Northbrook Distribution Center                                 1          GA     IND              -
Shawnee Industrial                                             1          GA     IND              -
South Ridge at Hartsfield                                      1          GA     IND          4,063
Southfield Industrial Portfolio                               13          GA     IND         34,088
Southfield Logistic Center                                     2          GA     IND         11,220
Southside Distribution Center                                  1          GA     IND          1,151
Suwanee Creek Distribution  SGP                                2          GA     IND         13,569
Suwanee Creek OP                                               3          GA     IND
Sylvan Industrial                                              1          GA     IND              -
CHICAGO
Addison Business Center                                        1          IL     IND              -
Alsip Industrial                                               1          IL     IND              -
AMB O'Hare Rosemont                                           14          IL     IND          9,519
AMB Port O'Hare                                                2          IL     IND          6,082
Arthur Distribution Center                                     1          IL     IND          6,250
Bedford Warehouse                                              1          IL     IND          2,777
Belden Avenue                                                  3          IL     IND         10,018
Bensenville Industrial Park                                   13          IL     IND         36,717
Bridgeview Industrial                                          1          IL     IND              -
Chancellory Warehouse                                          1          IL     IND          2,576
Chicago Industrial Portfolio                                   1          IL     IND          1,548
Chicago Ridge Freight Terminal                                 1          IL     IND              -
Chicago/O'Hare Industrial Portfolio                            5          IL     IND          8,931
Elk Grove Village Industrial                                  10          IL     IND         16,843
Executive Drive                                                1          IL     IND              -
Hamilton Parkway                                               1          IL     IND              -
Hintz Building                                                 1          IL     IND              -
Itasca Industrial Portfolio                                    6          IL     IND              -
Melrose Park                                                   1          IL     IND              -
NDP - Chicago                                                  3          IL     IND              -
O'Hare Industrial Portfolio                                   13          IL     IND              -
Poplar Gateway Truck Terminal                                  1          IL     IND              -
Stone Distributing Center                                      1          IL     IND          3,034
Thorndale Distribution                                         1          IL     IND          5,549
Touhy Cargo Terminal                                           1          IL     IND              -
Windsor Court                                                  1          IL     IND              -
Wood Dale Industrial (Includes Bonnie Lane)                    5          IL     IND          8,742
Yohan Industrial                                               3          IL     IND          4,684
DALLAS/FT. WORTH
Addison Technology Center                                      1          TX     IND              -
Dallas Industrial (Formerly Texas Industrial Portfolio)       12          TX     IND              -
DFW Airfreight Portfolio                                       6          TX     IND              -
Greater Dallas Industrial Portfolio                            5          TX     IND              -
Lincoln Industrial Center                                      1          TX     IND              -
Lonestar Portfolio                                             7          TX     IND         16,501
Northfield Distribution Center                                 5          TX     IND         16,522
Richardson Tech Center                                         2          TX     IND          5,101
Valwood Industrial                                             2          TX     IND          3,524
West North Carrier Parkway                                     1          TX     IND          2,852
LOS ANGELES
Anaheim Industrial                                             1          CA     IND              -
Artesia Industrial Portfolio                                  25          CA     IND         48,901
Aviation Logistics Center                                      8          CA     IND              -
Bell Ranch Distribution                                        5          CA     IND              -
Cabrillo Distribution Center                                   1          CA     IND         12,750
Carson Industrial                                             12          CA     IND              -
Carson Town Center                                             2          CA     IND
Chartwell Distribution Center                                  1          CA     IND              -
Del Amo Industrial Center                                      1          CA     IND              -
Eaves Distribution Center                                      3          CA     IND         15,123
Ford Distribution Cntr                                         7          CA     IND              -
Fordyce Distribution Center                                    1          CA     IND          7,485
Harris Business Center - AF I                                 10          CA     IND         26,818
Harris Business Center - AF II                                 9          CA     IND         32,992
Hawthorne LAX Cargo Center                                     1          CA     IND          8,434
International Multifoods                                       1          CA     IND              -
L.A. County Industrial Portfolio                               6          CA     IND         22,809
LA Media Tech Center                                           2          CA     IND              -



                                                          INITIAL COST TO COMPANY
                                                          ------------------------

                                                                       BUILDING &
PROPERTY                                                     LAND     IMPROVEMENTS
--------                                                     ----     ------------
ATLANTA
Airport Plaza                                             $    1,811   $     5,093
Airport South Business Park                                   10,035        16,436
Amwiler-Gwinnett Industrial Portfolio                          5,888        17,690
Atlanta South Business Park                                    8,047        24,180
Atlantic Distribution Center                                   1,519         4,679
Norcross/Brookhollow Portfolio                                 3,721        11,180
Northbrook Distribution Center                                 1,039         3,481
Shawnee Industrial                                             2,481         7,531
South Ridge at Hartsfield                                      2,096         4,008
Southfield Industrial Portfolio                               13,585        35,730
Southfield Logistic Center                                     3,200        10,012
Southside Distribution Center                                    766         2,480
Suwanee Creek Distribution  SGP                                3,098        12,944
Suwanee Creek OP                                               1,693        10,386
Sylvan Industrial                                              1,946         5,905
CHICAGO
Addison Business Center                                        1,060         3,228
Alsip Industrial                                               1,200         3,744
AMB O'Hare Rosemont                                            3,197         8,995
AMB Port O'Hare                                                4,913         5,761
Arthur Distribution Center                                     2,726         5,216
Bedford Warehouse                                              1,354         3,225
Belden Avenue                                                  5,491        13,655
Bensenville Industrial Park                                   20,799        62,438
Bridgeview Industrial                                          1,332         3,996
Chancellory Warehouse                                          1,566         2,006
Chicago Industrial Portfolio                                     762         2,285
Chicago Ridge Freight Terminal                                 3,705         3,576
Chicago/O'Hare Industrial Portfolio                            4,816         9,603
Elk Grove Village Industrial                                   7,060        21,739
Executive Drive                                                1,399         4,236
Hamilton Parkway                                               1,554         4,703
Hintz Building                                                   420         1,259
Itasca Industrial Portfolio                                    6,416        19,289
Melrose Park                                                   2,936         9,190
NDP - Chicago                                                  1,496         4,487
O'Hare Industrial Portfolio                                    6,248        18,778
Poplar Gateway Truck Terminal                                  4,551         3,152
Stone Distributing Center                                      2,242         3,266
Thorndale Distribution                                         4,130         4,216
Touhy Cargo Terminal                                           2,800           110
Windsor Court                                                    766         2,338
Wood Dale Industrial (Includes Bonnie Lane)                    2,869         9,166
Yohan Industrial                                               5,904         7,323
DALLAS/FT. WORTH
Addison Technology Center                                        899         2,696
Dallas Industrial (Formerly Texas Industrial Portfolio)        5,938        17,836
DFW Airfreight Portfolio                                         950         8,492
Greater Dallas Industrial Portfolio                            5,633        18,414
Lincoln Industrial Center                                        671         2,052
Lonestar Portfolio                                             6,909        21,154
Northfield Distribution Center                                 6,446        20,087
Richardson Tech Center                                         1,524         5,887
Valwood Industrial                                             1,983         5,989
West North Carrier Parkway                                     1,375         4,165
LOS ANGELES
Anaheim Industrial                                             1,457         4,341
Artesia Industrial Portfolio                                  22,758        68,254
Aviation Logistics Center                                     22,141        19,178
Bell Ranch Distribution                                        6,904        12,915
Cabrillo Distribution Center                                   7,563        11,177
Carson Industrial                                              4,231        10,418
Carson Town Center                                             6,565         3,210
Chartwell Distribution Center                                  2,711         8,191
Del Amo Industrial Center                                      2,529         7,651
Eaves Distribution Center                                     11,893        12,708
Ford Distribution Cntr                                        24,557        22,046
Fordyce Distribution Center                                    4,340         8,335
Harris Business Center - AF I                                 19,273        26,288
Harris Business Center - AF II                                20,772        31,050
Hawthorne LAX Cargo Center                                     2,775         8,377
International Multifoods                                       1,613         4,879
L.A. County Industrial Portfolio                               9,430        29,242
LA Media Tech Center                                           4,588        12,531



                                                                                  GROSS AMOUNT CARRIED AT 12/31/03
                                                                              -----------------------------------------
                                                         COSTS CAPITALIZED
                                                           SUBSEQUENT TO                   BUILDING &   TOTAL COSTS (1)
PROPERTY                                                    ACQUISITION          LAND     IMPROVEMENTS        (2)
--------                                                    -----------          ----     ------------        ---
ATLANTA
Airport Plaza                                                $      29        $    1,811  $     5,122     $     6,933
Airport South Business Park                                      6,416            10,035       22,852          32,886
Amwiler-Gwinnett Industrial Portfolio                            3,073             5,888       20,763          26,650
Atlanta South Business Park                                      2,127             8,047       26,307          34,354
Atlantic Distribution Center                                       155             1,519        4,834           6,353
Norcross/Brookhollow Portfolio                                   1,493             3,721       12,673          16,394
Northbrook Distribution Center                                     983             1,039        4,464           5,503
Shawnee Industrial                                               4,980             2,481       12,511          14,992
South Ridge at Hartsfield                                           33             2,096        4,041           6,137
Southfield Industrial Portfolio                                  6,506            13,585       42,235          55,820
Southfield Logistic Center                                       5,667             3,200       15,679          18,879
Southside Distribution Center                                        -               766        2,480           3,246
Suwanee Creek Distribution  SGP                                  2,283             3,098       15,228          18,326
Suwanee Creek OP                                                 9,733             2,181       19,631          21,812
Sylvan Industrial                                                  327             1,946        6,232           8,178
CHICAGO
Addison Business Center                                            248             1,060        3,475           4,535
Alsip Industrial                                                   263             1,200        4,007           5,207
AMB O'Hare Rosemont                                              1,564             3,197       10,560          13,757
AMB Port O'Hare                                                    981             4,913        6,743          11,656
Arthur Distribution Center                                         176             2,726        5,392           8,118
Bedford Warehouse                                                    7             1,354        3,232           4,586
Belden Avenue                                                      218             5,491       13,873          19,365
Bensenville Industrial Park                                     11,711            20,799       74,149          94,948
Bridgeview Industrial                                               96             1,332        4,092           5,424
Chancellory Warehouse                                              755             1,566        2,760           4,327
Chicago Industrial Portfolio                                       242               762        2,527           3,289
Chicago Ridge Freight Terminal                                      19             3,705        3,595           7,300
Chicago/O'Hare Industrial Portfolio                                483             4,816       10,087          14,903
Elk Grove Village Industrial                                     3,510             7,060       25,249          32,308
Executive Drive                                                    846             1,399        5,082           6,481
Hamilton Parkway                                                   226             1,554        4,929           6,483
Hintz Building                                                     308               420        1,567           1,987
Itasca Industrial Portfolio                                      3,193             6,416       22,482          28,898
Melrose Park                                                     2,076             2,936       11,266          14,202
NDP - Chicago                                                      776             1,496        5,264           6,759
O'Hare Industrial Portfolio                                      3,728             6,248       22,506          28,754
Poplar Gateway Truck Terminal                                        1             4,551        3,152           7,703
Stone Distributing Center                                            -             2,242        3,266           5,508
Thorndale Distribution                                             227             4,130        4,443           8,572
Touhy Cargo Terminal                                             3,840             2,800        3,950           6,750
Windsor Court                                                      102               766        2,440           3,206
Wood Dale Industrial (Includes Bonnie Lane)                        559             2,869        9,724          12,594
Yohan Industrial                                                   520             5,904        7,843          13,747
DALLAS/FT. WORTH
Addison Technology Center                                          590               899        3,286           4,185
Dallas Industrial (Formerly Texas Industrial Portfolio)          4,491             5,938       22,327          28,266
DFW Airfreight Portfolio                                           848               950        9,339          10,290
Greater Dallas Industrial Portfolio                              1,490             5,633       19,904          25,536
Lincoln Industrial Center                                          277               671        2,328           2,999
Lonestar Portfolio                                               1,062             6,909       22,216          29,126
Northfield Distribution Center                                     189             6,446       20,276          26,722
Richardson Tech Center                                           1,452             1,524        7,339           8,863
Valwood Industrial                                               1,896             1,983        7,885           9,868
West North Carrier Parkway                                       1,267             1,375        5,432           6,807
LOS ANGELES
Anaheim Industrial                                                 664             1,457        5,005           6,462
Artesia Industrial Portfolio                                     8,641            22,758       76,896          99,654
Aviation Logistics Center                                            -            22,141       19,178          41,319
Bell Ranch Distribution                                            273             6,904       13,188          20,092
Cabrillo Distribution Center                                        22             7,563       11,199          18,762
Carson Industrial                                                4,088             4,231       14,507          18,738
Carson Town Center                                              10,250             6,565       13,459          20,025
Chartwell Distribution Center                                      153             2,711        8,344          11,055
Del Amo Industrial Center                                           31             2,529        7,682          10,211
Eaves Distribution Center                                        2,131            11,893       14,838          26,732
Ford Distribution Cntr                                           2,596            24,557       24,642          49,198
Fordyce Distribution Center                                        233             4,340        8,568          12,908
Harris Business Center - AF I                                    1,637            19,273       27,925          47,198
Harris Business Center - AF II                                   1,189            20,772       32,239          53,010
Hawthorne LAX Cargo Center                                         264             2,775        8,641          11,416
International Multifoods                                         1,011             1,613        5,890           7,503
L.A. County Industrial Portfolio                                 2,653             9,430       31,895          41,325
LA Media Tech Center                                             4,419             4,588       16,950          21,539





                                                                            YEAR OF
                                                           ACCUMULATED   CONSTRUCTION/  DEPRECIABLE LIFE
PROPERTY                                                   DEPRECIATION   ACQUISITION        (YEARS)
--------                                                   ------------   -----------        -------
ATLANTA
Airport Plaza                                              $       11        2003             5-40
Airport South Business Park                                     1,564        2001             5-40
Amwiler-Gwinnett Industrial Portfolio                           4,386        1997             5-40
Atlanta South Business Park                                     4,907        1997             5-40
Atlantic Distribution Center                                      421        2000             5-40
Norcross/Brookhollow Portfolio                                  2,435        1997             5-40
Northbrook Distribution Center                                    900        2000             5-40
Shawnee Industrial                                              2,351        1999             5-40
South Ridge at Hartsfield                                         299        2001             5-40
Southfield Industrial Portfolio                                 3,277        1997             5-40
Southfield Logistic Center                                      1,537        2002             5-40
Southside Distribution Center                                     124        2001             5-40
Suwanee Creek Distribution  SGP                                 1,021        1998             5-40
Suwanee Creek OP                                                2,065        1998             5-40
Sylvan Industrial                                                 716        1999             5-40
CHICAGO
Addison Business Center                                           301        2000             5-40
Alsip Industrial                                                  625        1998             5-40
AMB O'Hare Rosemont                                             1,015        1999             5-40
AMB Port O'Hare                                                    40        2001             5-40
Arthur Distribution Center                                        406        2001             5-40
Bedford Warehouse                                                 176        2001             5-40
Belden Avenue                                                   1,595        1997             5-40
Bensenville Industrial Park                                    14,448        1997             5-40
Bridgeview Industrial                                             627        1997             5-40
Chancellory Warehouse                                             134        2002             5-40
Chicago Industrial Portfolio                                      417        1997             5-40
Chicago Ridge Freight Terminal                                    212        2001             5-40
Chicago/O'Hare Industrial Portfolio                               720        2001             5-40
Elk Grove Village Industrial                                    2,038        1997             5-40
Executive Drive                                                 1,054        1997             5-40
Hamilton Parkway                                                  815        1997             5-40
Hintz Building                                                    265        1998             5-40
Itasca Industrial Portfolio                                     4,551        1997             5-40
Melrose Park                                                    2,220        1997             5-40
NDP - Chicago                                                   1,016        1998             5-40
O'Hare Industrial Portfolio                                     4,087        1997             5-40
Poplar Gateway Truck Terminal                                      79        2002             5-40
Stone Distributing Center                                          27        2003             5-40
Thorndale Distribution                                            202        2002             5-40
Touhy Cargo Terminal                                               16        2002             5-40
Windsor Court                                                     398        1997             5-40
Wood Dale Industrial (Includes Bonnie Lane)                       758        1999             5-40
Yohan Industrial                                                  116        2003             5-40
DALLAS/FT. WORTH
Addison Technology Center                                         661        1998             5-40
Dallas Industrial (Formerly Texas Industrial Portfolio)         4,852        1997             5-40
DFW Airfreight Portfolio                                        1,137        2000             5-40
Greater Dallas Industrial Portfolio                             4,136        1997             5-40
Lincoln Industrial Center                                         478        1997             5-40
Lonestar Portfolio                                                961        1997             5-40
Northfield Distribution Center                                    901        2002             5-40
Richardson Tech Center                                            271        1997             5-40
Valwood Industrial                                              1,830        1997             5-40
West North Carrier Parkway                                        829        1997             5-40
LOS ANGELES
Anaheim Industrial                                                947        1997             5-40
Artesia Industrial Portfolio                                   14,344        1997             5-40
Aviation Logistics Center                                         120        2003             5-40
Bell Ranch Distribution                                           913        2001             5-40
Cabrillo Distribution Center                                      281        2002             5-40
Carson Industrial                                               1,833        1999             5-40
Carson Town Center                                                575        2000             5-40
Chartwell Distribution Center                                     763        2000             5-40
Del Amo Industrial Center                                         626        2000             5-40
Eaves Distribution Center                                       1,040        2001             5-40
Ford Distribution Cntr                                          1,652        2001             5-40
Fordyce Distribution Center                                       680        2001             5-40
Harris Business Center - AF I                                   2,613        2000             5-40
Harris Business Center - AF II                                  3,318        2000             5-40
Hawthorne LAX Cargo Center                                        658        2000             5-40
International Multifoods                                          976        1997             5-40
L.A. County Industrial Portfolio                                2,138        1997             5-40
LA Media Tech Center                                            2,204        1998             5-40

                              AMB PROPERTY, L.P.

                                  SCHEDULE III

              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2003

               (in thousands, except number of buildings/centers)



                                                                                                        INITIAL COST TO COMPANY
                                                                                                     ------------------------------

                                                            NO. OF
PROPERTY                                                 BLDGS./CTRS.  LOCATION  TYPE  ENCUMBRANCES       LAND          BUILDING
--------                                                 ------------  --------  ----  ------------       ----          --------
LAX Logistics Center                                           2          CA     IND              -      29,621,792      25,912,795
Los Nietos Business Center                                     4          CA     IND          7,974       2,487,986       7,750,698
NDP - Los Angeles                                              6          CA     IND              -       5,947,872      17,843,617
Normandie Industrial                                           1          CA     IND              -       2,397,500       7,490,591
Northpointe Commerce                                           2          CA     IND              -       1,772,808       5,358,424
Park One at LAX, LLC                                           -          CA     IND              -      75,000,000         430,647
Pioneer Alburtis                                               5          CA     IND          8,278       2,481,961       7,165,822
Slauson Distribution Center                                    8          CA     IND         26,194       7,806,250      23,551,698
Stadium Business Park                                          9          CA     IND              -       3,768,357      11,345,070
Sunset Distribution Center                                     2          CA     IND              -       6,717,600       2,764,624
Systematics                                                    1          CA     IND              -         911,002       2,773,005
Torrance Commerce Center                                       6          CA     IND              -       2,045,500       6,136,499
Van Nuys Airport Industrial                                    4          CA     IND              -       9,392,629       8,641,078
Walnut Drive                                                   1          CA     IND              -         963,539       2,918,130
Watson Industrial Center                                       1          CA     IND          4,530       1,712,500       5,321,189
Wilmington Avenue Warehouse                                    2          CA     IND              -       3,848,750      11,604,881
MIAMI
Beacon Centre - AF I                                           4          FL     IND         17,070       7,229,000      22,238,131
Beacon Centre - OP                                            18          FL     IND         66,690      31,703,625      96,681,490
Beacon Industrial Park                                         8          FL     IND              -      10,105,319      31,437,469
Blue Lagoon Business Park                                      2          FL     IND              -       4,944,965      14,874,894
Dolphin Distribution Center                                    1          FL     IND              -       1,581,353       3,602,404
Gratigny Distribution Center                                   1          FL     IND              -       1,551,162       2,380,417
Marlin Distribution Center                                     1          FL     IND              -       1,076,328       2,168,832
Miami Airport Business Center                                  6          FL     IND              -       6,400,000      19,633,781
Panther Distribution Center                                    1          FL     IND              -       1,839,585       3,251,847
Sunrise Industrial                                             4          FL     IND         11,643       6,265,901      18,797,703
NO. NEW JERSEY/NEW YORK
AMB Meadowlands Park                                           8          NJ     IND              -       5,448,761      14,457,627
Dellamor                                                       8          NJ     IND         14,408      12,061,002      11,577,103
Dock's Corner                                                  1          NJ     IND         35,748       5,125,000      22,516,095
Fairmeadows Portfolio                                         17          NJ     IND         25,129      18,614,941      27,901,136
Highway 17                                                     2          NJ     IND              -       8,184,696       6,515,872
Interstate Crossdock                                           1          NJ     IND              -      12,712,080      19,294,805
Jamesburg                                                      3          NJ     IND         22,127      11,700,375      35,101,125
Linden Industrial                                              1          NJ     IND              -         900,000       2,752,580
Mahwah Corporate Center                                        5          NJ     IND              -       9,003,460      27,572,755
Meadow Lane 495                                                1          NJ     IND              -         837,500       2,594,372
Meadowlands AF II                                              4          NJ     IND         12,212       6,755,000      13,092,539
Meadowlands Cross Dock                                         1          NJ     IND              -       1,109,703       3,484,837
Moonachie Industrial                                           2          NJ     IND          5,451       2,730,525       5,227,704
Murray Hill Parkway                                            2          NJ     IND              -       1,670,000       2,567,541
Newark Airport I& II                                           2          NJ     IND          3,617       1,755,000       5,399,692
Orchard Hill                                                   1          NJ     IND              -       1,211,505       1,410,624
Porete Avenue Warehouse                                        1          NJ     IND              -       4,067,384      12,202,152
Skyland Crossdock                                              1          NJ     IND              -               -       7,249,930
Teterboro Meadowlands 15                                       1          NJ     IND          9,750       4,960,876       9,618,332
Two South Middlesex                                            1          NJ     IND              -       2,247,120       6,781,359
JFK Air Cargo - AF I                                          14          NY     IND         18,807      10,210,000      29,730,221
JFK Air Cargo - OP                                            14          NY     IND              -      15,833,500      45,693,896
JFK Airport Park                                               1          NY     IND              -       2,349,500       7,250,550
ON TARMAC
AMB BWI Cargo Center                                           1          MD     IND          2,749               -       6,366,872
AMB DAY Cargo Center                                           5          OH     IND          6,625               -       7,162,674
AMB DFW Cargo Center 1                                         1          TX     IND         15,949               -      19,683,283
AMB DFW Cargo Center 2                                         1          TX     IND              -               -       4,286,411
AMB DFW Cargo Center East                                      3          TX     IND          6,042               -      20,631,855
AMB IAD Cargo Center                                           1          VA     IND         12,675               -      39,050,469
AMB IAH Cargo Center                                           1          TX     IND          7,292               -         338,785
AMB JAX Cargo Center                                           1          FL     IND          3,050               -       3,029,499
AMB JFK Cargo Center 75&77                                     2          NJ     IND              -               -      30,964,930
AMB LAS Cargo Center                                           5          NV     IND              -               -      24,071,896
AMB LAX Cargo Center                                           3          CA     IND          7,337               -      13,444,679
AMB MCI Cargo Center 1                                         1          MO     IND          5,035               -       5,793,199
AMB MCI Cargo Center 2                                         1          MO     IND          9,150               -       8,134,000
AMB PDX Carto Center                                           2          OR     IND              -               -          25,997
AMB PHL Air Cargo Center                                       1          PA     IND              -               -       9,715,908
AMB RNO Cargo Center                                           2          NV     IND              -               -       6,013,613
AMB SEA Air Cargo Center 314                                   1          WA     IND          2,902               -       2,938,871
AMB SEA Cargo Center North                                     2          WA     IND          4,616               -      15,593,688
AMB SEA Cargo Center South                                     1          WA     IND              -               -       3,055,554
SAN FRANCISCO BAY AREA
Acer Distribution Center                                       1          CA     IND              -       3,146,277       9,478,832
Albrae Business Center                                         1          CA     IND          7,730       6,298,500       6,227,312
Alvarado Business Center                                       5          CA     IND         23,828       6,341,865      26,670,731



                                                                                      COSTS CAPITALIZED
                                                                                         SUBSEQUENT
                                                         INITIAL COST TO COMPANY       (IMPROVEMENTS)
                                                         ------------------------  -----------------------

                                                                      BUILDING &
PROPERTY                                                    LAND     IMPROVEMENTS     LAND       BUILDING    LAND
--------                                                    ----     ------------     ----       --------    ----
LAX Logistics Center                                         29,622        24,513           -       14,822       -
Los Nietos Business Center                                    2,488         7,751           -      334,862       -
NDP - Los Angeles                                             5,948        17,844           -    2,491,026       -
Normandie Industrial                                          2,398         7,491           -    1,640,663       -
Northpointe Commerce                                          1,773         5,358           -      436,602       -
Park One at LAX, LLC                                         75,000           431           -       65,868       -
Pioneer Alburtis                                              2,482         7,166           -      780,843       -
Slauson Distribution Center                                   7,806        23,552           -    2,886,020       -
Stadium Business Park                                         3,768        11,345           -    1,317,052       -
Sunset Distribution Center                                    6,718         2,765           -    1,635,484       -
Systematics                                                     911         2,773           -      620,167       -
Torrance Commerce Center                                      2,045         6,136           -      916,530       -
Van Nuys Airport Industrial                                   9,393         8,641           -   14,972,958       -
Walnut Drive                                                    964         2,918           -      743,553       -
Watson Industrial Center                                      1,713         5,321           -    1,324,578       -
Wilmington Avenue Warehouse                                   3,849        11,605           -    2,662,975       -
MIAMI
Beacon Centre - AF I                                          7,229        22,238           -    1,063,272       -
Beacon Centre - OP                                           31,704        96,681           -   15,298,075       -
Beacon Industrial Park                                       10,105        31,437           -    5,656,201       -
Blue Lagoon Business Park                                     4,945        14,875           -    1,202,101       -
Dolphin Distribution Center                                   1,581         3,602           -            -       -
Gratigny Distribution Center                                  1,551         2,380           -      382,827       -
Marlin Distribution Center                                    1,076         2,169           -      310,979       -
Miami Airport Business Center                                 6,400        19,634           -    3,156,384       -
Panther Distribution Center                                   1,840         3,252           -            -       -
Sunrise Industrial                                            6,266        18,798           -    3,219,700       -
NO. NEW JERSEY/NEW YORK
AMB Meadowlands Park                                          5,449        14,458           -    3,905,591       -
Dellamor                                                     12,061        11,577           -     (197,238)      -
Dock's Corner                                                 5,125        22,516   8,547,484   19,869,618   8,547
Fairmeadows Portfolio                                        18,615        27,540           -      955,660       -
Highway 17                                                    8,185         6,516           -      (25,837)      -
Interstate Crossdock                                         12,712        19,295           -       49,803
Jamesburg                                                    11,700        35,101           -    1,789,313       -
Linden Industrial                                               900         2,753           -      472,917       -
Mahwah Corporate Center                                       9,003        27,573           -      573,976       -
Meadow Lane 495                                                 838         2,594           -      281,909       -
Meadowlands AF II                                             6,755        13,093           -    1,899,703       -
Meadowlands Cross Dock                                        1,110         3,485           -      989,442       -
Moonachie Industrial                                          2,731         5,228           -      280,428       -
Murray Hill Parkway                                           1,670         2,568           -    5,173,102       -
Newark Airport I& II                                          1,755         5,400           -      483,360       -
Orchard Hill                                                  1,212         1,411           -            -       -
Porete Avenue Warehouse                                       4,067        12,202           -    4,502,056       -
Skyland Crossdock                                                 -         7,250           -      252,931       -
Teterboro Meadowlands 15                                      4,961         9,618           -    1,273,467       -
Two South Middlesex                                           2,247         6,781           -    1,043,302       -
JFK Air Cargo - AF I                                         10,210        29,730           -    3,664,018       -
JFK Air Cargo - OP                                           15,834        45,694           -    4,112,057       -
JFK Airport Park                                              2,350         7,251           -      630,540       -
ON TARMAC
AMB BWI Cargo Center                                              -         6,367           -       87,418       -
AMB DAY Cargo Center                                              -         7,163           -      428,487       -
AMB DFW Cargo Center 1                                            -        19,683           -    3,869,299       -
AMB DFW Cargo Center 2                                            -         4,286           -   13,950,312       -
AMB DFW Cargo Center East                                         -        20,632           -      281,476       -
AMB IAD Cargo Center                                              -        39,050           -     (209,555)      -
AMB IAH Cargo Center                                              -           339           -    8,951,420       -
AMB JAX Cargo Center                                              -         3,029           -            -       -
AMB JFK Cargo Center 75&77                                        -        30,965           -    2,604,100       -
AMB LAS Cargo Center                                              -        24,072           -      603,966
AMB LAX Cargo Center                                              -        13,445           -      129,660       -
AMB MCI Cargo Center 1                                            -         5,793           -      164,251       -
AMB MCI Cargo Center 2                                            -         8,134           -            -       -
AMB PDX Carto Center                                              -            26           -    9,887,351       -
AMB PHL Air Cargo Center                                          -         9,716           -      289,576       -
AMB RNO Cargo Center                                              -         6,014           -      192,170       -
AMB SEA Air Cargo Center 314                                      -         2,939           -            -       -
AMB SEA Cargo Center North                                        -        15,594           -       82,483       -
AMB SEA Cargo Center South                                        -         3,056           -      206,275       -
SAN FRANCISCO BAY AREA
Acer Distribution Center                                      3,146         9,479           -    2,478,092       -
Albrae Business Center                                        6,299         6,227           -      650,145       -
Alvarado Business Center                                      6,342        26,671           -    9,113,432       -



                                                                                TOTAL          GROSS AMOUNT CARRIED AT 12/31/03
                                                                                           -----------------------------------------
                                                         COSTS CAPITALIZED
                                                           SUBSEQUENT TO                                BUILDING &   TOTAL COSTS (1)
PROPERTY                                                    ACQUISITION         COSTS         LAND     IMPROVEMENTS        (2)
--------                                                    -----------         -----         ----     ------------        ---
LAX Logistics Center                                             1,415         55,549,409      29,622       25,928          55,549
Los Nietos Business Center                                         335         10,573,546       2,488        8,086          10,574
NDP - Los Angeles                                                2,491         26,282,515       5,948       20,335          26,283
Normandie Industrial                                             1,641         11,528,754       2,398        9,131          11,529
Northpointe Commerce                                               437          7,567,834       1,773        5,795           7,568
Park One at LAX, LLC                                                66         75,496,515      75,000          497          75,497
Pioneer Alburtis                                                   781         10,428,626       2,482        7,947          10,429
Slauson Distribution Center                                      2,886         34,243,968       7,806       26,438          34,244
Stadium Business Park                                            1,317         16,430,479       3,768       12,662          16,430
Sunset Distribution Center                                       1,635         11,117,708       6,718        4,400          11,118
Systematics                                                        620          4,304,174         911        3,393           4,304
Torrance Commerce Center                                           917          9,098,529       2,045        7,053           9,099
Van Nuys Airport Industrial                                     14,973         33,006,665       9,393       23,614          33,007
Walnut Drive                                                       744          4,625,222         964        3,662           4,625
Watson Industrial Center                                         1,325          8,358,267       1,713        6,646           8,358
Wilmington Avenue Warehouse                                      2,663         18,116,606       3,849       14,268          18,117
MIAMI
Beacon Centre - AF I                                             1,063         30,530,403       7,229       23,301          30,530
Beacon Centre - OP                                              15,298        143,683,190      31,704      111,980         143,683
Beacon Industrial Park                                           5,656         47,198,989      10,105       37,094          47,199
Blue Lagoon Business Park                                        1,202         21,021,960       4,945       16,077          21,022
Dolphin Distribution Center                                          -          5,183,757       1,581        3,602           5,184
Gratigny Distribution Center                                       383          4,314,406       1,551        2,763           4,314
Marlin Distribution Center                                         311          3,556,139       1,076        2,480           3,556
Miami Airport Business Center                                    3,156         29,190,165       6,400       22,790          29,190
Panther Distribution Center                                          -          5,091,432       1,840        3,252           5,091
Sunrise Industrial                                               3,220         28,283,304       6,266       22,017          28,283
NO. NEW JERSEY/NEW YORK
AMB Meadowlands Park                                             3,906         23,811,979       5,449       18,363          23,812
Dellamor                                                          (197         23,440,867      12,061       11,380          23,441
Dock's Corner                                                   28,417         56,058,197      13,672       42,386          56,058
Fairmeadows Portfolio                                            1,317         47,471,737      18,615       28,857          47,472
Highway 17                                                         (26         14,674,731       8,185        6,490          14,675
Interstate Crossdock                                                50         32,056,688      12,712       19,345          32,057
Jamesburg                                                        1,789         48,590,813      11,700       36,890          48,591
Linden Industrial                                                  473          4,125,497         900        3,225           4,125
Mahwah Corporate Center                                            574         37,150,191       9,003       28,147          37,150
Meadow Lane 495                                                    282          3,713,781         838        2,876           3,714
Meadowlands AF II                                                1,900         21,747,242       6,755       14,992          21,747
Meadowlands Cross Dock                                             989          5,583,982       1,110        4,474           5,584
Moonachie Industrial                                               280          8,238,657       2,731        5,508           8,239
Murray Hill Parkway                                              5,173          9,410,643       1,670        7,741           9,411
Newark Airport I& II                                               483          7,638,052       1,755        5,883           7,638
Orchard Hill                                                         -          2,622,129       1,212        1,411           2,622
Porete Avenue Warehouse                                          4,502         20,771,592       4,067       16,704          20,772
Skyland Crossdock                                                  253          7,502,861           -        7,503           7,503
Teterboro Meadowlands 15                                         1,273         15,852,675       4,961       10,892          15,853
Two South Middlesex                                              1,043         10,071,781       2,247        7,825          10,072
JFK Air Cargo - AF I                                             3,664         43,604,239      10,210       33,394          43,604
JFK Air Cargo - OP                                               4,112         65,639,453      15,834       49,806          65,639
JFK Airport Park                                                   631         10,230,590       2,350        7,881          10,231
ON TARMAC
AMB BWI Cargo Center                                                87          6,454,290           -        6,454           6,454
AMB DAY Cargo Center                                               428          7,591,161           -        7,591           7,591
AMB DFW Cargo Center 1                                           3,869         23,552,582           -       23,553          23,553
AMB DFW Cargo Center 2                                          13,950         18,236,723           -       18,237          18,237
AMB DFW Cargo Center East                                          281         20,913,331           -       20,913          20,913
AMB IAD Cargo Center                                              (210         38,840,914           -       38,841          38,841
AMB IAH Cargo Center                                             8,951          9,290,205           -        9,290           9,290
AMB JAX Cargo Center                                                 -          3,029,499           -        3,029           3,029
AMB JFK Cargo Center 75&77                                       2,604         33,569,030           -       33,569          33,569
AMB LAS Cargo Center                                               604         24,675,862           -       24,676          24,676
AMB LAX Cargo Center                                               130         13,574,339           -       13,574          13,574
AMB MCI Cargo Center 1                                             164          5,957,450           -        5,957           5,957
AMB MCI Cargo Center 2                                               -          8,134,000           -        8,134           8,134
AMB PDX Carto Center                                             9,887          9,913,348           -        9,913           9,913
AMB PHL Air Cargo Center                                           290         10,005,484           -       10,005          10,005
AMB RNO Cargo Center                                               192          6,205,783           -        6,206           6,206
AMB SEA Air Cargo Center 314                                         -          2,938,871           -        2,939           2,939
AMB SEA Cargo Center North                                          82         15,676,171           -       15,676          15,676
AMB SEA Cargo Center South                                         206          3,261,829           -        3,262           3,262
SAN FRANCISCO BAY AREA
Acer Distribution Center                                         2,478         15,103,201       3,146       11,957          15,103
Albrae Business Center                                             650         13,175,957       6,299        6,877          13,176
Alvarado Business Center                                         9,113         42,126,028       6,342       35,784          42,126






                                                                            YEAR OF
                                                           ACCUMULATED   CONSTRUCTION/  DEPRECIABLE LIFE
PROPERTY                                                   DEPRECIATION   ACQUISITION        (YEARS)
--------                                                   ------------   -----------        -------
LAX Logistics Center                                              163        2003             5-40
Los Nietos Business Center                                        622        1999             5-40
NDP - Los Angeles                                               3,210        1998             5-40
Normandie Industrial                                              996        2000             5-40
Northpointe Commerce                                            1,052        1997             5-40
Park One at LAX, LLC                                               11        2002             5-40
Pioneer Alburtis                                                  673        1999             5-40
Slauson Distribution Center                                     2,213        2000             5-40
Stadium Business Park                                           2,266        1997             5-40
Sunset Distribution Center                                         56        2002             5-40
Systematics                                                       628        1997             5-40
Torrance Commerce Center                                        1,302        1998             5-40
Van Nuys Airport Industrial                                     2,480        2000             5-40
Walnut Drive                                                      594        1997             5-40
Watson Industrial Center                                          419        2001             5-40
Wilmington Avenue Warehouse                                     2,386        1999             5-40
MIAMI
Beacon Centre - AF I                                            2,069        2000             5-40
Beacon Centre - OP                                             11,979        2000             5-40
Beacon Industrial Park                                          6,335        1997             5-40
Blue Lagoon Business Park                                       2,817        1997             5-40
Dolphin Distribution Center                                        23        2003             5-40
Gratigny Distribution Center                                      106        2003             5-40
Marlin Distribution Center                                         53        2003             5-40
Miami Airport Business Center                                   3,039        1999             5-40
Panther Distribution Center                                        20        2003             5-40
Sunrise Industrial                                              2,885        1998             5-40
NO. NEW JERSEY/NEW YORK
AMB Meadowlands Park                                            1,832        2000             5-40
Dellamor                                                          515        2002             5-40
Dock's Corner                                                   3,531        1997             5-40
Fairmeadows Portfolio                                              90        2003             5-40
Highway 17                                                        197        2002             5-40
Interstate Crossdock                                              700        2002             5-40
Jamesburg                                                       6,022        1998             5-40
Linden Industrial                                                 438        1999             5-40
Mahwah Corporate Center                                         4,275        1998             5-40
Meadow Lane 495                                                   385        1999             5-40
Meadowlands AF II                                               1,202        2001             5-40
Meadowlands Cross Dock                                            631        2000             5-40
Moonachie Industrial                                              449        2001             5-40
Murray Hill Parkway                                             1,610        1999             5-40
Newark Airport I& II                                              694        2000             5-40
Orchard Hill                                                       47        2002             5-40
Porete Avenue Warehouse                                         2,407        1998             5-40
Skyland Crossdock                                                 268        2002             5-40
Teterboro Meadowlands 15                                        1,117        2001             5-40
Two South Middlesex                                             1,527        1997             5-40
JFK Air Cargo - AF I                                            4,084        2000             5-40
JFK Air Cargo - OP                                              5,571        2000             5-40
JFK Airport Park                                                  837        2000             5-40
ON TARMAC
AMB BWI Cargo Center                                              542        2000             5-40
AMB DAY Cargo Center                                              749        2000             5-40
AMB DFW Cargo Center 1                                          3,096        1999             5-40
AMB DFW Cargo Center 2                                          2,031        1999             5-40
AMB DFW Cargo Center East                                       1,772        2000             5-40
AMB IAD Cargo Center                                            1,485        2002             5-40
AMB IAH Cargo Center                                               76        2000             5-40
AMB JAX Cargo Center                                              245        2000             5-40
AMB JFK Cargo Center 75&77                                      1,374        2002             5-40
AMB LAS Cargo Center                                              543        2003             5-40
AMB LAX Cargo Center                                            1,110        2000             5-40
AMB MCI Cargo Center 1                                            519        2000             5-40
AMB MCI Cargo Center 2                                            642        2000             5-40
AMB PDX Carto Center                                              630        2002             5-40
AMB PHL Air Cargo Center                                          889        2000             5-40
AMB RNO Cargo Center                                              146        2003             5-40
AMB SEA Air Cargo Center 314                                        -        2003             5-40
AMB SEA Cargo Center North                                      1,260        2000             5-40
AMB SEA Cargo Center South                                        303        2000             5-40
SAN FRANCISCO BAY AREA
Acer Distribution Center                                        2,436        1997             5-40
Albrae Business Center                                            399        2001             5-40
Alvarado Business Center                                        2,154        1997             5-40

                              AMB PROPERTY, L.P.

                                  SCHEDULE III

              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2003

               (in thousands, except number of buildings/centers)



                                                                                                        INITIAL COST TO COMPANY
                                                                                                     ------------------------------

                                                            NO. OF
PROPERTY                                                 BLDGS./CTRS.  LOCATION  TYPE  ENCUMBRANCES       LAND          BUILDING
--------                                                 ------------  --------  ----  ------------       ----          --------
Brennan Distribution                                           1          CA     IND          4,163       3,682,800       3,021,959
Central Bay                                                    2          CA     IND          6,951       3,895,500       7,400,325
Component Drive Industrial  Portfolio                          3          CA     IND              -      12,687,950       6,974,454
Concord Industrial Portfolio                                  10          CA     IND         10,475       3,871,557      11,646,972
Dado Distribution                                              1          CA     IND              -       7,221,000       3,739,242
Diablo Industrial Park                                        12          CA     IND          8,829       3,379,142      10,489,441
Doolittle Distribution Center                                  1          CA     IND              -       2,643,750       8,013,859
Dowe Industrial Center                                         2          CA     IND              -       2,664,628       8,033,885
Dublin Industrial Portfolio                                    1          CA     IND              -       2,980,000       9,041,844
East Bay Doolittle                                             1          CA     IND              -       7,128,000      11,023,443
East Bay Whipple                                               1          CA     IND          6,894       5,333,300       8,126,092
East Grand Airfreight                                          2          CA     IND          4,222       5,092,587       4,190,000
Edgewater Industrial Center                                    1          CA     IND              -       4,037,500      15,112,860
Fairway Drive Industrial                                       4          CA     IND         12,195       4,213,760      13,949,212
Hayward Industrial - Hathaway                                  2          CA     IND              -       4,472,500      13,545,851
Hayward Industrial - Wiegman                                   1          CA     IND          7,234       2,772,500       8,392,970
Junction Industrial Park                                       4          CA     IND              -       7,875,000      23,975,406
Laurelwood Drive                                               2          CA     IND              -       2,750,000       8,538,128
Lawrence SSF                                                   1          CA     IND              -       2,870,000       5,520,697
Marina Business ParK                                           2          CA     IND          4,312       3,280,497       4,315,715
Martin/Scott Industrial Portfolio                              2          CA     IND              -       9,051,900       5,309,064
Milmont Page Business Center                                   3          CA     IND         11,386       3,421,800      10,600,168
Moffett Business Center (MBC Industrial)                       4          CA     IND              -       5,892,120      17,716,359
Moffett Distribution                                           7          CA     IND         19,121      26,915,750      11,277,319
Moffett Park R&D Portfolio                                    14          CA     IND              -      14,804,853      44,462,151
Pacific Business Center                                        2          CA     IND          8,642       5,417,120      16,291,360
Pardee Drive                                                   1          CA     IND          1,533         618,637       1,880,125
Silicon Valley R&D Portfolio*                                  5          CA     IND              -       6,699,883      20,186,155
South Bay Industrial                                           8          CA     IND         17,709      14,992,112      45,016,335
Utah Airfreight                                                1          CA     IND         17,433      18,753,032       8,381,257
Weigman Road                                                   1          CA     IND              -       1,562,783       4,688,348
Williams & Bouroughs                                           4          CA     IND          7,908       2,382,385       6,981,476
Willow Park Industrial Portfolio                              21          CA     IND              -      25,590,368      76,771,105
Yosemite Drive                                                 1          CA     IND              -       2,350,307       7,050,920
Zanker/Charcot Industrial                                      5          CA     IND              -       5,282,414      15,887,242
SEATTLE
Black River                                                    1          WA     IND          3,420       1,844,500       3,559,469
Earlington Business Park                                       1          WA     IND          4,238       2,766,420       3,233,690
East Valley Warehouse                                          1          WA     IND              -       6,812,500      20,511,048
Gateway Corporate Center                                       9          WA     IND         27,000      10,642,848      32,907,940
Gateway North                                                  6          WA     IND         14,000       5,270,204      16,295,596
Harvest Business Park                                          3          WA     IND              -       2,371,025       7,153,074
Kent Centre Corporate Park                                     4          WA     IND              -       3,041,774       9,165,322
Kingsport Industrial Park                                      7          WA     IND              -       8,100,769      23,812,240
NDP - Seattle                                                  4          WA     IND         11,854       3,993,219      11,773,486
Northwest Distribution Center                                  3          WA     IND              -       3,532,618      10,750,992
Puget Sound Airfreight                                         1          WA     IND              -       1,329,040       1,829,778
Renton Northwest Corp. Park                                    6          WA     IND         24,245      25,958,996      14,791,812
SEA Logistics Center 1                                         3          WA     IND              -       9,217,736      18,968,499
SEA Logistics Center 2                                         3          WA     IND         14,490      11,534,534      24,601,289
Seattle Airport Industrial                                     1          WA     IND              -         618,750       1,923,176
Trans-Pacific Industrial Park                                 11          WA     IND         48,600      31,674,841      42,209,681
OTHER INDUSTRIAL MARKETS
Activity Distribution Center                                   4          CA     IND              -       3,736,151      11,248,452
Scripps Sorrento                                               1          CA     IND              -       1,110,131       3,330,393
Chancellor Square                                              3          FL     IND         15,029       2,009,123       6,106,335
Presidents Drive                                               6          FL     IND              -       5,770,357      17,654,542
Sand Lake Service Center                                       6          FL     IND              -       3,482,611      10,584,711
Elmwood Business Park                                          5          LA     IND              -       4,162,500      12,487,500
Boston Industrial Portfolio                                   18          MA     IND         10,031      16,706,924      52,013,374
Cabot Business Park                                           13          MA     IND              -      15,282,977      46,432,597
Cabot Business Park (KYDJ)                                     2          MA     IND              -       1,474,461      14,353,413
Cabot Business Park SGP                                        3          MA     IND         16,423       5,499,111      16,969,412
Bennington Corporate Center                                    2          MD     IND          5,854       2,671,358       8,181,283
B.W.I                                                          2          MD     IND          3,454       2,257,809       5,149,324
Columbia Business Center                                       9          MD     IND          3,752       3,855,854      11,735,953
Corridor Industrial                                            1          MD     IND          2,376         995,656       3,019,002
Crysen Industrial                                              1          MD     IND          2,223       1,425,000       4,275,000
Gateway 58                                                     3          MD     IND              -       3,255,934       9,940,375
Gateway Commerce Center                                        5          MD     IND              -       4,083,424      12,335,750
Greenwood Industrial                                           3          MD     IND              -       4,729,200      14,187,600
Meadowridge Industrial                                         3          MD     IND              -       3,715,800      11,147,400
Oakland Ridge Industrial Center                               12          MD     IND          4,236       3,296,724      19,207,349
Patuxent Alliance 8280                                         1          MD     IND              -         887,250       1,705,831
Patuxent Range Road                                            2          MD     IND              -       1,695,731       5,127,194



                                                                                      COSTS CAPITALIZED
                                                                                         SUBSEQUENT
                                                         INITIAL COST TO COMPANY       (IMPROVEMENTS)
                                                         ------------------------  -----------------------

                                                                      BUILDING &
PROPERTY                                                    LAND     IMPROVEMENTS     LAND       BUILDING    LAND
--------                                                    ----     ------------     ----       --------    ----
Brennan Distribution                                          3,683         3,022           -    2,193,374       -
Central Bay                                                   3,896         7,400           -    1,164,624       -
Component Drive Industrial  Portfolio                        12,688         6,974           -      760,577       -
Concord Industrial Portfolio                                  3,872        11,647           -    2,487,235       -
Dado Distribution                                             7,221         3,739           -      953,339       -
Diablo Industrial Park                                        3,379        10,489           -    1,143,921       -
Doolittle Distribution Center                                 2,644         8,014           -      678,394       -
Dowe Industrial Center                                        2,665         8,034           -    2,003,051       -
Dublin Industrial Portfolio                                   2,980         9,042           -    1,010,784       -
East Bay Doolittle                                            7,128        11,023           -    2,034,559       -
East Bay Whipple                                              5,333         8,126           -    1,634,874       -
East Grand Airfreight                                         5,093         4,190           -            -       -
Edgewater Industrial Center                                   4,038        15,113           -    4,482,180       -
Fairway Drive Industrial                                      4,214        13,949           -    2,465,768       -
Hayward Industrial - Hathaway                                 4,473        13,546           -      528,736       -
Hayward Industrial - Wiegman                                  2,773         8,393           -      405,897       -
Junction Industrial Park                                      7,875        23,975           -    1,651,688       -
Laurelwood Drive                                              2,750         8,538           -      568,534       -
Lawrence SSF                                                  2,870         5,521           -    1,123,658       -
Marina Business ParK                                          3,280         4,316           -       46,980       -
Martin/Scott Industrial Portfolio                             9,052         5,309           -      335,915       -
Milmont Page Business Center                                  3,422        10,600           -    3,073,434       -
Moffett Business Center (MBC Industrial)                      5,892        17,716           -    3,281,411       -
Moffett Distribution                                         26,916        11,277           -    1,353,452       -
Moffett Park R&D Portfolio                                   14,805        44,462           -    9,448,014       -
Pacific Business Center                                       5,417        16,291           -    1,747,377       -
Pardee Drive                                                    619         1,880           -      274,337       -
Silicon Valley R&D Portfolio*                                 6,700        20,186           -    4,778,780       -
South Bay Industrial                                         14,992        45,016           -    5,564,313       -
Utah Airfreight                                              18,753         8,381           -      315,884       -
Weigman Road                                                  1,563         4,688           -    1,550,492       -
Williams & Bouroughs                                          2,382         6,981           -    3,309,005       -
Willow Park Industrial Portfolio                             25,590        76,771           -   12,595,835       -
Yosemite Drive                                                2,350         7,051           -      752,720       -
Zanker/Charcot Industrial                                     5,282        15,887           -    2,412,856       -
SEATTLE
Black River                                                   1,845         3,559           -      284,821       -
Earlington Business Park                                      2,766         3,234           -      326,403       -
East Valley Warehouse                                         6,813        20,511           -    5,695,694       -
Gateway Corporate Center                                     10,643        32,908           -    4,323,112       -
Gateway North                                                 5,270        16,296           -    1,496,599       -
Harvest Business Park                                         2,371         7,153           -    1,196,908       -
Kent Centre Corporate Park                                    3,042         9,165           -    1,198,579       -
Kingsport Industrial Park                                     8,101        23,812           -    4,104,452       -
NDP - Seattle                                                 3,993        11,773           -    1,109,735       -
Northwest Distribution Center                                 3,533        10,751           -      996,328       -
Puget Sound Airfreight                                        1,329         1,830           -      254,652       -
Renton Northwest Corp. Park                                  25,959        14,792           -      768,022       -
SEA Logistics Center 1                                        9,218        18,968           -       21,401       -
SEA Logistics Center 2                                       11,535        24,601           -            -       -
Seattle Airport Industrial                                      619         1,923           -      179,729       -
Trans-Pacific Industrial Park                                31,675        42,210           -      530,947       -
OTHER INDUSTRIAL MARKETS
Activity Distribution Center                                  3,736        11,248           -    1,799,374       -
Scripps Sorrento                                              1,110         3,330           -      101,202       -
Chancellor Square                                             2,009         6,106           -    2,783,420       -
Presidents Drive                                              5,770        17,655           -    1,989,548       -
Sand Lake Service Center                                      3,483        10,585           -    2,804,895       -
Elmwood Business Park                                         4,163        12,488           -    1,933,665       -
Boston Industrial Portfolio                                  16,707        52,013           -   15,297,982       -
Cabot Business Park                                          15,283        46,433   1,045,533    3,589,818   1,046
Cabot Business Park (KYDJ)                                    1,474        14,353     348,862    8,054,922     349
Cabot Business Park SGP                                       5,499        16,969     756,724    1,424,675     757
Bennington Corporate Center                                   2,671         8,181           -      962,484       -
B.W.I                                                         2,258         5,149           -      173,797       -
Columbia Business Center                                      3,856        11,736           -    2,116,943       -
Corridor Industrial                                             996         3,019           -      270,120       -
Crysen Industrial                                             1,425         4,275           -      993,365       -
Gateway 58                                                    3,256         9,940           -      112,007       -
Gateway Commerce Center                                       4,083        12,336           -    1,244,703       -
Greenwood Industrial                                          4,729        14,188           -    2,250,149       -
Meadowridge Industrial                                        3,716        11,147           -      360,038       -
Oakland Ridge Industrial Center                               3,297        19,207           -    7,074,601       -
Patuxent Alliance 8280                                          887         1,706           -       34,127       -
Patuxent Range Road                                           1,696         5,127           -      564,044       -






                                                                                TOTAL          GROSS AMOUNT CARRIED AT 12/31/03
                                                                                           -----------------------------------------
                                                         COSTS CAPITALIZED
                                                           SUBSEQUENT TO                                BUILDING &   TOTAL COSTS (1)
PROPERTY                                                    ACQUISITION         COSTS         LAND     IMPROVEMENTS        (2)
--------                                                    -----------         -----         ----     ------------        ---
Brennan Distribution                                             2,193          8,898,133       3,683        5,215           8,898
Central Bay                                                      1,165         12,460,449       3,896        8,565          12,460
Component Drive Industrial  Portfolio                              761         20,422,981      12,688        7,735          20,423
Concord Industrial Portfolio                                     2,487         18,005,764       3,872       14,134          18,006
Dado Distribution                                                  953         11,913,581       7,221        4,693          11,914
Diablo Industrial Park                                           1,144         15,012,504       3,379       11,633          15,013
Doolittle Distribution Center                                      678         11,336,003       2,644        8,692          11,336
Dowe Industrial Center                                           2,003         12,701,564       2,665       10,037          12,702
Dublin Industrial Portfolio                                      1,011         13,032,628       2,980       10,053          13,033
East Bay Doolittle                                               2,035         20,186,002       7,128       13,058          20,186
East Bay Whipple                                                 1,635         15,094,266       5,333        9,761          15,094
East Grand Airfreight                                                -          9,282,587       5,093        4,190           9,283
Edgewater Industrial Center                                      4,482         23,632,540       4,038       19,595          23,633
Fairway Drive Industrial                                         2,466         20,628,740       4,214       16,415          20,629
Hayward Industrial - Hathaway                                      529         18,547,087       4,473       14,075          18,547
Hayward Industrial - Wiegman                                       406         11,571,367       2,773        8,799          11,571
Junction Industrial Park                                         1,652         33,502,094       7,875       25,627          33,502
Laurelwood Drive                                                   569         11,856,662       2,750        9,107          11,857
Lawrence SSF                                                     1,124          9,514,355       2,870        6,644           9,514
Marina Business ParK                                                47          7,643,192       3,280        4,363           7,643
Martin/Scott Industrial Portfolio                                  336         14,696,879       9,052        5,645          14,697
Milmont Page Business Center                                     3,073         17,095,402       3,422       13,674          17,095
Moffett Business Center (MBC Industrial)                         3,281         26,889,890       5,892       20,998          26,890
Moffett Distribution                                             1,353         39,546,521      26,916       12,631          39,547
Moffett Park R&D Portfolio                                       9,448         68,715,018      14,805       53,910          68,715
Pacific Business Center                                          1,747         23,455,857       5,417       18,039          23,456
Pardee Drive                                                       274          2,773,099         619        2,154           2,773
Silicon Valley R&D Portfolio*                                    4,779         31,664,818       6,700       24,965          31,665
South Bay Industrial                                             5,564         65,572,760      14,992       50,581          65,573
Utah Airfreight                                                    316         27,450,173      18,753        8,697          27,450
Weigman Road                                                     1,550          7,801,623       1,563        6,239           7,802
Williams & Bouroughs                                             3,309         12,672,866       2,382       10,290          12,673
Willow Park Industrial Portfolio                                12,596        114,957,308      25,590       89,367         114,957
Yosemite Drive                                                     753         10,153,947       2,350        7,804          10,154
Zanker/Charcot Industrial                                        2,413         23,582,512       5,282       18,300          23,583
SEATTLE
Black River                                                        285          5,688,790       1,845        3,844           5,689
Earlington Business Park                                           326          6,326,513       2,766        3,560           6,327
East Valley Warehouse                                            5,696         33,019,242       6,813       26,207          33,019
Gateway Corporate Center                                         4,323         47,873,900      10,643       37,231          47,874
Gateway North                                                    1,497         23,062,399       5,270       17,792          23,062
Harvest Business Park                                            1,197         10,721,007       2,371        8,350          10,721
Kent Centre Corporate Park                                       1,199         13,405,675       3,042       10,364          13,406
Kingsport Industrial Park                                        4,104         36,017,461       8,101       27,917          36,017
NDP - Seattle                                                    1,110         16,876,440       3,993       12,883          16,876
Northwest Distribution Center                                      996         15,279,938       3,533       11,747          15,280
Puget Sound Airfreight                                             255          3,413,470       1,329        2,084           3,413
Renton Northwest Corp. Park                                        768         41,518,830      25,959       15,560          41,519
SEA Logistics Center 1                                              21         28,207,636       9,218       18,990          28,208
SEA Logistics Center 2                                               -         36,135,823      11,535       24,601          36,136
Seattle Airport Industrial                                         180          2,721,655         619        2,103           2,722
Trans-Pacific Industrial Park                                      531         74,415,469      31,675       42,741          74,415
OTHER INDUSTRIAL MARKETS
Activity Distribution Center                                     1,799         16,783,977       3,736       13,048          16,784
Scripps Sorrento                                                   101          4,541,726       1,110        3,432           4,542
Chancellor Square                                                2,783         10,898,878       2,009        8,890          10,899
Presidents Drive                                                 1,990         25,414,447       5,770       19,644          25,414
Sand Lake Service Center                                         2,805         16,872,217       3,483       13,390          16,872
Elmwood Business Park                                            1,934         18,583,665       4,163       14,421          18,584
Boston Industrial Portfolio                                     15,298         84,018,280      16,707       67,311          84,018
Cabot Business Park                                              4,635         66,350,925      16,329       50,022          66,351
Cabot Business Park (KYDJ)                                       8,404         24,231,658       1,823       22,408          24,232
Cabot Business Park SGP                                          2,181         24,649,922       6,256       18,394          24,650
Bennington Corporate Center                                        962         11,815,125       2,671        9,144          11,815
B.W.I                                                              174          7,580,930       2,258        5,323           7,581
Columbia Business Center                                         2,117         17,708,750       3,856       13,853          17,709
Corridor Industrial                                                270          4,284,778         996        3,289           4,285
Crysen Industrial                                                  993          6,693,365       1,425        5,268           6,693
Gateway 58                                                         112         13,308,316       3,256       10,052          13,308
Gateway Commerce Center                                          1,245         17,663,877       4,083       13,580          17,664
Greenwood Industrial                                             2,250         21,166,949       4,729       16,438          21,167
Meadowridge Industrial                                             360         15,223,238       3,716       11,507          15,223
Oakland Ridge Industrial Center                                  7,075         29,578,674       3,297       26,282          29,579
Patuxent Alliance 8280                                              34          2,627,208         887        1,740           2,627
Patuxent Range Road                                                564          7,386,969       1,696        5,691           7,387







                                                                            YEAR OF
                                                           ACCUMULATED   CONSTRUCTION/  DEPRECIABLE LIFE
PROPERTY                                                   DEPRECIATION   ACQUISITION        (YEARS)
--------                                                   ------------   -----------        -------
Brennan Distribution                                              436        2001             5-40
Central Bay                                                       800        2001             5-40
Component Drive Industrial  Portfolio                             653        2001             5-40
Concord Industrial Portfolio                                    2,415        1999             5-40
Dado Distribution                                                 256        2001             5-40
Diablo Industrial Park                                          1,507        1999             5-40
Doolittle Distribution Center                                     920        2000             5-40
Dowe Industrial Center                                          1,825        1997             5-40
Dublin Industrial Portfolio                                       877        2000             5-40
East Bay Doolittle                                              1,039        2001             5-40
East Bay Whipple                                                  663        2001             5-40
East Grand Airfreight                                             217        2003             5-40
Edgewater Industrial Center                                     1,962        2000             5-40
Fairway Drive Industrial                                        1,126        1997             5-40
Hayward Industrial - Hathaway                                   1,093        2000             5-40
Hayward Industrial - Wiegman                                      691        2000             5-40
Junction Industrial Park                                        3,667        1999             5-40
Laurelwood Drive                                                1,409        1997             5-40
Lawrence SSF                                                      668        2001             5-40
Marina Business ParK                                              147        2002             5-40
Martin/Scott Industrial Portfolio                                 389        2001             5-40
Milmont Page Business Center                                      748        1997             5-40
Moffett Business Center (MBC Industrial)                        3,778        1997             5-40
Moffett Distribution                                              844        2001             5-40
Moffett Park R&D Portfolio                                     13,329        1997             5-40
Pacific Business Center                                         3,136        1997             5-40
Pardee Drive                                                      153        1999             5-40
Silicon Valley R&D Portfolio*                                   5,923        1997             5-40
South Bay Industrial                                            9,617        1997             5-40
Utah Airfreight                                                   116        2003             5-40
Weigman Road                                                      982        1997             5-40
Williams & Bouroughs                                            1,234        1999             5-40
Willow Park Industrial Portfolio                               14,703        1998             5-40
Yosemite Drive                                                  1,245        1997             5-40
Zanker/Charcot Industrial                                       3,343        1997             5-40
SEATTLE
Black River                                                       377        2001             5-40
Earlington Business Park                                          172        2002             5-40
East Valley Warehouse                                           4,382        1999             5-40
Gateway Corporate Center                                        4,854        1999             5-40
Gateway North                                                   2,106        1999             5-40
Harvest Business Park                                           1,665        1997             5-40
Kent Centre Corporate Park                                      2,097        1997             5-40
Kingsport Industrial Park                                       4,963        1997             5-40
NDP - Seattle                                                     511        1998             5-40
Northwest Distribution Center                                   2,340        1997             5-40
Puget Sound Airfreight                                            122        2002             5-40
Renton Northwest Corp. Park                                       636        2002             5-40
SEA Logistics Center 1                                            120        2003             5-40
SEA Logistics Center 2                                             49        2003             5-40
Seattle Airport Industrial                                        235        2000             5-40
Trans-Pacific Industrial Park                                     546        2003             5-40
OTHER INDUSTRIAL MARKETS
Activity Distribution Center                                    2,485        1997             5-40
Scripps Sorrento                                                  513        1998             5-40
Chancellor Square                                               2,353        1998             5-40
Presidents Drive                                                3,747        1997             5-40
Sand Lake Service Center                                        2,810        1998             5-40
Elmwood Business Park                                           2,425        1998             5-40
Boston Industrial Portfolio                                    11,999        1998             5-40
Cabot Business Park                                             9,340        1998             5-40
Cabot Business Park (KYDJ)                                      3,543        1998             5-40
Cabot Business Park SGP                                           626        2002             5-40
Bennington Corporate Center                                     1,123        2000             5-40
B.W.I                                                             260        2002             5-40
Columbia Business Center                                        2,366        1999             5-40
Corridor Industrial                                               439        1999             5-40
Crysen Industrial                                               1,018        1998             5-40
Gateway 58                                                        918        2000             5-40
Gateway Commerce Center                                         2,167        1999             5-40
Greenwood Industrial                                            2,759        1998             5-40
Meadowridge Industrial                                          1,751        1998             5-40
Oakland Ridge Industrial Center                                 4,736        1999             5-40
Patuxent Alliance 8280                                            124        2001             5-40
Patuxent Range Road                                             1,114        1997             5-40

                               AMB PROPERTY, L.P.

                                  SCHEDULE III

              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2003

               (in thousands, except number of buildings/centers)



                                                                                                        INITIAL COST TO COMPANY
                                                                                                     ------------------------------

                                                            NO. OF
PROPERTY                                                 BLDGS./CTRS.  LOCATION  TYPE  ENCUMBRANCES       LAND          BUILDING
--------                                                 ------------  --------  ----  ------------       ----          --------
Preston Court                                                  1          MD     IND              -       2,312,500       7,191,729
The Rotunda                                                    2          MD     IND         12,468       4,400,436      17,736,139
Santa Barbara Court                                            1          MD     IND              -       1,617,180       5,029,328
Technology I                                                   2          MD     IND              -       1,656,543       5,049,270
Technology II                                                  9          MD     IND              -      10,206,440       3,761,215
Braemar Business Center                                        2          MN     IND              -       1,566,262       4,612,500
Burnsville Business Center                                     1          MN     IND              -         932,111       2,796,334
Corporate Square Industrial                                    6          MN     IND              -       4,024,417      12,113,250
Edenvale Business Center                                       1          MN     IND              -         775,000       2,411,787
Minneapolis Distribution Portfolio                             4          MN     IND              -       6,078,576      18,691,979
Mendota Heights                                                1          MN     IND              -       1,366,702       4,565,171
Minnetonka Industrial                                         10          MN     IND         10,834       6,690,104      20,380,250
Minneapolis Industrial Portfolio IV                            4          MN     IND          7,214       4,937,910      14,853,729
Penn James Office Warehouse                                    2          MN     IND              -       1,990,880       6,012,641
Round Lake Business Center                                     1          MN     IND              -         875,000       2,625,000
Twin Cities                                                    2          MN     IND              -       4,872,644      14,637,737
Chemway Industrial Portfolio                                   5          NC     IND              -       2,875,000       8,625,000
CLT Logistics Center                                          11          NC     IND              -       6,376,821      24,949,735
South Point Business Park                                      5          NC     IND          8,329       3,130,017      10,452,133
Janitrol                                                       1          OH     IND              -       1,796,556       5,389,667
Cascade Business Center                                        4          OR     IND              -       2,825,481       7,860,193
Wilsonville                                                    1          OR     IND              -       3,406,951      13,493,049
Corporate Park/Hickory Hill                                    7          TN     IND         15,723       6,788,750      20,366,250
Willow Lake Industrial Park                                   10          TN     IND         19,488      12,414,740      35,990,213
Metric Center                                                  5          TX     IND              -      10,967,959      32,943,878
TechRidge Phase II                                             1          TX     IND         11,277       7,260,831      13,484,400
TechRidge Phase IA                                             3          TX     IND         14,825       7,131,915      21,395,746
Beltway Distribution                                           1          VA     IND              -       4,800,000      15,158,982
Dulles Airport - Alliance                                      5          VA     IND         20,869       3,655,700       6,929,967
Peninsula Business Center III                                  1          VA     IND              -         991,838       2,975,515
Mexico Guadalajara                                             5        Mexico   IND                      9,554,545      22,386,081
Mexico Mesquite Distribution Center                            2        Mexico   IND         16,994       4,191,520         246,703
Frankfurt Logistic Center                                      1       Germany   IND                              -      19,874,616
Bourget Industrial                                             1        France   IND                     10,058,033      23,843,075
Paris Nord Dist I                                              1        France   IND                      2,863,694       4,722,728
Paris Nord Dist II                                             1        France   IND                      1,697,018       5,127,105
Japan Saitama Distribution Center                              2        Japan    IND                      8,142,791      28,502,884
OTHER RETAIL MARKETS
Around Lenox                                                   1          GA     RET          9,092       3,462,000      13,848,000
Beacon Centre - Headlands                                      1          FL     RET              -       2,523,000       7,668,613
Charles and Chase                                              1          MD     RET              -         750,664       2,286,840
Mazzeo                                                         1          MA     RET          3,178       1,477,251       4,431,854
Palm Aire                                                      1          FL     RET              -       2,278,531       9,719,567
                                                             ---                       ------------  --------------  --------------
Total                                                        952                       $  1,353,101  $1,391,037,511  $3,288,396,223
                                                             ===                       ============  ==============  ==============








                                                                                        COSTS CAPITALIZED
                                                                                           SUBSEQUENT
                                                           INITIAL COST TO COMPANY       (IMPROVEMENTS)
                                                           ------------------------  -----------------------

                                                                        BUILDING &
PROPERTY                                                      LAND     IMPROVEMENTS     LAND       BUILDING    LAND
--------                                                      ----     ------------     ----       --------    ----
Preston Court                                                   2,313         7,192           -      323,096       -
The Rotunda                                                     4,400        17,736           -    3,487,386       -
Santa Barbara Court                                             1,617         5,029           -      880,789       -
Technology I                                                    1,657         5,049           -      373,774       -
Technology II                                                  10,206         3,761           -   30,154,977       -
Braemar Business Center                                         1,566         4,613           -    1,074,309       -
Burnsville Business Center                                        932         2,796           -    1,129,648       -
Corporate Square Industrial                                     4,024        12,113           -    2,482,516       -
Edenvale Business Center                                          775         2,412           -      959,502       -
Minneapolis Distribution Portfolio                              6,079        18,692           -    4,338,292       -
Mendota Heights                                                 1,367         4,565           -    2,453,412       -
Minnetonka Industrial                                           6,690        20,380           -    3,911,894       -
Minneapolis Industrial Portfolio IV                             4,938        14,854           -    2,220,625       -
Penn James Office Warehouse                                     1,991         6,013           -    1,175,042       -
Round Lake Business Center                                        875         2,625           -      585,851       -
Twin Cities                                                     4,873        14,638           -    6,560,754       -
Chemway Industrial Portfolio                                    2,875         8,625           -    1,051,471       -
CLT Logistics Center                                            6,377        24,950           -       41,794       -
South Point Business Park                                       3,130        10,452           -    1,711,620       -
Janitrol                                                        1,797         5,390           -      365,135       -
Cascade Business Center                                         2,825         7,860           -    2,320,781       -
Wilsonville                                                     3,407        13,493           -       61,784       -
Corporate Park/Hickory Hill                                     6,789        20,366           -    2,182,134       -
Willow Lake Industrial Park                                    12,415        35,990           -   14,258,248       -
Metric Center                                                  10,968        32,944           -    1,733,774       -
TechRidge Phase II                                              7,261        13,484           -      229,293       -
TechRidge Phase IA                                              7,132        21,396           -      484,749       -
Beltway Distribution                                            4,800        15,159           -    5,532,668       -
Dulles Airport - Alliance                                       3,656         6,930           -   16,001,101       -
Peninsula Business Center III                                     992         2,976           -      358,931       -
Mexico Guadalajara                                              9,555        22,386           -      733,777       -
Mexico Mesquite Distribution Center                             4,192           247           -   11,853,342       -
Frankfurt Logistic Center                                           -        19,875           -      638,829       -
Bourget Industrial                                             10,058        23,843     308,654    1,232,024     309
Paris Nord Dist I                                               2,864         4,723     708,125    1,382,592     708
Paris Nord Dist II                                              1,697         5,127     393,752    2,602,134     394
Japan Saitama Distribution Center                               8,143        28,503           -            -       -
OTHER RETAIL MARKETS
Around Lenox                                                    3,462        13,848           -    4,873,716       -
Beacon Centre - Headlands                                       2,523         7,669           -      864,633       -
Charles and Chase                                                 751         2,287           -      175,751       -
Mazzeo                                                          1,477         4,432           -      231,158       -
Palm Aire                                                       2,279         9,720     173,571    7,601,778     174
                                                           ----------   -----------  ----------  -----------  ------
Total                                                      $1,391,038   $ 3,286,635  12,769,831  599,875,478  12,770
                                                           ==========   ===========  ==========  ===========  ======






                                                                                GROSS AMOUNT CARRIED AT 12/31/03
                                                                            -----------------------------------------
                                                         COSTS CAPITALIZED
                                                           SUBSEQUENT TO                 BUILDING &   TOTAL COSTS (1)
PROPERTY                                                    ACQUISITION        LAND     IMPROVEMENTS        (2)
--------                                                    -----------        ----     ------------        ---
Preston Court                                                      323           2,313        7,515           9,827
The Rotunda                                                      3,487           4,400       21,224          25,624
Santa Barbara Court                                                881           1,617        5,910           7,527
Technology I                                                       374           1,657        5,423           7,080
Technology II                                                   30,155          10,206       33,916          44,123
Braemar Business Center                                          1,074           1,566        5,687           7,253
Burnsville Business Center                                       1,130             932        3,926           4,858
Corporate Square Industrial                                      2,483           4,024       14,596          18,620
Edenvale Business Center                                           960             775        3,371           4,146
Minneapolis Distribution Portfolio                               4,338           6,079       23,030          29,109
Mendota Heights                                                  2,453           1,367        7,019           8,385
Minnetonka Industrial                                            3,912           6,690       24,292          30,982
Minneapolis Industrial Portfolio IV                              2,221           4,938       17,074          22,012
Penn James Office Warehouse                                      1,175           1,991        7,188           9,179
Round Lake Business Center                                         586             875        3,211           4,086
Twin Cities                                                      6,561           4,873       21,198          26,071
Chemway Industrial Portfolio                                     1,051           2,875        9,676          12,551
CLT Logistics Center                                                42           6,377       24,992          31,368
South Point Business Park                                        1,712           3,130       12,164          15,294
Janitrol                                                           365           1,797        5,755           7,551
Cascade Business Center                                          2,321           2,825       10,181          13,006
Wilsonville                                                         62           3,407       13,555          16,962
Corporate Park/Hickory Hill                                      2,182           6,789       22,548          29,337
Willow Lake Industrial Park                                     14,258          12,415       50,248          62,663
Metric Center                                                    1,734          10,968       34,678          45,646
TechRidge Phase II                                                 229           7,261       13,714          20,975
TechRidge Phase IA                                                 485           7,132       21,880          29,012
Beltway Distribution                                             5,533           4,800       20,692          25,492
Dulles Airport - Alliance                                       16,001           3,656       22,931          26,587
Peninsula Business Center III                                      359             992        3,334           4,326
Mexico Guadalajara                                                 734           9,555       23,120          32,674
Mexico Mesquite Distribution Center                             11,853           4,192       12,100          16,292
Frankfurt Logistic Center                                          639               -       20,513          20,513
Bourget Industrial                                               1,541          10,367       25,075          35,442
Paris Nord Dist I                                                2,091           3,572        6,105           9,677
Paris Nord Dist II                                               2,996           2,091        7,729           9,820
Japan Saitama Distribution Center                                    -           8,143       28,503          36,646
OTHER RETAIL MARKETS
Around Lenox                                                     4,874           3,462       18,722          22,184
Beacon Centre - Headlands                                          865           2,523        8,533          11,056
Charles and Chase                                                  176             751        2,463           3,213
Mazzeo                                                             231           1,477        4,663           6,140
Palm Aire                                                        7,775           2,452       17,321          19,773
                                                               -------      ----------  -----------     -----------
Total                                                          614,406      $1,403,807  $ 3,888,272     $ 5,292,079
                                                               =======      ==========  ===========     ===========








                                                                            YEAR OF
                                                           ACCUMULATED   CONSTRUCTION/  DEPRECIABLE LIFE
PROPERTY                                                   DEPRECIATION   ACQUISITION        (YEARS)
--------                                                   ------------   -----------        -------
Preston Court                                                   1,331        1997             5-40
The Rotunda                                                     3,571        1999             5-40
Santa Barbara Court                                             1,283        1997             5-40
Technology I                                                      727        1999             5-40
Technology II                                                   4,640        1999             5-40
Braemar Business Center                                         1,095        1998             5-40
Burnsville Business Center                                        925        1998             5-40
Corporate Square Industrial                                     2,985        1997             5-40
Edenvale Business Center                                          771        1998             5-40
Minneapolis Distribution Portfolio                              4,134        1997             5-40
Mendota Heights                                                 2,728        1998             5-40
Minnetonka Industrial                                           4,298        1998             5-40
Minneapolis Industrial Portfolio IV                             3,416        1997             5-40
Penn James Office Warehouse                                     1,434        1997             5-40
Round Lake Business Center                                        641        1998             5-40
Twin Cities                                                     4,221        1997             5-40
Chemway Industrial Portfolio                                    1,721        1998             5-40
CLT Logistics Center                                              156        2003             5-40
South Point Business Park                                       1,902        1998             5-40
Janitrol                                                          916        1997             5-40
Cascade Business Center                                         1,859        1998             5-40
Wilsonville                                                     2,008        1998             5-40
Corporate Park/Hickory Hill                                     3,534        1998             5-40
Willow Lake Industrial Park                                    12,418        1998             5-40
Metric Center                                                   5,634        1997             5-40
TechRidge Phase II                                                944        2001             5-40
TechRidge Phase IA                                              1,768        2000             5-40
Beltway Distribution                                            3,631        1999             5-40
Dulles Airport - Alliance                                         663        2000             5-40
Peninsula Business Center III                                     479        1998             5-40
Mexico Guadalajara                                                580        2002             5-40
Mexico Mesquite Distribution Center                                64        2003             5-40
Frankfurt Logistic Center                                          20        2003             5-40
Bourget Industrial                                                100        2003             5-40
Paris Nord Dist I                                                  80        2002             5-40
Paris Nord Dist II                                                 52        2002             5-40
Japan Saitama Distribution Center                                  59        2003             5-40
OTHER RETAIL MARKETS
Around Lenox                                                    2,851        1998             5-40
Beacon Centre - Headlands                                         694        2000             5-40
Charles and Chase                                                 289        1998             5-40
Mazzeo                                                            673        1998             5-40
Palm Aire                                                       2,125        1996             5-40
                                                            ---------
Total                                                       $ 474,452
                                                            =========

---------------

(1) Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2003:

Total per Schedule III(3)...................................  $5,292,079
Construction in process(4)..................................     199,628
                                                              ----------
  Total investments in properties...........................  $5,491,707
                                                              ==========

(2) As of December 31, 2003, the aggregate cost for federal income tax purposes of investments in real estate was $5,201,590.

(3) A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2003, is as follows:

Investments in Properties:
  Balance at beginning of year..............................  $4,922,782
  Acquisition of properties.................................     523,994
  Improvements, including development properties............     264,272
  Transfer basis adjustment.................................      23,388
  Asset impairment..........................................      (5,251)
  Divestiture of properties.................................    (339,605)
  Adjustment for properties held for divestiture............     102,127
                                                              ----------
  Balance at end of year....................................  $5,491,707
                                                              ==========
Accumulated Depreciation:
  Balance at beginning of year..............................  $  362,540
  Depreciation expense, including discontinued operations...     133,842
  Properties divested.......................................     (27,937)
  Adjustment for properties held for divestiture............       6,007
                                                              ----------
  Balance at end of year....................................  $  474,452
                                                              ==========

(4) Includes $112.2 million of fundings for development projects as of December 31, 2003.

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    3.1        Tenth Amended and Restated Agreement of Limited Partnership
               of AMB Property, L.P. dated as of November 26, 2003
               (incorporated by reference to Exhibit 3.2 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on November 26,
               2003).
    4.1        $30,000,000 7.925% Fixed Rate Note No. 1 dated August 18,
               2000, attaching the Parent Guarantee dated August 18, 2000
               (incorporated by reference to Exhibit 4.5 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2000).
    4.2        $25,000,000,000 7.925% Fixed Rate Note No. 2 dated September
               12, 2000, attaching the Parent Guarantee dated September 12,
               2000 (incorporated by reference to Exhibit 4.6 of AMB
               Property, L.P.'s Annual Report on Form 10-K for the year
               ended December 31, 2000).
    4.3        $50,000,000 8.00% Fixed Rate Note No. 3 dated October 26,
               2000, attaching the Parent Guarantee dated October 26, 2000
               (incorporated by reference to Exhibit 4.7 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2000).
    4.4        $25,000,000 8.000% Fixed Rate Note No. 4 dated October 26,
               2000, attaching the Parent Guarantee dated October 26, 2000
               (incorporated by reference to Exhibit 4.8 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2000).
    4.5        $50,000,000 7.20% Fixed Rate Note No. 5 dated December 19,
               2000, attaching the Parent Guarantee dated December 19, 2000
               (incorporated herein by reference to Exhibit 4.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               8, 2001).
    4.6        $50,000,000 7.20% Fixed Rate Note No. 6 dated December 19,
               2000, attaching the Parent Guarantee dated December 19, 2000
               (incorporated herein by reference to Exhibit 4.2 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               8, 2001).
    4.7        $50,000,000 7.20% Fixed Rate Note No. 7 dated December 19,
               2000, attaching the Parent Guarantee dated December 19, 2000
               (incorporated herein by reference to Exhibit 4.3 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               8, 2001).
    4.8        Indenture dated as of June 30, 1998, by and among AMB
               Property, L.P., AMB Property Corporation and State Street
               Bank and Trust Company of California, N.A., as trustee
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Registration Statement on Form S-11 (No. 333-49163)).
    4.9        First Supplemental Indenture dated as of June 30, 1998 by
               and among AMB Property, L.P., AMB Property Corporation and
               State Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.2 of AMB
               Property, L.P.'s Registration Statement on Form S-11 (No.
               333-49163)).
    4.10       Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
               State Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.3 of AMB
               Property, L.P.'s Registration Statement on Form S-11 (No.
               333-49163)).
    4.11       Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and
               State Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.4 of AMB
               Property, L.P.'s Registration Statement on Form S-11 (No.
               333-49163)).
    4.12       Fourth Supplemental Indenture, by and among AMB Property,
               L.P., AMB Property Corporation and State Street Bank and
               Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.'s Current
               Report on Form 8-K/A filed on November 9, 2000).
    4.13       Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State
               Street Bank and Trust Company of California, N.A., as
               trustee (incorporated by reference to Exhibit 4.15 of AMB
               Property, L.P.'s Annual Report on Form 10-K for the year
               ended December 31, 2002).
    4.14       Specimen of 7.10% Notes due 2008 (included in the First
               Supplemental Indenture incorporated by reference as Exhibit
               4.2 of AMB Property, L.P.'s Registration Statement on Form
               S-11 (No. 333-49163)).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    4.15       Specimen of 7.50% Notes due 2018 (included in the Second
               Supplemental Indenture incorporated by reference as Exhibit
               4.3 of AMB Property, L.P.'s Registration Statement on Form
               S-11 (No. 333-49163)).
    4.16       Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.'s Registration
               Statement on Form S-11 (No. 333-49163)).
    4.17       $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9,
               2001, attaching the Parent Guarantee dated January 9, 2001
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on January 31,
               2001).
    4.18       $50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on March 16, 2001).
    4.19       $25,000,000 6.75% Fixed Rate Note No. 10 dated September 6,
               2001, attaching the Parent Guarantee dated September 6, 2001
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on September 18,
               2001).
    4.20       $20,000,000 5.90% Fixed Rate Note No. 11 dated January 17,
               2002, attaching the Parent Guarantee dated January 17, 2002
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on January 23,
               2002).
    4.21       $75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10,
               2003, attaching the Parent Guarantee dated November 10, 2003
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2003).
    4.22       $50,000,000 Floating Rate Note No. B-1 dated November 21,
               2003, attaching the Parent Guarantee dated November 21, 2003
               (incorporated by reference to Exhibit 4.1 of AMB Property,
               L.P.'s Current Report on Form 8-K filed on November 21,
               2003).
   10.1        Distribution Agreement dated May 7, 2002, by and among AMB
               Property Corporation, AMB Property, L.P., Morgan Stanley &
               Co. Incorporated, A.G. Edwards & Sons, Inc., Banc of America
               Securities LLC, Bear, Stearns & Co. Inc., Commerzbank
               Capital Markets Corp., First Union Securities, Inc., J.P.
               Morgan Securities Inc., Lehman Brothers Inc., and PNC
               Capital Markets, Inc.
   10.2        Terms Agreement dated as of December 14, 2000, by and
               between Morgan Stanley & Co., Incorporated and J.P. Morgan
               Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.'s Current
               Report on Form 8-K filed on January 8, 2001).
   10.3        Terms Agreement dated as of January 4, 2001, by and between
               A.G. Edwards & Sons, Inc. and AMB Property, L.P.
               (incorporated herein by reference to Exhibit 1.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               31, 2001).
   10.4        Terms Agreement dated as of March 2, 2001, by and among
               First Union Securities, Inc., AMB Property, L.P. and AMB
               Property Corporation (incorporated by reference to Exhibit
               1.1 of AMB Property, L.P.'s Current Report on Form 8-K filed on March 16, 2001).
   10.5        Form of Change in Control and Noncompetition Agreement
               between AMB Property Corporation and Executive Officers
               (incorporated by reference to Exhibit 10.6 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 1998).
   10.6        Twelfth Amended and Restated Agreement of Limited
               Partnership of AMB Property II, L.P., dated as of November
               14, 2003 (incorporated by reference to Exhibit 10.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on
               November 17, 2003).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   10.7        Amended and Restated Revolving Credit Agreement, dated as of
               December 11, 2002, by and among AMB Property, L.P., the
               banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as
               syndication agent, J.P. Morgan Securities Inc. and Banc of
               America Securities LLC, as joint lead arrangers and joint
               bookrunners, Bank One, NA, Commerzbank Aktiengesellschaft,
               New York and Grand Cayman Branches and Wachovia Bank, N.A.,
               as documentation agents, PNC Bank, National Association, The
               Bank of Nova Scotia, acting through its San Francisco
               Agency, and Wells Fargo Bank, N.A., as managing agents, and
               KeyBank National Association, as co-agent (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.'s Current
               Report on Form 8-K filed on December 18, 2002).
   10.8        Amendment to Amended and Restated Credit Agreement dated as of July 10, 2003, by and among AMB Property, L.P., the banks listed therein, JP Morgan Chase Bank, as administrative
               agent, Bank of America, N.A., as syndication agent, and Bank
               One, N.A., Commerzbank, A.G., New York and Grand Cayman
               Branches, and Wachovia Bank, as documentation agent
               (incorporated by reference to Exhibit 10.3 of AMB Property,
               L.P.'s Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2003).
   10.9        Guaranty of Payment, dated as of December 11, 2002, by AMB
               Property Corporation for the benefit of JP Morgan Chase
               Bank, as administrative agent, and J.P. Morgan Europe
               Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Revolving
               Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.'s Current Report on Form 8-K filed on
               December 18, 2002).
   10.10       Qualified Borrower Guaranty, dated as of December 11, 2002, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Revolving
               Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.'s Current Report on Form 8-K filed on
               December 18, 2002).
   10.11       Terms Agreement dated as of August 30, 2001, by and among
               Lehman Brothers Inc., AMB Property, L.P., and AMB Property
               Corporation (incorporated by reference to Exhibit 1.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on
               September 18, 2001).
   10.12       Terms Agreement dated as of January 14, 2002, by and among
               Lehman Brothers Inc., AMB Property, L.P., and AMB Property
               Corporation (incorporated by reference to Exhibit 1.1 of AMB
               Property, L.P.'s Current Report on Form 8-K filed on January
               23, 2002).
   10.13       Third Amended and Restated 1997 Stock Option and Incentive
               Plan of AMB Property Corporation and AMB Property, L.P.
               (incorporated by reference to Exhibit 10.22 of AMB Property,
               L.P.'s Annual Report on Form 10-K for the year ended
               December 31, 2001).
   10.14       Amendment No. 1 to the Third Amended and Restated 1997 Stock
               Option and Incentive Plan of AMB Property Corporation and
               AMB Property, L.P. (incorporated by reference to Exhibit
               10.23 of AMB Property, L.P.'s Annual Report on Form 10-K for
               the year ended December 31, 2001).
   10.15       2002 Stock Option and Incentive Plan of AMB Property
               Corporation and AMB Property, L.P. (incorporated by
               reference to Exhibit 10.21 of AMB Property, L.P.'s Annual
               Report on Form 10-K for the year ended December 31, 2001).
   10.16       Amended and Restated AMB Nonqualified Deferred Compensation
               Plan (incorporated by reference to Exhibit 4.17 of AMB
               Property, L.P.'s Registration Statement on Form S-8 (No.
               333-100214)).
   10.17       Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and
               Annuity Association of America (incorporated by reference to
               Exhibit 99.1 of AMB Property, L.P.'s Current Report on Form
               8-K filed on November 6, 2003).
   10.18       Agreement of Sale made as of October 6, 2003, by and between
               AMB Property, L.P., International Airport Centers L.L.C. and
               certain affiliated entities (incorporated by reference to
               Exhibit 99.3 of AMB Property, L.P.'s Current Report on Form
               8-K filed on November 6, 2003).
   21.1        Subsidiaries of AMB Property, L.P.
   23.1        Consent of PricewaterhouseCoopers LLP.
   24.1        Powers of Attorney (included in Part IV of this Form 10-K)

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   31.1        Rule 13a-14 (a)/15d-14 (a) Certifications dated March 11,
               2004.
   32.1        18 U.S.C. sec. 1350 Certifications dated March 11, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the
               Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings,
               whether made before or after the date hereof, regardless of any general incorporation language in such filing.