Form 10-Q
period 2004-06-30
AMB PROPERTY LP
filed 2004-08-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,511,583	$1,403,807
Buildings and improvements	4,278,652	3,888,272
Construction in progress	272,216	199,628

Total investments in properties	6,062,451	5,491,707
Accumulated depreciation and amortization	(546,881)	(474,452)

Net investments in properties	5,515,570	5,017,255
Investments in unconsolidated joint ventures	52,579	52,009
Properties held for divestiture, net	39,246	11,751

Net investments in real estate	5,607,395	5,081,015
Cash and cash equivalents	116,757	127,678
Restricted cash	29,379	28,985
Mortgages receivable	23,594	43,145
Accounts receivable, net of allowance for doubtful accounts	96,524	88,452
Other assets	76,958	51,391

Total assets	$5,950,607	$5,420,666

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt including unamortized premium	$1,552,084	$1,363,890
Unsecured senior debt securities	1,025,000	925,000
Unsecured debt	9,334	9,628
Unsecured credit facilities	428,502	275,739

Total debt	3,014,920	2,574,257
Distributions payable	40,739	39,076
Accounts payable and other liabilities	215,835	148,019

Total liabilities	3,271,494	2,761,352
Commitments and contingencies (Notes 3 and 12)
Minority interests:
Joint venture partners	699,521	659,487
Preferred unitholders	166,808	166,865

Total minority interests	866,329	826,352
Partners’ capital:
General partner, 82,416,376 and 81,563,502 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,648,776	1,666,899
Limited partners, 4,604,910 and 4,618,242 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	164,008	166,063

Total partners’ capital	1,812,784	1,832,962

Total liabilities and partners’ capital	$5,950,607	$5,420,666

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2003

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited, dollars in thousands,
	except unit and per unit amounts)
REVENUES
Rental revenues	$162,704	$145,433	$326,300	$293,215
Private capital income	2,922	3,555	5,351	5,916

Total revenues	165,626	148,988	331,651	299,131
COSTS AND EXPENSES
Property operating expenses	(23,204)	(20,681)	(47,092)	(42,260)
Real estate taxes	(19,559)	(17,372)	(38,889)	(35,233)
Depreciation and amortization	(38,880)	(38,150)	(76,487)	(71,500)
General and administrative	(15,081)	(12,122)	(29,959)	(24,010)

Total costs and expenses	(96,724)	(88,325)	(192,427)	(173,003)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	944	1,622	2,653	2,857
Interest and other income	486	1,384	1,992	2,491
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	3,235	—	3,235	—
Interest, including amortization	(39,961)	(36,242)	(79,784)	(72,157)

Total other income and expenses, net	(35,296)	(33,236)	(71,904)	(59,380)

Income before minority interests and discontinued operations	33,606	27,427	67,320	66,748

Minority interests’ share of income:
Joint venture partners’ share of operating income	(9,379)	(8,242)	(18,335)	(15,779)
Joint venture partners’ share of development profits	(606)	—	(606)	—
Preferred unitholders	(3,347)	(3,388)	(6,698)	(6,776)

Total minority interests’ share of income	(13,332)	(11,630)	(25,639)	(22,555)

Income from continuing operations	20,274	15,797	41,681	44,193

Discontinued operations:
Income (loss) attributable to discontinued operations, net of minority interests	268	2,389	(532)	10,121
Gains from dispositions of real estate, net of minority interests	2,285	3,867	1,983	33,511

Total discontinued operations	2,553	6,256	1,451	43,632

Net income	22,827	22,053	43,132	87,825
Series A, L and M preferred unit distributions	(1,783)	(2,195)	(3,566)	(4,318)
Series B, J and K preferred unit distributions	(1,590)	(2,991)	(3,180)	(5,983)

Net income available to common unitholders	$19,454	$16,867	$36,386	$77,524

INCOME AVAILABLE TO COMMON UNITHOLDERS ATTRIBUTABLE TO:
General partner	$18,420	$15,931	$34,457	$73,186
Limited partners	1,034	936	1,929	4,338

Net income available to common unitholders	$19,454	$16,867	$36,386	$77,524

BASIC INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.19	$0.12	$0.40	$0.39
Discontinued operations	0.03	0.08	0.02	0.51

Net income available to common unitholders	$0.22	$0.20	$0.42	$0.90

DILUTED INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.19	$0.12	$0.39	$0.39
Discontinued operations	0.03	0.07	0.02	0.50

Net income available to common unitholders	$0.22	$0.19	$0.41	$0.89

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	86,824,795	85,852,418	86,653,067	85,904,056

Diluted	89,288,954	87,302,896	89,520,249	87,364,056

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

	2004	2003

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,132	$87,825
Adjustments to net income:
Straight-line rents	(8,658)	(4,253)
Depreciation and amortization	76,487	71,500
Stock-based compensation amortization	5,476	3,979
Recognition of below market leases	(448)	—
Equity in earnings of unconsolidated joint ventures	(2,653)	(2,857)
Gains from dispositions of real estate	—	(7,429)
Development profits, net of taxes	(3,235)	—
Debt premiums, discounts and finance cost amortization, net	(726)	728
Total minority interests’ share of net income	25,639	22,555
Discontinued operations:
Depreciation and amortization	731	2,007
Joint venture partners’ share of net income	815	900
Gains from dispositions of real estate, net of minority interests	(1,983)	(33,511)
Changes in assets and liabilities:
Accounts receivable and other assets	(9,654)	(1,709)
Accounts payable and other liabilities	(826)	(14,574)

Net cash provided by operating activities	124,097	125,161
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,210	5,140
Cash paid for property acquisitions	(250,340)	(127,983)
Additions to land, buildings, development costs, building improvements and lease costs	(202,779)	(121,828)
Net proceeds from divestiture of real estate	30,175	211,429
Additions to interests in unconsolidated joint ventures	(884)	(6,163)
Distributions received from unconsolidated joint ventures	3,328	4,882
Repayment of mortgage receivable	19,551	—

Net cash used in investing activities	(399,739)	(34,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	14,233	3,982
Repurchase and retirement of common and preferred units	—	(20,562)
Borrowings on secured debt	89,211	11,450
Payments on secured debt	(28,359)	(79,361)
Payments on unsecured debt	(294)	—
Borrowings on unsecured credit facilities	370,323	113,464
Payments on unsecured credit facilities	(216,389)	(190,000)
Borrowings on Alliance Fund II credit facility	—	8,000
Payments on Alliance Fund II credit facility	—	(53,500)
Payment of financing fees	(5,586)	(1,006)
Net proceeds from issuances of senior debt securities	99,183	—
Net proceeds from issuances of preferred units	—	48,425
Issuance costs on preferred units	(169)	—
Contributions from co-investment partners	39,090	151,650
Distributions paid to partners	(75,309)	(77,668)
Distributions to minority interests, including preferred units	(25,240)	(26,425)

Net cash provided by/(used in) financing activities	260,694	(111,551)

Effect of exchange rate changes on cash and cash equivalents	4,027	—

Net decrease in cash and cash equivalents	(10,921)	(20,913)
Cash and cash equivalents at beginning of period	127,678	89,332

Cash and cash equivalents at end of period	$116,757	$68,419

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$85,839	$76,840
Acquisition of properties	$439,249	$130,988
Non-cash transactions:
Assumption of secured debt	(130,588)	—
Assumption of other assets and liabilities	(51,597)	—
Acquisition capital	(4,889)	(3,005)
Minority interest’s contributions	(1,835)	—

Net cash paid	$250,340	$127,983

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2004

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Unaudited, dollars in thousands)
Balance at December 31, 2003	4,300,000	$103,373	81,563,502	$1,563,526	1,600,000	$77,815	4,618,242	$88,248	$1,832,962
Comprehensive income:
Net income	—	3,566	—	34,457	—	3,180	—	1,929
Unrealized gain on securities	—	—	—	(812)	—	—	—	—
Currency translation adjustment	—	—	—	(94)	—	—	—	—
Total comprehensive income									42,226
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	199,913	12,512	—	—	—	—	12,512
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	639,629	14,233	—	—	—	—	14,233
Conversion of operating partnership units to common stock	—	—	13,332	457	—	—	(13,332)	(254)	203
Forfeiture of restricted units	—	—	—	(646)					(646)
Deferred compensation	—	—	—	(12,512)	—	—	—	—	(12,512)
Deferred compensation amortization	—	—	—	5,476	—	—	—	—	5,476
Reallocation of interests	—	—	—	(799)	—	—	—	309	(490)
Issuance costs	—	(169)	—	—	—	—	—	—	(169)
Distributions	—	(3,566)	—	(70,226)	—	(3,180)	—	(4,039)	(81,011)

Balance as of June 30, 2004	4,300,000	$103,204	82,416,376	$1,545,572	1,600,000	$77,815	4,604,910	$86,193	$1,812,784

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

      As of June 30, 2004, the Company owned an approximate 94.6% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 5.4% limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of June 30, 2004, the Operating Partnership had investments in six co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients and co-investment joint venture clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned direct or indirect subsidiaries of the Operating Partnership and the Company.

      As of June 30, 2004, the Operating Partnership owned 994 operating industrial buildings and four retail and other properties, aggregating approximately 91.7 million rentable square feet, located in 35 markets throughout North America and in France, Germany, Japan and the Netherlands. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade. As of June 30, 2004, the Operating Partnership’s industrial buildings, principally warehouse distribution buildings, encompassed approximately 91.3 million rentable square feet and were 93.6% leased. As of June 30, 2004, the Operating Partnership’s retail centers, principally grocer-anchored community shopping centers, and other properties encompassed approximately 0.4 million rentable square feet and were 85.2% leased.

      As of June 30, 2004, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rentable square feet. In addition, the Operating Partnership had investments in industrial operating properties, totaling approximately 7.8 million rentable square feet, through unconsolidated joint ventures. As of June 30, 2004, the Operating Partnership also had investments in industrial development projects throughout North America and in Spain, Singapore and Japan, totaling approximately 6.7 million square feet. Some of the development projects in the U.S. were available for sale.

2.	Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three and six months ended June 30, 2004 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Operating Partnership believes that there are no impairments of the carrying values of its investments in real estate as of June 30, 2004.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $22.8 million and $22.4 million for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income was $42.2 million and $88.0 million for the six months ended June 30, 2004 and 2003, respectively.

      Stock-based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $1.0 million and $0.6 million during the three months ended June 30, 2004 and 2003, respectively, and $2.0 million and $1.2 million during the six months ended June 30, 2004 and 2003, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $1.9 million and $1.4 million during the three months ended June 30, 2004 and 2003, respectively, and $3.5 million and $2.8 million during the six months ended June 30, 2004 and 2003, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.

      Had compensation costs for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Reduction to net income	$262	$406	$610	$818
Adjusted net income available to common unitholders	$19,192	$16,461	$35,776	$76,706
Adjusted earnings per unit:
Basic	0.22	0.19	0.41	0.89
Diluted	0.21	0.19	0.40	0.88

      New Accounting Pronouncements. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply to entities existing in the first reporting period that ends after March 15, 2004. The Operating Partnership adopted the consolidation requirements of FIN 46R in the first quarter of 2004 and determined that none of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46R.

3.	Real Estate Acquisition and Development Activity

      During the three months ended June 30, 2004, the Operating Partnership acquired 39 industrial buildings, aggregating approximately 2.7 million square feet for a total expected investment of $305.1 million, of which the Operating Partnership acquired 33 industrial buildings aggregating approximately 1.6 million square feet through three of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $99.3 million. Year-to-date through June 30, 2004, the Operating Partnership acquired 46 industrial buildings, aggregating approximately 4.0 million square feet for a total expected investment of $439.2 million, of which the Operating Partnership acquired 35 industrial buildings aggregating approximately 1.9 million square feet through three of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $132.0 million. During the three months ended June 30, 2003, the Operating Partnership acquired 16 industrial buildings, aggregating approximately 2.1 million square feet for a total expected investment of $120.1 million, of which the Operating Partnership acquired 15 industrial buildings aggregating approximately 2.0 million square feet through two of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $116.4 million. During the six months ended June 30, 2003,

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Operating Partnership acquired 18 industrial buildings, aggregating approximately 2.3 million square feet for a total expected investment of $131.0 million, of which the Operating Partnership acquired 17 industrial buildings aggregating approximately 2.3 million square feet through two of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $127.3 million.

      For the quarter ended June 30, 2004, the Operating Partnership did not initiate any new industrial development projects. During the six months ended June 30, 2004, the Operating Partnership initiated five new industrial development projects in North America with a total expected investment of $69.5 million, aggregating approximately 1.1 million square feet, and one new industrial development in Japan with a total expected investment of $82.5 million, aggregating approximately 0.7 million square feet. During the three months ended June 30, 2003, the Operating Partnership initiated four new industrial development projects in North America with a total expected investment of $42.1 million, aggregating approximately 0.9 million square feet. During the six months ended June 30, 2003, the Operating Partnership initiated eight new industrial development projects in North America with a total expected investment of $78.5 million, aggregating approximately 1.5 million square feet.

      During the three and six months ended June 30, 2004, the Operating Partnership completed two industrial buildings with a total expected investment at $26.9 million, aggregating approximately 0.5 million square feet. During the three months ended June 30, 2003, the Operating Partnership completed two industrial buildings with a total expected investment at $15.3 million, aggregating approximately 0.2 million square feet. During the six months ended June 30, 2003, the Operating Partnership completed four industrial buildings with a total expected investment at $27.9 million, aggregating approximately 0.4 million square feet.

      As of June 30, 2004, the Operating Partnership had in its development pipeline: (1) 20 industrial projects, which will total approximately 6.2 million square feet and will have an aggregate estimated investment of $353.8 million upon completion, of which five industrial projects with a total of 2.2 million square feet and an aggregate estimated investment of $89.2 million upon completion are held in unconsolidated joint ventures, and (2) four development projects available for sale, which will total approximately 0.5 million square feet and will have an aggregate estimated investment of $34.7 million upon completion. As of June 30, 2004, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $198.8 million and needed to fund an estimated additional $189.7 million in order to complete current and planned projects. The Operating Partnership’s development pipeline includes projects expected to be completed through the third quarter of 2006.

4.	Gains from Dispositions of Real Estate, Development Sales and Discontinued Operations

      Gains from Dispositions of Real Estate. On February 19, 2003, the Operating Partnership contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors in exchange for cash. For the three and six months ended June 30, 2004, no such gain was recognized by the Operating Partnership.

      Development Sales. During the three and six months ended June 30, 2004, the Operating Partnership sold four land parcels and one development project as part of its development-for-sale pipeline, aggregating approximately 0.1 million square feet, for an aggregate price of $14.0 million, resulting in an after-tax gain of $3.2 million. During the three and six months ended June 30, 2003, no such sales were initiated by the Operating Partnership.

      Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended June 30, 2004, the Operating Partnership

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

divested itself of one industrial building and one office building, aggregating approximately 0.3 million square feet, for an aggregate price of $12.9 million, with a resulting net gain of $2.2 million. During the six months ended June 30, 2004, the Operating Partnership divested itself of two industrial buildings and one office building, aggregating approximately 0.4 million square feet, for an aggregate price of $17.9 million, with a resulting net gain of $1.9 million. During the three months ended June 30, 2003, the Operating Partnership divested itself of two industrial buildings, aggregating approximately 0.2 million square feet, for an aggregate price of $15.1 million, with a resulting net gain of $3.7 million. During the six months ended June 30, 2003, the Operating Partnership divested itself of 12 industrial buildings, aggregating approximately 1.8 million square feet, for an aggregate price of $142.1 million, with a resulting net gain of $31.7 million.

      Properties Held for Divestiture. As of June 30, 2004, the Operating Partnership had decided to divest itself of five industrial buildings and three undeveloped land parcels with an aggregate net book value of $39.2 million. The properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Rental revenues	$351	$5,205	$592	$18,424
Straight-line rents	462	(56)	524	(315)
Property operating expenses	(174)	(837)	(380)	(1,946)
Real estate taxes	(166)	(603)	(343)	(1,348)
Depreciation and amortization	(87)	(184)	(731)	(2,007)
Interest, including amortization	425	(480)	621	(1,787)
Joint venture partners’ share of income	(543)	(656)	(815)	(900)

Income (loss) attributable to discontinued operations	$268	$2,389	$(532)	$10,121

      As of June 30, 2004 and December 31, 2003, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003

Accounts receivable, net	$90	$—
Other assets	$611	$116
Secured debt	$5,940	$—
Accounts payable and other liabilities	$417	$7

5.	Mortgage Receivable

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds various other

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgages receivable from property sales. The Operating Partnership’s mortgages receivable at June 30, 2004 and December 31, 2003 consisted of the following (dollars in thousands):

			June 30,	December 31,		Ownership
Mortgage Receivable	Market	Maturity	2004	2003	Rate	Percentage(1)

1. Pier 1	San Francisco Bay Area	May 2026	$12,992	$13,042	13.0%	0.1%
2. Platinum Distribution Center	No. New Jersey	February 2004	—	19,500	6.0%	20.0%
3. Platinum Distribution Center	No. New Jersey	November 2006	1,300	1,300	12.0%	20.0%
4. North Bay Distribution Center/BAB	San Francisco Bay Area	December 2004	7,040	7,040	5.5%	100.0%
5. North Bay Distribution Center/Corovan	San Francisco Bay Area	December 2004	2,262	2,263	7.3%	100.0%

Total Mortgages Receivable			$23,594	$43,145

(1)	Represents the Operating Partnership’s ownership percentage in the co-investment joint venture or entity that holds the mortgage investment.

6.	Debt

      As of June 30, 2004 and December 31, 2003, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003

Operating Partnership secured debt, varying interest rates from 4.0% to 10.4%, due August 2004 to January 2014 (weighted average interest rates of 7.2% and 8.1% at June 30, 2004 and December 31, 2003, respectively)	$425,085	$291,516
Consolidated joint venture secured debt, varying interest rates from 2.6% to 9.5%, due July 2004 to June 2023 (weighted average interest rate of 6.8% and 6.7% at June 30, 2004 and December 31, 2003, respectively)	1,114,221	1,061,585
Unsecured senior debt securities, varying interest rates from 2.0% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.5% and 6.8% at June 30, 2004 and December 31, 2003, respectively)	1,025,000	925,000
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	9,334	9,628
Unsecured credit facilities, variable interest rate, due May 2006 through June 2007 (weighted average interest rates of 1.8% and 1.9% at June 30, 2004 and December 31, 2003, respectively)	428,502	275,739

Total debt before unamortized premiums	3,002,142	2,563,468
Unamortized premiums	12,778	10,789

Total consolidated debt	$3,014,920	$2,574,257

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of June 30, 2004 and December 31, 2003, the total gross investment book value of those properties securing the debt was $3.0 billion and $2.6 billion, respectively, including $1.9 billion and $1.8 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for eight loans with an aggregate principal amount of $95.7 million as of June 30, 2004, which bear interest at variable rates (weighted average interest rate of 3.1% as of June 30, 2004). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of June 30, 2004 and December 31, 2003. As of

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004, the Operating Partnership had 57 non-recourse, secured loans, which are cross-collateralized by 104 properties, totaling $1.1 billion (not including unamortized debt premiums).

      As of June 30, 2004, the Operating Partnership had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.5% and had an average term of 5.2 years. These unsecured senior debt securities include $100.0 million in notes, which are putable and callable in September 2005, $400.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program. As of June 30, 2004, the Operating Partnership’s 2002 medium-term note program had a remaining capacity of $175.0 million. The Operating Partnership intends to continue to issue medium-term notes, guaranteed by the Company, under its 2002 program from time to time and as market conditions permit. The unsecured senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of June 30, 2004.

      On March 16, 2004, the Operating Partnership issued $100.0 million aggregate principal amount of medium-term notes under its 2002 program. The Company guaranteed the principal amount and interest on the notes, which mature on March 1, 2009, and bear interest at 3.5% per annum.

      On June 1, 2004, the Operating Partnership completed the early renewal of its senior unsecured revolving line of credit in the amount of $500.0 million. The Company remains a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces the Operating Partnership’s previous $500.0 million credit facility that was to mature in December 2005. The line is priced at 60 basis points over the applicable LIBOR index, with an annual facility fee of 20 basis points, based on the current credit rating of the Operating Partnership’s long-term debt. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Operating Partnership’s unencumbered properties. As of June 30, 2004, the outstanding balance on the credit facility was $405.5 million and the remaining amount available was $78.0 million, net of outstanding letters of credit of $16.5 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on June 30, 2004, would equal approximately $81.2 million and $94.3 million in U.S. dollars, respectively. As of June 30, 2004, the Operating Partnership had an additional outstanding balance of $23.0 million on other credit facilities. Management believes that the Operating Partnership was in compliance with its financial covenants at June 30, 2004.

      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on June 30, 2004, equals approximately $221.0 million U.S. dollars. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings will generally be TIBOR plus a

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. The revolving credit facility contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. As of June 30, 2004, there was no outstanding balance on this credit facility.

      As of June 30, 2004, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating
	Partnership	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2004	$41,448	$28,326	$—	$306	$—	$70,080
2005	43,910	63,726	250,000	647	—	358,283
2006	82,055	66,902	75,000	698	23,000	247,655
2007	14,319	57,446	75,000	752	405,502	553,019
2008	32,604	169,230	175,000	810	—	377,644
2009	3,737	107,978	100,000	873	—	212,588
2010	69,583	136,341	75,000	941	—	281,865
2011	58,043	290,804	75,000	1,014	—	424,861
2012	4,076	162,004	—	1,093	—	167,173
2013	75,271	11,245	75,000	920	—	162,436
Thereafter	39	20,219	125,000	1,280	—	146,538

Total	$425,085	$1,114,221	$1,025,000	$9,334	$428,502	$3,002,142

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Operating Partnership represent limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 40.4 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets nationwide.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership’s co-investment joint ventures’ total investment and property debt in properties at June 30, 2004 and December 31, 2003 (dollars in thousands) were:

			Total Investment in
		Operating	Real Estate		Property Debt
		Partnership’s
		Ownership	June 30,	December 31,	June 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2004	2003	2004	2003

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$159,163	$156,174	$56,437	$57,115
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	424,143	417,902	212,965	214,538
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	484,185	428,837	271,194	253,942
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	412,554	408,507	247,591	249,861
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	481,132	449,709	233,735	204,542
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	67,686	—	14,093	—

Total			$2,028,863	$1,861,129	$1,036,015	$979,998

(1)	Included 16 institutional investors as stockholders as of June 30, 2004.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Included 13 institutional investors as stockholders and one third-party limited partner as of June 30, 2004.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfond Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

      The following table distinguishes the minority interest liability as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003

Joint venture partners	$699,521	$659,487
Held through AMB Property II, L.P.:
Class B common limited partnership units	2,724	2,781
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$866,329	$826,352

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interests’ share of income, including minority interests share of development profits, but excluding minority interests share of discontinued operations (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Joint Venture Partners	$9,379	$8,242	$18,335	$15,779
Joint Venture Partners’ share of development profits	606	—	606	—
Held through AMB Property II, L.P.:
Class B common limited partnership units	25	—	54	—
Series D preferred units (liquidation preference of $79,767)	1,546	1,546	3,091	3,091
Series E preferred units (liquidation preference of $11,022)	213	213	427	427
Series F preferred units (liquidation preference of $10,057)	200	266	400	532
Series H preferred units (liquidation preference of $42,000)	853	853	1,706	1,706
Series I preferred units (liquidation preference of $25,500)	510	510	1,020	1,020

Total minority interests’ share of income	$13,332	$11,630	$25,639	$22,555

      For a discussion of the redemption rights of the holders of the Class B common limited partnership units, see Footnote 9. Partners’ Capital to these Consolidated Financial Statements.

8.	Investments in Unconsolidated Joint Ventures

      The Operating Partnership’s unconsolidated joint ventures’ net equity investments at June 30, 2004 and December 31, 2003 (dollars in thousands) were:

		Alliance	Square	June 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Partner	Feet	2004	2003	Percentage

1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$33,005	$31,548	56%
2. Pico Rivera	Los Angeles	Majestic Realty	855,600	834	1,091	50%
3. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	373	487	50%
4. Industrial Fund I, LLC	Various	Citigroup	2,326,334	3,598	4,173	15%
5. Sterling Distribution Center 1 & 2	Los Angeles	Majestic Realty	1,490,000	7,366	10,429	40%
6. Sterling Distribution Center 3	Los Angeles	Majestic Realty	390,000	3,543	2,214	50%
7. Airport Logistics Park of Singapore Phase I	Singapore	Boustead Projects	230,460	2,415	2,067	50%
8. Nash Logistics Center	Los Angeles	AMB - IAC	75,000	1,445	—	50%

Total Unconsolidated Joint Ventures			9,990,967	$52,579	$52,009

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2007 and expiring December 31, 2009, to purchase the remaining equity interest based on the fair market value as stipulated in the operating agreement.

9.	Partners’ Capital

      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors of the Company, assuming common stock was issued in the exchange. During the six months ended June 30, 2004, the Operating Partnership redeemed 13,332 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

      During the six months ended June 30, 2003, the Company repurchased and retired 787,800 shares of its common stock for an aggregate purchase price of $20.6 million, including commissions, and the Operating Partnership retired the same number of common general partnership units. In December 2003, the Company’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million worth of common stock. During the six months ended June 30, 2004, the Company did not repurchase any of its common stock and, accordingly, the Operating Partnership did not redeem any common limited partnership units.

      During the six months ended June 30, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The Series L Preferred Stock is redeemable at the option of the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of $48.4 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem its 8.5% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, and the Company also paid all accumulated and unpaid dividends thereon to the redemption date.

      As of June 30, 2004, the Operating Partnership had outstanding 82,416,376 common general partnership units, 4,604,910 common limited partnership units, 800,000 7.95% Series J Cumulative Redeemable

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership Units, 800,000 7.95% Series K Cumulative Redeemable Partnership Units, 2,000,000 6.5% Series L Cumulative Redeemable Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Partnership Units.

      The following table sets forth the distributions paid per unit:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,

Paying Entity	Security	2004	2003	2004	2003

Operating Partnership	Common limited partnership units	$0.425	$0.415	$0.850	$0.830
Operating Partnership	Series A preferred units	n/a	$0.531	n/a	$1.063
Operating Partnership	Series B preferred units	n/a	$1.078	n/a	$2.156
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series L preferred units	$0.406	$0.036	$0.813	$0.036
Operating Partnership	Series M preferred units	$0.422	n/a	$0.844	n/a
AMB Property II, L.P.	Class B common limited partnership units	$0.425	n/a	$0.850	n/a
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$2.031	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000

10.	Income Per Unit

      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the three and six months ended June 30, 2004 and 2003 were stock options and restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted Average Common Units
Basic	86,824,795	85,852,418	86,653,067	85,904,056
Stock options and restricted stock	2,464,159	1,450,478	2,867,182	1,460,000

Diluted weighted average common units	89,288,954	87,302,896	89,520,249	87,364,056

11.	Segment Information

      The Operating Partnership mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 99.5% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 0.5% of the Operating

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership’s portfolio is comprised of retail and other properties located in Southeast Florida, Atlanta and Boston. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

      The industrial domestic target markets category includes Austin, Baltimore/ Washington D.C., Boston and Minneapolis. The industrial domestic non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes France, Germany, Japan, Mexico and the Netherlands. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,

Segments	2004	2003	2004	2003

Industrial domestic hub and gateway markets:
Atlanta	$7,454	$7,429	$5,739	$5,852
Chicago	10,409	11,208	7,294	7,633
Dallas/ Fort Worth	3,461	4,166	2,148	2,638
Los Angeles	25,721	23,687	19,954	18,785
Northern New Jersey/ New York	14,769	13,804	9,915	8,743
San Francisco Bay Area	23,192	36,147	18,173	31,360
Miami	8,294	7,987	5,702	5,586
Seattle	10,021	6,660	7,788	5,209
On-Tarmac	14,012	11,247	8,114	6,085

Total industrial domestic hub markets	117,333	122,335	84,827	91,891
Total industrial domestic target markets	26,943	12,915	19,948	10,609
Total industrial domestic non-target markets	5,964	8,572	4,838	3,712
International target markets	6,739	962	4,931	580
Straight-line rents	4,695	1,873	4,695	1,873
Total retail and other markets	1,843	3,925	1,175	2,424
Discontinued operations	(813)	(5,149)	(473)	(3,709)

Total	$162,704	$145,433	$119,941	$107,380

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)

	For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,

Segments	2004	2003	2004	2003

Industrial domestic hub and gateway markets:
Atlanta	$15,141	$14,268	$11,882	$11,304
Chicago	21,470	22,112	14,658	15,260
Dallas/ Fort Worth	7,601	8,263	4,953	5,456
Los Angeles	50,656	45,985	40,059	36,823
Northern New Jersey/ New York	28,456	26,851	19,359	17,876
San Francisco Bay Area	46,411	60,619	36,734	51,208
Miami	16,599	16,042	11,610	11,245
Seattle	20,400	13,547	15,946	10,709
On-Tarmac	28,142	22,874	15,916	12,294

Total industrial domestic hub markets	234,876	230,561	171,117	172,175
Total industrial domestic target markets	53,824	38,993	39,233	28,960
Total industrial domestic non-target markets	14,995	27,290	10,718	18,287
International target markets	11,521	2,393	8,849	1,844
Straight-line rents	8,658	4,253	8,658	4,253
Total retail and other markets	3,542	7,834	2,137	5,018
Discontinued operations	(1,116)	(18,109)	(393)	(14,815)

Total	$326,300	$293,215	$240,319	$215,722

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

      The Operating Partnership considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of the Operating Partnership’s real estate portfolio on a segment basis, and the Operating Partnership uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Operating Partnership’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Operating Partnership’s results from operations. Further, the Operating Partnership’s NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI. The following table is a

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconciliation from NOI to reported net income, a financial measure under generally accepted accounting principles in the United States:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Property NOI	$119,941	$107,380	$240,319	$215,722
Private capital income	2,922	3,555	5,351	5,916
Depreciation and amortization	(38,880)	(38,150)	(76,487)	(71,500)
General and administrative	(15,081)	(12,122)	(29,959)	(24,010)
Equity in earnings of unconsolidated joint ventures	944	1,622	2,653	2,857
Interest and other income	486	1,384	1,992	2,491
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	3,235	—	3,235	—
Interest, including amortization	(39,961)	(36,242)	(79,784)	(72,157)
Total minority interests’ share of income	(13,332)	(11,630)	(25,639)	(22,555)
Total discontinued operations	2,553	6,256	1,451	43,632

Net income	$22,827	$22,053	$43,132	$87,825

      The Operating Partnership’s gross investment in real estate by market was:

	Total Gross Investment as of

	June 30, 2004	December 31, 2003

Industrial domestic hub and gateway markets:
Atlanta	$273,146	$275,810
Chicago	386,447	381,364
Dallas/ Fort Worth	145,027	152,661
Los Angeles	904,132	854,896
Northern New Jersey/ New York	758,618	516,712
San Francisco Bay Area	873,428	862,173
Miami	333,318	329,107
Seattle	397,864	393,160
On-Tarmac	272,393	262,046

Total industrial domestic hub markets	4,344,373	4,027,929
Total industrial domestic target markets	840,428	764,097
Industrial domestic non-target markets and other	328,201	290,982
International target markets	217,744	160,974
Total retail and other markets	59,489	48,097
Construction in progress	272,216	199,628

Total investments in properties	$6,062,451	$5,491,707

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles gross investment in real estate by market to total assets:

	June 30, 2004	December 31, 2003

Total investments in properties	$6,062,451	$5,491,707
Accumulated depreciation and amortization	(546,881)	(474,452)

Net investments in properties	5,515,570	5,017,255
Investments in unconsolidated joint ventures	52,579	52,009
Properties held for divestiture, net	39,246	11,751

Net investments in real estate	5,607,395	5,081,015
Cash and cash equivalents	116,757	127,678
Restricted cash	29,379	28,985
Mortgages receivable	23,594	43,145
Accounts receivable, net of allowance for doubtful accounts	96,524	88,452
Other assets	76,958	51,391

Total assets	$5,950,607	$5,420,666

12.	Commitments and Contingencies

Commitments

      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 45 years. Operating lease payments are being amortized ratably over the terms of the related leases.

      Standby Letters of Credit. As of June 30, 2004, the Operating Partnership had provided approximately $24.9 million in letters of credit, of which $16.5 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

      Guarantees. Other than as disclosed elsewhere in this report, as of June 30, 2004, the Operating Partnership had outstanding guarantees in the aggregate amount of $22.1 million in connection with certain acquisitions. As of June 30, 2004, the Operating Partnership guaranteed $3.6 million and $23.4 million on outstanding construction loans for one of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively. The maximum borrowing capacity of these construction loans was $30.0 million and $69.0 million, respectively, as of June 30, 2004.

      Performance and Surety Bonds. As of June 30, 2004, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $1.5 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

      Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, the Operating Partnership may be obligated to make payments to certain joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Operating Partnership’s

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business, the Operating Partnership enters into various contracts with third parties that may obligate it to make payments or perform other obligations upon the occurrence of certain events.

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

      Environmental Matters. The Operating Partnership monitors its properties for the presence of hazardous or toxic substances. The Operating Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Operating Partnership’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Operating Partnership’s results of operations and cash flow. The Operating Partnership carries environmental insurance and believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.

      General Uninsured Losses. The Operating Partnership carries property and rental loss, liability, flood and terrorism insurance. The Operating Partnership believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, certain of the Operating Partnership’s properties are located in areas that are subject to earthquake activity; therefore, the Operating Partnership has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Operating Partnership has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, it is not certain that the Operating Partnership will be able to collect under such policies. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

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

      According to data from Torto Wheaton Research, national demand for leased industrial space improved in the quarter ended June 30, 2004, following 14 quarters of negatively trending availability. While the period of rising availability proved a difficult leasing environment, acquisition demand for industrial property (as evidenced by our observation of strong national sales volumes and declining acquisition capitalization rates) has remained consistently strong. We believe that we have capitalized on this opportunity by accelerating the repositioning of our portfolio through the disposition of properties. While we continue to sell assets on an opportunistic basis, we believe that we have substantially achieved our near-term strategic disposition goals. Property dispositions result in reinvestment capacity and trigger gain/loss recognition, but they also create near-term earnings dilution. However, we believe that, in the long-term, the repositioning of our portfolio will benefit our stockholders.

      The table below summarizes our leasing activity for industrial operating properties for the three and six months ended June 30, 2004 and 2003:

	U.S. Hub and
	Gateway	Total Other	Total/Weighted
Property Data	Markets(1)	Markets	Average

For the three months ended June 30, 2004:
% of total rentable square feet	74.4%	25.6%	100.0%
Occupancy percentage at period end	93.8%	93.1%	93.6%
Same space square footage leased	3,806,876	673,895	4,480,771
Rent decreases on renewals and rollovers	(15.3)%	(4.0)%	(13.7)%
For the three months ended June 30, 2003:
% of total rentable square feet	75.7%	24.3%	100.0%
Occupancy percentage at period end	91.7%	91.0%	91.5%
Same space square footage leased	2,911,344	875,447	3,786,791
Rent decreases on renewals and rollovers	(3.6)%	(0.7)%	(3.1)%
For the six months ended June 30, 2004:
% of total rentable square feet	74.4%	25.6%	100.0%
Occupancy percentage at period end	93.8%	93.1%	93.6%
Same space square footage leased	7,747,455	1,294,171	9,041,626
Rent decreases on renewals and rollovers	(15.0)%	(5.6)%	(13.8)%

	U.S. Hub and
	Gateway	Total Other	Total/Weighted
Property Data	Markets(1)	Markets	Average

For the six months ended June 30, 2003:
% of total rentable square feet	75.7%	24.3%	100.0%
Occupancy percentage at period end	91.7%	91.0%	91.5%
Same space square footage leased	6,501,960	2,511,214	9,013,174
Rent (decreases) increases on renewals and rollovers	(7.9)%	7.9%	(4.3)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.

      We observed two positive trends nationally for industrial real estate during the quarter ended June 30, 2004, supported by data provided by Torto Wheaton Research. First, national industrial space availability declined 30 basis points in the quarter from 11.7% to 11.4%. This positive change in national industrial space availability is the first such improvement in 14 quarters, during which time national industrial space availability increased on average 37 basis points per quarter. Second, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in available vacant square feet, totaled approximately 40-50 million square feet in the quarter ended June 30, 2004, approximately triple the absorption of 14 million square feet in the quarter ended March 31, 2004. This represented the fourth consecutive quarter of positive absorption, following ten quarters in which absorption averaged a negative 16.6 million square feet per quarter.

      In this improved environment, our industrial portfolio’s occupancy levels increased to 93.6% at June 30, 2004 from 92.7% at March 31, 2004, which we believe reflects higher levels of demand for industrial space generally and in our portfolio specifically. During the three months ended June 30, 2004, our lease expirations totaled approximately 5.2 million square feet while commencements of new or renewed leases totaled approximately 5.9 million square feet, resulting in an increase in our occupancy levels of approximately 90 basis points. On June 30, 2004, our occupancy levels were 210 basis points higher than at June 30, 2003, and were approximately 500 basis points greater than the overall industrial market at June 30, 2004, according to Torto Wheaton Research.

      Rents on industrial renewals and rollovers in our portfolio decreased 13.7% during the quarter ended June 30, 2004 as leases were entered into or renewed at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national industrial space availability. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10-20% from their peak levels in 2001. Rental rates in our portfolio declined at a lower rate in the quarter ended June 30, 2004 than in the prior quarter, which we believe indicates a stabilization of market rental rate levels. While the level of rental rate reduction varied by market, we increased the occupancy levels in our portfolio 500 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. In periods of decreasing or stabilizing rental rates, we strive to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term. We generally followed this practice during the quarter ended June 30, 2004.

      We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We find our development opportunities in Mexico and Japan to be particularly attractive given the current lack of supply of modern distribution facilities. We have increased our development pipeline from a low of $107.0 million at the end of 2002 to $353.8 million at June 30, 2004. In addition to our committed development pipeline, we hold 485 acres, 19 acres and six acres in

North America, Asia and Europe, respectively, which could support an aggregate of approximately 8.9 million square feet of additional development. Additionally, we own approximately 267 acres of land in North America as part of our development and land sales program.

      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of capital for acquisitions. Through these co-investment joint ventures, we earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, there can be no assurance that we will continue to do so.

      For our general partner to maintain its qualification as a real estate investment trust, AMB Property Corporation must pay dividends to its stockholders aggregating annually at least 90% of its taxable income, which is substantially the same as our taxable income. As a result, we cannot rely on retained earnings to fund our on-going operations to the same extent that other corporations that are not real estate investment trusts can. We must continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments. See “Liquidity and Capital Resources” for a complete discussion of the sources of our capital.

Summary of Key Transactions

      During the three months ended June 30, 2004, we completed the following capital deployment transactions:

•	Acquired 39 buildings in the U.S. and Europe, aggregating approximately 2.7 million square feet, for an aggregate price of approximately $305.1 million (using exchange rates in effect on June 30, 2004), including $99.3 million invested through three of our co-investment joint ventures; and

•	Our development pipeline at June 30, 2004 included projects in the U.S., Mexico, Singapore, Spain and Japan, totaling 6.2 million square feet, of which 37% was pre-leased with an expected total investment of approximately $353.8 million (using exchange rates in effect on June 30, 2004), of which $171.2 million was funded as of June 30, 2004; and

•	Acquired 162 acres of land for industrial warehouse development in Mexico City for $31.6 million; and

•	Sold five development projects available for sale, aggregating approximately 0.1 million square feet, for an aggregate price of $14.0 million; and

•	Divested ourselves of one industrial building and one office building, aggregating 0.3 million square feet, for an aggregate price of $12.9 million.

      During the six months ended June 30, 2004, we completed the following capital deployment transactions:

•	Acquired 46 buildings in the U.S., Mexico, Europe and Japan, aggregating approximately 4.0 million square feet, for an aggregate price of approximately $439.2 million (using exchanges rates in effect on June 30, 2004), including $132.0 million invested through three of our co-investment joint ventures; and

•	Acquired 162 acres of land for industrial warehouse development in Mexico City for $31.6 million; and

•	Sold five development projects available for sale, aggregating approximately 0.1 million square feet, for an aggregate price of $14.0 million; and

•	Divested ourselves of two industrial buildings and one office building, aggregating 0.4 million square feet, for an aggregate price of $17.9 million.

      See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

      During the three months ended June 30, 2004, we completed the following capital markets transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $25.7 million at an average rate of 4.8%; and

•	Assumed $49.3 million of debt for our co-investment joint ventures and our pre-specified co-investment properties at a weighted average interest rate of 6.0%; and

•	Obtained $41.4 million of seven-year fixed rate debt with a 2.9% interest rate for our Japan acquisitions; and

•	Completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling; and

•	Entered into an unsecured revolving credit agreement through AMB Japan Finance Y.K., a subsidiary of ours, providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen (approximately $221.0 million in U.S. dollars at June 30, 2004).

      During the six months ended June 30, 2004, we completed the following capital markets transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures totaling $31.1 million at an average rate of 4.8%; and

•	Assumed $116.3 million of debt for our co-investment joint ventures and our pre-specified co-investment properties at a weighted average interest rate of 6.4%; and

•	Obtained $63.8 million of debt with a weighted average interest rate of 3.6% for international acquisitions; and

•	Completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling; and

•	Entered into an unsecured revolving credit agreement through AMB Japan Finance Y.K., a subsidiary of ours, providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen (approximately $221.0 million in U.S. dollars at June 30, 2004).

      See Part I, Item 1: Notes 6, 7 and 9 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets and equity transactions.

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

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. We also record at acquisition an intangible asset or liability for the value attributable to above or below-

market leases, in-place leases and lease origination costs for all acquisitions subsequent to July 1, 2001. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. Examples of certain situations that could affect future cash flows of a property may include, but are not limited to: significant decreases in occupancy; unforeseen bankruptcy, lease termination and move-out of a major customer; or a significant decrease in annual base rents of that property. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.

      Revenue Recognition. We record rental revenue from operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our allowance for doubtful accounts, security deposits and letters of credit, then we may have to recognize additional doubtful account charges in future periods. We monitor the liquidity and creditworthiness of our customers on an on-going basis. Each period, we review our outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. We also record lease termination fees when a customer has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to us. If a customer remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such customer’s occupancy.

      Property Dispositions. We report real estate dispositions in three separate categories on our consolidated statements of operations. First, when we contribute properties to our joint ventures, we recognize gains representing the portion of the contributed properties acquired by the third-party investors to the extent of cash proceeds received. We also dispose of value-added conversion projects and build-to-suit and speculative development projects that we have held as development projects available for sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable. Lastly, beginning in 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, required us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform to this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows.

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

      Our General Partner’s Status as a Real Estate Investment Trust. As a real estate investment trust, AMB Property Corporation, our general partner, generally will not be subject to corporate level federal income taxes if it meets minimum distribution, income, asset and shareholder tests. However, some of its subsidiaries, which are also our subsidiaries, may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on our general partner’s taxable REIT subsidiaries and foreign entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, deferred tax is an immaterial component of our consolidated balance sheet because of our general partner’s status as a real estate investment trust.

THE COMPANY

      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Increasingly, our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. As of June 30, 2004, we owned, managed and had renovation and development projects totaling 106.7 million square feet (9.9 million square meters) and 1,105 buildings in 37 markets within eight countries.

      As of June 30, 2004, AMB Property Corporation owned an approximate 94.6% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both domestically and internationally. Our investment strategy seeks target markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annualized base rents, 66.3% of our industrial properties are concentrated in eight U.S. hub and gateway distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle. Our on-tarmac properties account for 8.1% of our annualized base rents. Much of our portfolio is comprised of industrial buildings in in-fill submarkets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

      We focus our investment strategy on High Throughput Distribution®, or HTD® facilities, which are buildings designed to quickly distribute our customers’ products, rather than store them. Our investment focus on HTD assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD facilities generally have a variety of characteristics that allow for the rapid transport of goods from point-to-point. Examples of these physical characteristics include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent a key factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports.

      As of June 30, 2004, we owned and operated (exclusive of properties that we managed for third parties) 994 industrial buildings and four retail and other properties, totaling approximately 91.7 million rentable square feet, located in 35 markets throughout North America and in France, Germany, Japan and the Netherlands. As of June 30, 2004, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers totaling approximately 0.5 million rentable square feet. In addition, as of June 30, 2004, we had investments in operating industrial buildings totaling approximately 7.8 million rentable square feet, through investments in unconsolidated joint ventures. As of June 30, 2004, we also had investments in industrial development projects, some of which are part of our development-for-sale program, totaling approximately 6.7 million square feet. As of June 30, 2004, we had five industrial buildings and three undeveloped land parcels held for divestiture.

      Our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. Through our Strategic Alliance Program®, we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services under our direction.

      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Amsterdam, Boston, Chicago, Shanghai and Tokyo. As of June 30, 2004, we employed 192 individuals: 127 at our San Francisco headquarters, 47 in our Boston office, and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this quarterly report.

Operating Strategy

      We base our operating strategy on a variety of operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, leasing, finance, accounting and market research. Our strategy is to leverage our expertise across a large customer base, and complement our internal management resources with long-standing relationships with entrepreneurial real estate management and development firms in our target markets, which we refer to as our Strategic Alliance Partners®.

      We believe that real estate is fundamentally a local business and best operated by local teams in each market comprised of AMB employees, local alliance partners or both. We intend to increase utilization of internal management resources in target markets to achieve both operating efficiencies and to expose our customers to the broadening array of AMB service offerings, including global locations and build-to-suit developments. We believe our operating model benefits from the use of alliance partners. We actively manage our portfolio, whether directly or with an alliance partner, by establishing leasing strategies, negotiating lease terms, pricing, and level and timing of property improvements.

      We believe our alliances give us both local market benefits and flexibility to focus on the development and execution of our strategic approach to real estate investment, management and the raising of private capital to finance growth.

Growth Strategies

Growth Through Operations

      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. However, during the three months ended June 30, 2004, our average industrial base rental rates decreased by 13.7% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy levels. During the three months ended June 30, 2004, cash-basis same-store net operating income (rental revenues less straight-lined rents, property operating expenses and real estate taxes) decreased by 6.1% on our industrial properties. During the six months ended June 30, 2004, cash-basis same-store net operating income decreased by 4.4% on our industrial properties. From our initial public offering through first quarter 2004 (the most recent reporting period for our peer group), our cash-basis same-store net operating income growth has outperformed our industrial peer average by approximately 150 basis points. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 8.4% and maintained an average occupancy of 94.9%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part I,

Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth Through Acquisitions and Capital Redeployment

      We believe that our acquisition experience and our network of property management and acquisition resources will continue to provide opportunities for external growth. We have forged relationships with third-party local property management firms through our Management Alliance Program®. We believe that these alliances will create additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe that our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for our limited partnership units (including issuances of limited partnership units by our subsidiaries), thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

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

Growth Through Development

      We believe that development, renovation and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and acquisition and management of value-added properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with other property that provides an opportunity for development or properties that are well-located but require redevelopment or renovation. Both new development and value-added properties require significant management attention and capital investment to maximize their return. In addition to our in-house development staff, we have established strategic alliances with global and regional developers that we expect to enhance our development capabilities. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

      We believe that the multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our general partner’s officers have specific experience in real estate development, both with us and with national development firms, and over the past year we have expanded our development staff. We pursue development projects directly and in joint ventures with our Development Alliance Partners®, which provides us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner’s interest in the joint venture. We may also structure developments such that we would own 100% of the asset with an incentive development fee to be paid upon completion to our development partner.

Growth Through Developments for Sale

      We, through our taxable REIT subsidiaries, conduct a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects.

Growth Through Global Expansion

      By 2007, we plan to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. As of June 30, 2004, our international operating properties comprised 4.2% of our total annualized industrial base rent. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include the Netherlands, France, Germany, Spain and the United Kingdom. Our Asian target markets currently include Singapore, Japan and China. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” in our Annual Report on Form 10-K for the year ended December 31, 2003. Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a breakout of the amount of our revenues attributable to the United States and to foreign countries in total, please see Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements.”

      We believe that expansion into target international markets represents a natural extension of our strategy to invest in industrial markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our domestic focus on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments will extend our offering of High Throughput Distribution® facilities for customers who value speed-to-market over storage. We are generally focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers.

      We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investment considerations and our Strategic Alliance Programs with knowledgeable developers and managers will assist us in competing internationally.

Growth Through Co-Investments

      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive fees based on the performance of the co-investment joint ventures. As of June 30, 2004, we owned approximately 34.5 million square feet of our properties (35% of the total consolidated operating and development portfolio) through our co-investment joint ventures. In addition, we expect to fund, in part, our international expansion with private capital.

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

      As of June 30, 2004, same store industrial properties consisted of properties aggregating approximately 78.8 million square feet. The properties acquired during the three months ended June 30, 2004 consisted of 39 buildings, aggregating approximately 2.7 million square feet. The properties acquired during the three months ended June 30, 2003 consisted of 16 buildings, aggregating approximately 2.1 million square feet. During the three months ended June 30, 2004, property divestitures consisted of one industrial building and one office building, aggregating approximately 0.3 million square feet. During the three months ended June 30, 2003, property divestitures consisted of two industrial buildings, aggregating approximately 0.2 million square feet.

      The properties acquired during the six months ended June 30, 2004 consisted of 46 buildings, aggregating approximately 4.0 million square feet. The properties acquired during the six months ended June 30, 2003 consisted of 18 buildings, aggregating approximately 2.3 million square feet. During the six months ended June 30, 2004, property divestitures consisted of two industrial buildings and one office building, aggregating approximately 0.4 million square feet. During the six months ended June 30, 2003, property divestitures and contributions consisted of 36 industrial buildings, aggregating approximately 4.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months Ended June 30, 2004 and 2003 (dollars in millions):

Revenues	2004	2003	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$136.6	$141.0	$(4.4)	(3.1)%
2003 acquisitions	11.8	0.5	11.3	2,260.0%
2004 acquisitions	4.1	—	4.1	—%
Development	0.5	0.5	—	—%
Other industrial	2.3	(0.1)	2.4	2,400.0%
International industrial	5.6	1.3	4.3	330.8%
Retail	1.8	2.2	(0.4)	(18.2)%

Total rental revenues	162.7	145.4	17.3	11.9%
Private capital income	2.9	3.6	(0.7)	(19.4)%

Total revenues	$165.6	$149.0	$16.6	11.1%

      The decrease in industrial same store rental revenues was primarily driven by lower average occupancies in the San Francisco Bay Area, New Jersey and Chicago sub-markets, as well as decreased rental rates and prior year termination fees. Across the portfolio, these and other factors accounted for approximately $6.0 million of the change from prior year. This decrease was positively offset by a decrease in allowances for doubtful accounts of approximately $1.6 million. Industrial same store occupancy was 93.5% at June 30, 2004 and 91.6% at June 30, 2003. For the three months ended June 30, 2004, rents in the same store portfolio decreased 15.2% on industrial renewals and rollovers (cash basis) on 4.0 million square feet leased. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2004 consisted of 46 buildings, aggregating approximately 4.0 million square feet. Other industrial revenues include rental revenues from divested properties not classified as discontinued operations, which accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we acquired properties in the Netherlands, France, Germany, Japan and Mexico resulting in increased international industrial revenues.

Costs and Expenses	2004	2003	$ Change	% Change

Property operating costs:
Rental expenses	$23.2	$20.7	$2.5	12.1%
Real estate taxes	19.6	17.4	2.2	12.6%

Total property operating costs	$42.8	$38.1	$4.7	12.3%

Property operating costs
U.S. industrial:
Same store	$36.2	$35.9	$0.3	0.8%
2003 acquisitions	2.7	0.1	2.6	2,600.0%
2004 acquisitions	1.3	—	1.3	—%
Development	0.1	0.8	(0.7)	(87.5)%
Other industrial	0.4	0.3	0.1	33.3%
International industrial	1.4	0.3	1.1	366.7%
Retail	0.7	0.7	—	—%

Total property operating costs	42.8	38.1	4.7	12.3%
Depreciation and amortization	38.9	38.1	0.8	2.1%
General and administrative	15.0	12.1	2.9	24.0%

Total costs and expenses	$96.7	$88.3	$8.4	9.5%

      Same store properties’ operating expenses remained relatively unchanged from June 30, 2003 to June 30, 2004, showing an increase of $0.3 million from prior year on a quarter-to-date basis. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. The 2004 acquisitions consist of 46 buildings, aggregating approximately 4.0 million square feet. Other industrial expenses include expenses from divested properties, which have been contributed to an unconsolidated joint venture, which accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties, which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in the Netherlands, France, Germany, Japan and Mexico resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $0.3 million and additional staffing and expenses for new initiatives, including our international and development expansions.

Other Income and (Expenses)	2004	2003	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$0.9	$1.6	$(0.7)	(43.8)%
Interest and other income	0.5	1.4	(0.9)	(64.3)%
Development profits, net of taxes	3.2	—	3.2	—%
Interest, including amortization	(39.9)	(36.2)	3.7	10.2%

Total other income and (expenses), net	$(35.3)	$(33.2)	$2.1	6.3%

      The $0.7 million decrease in equity in earnings of unconsolidated joint ventures was primarily due to increased non-reimbursable expenses and an early lease termination in the first quarter at one of the properties held by a joint venture in Chicago. The $0.9 million decrease in interest and other income was primarily due to a gain from the sale of a warrant in the second quarter of 2003. The increase in interest expense, including amortization, was due to the issuance of additional unsecured debt under our 2002 medium-term note program, increased borrowings on the unsecured credit facilities and additional secured debt borrowings in our co-investment joint ventures.

Discontinued Operations	2004	2003	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.3	$2.4	$(2.1)	(87.5)%
Gains from dispositions of real estate, net of minority interests	2.3	3.9	(1.6)	(41.0)%

Total discontinued operations	$2.6	$6.3	$(3.7)	(58.7)%

      During the three months ended June 30, 2004, we divested ourselves of one industrial building and one office building, aggregating approximately 0.3 million square feet for $12.9 million, with a resulting net gain of approximately $2.1 million. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet for an aggregate price of $272.3 million, with a resulting net gain of approximately $42.9 million.

Preferred Units	2004	2003	$ Change	% Change

Preferred unit distributions	$(3.4)	$(5.2)	$1.8	34.6%

      In July 2003, we redeemed all 3,995,800 outstanding units of our 8.5% Series A Cumulative Redeemable Preferred Units, and in June and November 2003, issued 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Units and 2,300,000 shares of 6.75% Series M Cumulative Redeemable Preferred Units, respectively. The lower coupon rate on the newly issued units contributed to the decrease in preferred unit distributions.

For the Six Months Ended June 30, 2004 and 2003 (dollars in millions):

Revenues	2004	2003	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$276.1	$283.3	$(7.2)	(2.5)%
2003 acquisitions	23.8	0.6	23.2	3,866.7%
2004 acquisitions	5.6	—	5.6	—%
Development	1.1	1.0	0.1	10.0%
Other industrial	4.7	1.5	3.2	213.3%
International industrial	11.5	2.4	9.1	379.2%
Retail	3.5	4.4	(0.9)	(20.5)%

Total rental revenues	326.3	293.2	33.1	11.3%
Private capital income	5.4	5.9	(0.5)	(8.5)%

Total revenues	$331.7	$299.1	$32.6	10.9%

      The decrease in industrial same store rental revenues was primarily driven by lower average occupancies in the San Francisco Bay Area, New Jersey and Chicago sub-markets, as well as decreased rental rates and prior year termination fees. Across the portfolio, these and other factors accounted for approximately $9.4 million of the change from the prior year. This decrease was positively offset by a decrease in allowances for doubtful accounts of approximately $2.2 million. Industrial same store occupancy was 93.5% at June 30, 2004 and 91.6% at June 30, 2003. For the six months ended June 30, 2004, rents in the same store portfolio decreased 15.2% on industrial renewals and rollovers (cash basis) on 8.3 million square feet leased. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2004 consisted of 46 buildings, aggregating approximately 4.0 million square feet. Other industrial revenues include revenues from divested properties, which have been contributed to an unconsolidated joint venture, which accordingly are not classified as discontinued operations in our consoli-

dated financial statements, and development properties, which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we acquired properties in the Netherlands, France, Germany, Japan and Mexico, resulting in increased international industrial revenues.

Costs and Expenses	2004	2003	$ Change	% Change

Property operating costs:
Rental expenses	$47.1	$42.3	$4.8	11.3%
Real estate taxes	38.9	35.2	3.7	10.5%

Total property operating costs	$86.0	$77.5	$8.5	11.0%

Property operating costs:
U.S. industrial:
Same store	$73.3	$73.0	$0.3	0.4%
2003 acquisitions	5.4	0.1	5.3	5,300.0%
2004 acquisitions	1.8	—	1.8	—%
Development	0.7	1.6	(0.9)	(56.3)%
Other industrial	0.8	1.0	(0.2)	(20.0)%
International industrial	2.7	0.6	2.1	350.0%
Retail	1.3	1.2	0.1	8.3%

Total property operating costs	86.0	77.5	8.5	11.0%
Depreciation and amortization	76.4	71.5	4.9	6.8%
General and administrative	30.0	24.0	6.0	25.0%

Total costs and expenses	$192.4	$173.0	$19.4	11.2%

      Same store properties’ operating expenses remained relatively unchanged from June 30, 2003 to June 30, 2004, showing an increase of $0.3 million from prior year on a year-to-date basis. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. The 2004 acquisitions consist of 46 buildings, aggregating approximately 4.0 million square feet. Other industrial expenses include expenses from divested properties, which have been contributed to an unconsolidated joint venture, which accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties, which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in the Netherlands, France, Germany, Japan and Mexico, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $0.3 million and additional staffing and expenses for new initiatives, including our international and development expansions.

Other Income and (Expenses)	2004	2003	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$2.7	$2.9	$(0.2)	(6.9)%
Interest and other income	2.0	2.5	(0.5)	(20.0)%
Gains from dispositions of real estate	—	7.4	(7.4)	(100.0)%
Development profits, net of taxes	3.2	—	3.2	—%
Interest, including amortization	(79.8)	(72.2)	7.6	10.5%

Total other income and (expenses), net	$(71.9)	$(59.4)	$12.5	21.0%

      The $0.2 million decrease in equity in earnings of unconsolidated joint ventures was primarily due to an early lease termination at one of the properties held by a joint venture in Chicago and increased non-reimbursable expenses. This decrease was offset by the receipt of a lease termination fee at the above-mentioned property in Chicago in the first quarter. The $0.5 million decrease in interest and other income was primarily due to the gain from the sale of a warrant in the second quarter of 2003 partially offset by a gain from the first quarter 2004 sale of stock of a technology company in which we had an investment. In the first quarter of 2003, we contributed properties to an unconsolidated joint venture and accordingly recognized a gain. The increase in interest expense, including amortization, was due to the issuance of additional unsecured debt under our 2002 medium-term note program, increased borrowings on the unsecured credit facilities, and additional secured debt borrowings in our co-investment joint ventures.

Discontinued Operations	2004	2003	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$(0.5)	$10.1	$(10.6)	(105.0)%
Gains from dispositions of real estate, net of minority interests	2.0	33.5	(31.5)	(94.0)%

Total discontinued operations	$1.5	$43.6	$(42.1)	(96.6)%

      During the six months ended June 30, 2004, we divested ourselves of two industrial buildings and one office building, aggregating approximately 0.4 million square feet for $17.9 million, with a resulting net gain of approximately $1.9 million. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of approximately $42.9 million.

Preferred Units	2004	2003	$ Change	% Change

Preferred unit distributions	$(6.7)	$(10.3)	$3.6	35.0%

      In July 2003, we redeemed all 3,995,800 outstanding shares of our 8.5% Series A Cumulative Redeemable Preferred Units, and in June and November 2003, issued 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Units and 2,300,000 shares of 6.75% Series M Cumulative Redeemable Preferred Units, respectively. The lower coupon rate on the newly issued units contributed to the decrease in preferred unit distributions.

LIQUIDITY AND CAPITAL RESOURCES

      Balance Sheet Strategy. In general, we use unsecured lines of credit, unsecured notes, preferred units and common units (issued by us or our subsidiaries) to capitalize our 100%-owned assets. Over time, we plan to retire non-recourse, secured debt encumbering our 100%-owned assets and replace that debt with unsecured notes. In managing our co-investment joint ventures, in general, we use non-recourse, secured debt to capitalize our co-investment joint ventures.

      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	borrowings under our unsecured credit facility;

•	other forms of secured or unsecured financing;

•	proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by us or our subsidiaries);

•	net proceeds from divestitures of properties; and

•	private capital from co-investment partners.

      We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions, including our global expansion;

•	debt service; and

•	dividends and distributions on outstanding common and preferred stock and limited partnership units.

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

Capital Resources

      Property Divestitures. During the three months ended June 30, 2004, we divested ourselves of one industrial building and one office building, aggregating approximately 0.3 million square feet for an aggregate price of $12.9 million, with a resulting net gain of $2.2 million. During the six months ended June 30, 2004, we divested ourselves of two industrial buildings and one office building, aggregating approximately 0.4 million square feet for an aggregate price of $17.9 million, with a resulting net gain of $1.9 million.

      Development Sales. During the three and six months ended June 30, 2004, we sold four land parcels and one development project as part of our development-for-sale pipeline, aggregating approximately 0.1 million square feet for an aggregate price of $14.0 million, resulting in an after-tax gain of $3.2 million. During the three and six months ended June 30, 2003, we made no such sales.

      Properties Held for Divestiture. As of June 30, 2004, we had decided to divest ourselves of five industrial buildings and three undeveloped land parcels which are not in our core markets or which do not meet our current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2004, the net carrying value of the properties held for divestiture was $39.6 million.

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

      As of June 30, 2004, we owned approximately 34.5 million square feet of our properties (35% of the total consolidated operating and development portfolio) through our co-investment joint ventures and 5.9 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our co-investment joint ventures at June 30, 2004 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco	20%	$500,000
	Employees’ Retirement System
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	$228,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	Included 16 institutional investors as stockholders as of June 30, 2004.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors and one third-party limited partner as stockholders as of June 30, 2004.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(6)	PMT is Stichting Pensioenfond Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

      Partner’s Capital. As of June 30, 2004, the Operating Partnership had outstanding 82,416,376 common general partnership units, 4,604,910 common limited partnership units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, 800,000 7.95% Series K Cumulative Redeemable Partnership Units, 2,000,000 6.5% Series L Cumulative Redeemable Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Partnership Units.

      In December 2003, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock and accordingly, we did not redeem any of our common general partnership units during the six months ended June 30, 2004.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of June 30, 2004, our share of total debt-to-total market capitalization ratio was 41.1%. However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

      As of June 30, 2004, the aggregate principal amount of our secured debt was $1.5 billion, excluding unamortized debt premiums of $12.8 million. Of the $1.5 billion of secured debt, $1.1 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.6% to 10.4% per annum (with a weighted average rate of 6.8%) and final maturity dates ranging from July 2004 to June 2023. All of the secured debt bears interest at fixed rates, except for six loans with an aggregate principal amount of $54.3 million as of June 30, 2004, which bear interest at variable rates (with a weighted average interest rate of 4.0% as of June 30, 2004).

      As of June 30, 2004, we had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.5% and had an average term of 5.2 years. These unsecured senior debt securities include $100.0 million in notes, which are putable and callable in September 2005, $400.0 million of medium-term notes, which were issued under our 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under our 2002 medium-term note program. Our 2002 medium-term note program has a remaining capacity of $175.0 million. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the 2002 program from time to time and as market conditions permit.

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

      Credit Facilities. On June 1, 2004, we completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. AMB Property Corporation guarantees our obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces our previous $500.0 million credit facility that was to mature in December 2005. The line is priced at 60 basis points over the applicable LIBOR index, with an annual facility fee of 20 basis points, based on the current credit rating of our long-term debt. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of June 30, 2004, the outstanding balance on the credit facility was $405.5 million and the remaining amount available was $78.0 million, net of outstanding letters of credit of $16.5 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on June 30, 2004, would equal approximately $81.2 million and $94.3 million in U.S. dollars, respectively. As of June 30, 2004, we had an additional outstanding balance of $23.0 million on other credit facilities.

      On June 29, 2004, AMB Japan Finance Y.K., one of our subsidiaries, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on June 30, 2004, equals approximately $221.0 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which we directly or indirectly have an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the current credit rating of our long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the outstanding commitments under the facility.

      Mortgages Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2004, the outstanding balance on the note was $13.0 million. We also hold short-term mortgages on sold properties totaling $10.6 million with a weighted average interest rate of 6.7%. The mortgages mature between December 2004 and November 2006.

      The tables below summarize our debt maturities and capitalization as of June 30, 2004 (dollars in thousands):

	Wholly Owned	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities(2)	Total Debt

2004	$41,448	$28,326	$—	$306	$—	$70,080
2005	43,910	63,726	250,000	647	—	358,283
2006	82,055	66,902	75,000	698	23,000	247,655
2007	14,319	57,446	75,000	752	405,502	553,019
2008	32,604	169,230	175,000	810	—	377,644
2009	3,737	107,978	100,000	873	—	212,588
2010	69,583	136,341	75,000	941	—	281,865
2011	58,043	290,804	75,000	1,014	—	424,861
2012	4,076	162,004	—	1,093	—	167,173
2013	75,271	11,245	75,000	920	—	162,436
Thereafter	39	20,219	125,000	1,280	—	146,538

Subtotal	425,085	1,114,221	1,025,000	9,334	428,502	3,002,142
Unamortized premiums	5,269	7,509	—	—	—	12,778

Total consolidated debt	430,354	1,121,730	1,025,000	9,334	428,502	3,014,920
Our share of unconsolidated joint venture debt(1)	—	87,753	—	—	—	87,753

Total debt	430,354	1,209,483	1,025,000	9,334	428,502	3,102,673
Joint venture partners’ share of consolidated joint venture debt	—	(739,137)	—	—	—	(739,137)

Our share of total debt(3)	$430,354	$470,346	$1,025,000	$9,334	$428,502	$2,363,536

Weighted average interest rate	7.2%	6.8%	6.5%	7.5%	1.8%	6.0%
Weighted average maturity (in years)	4.1	6.0	5.2	10.3	2.9	5.0

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.1% and 4.5 years, respectively.

(2)	Includes Euro and Yen based borrowings translated to U.S. dollars using the foreign exchange rates at June 30, 2004.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common units	82,416,376	$34.63	$2,854,079
Common limited partnership units(2)	4,750,458	$34.63	164,508

Total	87,166,834		$3,018,587

(1)	Assumes that our common limited partnership units and the class B common limited partnership units of AMB Property II, L.P. are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for these units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.53%	$355,846

Capitalization Ratios

Total debt-to-total market capitalization	47.8%
Our share of total debt-to-total market capitalization(1)	41.1%
Total debt plus preferred-to-total market capitalization	53.3%
Our share of total debt plus preferred-to-total market capitalization(1)	47.3%
Our share of total debt-to-total book capitalization(1)	54.4%

(1)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization on the preceding page in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.”

Liquidity

      As of June 30, 2004, we had $116.8 million in cash and cash equivalents (of which $67.5 million was held by our consolidated co-investment joint ventures), and $326.0 million of additional available borrowings under our credit facilities. As of June 30, 2004, we had $29.4 million in restricted cash (of which $7.7 million was held by our consolidated co-investment joint ventures).

      We announced our intention to pay a regular cash distribution for the quarter ended June 30, 2004 of $0.425 per common unit. The distributions were payable on July 15, 2004 to unitholders of record on July 5, 2004. The series L and M preferred unit distributions were payable on July 15, 2004 to unitholders of record on July 5, 2004. The series E, F, J and K preferred unit distributions were payable on July 15, 2004 in respect of the period commencing on and including April 15, 2004, and ending on and including July 14, 2004. The series D, H and I preferred unit distributions were payable on June 25, 2004, in respect of the period commencing on and including April 15, 2004, and ending on and including July 14, 2004. The following table sets forth the distributions paid or payable per unit for the three and six months ended June 30, 2004 and 2003:

		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,

Paying Entity	Security	2004	2003	2004	2003

Operating Partnership	Common limited partnership units	$0.425	$0.415	$0.850	$0.830
Operating Partnership	Series A preferred units	n/a	$0.531	n/a	$1.063
Operating Partnership	Series B preferred units	n/a	$1.078	n/a	$2.156
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series L preferred units	$0.406	$0.036	$0.813	$0.036
Operating Partnership	Series M preferred units	$0.422	n/a	$0.844	n/a
AMB Property II, L.P.	Class B common limited partnership units	$0.425	n/a	$0.850	n/a
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$2.031	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000

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

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during the three months ended June 30, 2004, we did not initiate any new industrial development projects. During the six months ended June 30, 2004, we initiated five new industrial development projects in North America with a total estimated investment of $69.5 million at completion, aggregating an estimated 1.1 million square feet, and one new industrial development in Japan with a total expected investment of $82.5 million, aggregating approximately 0.7 million square feet. As of June 30, 2004, we had 20 projects in our development pipeline representing a total estimated investment of $353.8 million upon completion, of which five industrial projects with a total of 2.2 million square feet and an aggregate estimated investment of $89.2 million upon completion are held in unconsolidated joint ventures, and four development projects available for sale representing a total estimated investment of $34.7 million upon completion. Of this total, $198.8 million had been funded as of June 30, 2004, and an estimated $189.7 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.

      Acquisitions. During the three months ended June 30, 2004, we acquired 39 industrial buildings, aggregating approximately 2.7 million square feet for a total expected investment of $305.1 million, of which we acquired 33 industrial buildings aggregating approximately 1.6 million square feet through three of our co-investment joint ventures, for a total expected investment of $99.3 million. During the six months ended June 30, 2004, we acquired 46 industrial buildings, aggregating approximately 4.0 million square feet for a total expected investment of $439.2 million, of which we acquired 35 industrial buildings aggregating approximately 1.9 million square feet through three of our co-investment joint ventures, for a total expected investment of $132.0 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.

      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 45 years.

      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of June 30, 2004, we had investments in co-investment joint ventures with a gross book value of $2.0 billion, which are consolidated for financial reporting purposes. As of June 30, 2004, we may make additional capital contributions to current and planned co-investment joint ventures of up to $9.4 million. We expect to fund these contributions with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

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

OFF-BALANCE SHEET ARRANGEMENTS

      Standby Letters of Credit. As of June 30, 2004, we had provided approximately $24.9 million in letters of credit, of which $16.5 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

      Guarantees. Other than as disclosed elsewhere in this report, as of June 30, 2004, we had outstanding guarantees in the aggregate amount of $22.1 million in connection with certain acquisitions. As of June 30, 2004, we guaranteed $3.6 million and $23.4 million on outstanding construction loans on one of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively. As of June 30, 2004, the maximum borrowing capacity of these construction loans were $30.0 million and $69.0 million, respectively.

      Performance and Surety Bonds. As of June 30, 2004, we, along with AMB Property Corporation, had outstanding performance and surety bonds in an aggregate amount of $1.5 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

      The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003(1)	2004	2003(1)

Net income	$22,827	$22,053	$43,132	$87,825
Income available to common unitholders attributable to limited partners	(1,034)	(936)	(1,929)	(4,338)
Gain from dispositions of real estate	(2,161)	(3,662)	(1,875)	(39,120)
Real estate related depreciation and amortization:
Total depreciation and amortization	38,880	38,150	76,487	71,500
Discontinued operations’ depreciation	87	184	731	2,007
Furniture, fixtures and equipment depreciation	(161)	(189)	(336)	(378)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	9,379	8,242	18,335	15,779
Limited partnership unitholders’ minority interests (NI)	777	601	1,761	1,967
Limited partnership unitholders’ minority interests (Development profits)	143	—	143	—
Discontinued operations’ minority interests (NI)	558	786	786	1,451
FFO attributable to minority interests	(18,118)	(15,519)	(35,979)	(30,502)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(944)	(1,622)	(2,653)	(2,857)
Our share of FFO	1,935	2,645	4,428	5,275
Preferred unit distributions	(3,373)	(5,186)	(6,746)	(10,301)

Funds from operations	$48,795	$45,547	$96,285	$98,308

Basic FFO per common unit	$0.56	$0.53	$1.11	$1.14

Diluted FFO per common unit	$0.55	$0.52	$1.08	$1.13

Weighted average common units:
Basic	86,824,795	85,852,418	86,653,067	85,904,056

Diluted	89,288,954	87,302,896	89,520,249	87,364,056

(1)	Effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the periods presented has been adjusted to reflect the changes.

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

      By excluding interest, taxes, depreciation and amortization when assessing our financial performance, an investor is assessing the earnings generated by our operations, but not taking into account the eliminated expenses incurred in connection with such operations. As a result, EBITDA has limitations as an analytical tool and should be used in conjunction with our required GAAP presentations. EBITDA does not reflect our historical cash expenditures or our future cash requirements for working capital, capital expenditures or contractual commitments. EBITDA also does not reflect the cash required to make interest and principal payments on our outstanding debt. While EBITDA is a relevant and widely used measure of operating performance and liquidity, it does not represent net income or cash flow from operations as defined by GAAP and it should not be considered as an alternative to those indicators in evaluating operating performance or liquidity. Further, our computation of EBITDA may not be comparable to EBITDA reported by other companies. The following table reflects the calculation of EBITDA reconciled to net income, a GAAP financial measure, for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income	$22,827	$22,053	$43,132	$87,825
Depreciation and amortization	38,880	38,150	76,487	71,500
Stock-based compensation amortization	2,919	2,038	5,476	3,979
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of net income(1)	(944)	(1,622)	(2,653)	(2,857)
Our share of FFO(2)	1,935	2,645	4,428	5,275
Our share of interest expense(3)	955	697	1,658	1,274
Gains from dispositions of real estate	—	—	—	(7,429)
Interest, including amortization	39,961	36,242	79,784	72,157
Total minority interests’ share of income	13,332	11,630	25,639	22,555
Total discontinued operations	(2,553)	(6,256)	(1,451)	(43,632)
Discontinued operations’ EBITDA	473	3,709	393	14,815

EBITDA	$117,785	$109,286	$232,893	$225,462

(1)	Our share of net income is the pro rata portion of net income based on our percentage of equity interest in each of the unconsolidated ventures contributing to net income.

(2)	Our share of FFO is the pro rata portion of FFO based on our percentage of equity interest in each of the unconsolidated ventures contributing to FFO.

(3)	Our share of interest expense is the pro rata portion of interest expense based on our percentage of equity interest in each of the unconsolidated ventures holding the debt.

      The following table reflects the calculation of EBITDA reconciled to net cash provided by operating activities, a GAAP financial measure, for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net cash provided by operating activities	$56,838	$48,356	$124,097	$125,161
Straight-line rents	4,695	1,873	8,658	4,253
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of FFO(1)	1,935	2,645	4,428	5,275
Our share of interest expense(2)	955	697	1,658	1,274
Development profits, net of taxes	3,235	—	3,235	—
Interest, including amortization	39,961	36,242	79,784	72,157
Debt premiums, discounts and finance cost amortization, net	1,065	(827)	726	(728)
Recognition of below market leases	243	—	448	—
Discontinued operations’ interest, including amortization	(425)	480	(621)	1,787
Changes in assets and liabilities:
Accounts receivable and other assets	7,198	(861)	9,654	1,709
Accounts payable and other liabilities	2,085	20,681	826	14,574

EBITDA	$117,785	$109,286	$232,893	$225,462

(1)	Our share of FFO is the pro rata portion of FFO based on our percentage of equity interest in each of the unconsolidated ventures contributing to FFO.

(2)	Our share of interest expense is the pro rata portion of interest expense based on our percentage of equity interest in each of the unconsolidated ventures holding the debt.

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and six months ended June 30, 2004 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
Operating Portfolio(1)	June 30, 2004	June 30, 2004

Square feet owned at June 30, 2004(2)	91,261,881	91,261,881
Occupancy percentage at June 30, 2004	93.6%	93.6%
Weighted average lease terms:
Original	6.2 years	6.2 years
Remaining	3.4 years	3.4 years
Tenant retention(3)	71.3%	65.7%
Same Space Leasing Activity:(4)
Rent decreases on renewals and rollovers	(13.7)%	(13.8)%
Same space square footage commencing (millions)	4.5	9.0
2nd Generation Leasing Activity:
TIs and LCs per square foot:
Retained	$1.35	$1.69
Re-tenanted	2.29	2.29

Weighted average	$1.84	$2.01

Square footage commencing (millions)	5.9	11.7

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square feet of 417,184 with occupancy of 85.2% and annualized base rent of $5.7 million.

(2)	In addition to owned square feet as of June 30, 2004, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 0.5 million additional square feet of industrial, retail and other properties. We also have investments in approximately 7.8 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Tenant retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease, short-term tenants and the square footage of month-to-month leases.

(4)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and six months ended June 30, 2004:

	Three Months	Six Months
	Ended	Ended
Same Store Pool (1)	June 30, 2004	June 30, 2004

Square feet in same store pool at June 30, 2004	78,788,957	78,788,957
% of total industrial square feet	86.3%	86.3%
Occupancy percentage at period end:
June 30, 2004	93.5%	93.5%
June 30, 2003	91.6%	91.6%
Tenant retention(2)	68.8%	63.5%
Rent decreases on renewals and rollovers	(15.2)%	(15.2)%
Same space square footage commencing (millions)	4.0	8.3
Cash basis NOI growth % increase (decrease):
Revenues	(4.2)%	(3.1)%
Expenses	1.2%	0.6%
NOI	(6.1)%	(4.4)%
NOI without lease termination fees	(1.6)%	(2.3)%

(1)	The same store pool excludes properties purchased and developments stabilized after December 31, 2002.

(2)	Tenant retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease, short-term tenants and the square footage of month-to-month leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices, interest rates and foreign exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of June 30, 2004, we had no interest rate caps or swaps. See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.” The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $12.8 million as of June 30, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt(1)	$69,203	$356,466	$169,102	$141,962	$371,971	$1,360,632	$2,469,336
Weighted average interest rate	6.8%	7.0%	6.7%	7.0%	6.8%	6.4%	6.6%
Variable rate debt(2)	$868	$1,817	$78,562	$411,058	$5,673	$34,828	$532,806
Weighted average interest rate	3.7%	3.7%	2.0%	1.8%	4.1%	4.1%	2.0%
Interest Payments	$4,738	$25,020	$12,901	$17,336	$25,527	$88,508	$174,030

(1)	Represents 82.3% of all outstanding debt.

(2)	Represents 17.7% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 13 basis points), then the increase in interest expense on the variable rate debt would be $0.7 million annually. As of June 30, 2004, the estimated fair value of our fixed rate debt was $2,641.6 million based on our estimate of current market interest rates.

      As of June 30, 2004 and December 31, 2003, variable rate debt comprised 17.8% and 14.7%, respectively, of all our outstanding debt. Variable rate debt was $532.8 million and $378.0 million, respectively, as of June 30, 2004 and December 31, 2003. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at June 30, 2004 were two put options (buy USD/sell MXN) hedging against adverse foreign exchange fluctuations of the Mexican peso against the U.S. dollar. The following table summarizes our financial instruments as of June 30, 2004:

	Transaction Dates

Related Derivatives (in thousands)	July-04	August-04	Total	Fair Value

Foreign Exchange Agreements:
Option to Sell MXN/ Buy USD
Contract Amount (USD)	$1,694	$804	$2,498
Contract FX Rate	11.9	11.6	11.8
Contract Premium	$28	$16	$44	$13

      Foreign Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Losses resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $0.1 million for the six months ended June 30, 2004.

      Our foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For both the three and six months ended June 30, 2004, gains from remeasurement included in our results of operations were $0.1 million.

      We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. We believe that these gains or losses are immaterial.

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

      As of June 30, 2004, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      AMB Property Corporation held its Annual Meeting of Stockholders on May 20, 2004, at which its stockholders voted to elect nine directors, who are listed below, to its Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	For	Withheld

Hamid R. Moghadam	61,958,000	885,109
W. Blake Baird	62,660,903	182,205
T. Robert Burke	62,664,592	178,516
David A. Cole	62,665,780	177,329
J. Michael Losh	62,059,207	783,902
Frederick W. Reid	62,661,336	181,773
Jeffrey L. Skelton, Ph.D.	62,425,314	417,795
Thomas W. Tusher	62,665,093	178,015
Caryl B. Welborn, Esq.	62,425,718	417,391

      At its Annual Meeting of Stockholders on May 20, 2004, its stockholders also ratified the selection of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending December 31, 2004. The stockholders’ votes with respect to the ratification of PricewaterhouseCoopers LLP as its independent auditors were as follows:

				Broker
	For	Against	Absentions	Non-votes

Ratification of PricewaterhouseCoopers LLP	62,036,337	780,572	26,198	0

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description

10.1	Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.2	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.3	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.4	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).
10.5	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).

Exhibit
Number	Description

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 9, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated August 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

      AMB Property, L.P. filed a Current Report on Form 8-K on June 10, 2004, in connection with the agreement to enter into a second amended and restated $500 million unsecured revolving credit facility.

      AMB Property, L.P. filed a Current Report on Form 8-K on July 2, 2004, in connection with AMB Japan Finance, Y.K., an affiliate of AMB Property, L.P., entering into an unsecured revolving credit agreement.

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

Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: August 9, 2004

Exhibit Index

Exhibit
Number	Description
10.1	Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.2	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.3	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.4	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).

10.5	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 9, 2004.

32.1	18 U.S.C.§ 1350 Certifications dated August 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.