Form 10-K/A
period 2003-12-31
AMB PROPERTY LP
filed 2004-11-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2 to Form 10-K

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

      No market exists for the registrant’s partnership units and, therefore, an aggregate market value for such units cannot be determined. Due to the market capitalization of AMB Property Corporation, the registrant’s general partner, the registrant is filing as an accelerated filer.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference AMB Property Corporation’s, the registrant’s general partner, Proxy Statement for its Annual Meeting of Stockholders which the registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

Explanatory Note

      This Amendment No. 2 on Form 10-K/ A for AMB Property, L.P. for the year ended December 31, 2003 is being filed to amend and restate the items described below contained in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/ A for such period originally filed with the U.S. Securities and Exchange Commission on March 11, 2004 and March 15, 2004, respectively.

      As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. This error resulted in our failure to reflect additional depreciation expense in our financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/ A for the year ended December 31, 2003.

      This Amendment No. 2 amends Part II, Item 6, Selected Financial Data; Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 9A, Controls and Procedures; and Part IV, Item 15, Exhibits and Financial Statement Schedules contained in our Form 10-K and Amendment No. 1 on Form 10-K/ A originally filed with the U.S. Securities and Exchange Commission on March 11, 2004 and March 15, 2004, respectively, for the following purposes:

•	To amend Part II, Item 6, Selected Financial Data and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations to take into account the effects of the restatement;

•	To amend Part II, Item 9A, Controls and Procedures, to reflect the restatement; and

•	To amend Part IV, Item 15, Exhibits and Financial Statement Schedules, to restate our consolidated financial statements, the related notes and financial statement schedules, as more fully described in Note 2 to our restated consolidated financial statements contained in this Amendment No. 2.

      Pursuant to Exchange Act Rule 12b-15, this Amendment No. 2 sets forth the complete text of each item of Form 10-K and Amendment No. 1 on Form 10-K/ A listed above as further amended, and includes as Exhibits 31 and 32 new certifications by the chief executive officer, president and chief financial officer of our general partner. This Amendment No. 2 does not reflect events occurring after the filing of our original Form 10-K on March 11, 2004 or our Amendment No. 1 on Form 10-K/ A on March 15, 2004, or modify or update the disclosures presented in our original Form 10-K filed on March 11, 2004 or Amendment No. 1 to Form 10-K/ A filed on March 15, 2004, except to reflect the restatement as described above. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made subsequent to the filing of our original Form 10-K on March 11, 2004 and Amendment No. 1 on Form 10-K/ A on March 15, 2004, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 2 to the restated consolidated financial statements included in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/ A.

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

      Our own employees perform our administrative and management functions, rather than us relying on an outside manager for these services. Through our Strategic Alliance Program®, we have established relationships with third party real estate management firms, brokers and developers, that provide property level administrative and management services under our direction.

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

Growth Strategies

Growth Through Operations

      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, by seeking to: maintain a high occupancy rate at our properties; and control expenses by capitalizing on the economies of owning, operating and growing a large, global portfolio. However, during

2003, our average industrial base rental rates decreased by 10.1%, from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy. During 2003, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes) decreased by 5.6% on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 10.4% and maintained an average occupancy of 95.0%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part IV. Item 15: Note 17 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

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

      We are generally in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners. See Part II. Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of key transactions in 2003.

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

Growth Through Global Expansion

      Over the next three-to-four years, we expect to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. As of December 31, 2003, our international operating properties comprised 3.0% of our total annualized industrial base rent. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include Paris, Amsterdam, Frankfurt, Madrid and London. Our Asian target markets currently include Singapore, Hong Kong and Tokyo. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Business Risks” in this report. Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a breakout of the amount of our revenues attributable to the United States and to foreign countries in total, please see Part IV. Item 15: Note 17 of the “Notes to Consolidated Financial Statements.”

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

BUSINESS RISKS

      See Part II. Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” for a complete discussion of the various risks that could adversely affect us, including risks related to our international operations.

Item 2.	Properties

INDUSTRIAL PROPERTIES

      As of December 31, 2003, we owned 948 industrial buildings aggregating approximately 87.1 million rentable square feet, located in 34 markets throughout North America and in France, Germany and Japan. Our industrial properties accounted for $518.1 million, or 98.9%, of our total annualized base rent as of December 31, 2003. Our industrial properties were 93.1% leased to over 2,500 customers, the largest of which accounted for no more than 3.1% of our annualized base rent from our industrial properties. See Item 15: Note 17 of “Notes to Consolidated Financial Statements” for segment information related to our operations.

      Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings. The following table identifies type and characteristics of our industrial buildings and each type’s percentage of our total portfolio based on square footage at December 31:

Building Type	Description	2003	2002

Warehouse	15,000-75,00 square feet, single or multi-customer	40.7%	40.2%
Bulk Warehouse	Over 75,000 square feet, single or multi-customer	39.3%	39.6%
Flex Industrial	Includes assembly or research & development, single or multi-customer	7.3%	7.5%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	6.1%	6.5%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	2.2%	2.3%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	3.1%	2.6%
Office	Single or multi-customer, used strictly for office	1.3%	1.3%

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

      Overview of Major Target Markets. Our industrial properties are typically located near major airports, key interstate highways, and seaports in major domestic metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle. Our international industrial facilities are located in major distribution markets, including Mexico City, Guadalajara, Paris, Frankfurt and Tokyo.

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

Industrial Market Operating Statistics (1)

     As of December 31, 2003, we operated in 34 markets throughout North America and in France, Germany and Japan. The following table represents properties in which we own a 100% interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development:

					No. New
			Dallas/	Los	Jersey/	San Francisco
	Atlanta	Chicago	Ft. Worth	Angeles(2)	New York	Bay Area

Number of buildings	57	94	42	150	92	141
Rentable square feet	7,053,878	7,810,008	3,854,932	12,950,949	7,923,272	11,382,570
% of total rentable square feet	8.1%	9.0%	4.4%	14.9%	9.1%	13.1%
Occupancy percentage	92.9%	93.0%	85.6%	98.0%	91.7%	92.5%
Annualized base rent (000’s)	$26,970	$35,810	$13,456	$77,450	$47,770	$81,474
% of total annualized base rent	5.2%	6.9%	2.6%	14.9%	9.2%	15.7%
Number of leases	204	187	112	384	291	400
Annualized base rent per square foot	$4.12	$4.93	$4.08	$6.10	$6.57	$7.74
Lease expirations as a % of ABR:(4)
2004	14.4%	22.4%	20.4%	21.1%	20.2%	15.0%
2005	19.8%	19.9%	22.5%	14.8%	11.4%	22.6%
2006	18.6%	18.9%	14.2%	16.9%	15.9%	10.3%
Weighted average lease terms:
Original	6.2 years	6.6 years	5.0 years	5.9 years	5.6 years	5.4 years
Remaining	3.6 years	2.3 years	3.1 years	3.0 years	3.4 years	3.1 years
Tenant retention:
Quarter	50.2%	85.7%	46.9%	87.8%	98.1%	64.1%
Year-to-date	68.5%	63.0%	50.8%	70.6%	83.0%	66.3%
Rent increases on renewals and rollovers:
Year-to-date	(10.4)%	(4.3)%	(7.6)%	0.0%	(9.9)%	(27.7)%
Same Space SF leased	828,797	2,023,590	1,236,952	2,560,211	1,601,083	3,167,662
Same store cash basis NOI growth:
Year-to-date	(4.3)%	(7.9)%	(23.0)%	6.1%	(6.2)%	(13.9)%
Sq. feet owned in same store pool(5)	5,532,840	7,242,118	3,413,679	11,495,700	5,726,021	10,860,049
Our pro rata share of square feet	4,415,192	5,782,826	2,765,994	9,247,359	5,002,948	8,653,249
Total market square footage(6)	7,586,128	12,062,539	4,595,219	16,716,976	8,578,109	12,014,032

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Total
				U.S. Hub		Total/
			On-	and Gateway	Total Other	Weighted
	Miami	Seattle	Tarmac(3)	Markets	Markets	Average

Number of buildings	46	64	35	721	227	948
Rentable square feet	4,802,715	6,854,427	2,733,487	65,366,238	21,735,174	87,101,412
% of total rentable square feet	5.5%	7.9%	3.0%	75.0%	25.0%	100.0%
Occupancy percentage	96.1%	92.5%	92.6%	93.5%	91.9%	93.1%
Annualized base rent (000’s)	$32,745	$33,737	$45,931	$395,343	122,747	$518,090
% of total annualized base rent	6.4%	6.5%	8.9%	76.3%	23.7%	100.0%
Number of leases	230	261	257	2,326	851	3,177
Annualized base rent per square foot	$7.09	$5.32	$18.15	$6.47	$6.15	$6.39
Lease expirations as a % of ABR:(4)
2004	17.7%	15.3%	21.4%	18.6%	15.4%	17.8%
2005	21.2%	14.7%	11.1%	17.3%	17.9%	17.4%
2006	17.0%	18.8%	14.0%	15.4%	10.8%	14.3%
Weighted average lease terms:
Original	5.9 years	5.8 years	8.3 years	5.9 years	6.6 years	6.1 years
Remaining	3.0 years	3.1 years	4.1 years	3.1 years	3.6 years	3.2 years
Tenant retention:
Quarter	44.1%	70.5%	78.7%	72.1%	63.3%	70.4%
Year-to-date	71.9%	56.4%	79.0%	66.4%	61.6%	65.3%
Rent increases on renewals and rollovers:
Year-to-date	(14.3)%	(5.0)%	7.9%	(12.7)%	1.7%	(10.1)%
Same Space SF leased	884,115	1,196,855	136,785	13,636,050	3,636,967	17,273,017
Same store cash basis NOI growth:
Year-to-date	(11.7)%	(7.6)%	5.0%	(7.2)%	0.1%	(5.6)%
Sq. feet owned in same store pool(5)	4,342,301	3,636,191	1,324,738	53,573,637	18,411,938	71,985,575
Our pro rata share of square feet	4,175,271	3,596,230	2,344,839	45,983,908	18,592,025	64,575,933
Total market square footage(6)	5,639,822	7,030,412	—	74,223,237	27,297,815	101,521,052

(1)	Includes all industrial consolidated operating properties and excludes industrial developments and renovation projects.
(2)	We also have a 19.9 acre parking lot with 2,720 parking spaces and 12 billboard signs in the Los Angeles market immediately adjacent to the Los Angeles International Airport.
(3)	Includes on-tarmac air cargo facilities at 14 airports.
(4)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2003, multiplied by 12.
(5)	Same store pool excludes properties purchased or developments stabilized after December 31, 2001. Stabilized properties are generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months.
(6)	Total market square footage includes industrial and retail operating properties, development properties, unconsolidated properties (100% of the square footage), properties managed for third parties and reallocation of on-tarmac properties into metro markets.

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

	Number	Rentable	% of Total		Annualized	% of Total		Annualized
	of	Square	Rentable	Occupancy	Base Rent	Annualized	Number	Base Rent per
	Buildings	Feet	Square Feet	Percentage	(000’s)	Base Rent	of Leases	Square Foot

Domestic Hub Markets	721	65,366,238	75.0%	93.5%	$395,343	76.3%	2,326	$6.47
Other Markets
Domestic Target Markets
Austin	9	1,365,873	1.6	91.4	8,988	1.7	29	7.20
Baltimore/ Washington DC	65	4,262,420	4.9	95.3	32,299	6.2	292	7.95
Boston	36	4,114,945	4.7	97.2	22,667	4.4	61	5.67
Minneapolis	34	3,819,952	4.4	96.1	16,553	3.2	185	4.51

Subtotal/ Weighted Average	144	13,563,190	15.6	95.7	80,507	15.5	567	6.20
Domestic Non-Target Markets
Charlotte	21	1,317,864	1.5	70.2	5,038	1.0	59	5.45
Columbus	1	240,000	0.3	45.0	306	0.1	3	2.83
Memphis	17	1,883,845	2.1	82.7	8,016	1.5	46	5.15
New Orleans	5	411,689	0.5	93.9	1,949	0.4	47	5.04
Newport News	1	60,215	0.1	76.8	554	0.1	2	11.98
Orlando	15	1,223,148	1.4	97.7	5,433	1.0	72	4.55
Portland	5	676,104	0.8	95.4	2,966	0.6	9	4.60
San Diego	5	276,167	0.3	100.0	2,866	0.5	21	10.38

Subtotal/ Weighted Average	70	6,089,032	7.0	84.4	27,128	5.2	259	5.28
International Target Markets(1)
Frankfurt, Germany	1	166,917	0.2	0.0	—	0.0	0	—
Guadalajara, Mexico	5	687,088	0.8	100.0	4,053	0.8	16	5.90
Mexico City, Mexico	2	345,058	0.4	100.0	1,991	0.4	3	5.77
Paris, France	3	520,837	0.6	88.5	4,025	0.8	3	8.73
Tokyo, Japan	2	363,052	0.4	100.0	5,043	1.0	3	13.89

Subtotal/ Weighted Average	13	2,082,952	2.4	89.1	15,112	3.0	25	8.14

Total Other Markets	227	21,735,174	25.0	91.9	122,747	23.7	851	6.15

Total/ Weighted Average	948	87,101,412	100.0%	93.1%	$518,090	100.0%	3,177	$6.39

(1)	Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2003.

Industrial Lease Expirations

      The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2003, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

		Annualized	% of
	Square	Base	Annualized
	Feet(1)	Rent(2)	Base Rent

2004	15,073,481	$97,194	17.8%
2005	14,866,366	95,429	17.4%
2006	12,384,981	78,363	14.3%
2007	10,898,668	72,560	13.3%
2008	10,452,586	64,433	11.8%
2009	6,880,585	39,045	7.1%
2010	2,876,654	27,515	5.0%
2011	3,032,522	23,456	4.3%
2012	1,900,671	21,816	4.0%
2013 and beyond	3,177,618	27,209	5.0%

Total	81,544,132	$547,020	100.0%

(1)	Schedule includes in-place leases and leases with future commencement dates. The schedule also includes month-to-month leases totaling 0.2 million square feet and leases in hold-over status totaling 1.9 million square feet.

(2)	Calculated as monthly base rent at expiration multiplied by 12.

Customer Information

      Largest Property Customers. As of December 31, 2003, our 25 largest industrial property customers by annualized base rent are set forth in the table below:

			Percentage of		Percentage of
			Aggregate		Aggregate
		Aggregate	Leased	Annualized	Annualized
	Number of	Rentable	Square	Base	Base
Customer Name(1)	Leases	Square Feet	Feet(2)	Rent(3)	Rent(4)

United States Government(5)(6)	41	866,387	1.0%	$16,007	3.1%
FedEx Corporation(5)	31	704,202	0.8%	9,765	1.9%
Deutsche Post Global Mail Ltd.(5)	33	1,021,765	1.2%	8,159	1.6%
Harmonic Inc.	4	285,480	0.3%	6,174	1.2%
International Paper Company	8	546,893	0.6%	4,213	0.8%
BAX Global Inc.(5)	8	255,135	0.3%	4,130	0.8%
County of Los Angeles(7)	11	213,230	0.2%	3,123	0.6%
Ford Motor Company	1	610,878	0.7%	3,034	0.6%
Forward Air Corporation	9	421,748	0.5%	2,883	0.6%
Ahold NV	7	680,565	0.8%	2,880	0.6%
La Poste	1	353,640	0.4%	2,676	0.5%
CNF Inc.	12	408,556	0.5%	2,662	0.5%
Wells Fargo and Company	5	213,432	0.2%	2,585	0.5%
United Air Lines Inc.(5)	5	124,700	0.1%	2,506	0.5%
United Liquors, Ltd.	2	520,325	0.6%	2,398	0.5%
Worldwide Flight Services(5)	15	176,656	0.2%	2,374	0.5%
Integrated Airline Services(5)	6	217,056	0.2%	2,210	0.4%
Applied Materials, Inc.	1	290,557	0.3%	2,152	0.4%
Elmhult Limited Partnership	4	661,149	0.8%	2,104	0.4%
Rite Aid Corporation	2	526,631	0.6%	2,088	0.4%
Expeditors International	4	232,976	0.3%	2,087	0.4%
DJ Air Services, Inc.(5)	1	51,920	0.1%	2,054	0.4%
TJX Companies, Inc.	2	532,657	0.6%	2,051	0.4%
EGL Eagle Global Logistics, L.P.	4	328,445	0.4%	2,040	0.4%
Corvis Corporation	5	151,878	0.2%	1,958	0.4%

Total		10,396,861	11.9%	$94,313	18.0%

(1)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer. We also have a lease at our Park One property adjacent to the Los Angeles International Airport with an annualized base rent of $6.1 million, which is not included.

(2)	Computed as aggregate leased square feet divided by the aggregate leased square feet of the industrial and retail properties.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of December 31, 2003, multiplied by 12.

(4)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of the industrial and retail and other properties.

(5)	Apron rental amounts (but not square footage) are included.

(6)	United States Government includes the United States Postal Service, United States Customs and the United Stated Department of Agriculture.

(7)	County of Los Angeles includes Child Support Service’s Department, the Fire Department, the District Attorney, the Sheriff’s Department, and the Unified School District.

OPERATING AND LEASING STATISTICS

Industrial Operating and Leasing Statistics

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the years ended December 31, 2003, 2002 and 2001:

Operating Portfolio(1)	2003	2002	2001

Square feet owned(2)	87,101,412	84,203,022	81,550,880
Occupancy percentage	93.1%	94.6%	94.5%
Weighted average lease terms:
Original	6.1 years	6.2 years	6.3 years
Remaining	3.2 years	3.3 years	3.3 years
Tenant retention	65.3%	74.2%	66.8%
Same Space Leasing Activity(3):
Rent increases/(decreases) on renewals and rollovers	(10.1)%	(1.0)%	20.4%
Same space square footage commencing (millions)	17.3	14.7	11.9
Second Generation Leasing Activity:
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.39	$1.30	$0.99
Re-tenanted	2.13	2.45	3.25

Weighted average	$1.77	$1.90	$2.05

Square footage commencing (millions)	22.7	19.0	13.9

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square footage of 0.5 million with occupancy of 75.2% and annualized base rents of $5.5 million as of December 31, 2003.

(2)	In addition to owned square feet as of December 31, 2003, we managed, through our subsidiary, AMB Capital Partners, LLC, 0.5 million additional square feet of industrial, retail and other properties. As of December 31, 2003, we also had investments in 7.9 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

Industrial Same Store Operating Statistics

      The following table summarizes key operating and leasing statistics for our same store properties as of and for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Square feet in same store pool(1)	71,985,575	67,998,585	60,165,437
% of total industrial square feet	82.6%	80.8%	73.8%
Occupancy percentage at period end	93.0%	94.6%	94.6%
Tenant retention	65.1%	73.3%	64.5%
Rent increases/(decreases) on renewals and rollovers	(10.6)%	(1.4)%	23.5%
Square feet leased (millions)	16.2	13.8	10.0
Growth % increase/(decrease) (excluding straight-line rents):
Revenues	(3.6)%	3.9%	6.4%
Expenses	2.7%	5.1%	6.9%
Net operating income	(5.6)%	3.5%	6.3%
Growth % increase/(decrease) (including straight-line rents):
Revenues	(3.8)%	3.6%	5.9%
Expenses	2.7%	5.1%	6.9%
Net operating income	(5.7)%	3.1%	5.6%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

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

Industrial Development and Renovation Deliveries

				Estimated
				Square	Estimated		Our
		Development	Estimated	Feet at	Total		Ownership
Project	Location	Alliance Partner®	Stabilization	Stabilization	Investment(1)		Percentage

2004 Deliveries
1. Sunset Distribution Center Building 1(3)	Brea, CA	None	Q2	246,608	$14,800		20%
2. O’Hare Industrial — 701 Hilltop Drive(3)	Itasca, IL	Hamilton Partners	Q3	60,810	2,600		100%
3. Agave Building 3	Mexico City, Mexico	G Accion	Q3	224,023	11,800		90%
4. Airport Logistics Park of Singapore Phase I	Changi, Singapore	Boustead Projects	Q4	233,773	10,600		50%
5. MIA Logistics Center (IAC)(3)	Miami, FL	None	Q4	147,182	9,900		100%
6. JFK Air Cargo — 179 149th Road(3)	Jamaica, NY	None	Q4	15,000	2,200		100%

Total 2004 Deliveries				927,396	51,900		65%

Leased/Funded-to-date				42%	$36,300	(2)
Weighted Average Estimated Stabilized Cash Yield(4)					8.7%

2005 Deliveries
7. Patriot Distribution Center(3)	Mansfield, MA	National Development	Q1	423,052	22,800		20%
8. Sterling Distribution Center 1	Chino, CA	Majestic Realty	Q1	1,000,000	36,800		50%
9. Northfield Building 600	Grapevine, TX	Seefried Properties	Q1	140,160	6,600		20%
10. Agave Building 1	Mexico City, Mexico	G Accion	Q1	397,210	18,100		90%
11. Beacon Lakes 9	Miami, FL	Codina Development	Q2	194,480	9,800		79%
12. Chancellor(3)	Orlando, FL	None	Q2	201,600	8,000		100%
13. Nicholas Warehouse(3)	Elk Grove, IL	None	Q3	145,000	11,500		100%
14. Sterling Distribution Center 2 & 3	Chino, CA	Majestic Realty	Q3	880,000	31,600		50%
15. Beacon Lakes 6	Miami, FL	Codina Development	Q4	194,480	9,800		79%

Total 2005 Deliveries				3,575,982	155,000		59%

Leased/Funded-to-date				36%	$54,200	(2)
Weighted Average Estimated Stabilized Cash Yield(4)					9.2%

2006 Deliveries
16. MAD Logistics Center	Madrid, Spain	Codina Development & Torimbia	Q2	454,779	26,100		80%

Total 2006 Deliveries				454,779	26,100		80%

Leased/Funded-to-date				0%	$800	(2)
Weighted Average Estimated Stabilized Cash Yield(4)					9.0%

Total Scheduled Deliveries(1)				4,958,157	$233,000		63%

Leased/Funded-to-date				34%	$91,200	(2)
Weighted Average Estimated Stabilized Cash Yield(4)					9.0%

(1)	Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, Development Alliance Partner earnouts and associated carry costs. The estimates are based on our current estimates and forecasts and are subject to change. Excludes 349 acres of land held for future development (representing a potential 5.9 million square feet) and other acquisition-related costs totaling $49.8 million. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2003.

(2)	Our share of amounts funded to date for 2004, 2005 and 2006 deliveries was $21.8 million, $29.1 million and $0.7 million, respectively, for a total of $51.6 million.

(3)	Represents a renovation project.

(4)	The yields on international projects are on an after-tax basis.

      The following table sets forth value-added conversion projects and development projects that we intended to sell as of December 31, 2003:

Development Projects Available for Sale

			Estimated	Estimated	Estimated	Our
		Development	Completion	Square Feet at	Total	Ownership
Projects(1)	Market	Alliance Partner	Date(2)	Completion	Investment(3)	Percentage

1. Carson Town Center SW 10	Los Angeles	Mar Ventures	Completed	92,282	$7,000	95%
2. Wilsonville Phase II	Portland	Trammell Crow Company	Completed	249,625	11,000	100%
3. Axygen Headquarters	San Francisco Bay Area	Harvest Properties	Q3 04	100,518	8,900	100%
4. Central Business Park Buildings A-G	San Francisco Bay Area	Harvest Properties	Q3 04	127,027	11,900	100%

Total				569,452	$38,800	99%

Funded-to-date					$21,000 (4)

(1)	Represents build-to-suit and speculative development or redevelopment. Excludes 267 acres of land held for future development or sale and other acquisition-related costs totaling $47.0 million.

(2)	We intend to sell these properties within two years of completion.

(3)	Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, carry and partner earnouts. The estimates are based on our current estimates and forecasts and are subject to change.

(4)	Our share of amounts funded as of December 31, 2003, was $20.8 million.

Properties Held Through Joint Ventures, Limited Liability Companies and Partnerships

Consolidated:

      As of December 31, 2003, we held interests in joint ventures, limited liability companies and partnerships with institutional investors and other third parties, which we consolidate in our financial statements. Such investments are consolidated because we owned a majority interest or, as general partner, exercise significant control over major operating decisions such as acquisition or disposition decisions, approval of budgets, selection of property managers and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and typically provide certain rights to us or the other party to the joint venture to sell our or their interest in the joint venture to the joint venture or to the other joint-venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the joint ventures include buy/sell provisions. See Part IV. Item 15: Note 10 of the “Notes to Consolidated Financial Statements” for additional details. The tables that follow summarize our consolidated joint ventures as of December 31, 2003.

Co-investment Consolidated Joint Ventures

	Our					JV Partners’
	Ownership	Number of	Square	Gross Book	Property	Share of
Joint Ventures	Percentage	Buildings	Feet(1)	Value(2)	Debt	Debt

Co-Investment Operating Joint Ventures:
AMB/Erie, L.P.(3)	50%	27	2,585,304	$141,924	$57,115	$28,557
AMB Institutional Alliance Fund I, L.P.(4)	21%	104	6,200,772	417,276	214,538	170,140
AMB Partners II, L.P.(5)	20%	93	7,306,813	423,015	253,942	203,638
AMB-SGP, L.P.(6)	50%	73	8,591,207	408,507	249,861	124,553
AMB Institutional Alliance Fund II, L.P.(4)	20%	63	6,621,978	409,050	204,542	163,415
AMB-AMS, L.P.(7)	39%	—	—	—	—	—

Total Co-Investment Operating Joint Ventures	29%	360	31,306,074	1,799,772	979,998	690,303
Co-Investment Development Joint Ventures:
AMB/ Erie, L.P.(3)	50%	—	—	14,250	—	—
AMB Institutional Alliance Fund I, L.P.(4)	21%	—	—	626	—	—
AMB Partners II, L.P.(5)	20%	—	—	5,822	—	—
AMB Institutional Alliance Fund II, L.P.(4)	20%	3	809,820	40,659	—	—

Total Co-Investment Development Joint Ventures	27%	3	809,820	61,357	—	—

Total Co-Investment Consolidated Joint Ventures	29%	363	32,115,894	$1,861,129	$979,998	$690,303

(1)	For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2003. Development book values include uncommitted land.

(3)	AMB Erie, L.P. is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.

(4)	AMB Institutional Alliance Fund I, L.P. and AMB Institutional Alliance Fund II, L.P. are co-investment partnerships with institutional investors, which invest through private real estate investment trusts.

(5)	AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System.

(6)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte Ltd, a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the government of Singapore Investment Corporation.

(7)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

Other Consolidated Joint Ventures

		Our		Gross		JV Partners’
		Ownership	Square	Book	Property	Share of
Properties	Market	Percentage	Feet	Value(1)	Debt	Debt

Other Industrial Operating Joint Ventures	Various	92%	3,801,160	$280,528	$75,665	$6,036
Other Industrial Development Joint Ventures	Various	84%	1,906,133	77,123	—	—

Total Other Industrial Consolidated Joint Ventures		90%	5,707,293	$357,651	$75,665	$6,036

Retail Joint Ventures:
1. Around Lenox	Atlanta	90%	125,222	$22,184	$9,368	$937
2. Palm Aire	Miami	100%	140,262	19,773	—	—
3. Springs Gate Land	Miami	100%	—	6,717	—	—

Total Retail Consolidated Joint Ventures		95%	265,484	$48,674	$9,368	$937

(1)	Represents the book value of the property (before accumulated depreciation) owned by the joint-venture entity and excludes net other assets as of December 31, 2003. Development book values include uncommitted land.

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

Unconsolidated Joint Ventures,

Mortgage Investments and Other Investment

				Our Net	Our
			Square	Equity	Ownership
Unconsolidated Joint Ventures	Market	Alliance Partner	Feet	Investment	Percentage

Other Industrial Operating Joint Ventures
1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$31,548	56%
2. Pico Rivera	Los Angeles	Majestic Realty	855,600	1,091	50%
3. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	487	50%
4. Industrial Fund I, LLC	Various	Citigroup	2,446,334	4,173	15%

Total Other Industrial Operating Joint Ventures			7,925,507	37,299
Other Industrial Development Joint Ventures(1)
5. Sterling Distribution Center	Los Angeles	Majestic Realty	1,880,000	12,643	50%
6. Airport Logistics Park of Singapore Phase I	Singapore	Boustead Projects	233,773	2,067	50%

Total Other Industrial Development Joint Ventures			2,113,773	14,710

Total Unconsolidated Joint Ventures			10,039,280	$52,009	45%

					Our
			Mortgage		Ownership
Mortgage Investments	Market	Maturity	Receivable	Rate	Percentage(2)

1. Pier 1(3)	SF Bay Area	May 2026	$13,042	13.0%	100%
2. Platinum Distribution Center	No. New Jersey	February 2004	19,500	6.0%	20%
3. Platinum Distribution Center	No. New Jersey	November 2006	1,300	12.0%	20%
4. North Bay Distribution Center/BAB	SF Bay Area	December 2004	7,040	5.5%	100%
5. North Bay Distribution Center/Corovan	SF Bay Area	December 2004	2,263	7.3%	100%

			$43,145

				Our
			Gross	Ownership
Other Investment	Market	Property Type	Investment	Percentage

1. Park One	Los Angeles	Parking Lot	$75,497	100%

(1)	Square feet for development alliance joint ventures represents estimated square feet at completion of development project.

(2)	Represents our ownership percentage in the co-investment joint venture that holds the mortgage investment.

(3)	We also have a 0.1% unconsolidated equity interest (with a 33% economic interest) in this property and an option to purchase the remaining equity interest that begins January 1, 2007 and expires December 31, 2009.

Secured Debt

      As of December 31, 2003, we had $1.4 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust on 111 properties. As of December 31, 2003, the total gross consolidated investment value of those properties secured by debt was $2.6 billion. Of the $1.4 billion of secured indebtedness, $1.1 billion was joint venture debt secured by properties with a gross investment value of $1.8 billion. For additional details, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Item 15: Note 7 of “Notes to Consolidated Financial Statements” included in this report. We believe that as of December 31, 2003, the fair value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

Item 3.	Legal Proceedings

      As of December 31, 2003, there were no pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      There is no established public trading market for our partnership units. As of December 31, 2003, we had outstanding 92,227,292 partnership units, consisting of 85,863,502 general partnership units (consisting of 81,563,502 common units, 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units and 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 6,363,790 limited partnership units (consisting of 4,763,790 common units, 800,000 7.95% Series J Cumulative Redeemable Preferred Units and 800,000 7.95% Series K Cumulative Redeemable Preferred Units). The Series M preferred units were issued on November 25, 2003 to AMB Property Corporation for total consideration of $57.5 million. The series L preferred units were issued on June 23, 2003 to AMB property corporation for total consideration of $50.0 million. Subject to certain terms and conditions, the limited partnership units are redeemable by the holders or, at the option of AMB Property Corporation, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2003, there were 83 holders of our common partnership units (including AMB Property Corporation’s general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 6 1/2% Series L Cumulative Redeemable Preferred Units and the 6 3/4% Series M Cumulative Redeemable Preferred Units. There was one holder of the 8 5/8% Series B Cumulative Redeemable Units, one holder of the 7.95% Series J Cumulative Redeemable Units and one holder of the 7.95% Series K Cumulative Redeemable Units.

      During 2003, we redeemed 2,000 common limited partnership units shares of AMB Property Corporation’s common stock and we redeemed 226,145 common limited partnership units for a total of $6.1 million in cash.

      Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2002 and 2003:

Year	Distribution

2002
1st Quarter	$0.410
2nd Quarter	0.410
3rd Quarter	0.410
4th Quarter	0.410
2003
1st Quarter	0.415
2nd Quarter	0.415
3rd Quarter	0.415
4th Quarter	0.415

Item 6.	Selected Financial Data

SELECTED OPERATING PARTNERSHIP FINANCIAL AND OTHER DATA (1)

      The selected financial data set forth in this Item 6 has been restated to reflect certain adjustments to our consolidated financial statements contained in our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report on Form 10-K/ A for the year ended December 31, 2003 originally filed with the U.S. Securities and Exchange Commission on March 11, 2004 and March 15, 2004, respectively. See Note 2 to the restated consolidated financial statements included in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/ A.

      The following table sets forth our selected consolidated historical financial and other data on an historical basis as of and for the years ended December 31:

	2003	2002	2001(2)	2000	1999

	(Restated)	(Restated)	(Restated)

	(Dollars in thousands, except per share amounts)
Operating Data
Total revenues	$615,037	$589,682	$534,266	$433,866	$412,755
Income before minority interests and discontinued operations	148,384	142,169	183,161	151,765	198,126
Income from continuing operations	92,721	99,451	131,144	121,010	178,972
Income from discontinued operations	54,392	39,603	19,128	14,422	11,528
Net income available to common unitholders attributable to general partner	116,716	113,035	120,100	113,282	167,603
Net income from continuing operations per common unit:
Basic(3)	0.81	0.91	1.21	1.19	1.81
Diluted(3)	0.79	0.89	1.20	1.19	1.81
Net income from discontinued operations per common unit:
Basic(3)	0.63	0.45	0.22	0.16	0.13
Diluted(3)	0.62	0.44	0.21	0.16	0.13
Net income per common unit:
Basic(3)	1.44	1.36	1.43	1.35	1.94
Diluted(3)	1.41	1.33	1.41	1.35	1.94
Dividends declared per common unit	1.66	1.64	1.58	1.48	1.40
Other Data
Funds from operations(4)	$186,666	$215,194	$186,707	$202,751	$190,678
Funds from operations per common unit:
Basic	2.17	2.44	2.09	2.26	2.10
Diluted	2.13	2.40	2.07	2.25	2.10
Cash flows provided by (used in):
Operating activities	271,536	288,801	288,562	261,175	198,939
Investing activities	(348,003)	(244,390)	(363,152)	(726,499)	55,184
Financing activities	112,022	(28,150)	127,303	452,370	(240,721)

	2003	2002	2001(2)	2000	1999

	(Restated)	(Restated)	(Restated)

	(Dollars in thousands, except per share amounts)
Balance Sheet Data
Investments in real estate at cost	$5,491,707	$4,922,782	$4,527,511	$4,026,597	$3,249,452
Total assets	5,409,559	4,983,629	4,763,614	4,433,207	3,631,175
Total consolidated debt	2,574,257	2,235,361	2,143,714	1,843,857	1,279,662
Our share of total debt(5)	1,954,314	1,691,737	1,655,386	1,681,161	1,168,218
General partners’ capital	1,657,137	1,676,079	1,747,389	1,767,930	1,829,259

(1)	Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.

(2)	In July 2003, the U.S. Securities and Exchange Commission announced that it had revised its position relating to the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, (“Topic D-42”). As a result of this announcement, original issuance costs related to preferred equity are to be reflected as a reduction of net income available to common unitholders in determining earnings per unit for the period in which the preferred equity is redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, our financial statements for the year ending December 31, 2001, are restated to reflect a reduction in net income available to common unitholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.’s series C preferred units, which were redeemed in December 2001. Diluted earnings per unit for the year ended December 31, 2001 was $1.41 (restated). The U.S. Securities and Exchange Commission’s revised position on Topic D-42 did not require us to file amendments to previously filed reports and will not impact any other previously reported periods.

(3)	Basic and diluted net income per weighted average unit equals the net income available to common unitholders divided by 85,859,899 and 87,616,365 units, respectively, for 2003; 88,204,208 and 89,689,310 units, respectively, for 2002; 89,286,379 and 90,325,801 units, respectively, for 2001; 89,566,375 and 90,024,511 units, respectively, for 2000; and 90,792,310 and 90,867,934 units, respectively, for 1999.

(4)	In 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from funds from operations (“FFO”) as such an adjustment is not provided for in NAREIT’s FFO definition. In 2003, we also modified our FFO reporting to no longer add back impairment losses when computing FFO in accordance with NAREIT’s FFO definition. Additionally, we adopted Topic D-42 and began including preferred unit redemption discounts and issuance cost write-offs in FFO. As a result, FFO for the periods presented has been adjusted to reflect the changes. For an explanation of funds from operations and a discussion of why management believes that FFO is a meaningful supplemental measure of our operating performance, please see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures.”

(5)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II. Item 7. “Liquidity and Capital Resources — Capital Resources.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been restated to reflect certain adjustments to our consolidated financial statements contained in our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report on Form 10-K/ A for the year ended December 31, 2003, originally filed with the U.S. Securities and Exchange Commission on March 11, 2004 and March 15, 2004, respectively. See Note 2 to the restated consolidated financial statements included in Part IV, Item 15 of this Amendment No. 2 on Form 10-K/ A.

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

      Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed in the section entitled “Business Risks” in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

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

      The table below summarizes our leasing activity for 2003 and 2002:

	U.S. Hub	Total Other	Total/Weighted
Property Data	Markets(1)	Markets	Average

For the year ended December 31, 2003:
% of total rentable square feet	75.0%	25.0%	100.0%
Occupancy percentage at year end	93.5%	91.9%	93.1%
Same space square footage leased	13,636,050	3,636,967	17,273,017
Rent increases/(decreases) on renewals and rollovers	(12.7)%	1.7%	(10.1)%
For the year ended December 31, 2002:
% of total rentable square feet	70.0%	30.0%	100.0%
Occupancy percentage at year end	95.5%	92.5%	94.6%
Same space square footage leased	10,303,683	4,396,916	14,700,599
Rent increases/(decreases) on renewals and rollovers	(1.8)%	1.0%	(1.0)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.

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

Summary of Key Transactions in 2003

      During the year ended December 31, 2003, we completed the following capital deployment transactions:

•	Acquired 82 buildings in the U.S., Mexico, Europe and Asia, aggregating approximately 6.5 million square feet, for $533.9 million, including $238.3 million invested through two of our co-investment joint ventures;

•	Completed industrial development projects in the U.S., Mexico and Europe, comprising 1.6 million square feet, for a total investment of $105.7 million;

•	Expanded our development pipeline, which at December 31, 2003, included projects in the U.S., Mexico, Singapore and Spain totaling 5.0 million square feet with an expected total investment of $233.0 million, of which $91.2 million was invested as of December 31, 2003 and of which 34% was pre-leased;

•	Divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million; and

•	Contributed $94.0 million in operating properties to our newly formed unconsolidated joint venture, in which we retained a 15% interest.

      See Part IV. Item 15: Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

      During the year ended December 31, 2003, we completed the following capital markets transactions:

•	Raised $103.4 million, net of costs, from the issuances by AMB Property Corporation of $50.0 million of its 6.5% Series L Cumulative Redeemable Preferred Stock and $57.5 million of its 6.75% Series M Cumulative Redeemable Preferred Stock;

•	Raised $125.0 million from the issuance of $75.0 million of 5.53%, 10-year, unsecured fixed-rate notes and $50.0 million of floating rate unsecured notes at a rate of three month-LIBOR telerate plus 40 basis points;

•	Redeemed all of our outstanding 8.5% Series A Cumulative Redeemable Preferred Units and all of our outstanding 8 5/8% Series B Cumulative Redeemable Preferred Units for an aggregate of $165.8 million;

•	AMB Property Corporation repurchased 812,900 shares of its common stock for $21.2 million and we retired the same number of common general partnership units;

•	Obtained long-term secured debt financing for our co-investment joint ventures totaling $177.0 million at an average rate of 4.3%; and

•	Repaid the $45.5 million outstanding balance on the AMB Institutional Alliance Fund II, L.P. credit facility with capital contributions and secured debt financing proceeds.

      See Part IV. Item 15: Notes 7, 10 and 12 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Restatement of Depreciation Expense. On October 12, 2004, our general partner announced a restatement of depreciation expense for our prior period results relating to 39 buildings in our portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. A description of this weakness and the related remediation measures that have been undertaken by us is set forth in Part II, Item 9A, Controls and Procedures of this Form 10-K/ A.

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

For the Years Ended December 31, 2003 and 2002 (dollars in millions)

Revenues	2003	2002	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$509.2	$529.2	$(20.0)	(3.8)%
2002 acquisitions	55.0	22.0	33.0	150.0%
2003 acquisitions	14.6	—	14.6	—%
Development	3.7	2.9	0.8	27.6%
Other industrial	6.4	15.9	(9.5)	(59.7)%
International industrial	6.1	0.7	5.4	771.4%
Retail	6.7	7.8	(1.1)	(14.1)%

Total rental revenues	601.7	578.5	23.2	4.0%
Private capital income	3.3	11.2	2.1	18.8%

Total revenues	$615.0	$589.7	$25.3	4.3%

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

Costs and Expenses	2003	2002	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs:
Rental expenses	$88.5	$76.4	$12.1	15.8%
Real estate taxes	71.4	67.7	3.7	5.5%

Total property operating costs	$159.9	$144.1	$15.8	11.0%

Property operating costs U.S. industrial:
Same store	$128.6	$125.2	$3.4	2.7%
2002 acquisitions	17.6	6.8	10.8	158.8%
2003 acquisitions	3.6	—	3.6	—%
Development	3.3	3.8	(0.5)	(13.2)%
Other industrial	3.9	5.7	(1.8)	(31.6)%
International industrial	0.4	—	0.4	—%
Retail	2.5	2.6	(0.1)	(3.8)%

Total property operating costs	159.9	144.1	15.8	11.0%
Depreciation and amortization	139.0	126.9	12.1	9.5%
Impairment losses	5.3	2.9	2.4	82.8%
General and administrative	47.7	47.2	0.5	1.1%

Total costs and expenses	$351.9	$321.1	$30.8	9.6%

      The $3.4 million increase in same store properties’ operating expenses was primarily due to increases in common area maintenance expenses of $3.4 million, including snow removal, and real estate taxes of $0.9 million, partially offset by a decrease in insurance expenses of $1.2 million. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. Other industrial includes expenses from divested properties not classified as discontinued operations. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate and ground lease assets, partially offset by a reduction of $2.1 million for the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The 2003 impairment loss was on investments in real estate and leasehold interests that we continue to hold for long-term investment. The 2002 impairment included losses for lease cost write-offs of $1.7 million and an impairment on a portion of our planned property contributions of $1.2 million. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $2.8 million resulting from our decision to expense stock options under SFAS No. 123 prospectively and the issuance of additional restricted stock, partially offset by decreased personnel costs and taxes.

Other Income and (Expenses)	2003	2002	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$5.5	$5.7	$(0.2)	(3.5)%
Interest and other income	4.7	10.4	(5.7)	(54.8)%
Gains from dispositions of real estate	7.4	2.5	4.9	196.0%
Development profits, net of taxes	14.4	1.2	13.2	1,100.0%
Interest, including amortization	(146.8)	(146.2)	0.6	0.4%

Total other income and (expenses)	$(114.8)	$(126.4)	$(11.6)	(9.2)%

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

Discontinued Operations	2003	2002	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$8.5	$20.6	$(12.1)	(58.7)%
Gains from dispositions of real estate, net of minority interests	42.9	16.9	26.0	153.8%

Total discontinued operations	$51.4	$37.5	$(13.9)	(37.1)%

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

Preferred Units	2003	2002	$ Change	% Change

Preferred unit distributions	$(7.0)	$(8.5)	$1.5	17.6%
Preferred unit redemption discount/(issuance costs or premium)	(5.4)	0.4	(5.8)	(1,450.0)%

Total preferred units	$(12.4)	$(8.1)	$(4.3)	(53.1)%

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

For the Years Ended December 31, 2002 and 2001 (dollars in millions)

Revenues	2002	2001	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$529.2	$484.1	$45.1	9.3%
2002 acquisitions	22.0	—	22.0	—%
Development	2.9	1.9	1.0	52.6%
Other industrial	15.9	29.6	(13.7)	(46.3)%
International industrial	0.7	—	0.7	—%
Retail	7.8	7.7	0.1	1.3%

Total rental revenues	578.5	523.3	55.2	10.5%
Private capital income	11.2	11.0	0.2	1.8%

Total revenues	$589.7	$534.3	$55.4	10.4%

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

Costs and Expenses	2002	2001	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs:
Rental expenses	$76.4	$63.7	$12.7	19.9%
Real estate taxes	67.7	62.6	5.1	8.1%

Total property operating costs	$144.1	$126.3	$17.8	14.1%

Property operating costs:
U.S. industrial:
Same store	$125.2	$112.4	$12.8	11.4%
2002 acquisitions	6.9	—	6.9	—%
Development	3.4	—	3.4	—%
Other industrial	6.1	11.1	(5.0)	(45.0)%
International industrial	(0.1)	—	(0.1)	—%
Retail	2.6	2.8	(0.2)	(7.1)%

Total property operating costs	144.1	126.3	17.8	14.1%
Depreciation and amortization	126.9	105.7	21.2	20.1%
Impairment losses	2.9	18.6	(15.7)	(84.4)%
General and administrative	47.2	35.8	11.4	31.8%

Total costs and expenses	$321.1	$286.4	$34.7	12.1%

      The $12.8 million increase in same store properties’ operating expenses primarily relates to increases in real estate taxes of $5.1 million, insurance expenses of $4.3 million and increases in common area maintenance expenses of $2.7 million. Other industrial property operating costs include expenses from sold properties not classified as discontinued operations. The increase in depreciation expense was due to the increase in our net investment in real estate and ground lease assets. The 2002 impairment included losses for lease cost write-offs of $1.7 million and an impairment on a portion of our planned property contributions of $1.2 million. The 2001 impairment loss included losses for investments in retail real estate totaling $13.0 million, leasehold interests that we continue to hold for long-term investment totaling $4.3 million and industrial real estate properties held for disposition totaling $1.3 million. The increase in general and administrative expenses was primarily due to the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, general and administrative expenses did not include expenses incurred by these two unconsolidated preferred stock subsidiaries. General and administrative expenses would have been $39.4 million had the subsidiaries been consolidated beginning January 1, 2001. The increase in general and administrative expenses was also due to increased stock-based compensation expense due to our decision to expense stock options under SFAS No. 123 prospectively, additional staffing and expenses for new initiatives, including our international expansion and income taxes for our taxable REIT subsidiaries.

Other Income and (Expenses)	2002	2001	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$5.7	$5.5	$0.2	3.6%
Interest and other income	10.4	16.3	(5.9)	(36.2)%
Gains from dispositions of real estate	2.5	41.9	(39.4)	(94.0)%
Development profits, net of taxes	1.2	17.3	(16.1)	(93.1)%
Loss on investments in other companies	—	(20.8)	20.8	—%
Interest, including amortization	(146.2)	(124.8)	21.4	17.1%

Total other income and (expenses)	$(126.4)	$(64.6)	$61.8	95.7%

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

Discontinued Operations	2002	2001	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$20.6	$18.0	$2.6	14.4%
Gains from dispositions of real estate, net of minority interests	16.9	—	16.9	—%

Total discontinued operations	$37.5	$18.0	$19.5	108.3%

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

Preferred Units	2002	2001	$ Change	% Change

Preferred unit distributions	$(8.5)	$(8.5)	$—	—%
Preferred unit redemption discount/(issuance costs or premium)	0.4	(7.6)	8.0	105.3%

Total preferred units	$(8.1)	$(16.1)	$8.0	49.7%

      On December 5, 2001, AMB Property II, L.P. redeemed all of its 2,200,000 outstanding 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units at a premium of $4.4 million and we recognized a reduction of income available to common unitholders of $3.2 million for the original issuance costs. In July 2003, the U.S. Securities and Exchange Commission announced that it had revised its position relating to the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, (“Topic D-42”). As a result of this announcement, original issuance costs related to preferred units are to be reflected as a reduction of income available to common unitholders in determining earnings per unit for the period in which the preferred units are redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, our financial statements for the year ending December 31, 2001, have been restated to reflect a reduction in income available to common unitholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.’s series C preferred units. Diluted earnings per unit for the year ended December 31, 2001, was $1.41 (restated). The U.S. Securities and Exchange Commission’s revised position on Topic D-42 did not require us to file amendments to previously filed reports and will not impact any other previously reported periods.

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

      In December 2001, AMB Property Corporation’s board of directors approved a stock repurchase program for the repurchase of up to $100.0 million worth of its common and preferred stock. In December 2002, AMB Property Corporation’s board of directors increased the 2001 repurchase program to $200.0 million. The 2001 stock repurchase program expired in December 2003. During 2002, AMB Property Corporation repurchased 2,651,600 shares of its common stock for $69.4 million, including commissions, and we retired the same number of common general partnership units. In July 2002, AMB Property Corporation also repurchased 4,200 shares of its series A preferred stock for an aggregate cost of $0.1 million, including accrued and unpaid dividends, and we retired the same number of series A preferred units.

      During 2003, we redeemed 226,145 of our common limited partnership units for cash and 2,000 of our common limited partnership units for shares of AMB Property Corporation’s common stock. In November 2003, AMB Property II, L.P., one of our subsidiaries, also issued 145,548 of its class B common limited partnership units in connection with a property acquisition. During 2002, we redeemed 122,640 of our common limited partnership units for shares of AMB Property Corporation’s common stock.

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

      In May 2002, we commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. On November 10, 2003, we issued $75.0 million aggregate principal amount of senior unsecured notes to Teachers Insurance and Annuity Association of America. AMB Property Corporation guaranteed the principal amount and interest on the notes, which mature on November 1, 2013, and bear interest at 5.53% per annum. Teachers has agreed that until November 10, 2005, we can require Teachers to return the notes to us for cancellation for an obligation of equal dollar amount under a first mortgage loan to be secured by properties determined by us, except that in the event the ratings on our senior unsecured debt are downgraded by two ratings agencies to BBB–, we will only have ten days after the last of these downgrades to exercise this right. During the period when we can exercise our cancellation right and until any mortgage loans close, Teachers has agreed not to sell, contract to sell, pledge, transfer or otherwise dispose of, any portion of the notes. On November 21, 2003, we issued $50.0 million aggregate principal amount of floating rate senior unsecured notes. AMB Property Corporation guaranteed the principal amount and interest on the notes, which mature on November 21, 2006, and bear interest at a floating rate of 3-month LIBOR telerate plus 40 basis points. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the program from time to time as market conditions permit. As of December 31, 2003, $275.0 million of capacity remained under the May 2002 medium-term note program.

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

      The tables below summarize our debt maturities and capitalization as of December 31, 2003 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total Debt

2004	$57,735	$40,135	$—	$600	$—	$98,470
2005	44,567	62,951	250,000	647	275,739 (2)	633,904
2006	82,857	62,304	75,000	698	—	220,859
2007	14,661	53,158	75,000	752	—	143,571
2008	32,940	162,383	175,000	810	—	371,133
2009	4,246	107,187	—	873	—	112,306
2010	51,054	128,639	75,000	941	—	255,634
2011	524	275,618	75,000	1,014	—	352,156
2012	2,451	146,946	—	1,093	—	150,490
2013	442	2,045	75,000	920	—	78,407
Thereafter	39	20,219	125,000	1,280	—	146,538

Subtotal	291,516	1,061,585	925,000	9,628	275,739	2,563,468
Unamortized premiums	7,343	3,446	—	—	—	10,789

Total consolidated debt	298,859	1,065,031	925,000	9,628	275,739	2,574,257
Our share of unconsolidated joint venture debt(1)	—	77,333	—	—	—	77,333

Total debt	298,859	1,142,364	925,000	9,628	275,739	2,651,590
Joint venture partners’ share of consolidated joint venture debt	—	(697,276)	—	—	—	(697,276)

Our share of total debt(3)	$298,859	$445,088	$925,000	$9,628	$275,739	$1,954,314

Weighed average interest rate	8.1%	6.7%	6.8%	7.5%	1.9%	6.4%
Weighed average maturity (in years)	3.5	6.5	5.7	10.8	1.9	5.4

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 6.1% and 5.8 years, respectively.

(2)	Includes Euro and Yen based borrowings translated to U.S. dollars using the foreign exchange rates at December 31, 2003.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure. For the calculation of the joint venture partners’ share of consolidated joint venture debt used in the above table, please see Part 1. Item 2. “Properties Held Through Joint Ventures, Limited Liability Companies and Partnerships — Co-investment Joint Ventures.”

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common units	81,563,502	$32.88	$2,681,808
Common limited partnership units(2)	4,763,790	$32.88	156,633

Total	86,327,292		$2,838,441

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.53%	$355,846

Capitalization Ratios

Total debt-to-total market capitalization	45.3%
Our share of total debt-to-total market capitalization(1)	37.9%
Total debt plus preferred-to-total market capitalization	51.4%
Our share of total debt plus preferred-to-total market capitalization(1)	44.8%
Our share of total debt-to-total book capitalization(1)	49.4%

(1)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization on the preceding page in Part II. Item 7. “Liquidity and Capital Resources — Capital Resources.”

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

Paying Entity	Security	2003	2002	2001

Operating Partnership	Common limited partnership units	$1.66	$1.64	$1.58
Operating Partnership	Series B preferred units	$3.71	$4.31	$4.31
Operating Partnership	Series J preferred units	$3.98	$3.98	$1.24
Operating Partnership	Series K preferred units	$3.98	$2.96	n/a
Operating Partnership	Series L preferred units	$0.85	n/a	n/a
Operating Partnership	Series M preferred units	$0.17	n/a	n/a

AMB Property II, L.P.	Class B common limited partnership units	$0.22	n/a	n/a
AMB Property II, L.P.	Series C preferred units	n/a	n/a	$3.88
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Series G preferred units	n/a	$2.14	$3.98
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$3.04

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

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during 2003, we initiated 13 new industrial development projects with a total estimated investment of $226.4 million at completion, aggregating an estimated 4.9 million square feet, including 438 acres of land for development in Miami’s Airport West submarket for $29.7 million. The master planned park, called Beacon Lakes, is entitled for 6.8 million square feet of properties for lease or sale. We began development of the first two buildings at Beacon Lakes, which will aggregate approximately 0.4 million square feet and have an estimated investment of $19.2 million. As of December 31, 2003, we had 16 projects in our development pipeline representing a total estimated investment of $233.0 million upon completion and four development projects available for sale representing a total estimated investment of $38.8 million upon completion. Of this total, $112.2 million had been funded as of December 31, 2003, and an estimated $159.6 million was required to complete current and planned projects.

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

2004	$20,149
2005	20,272
2006	20,922
2007	21,120
2008	21,340
Thereafter	283,965

Total	$387,768

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

      Potential Unknown Liabilities. Unknown liabilities may include the following:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our general partner’s predecessors and others indemnified by these entities.

Overview of Contractual Obligations

      The following table summarizes our debt, interest and lease payments due by period as of December 31, 2003 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$98,470	$854,763	$514,704	$1,095,531	$2,563,468
Debt interest payments	157,424	271,085	205,978	72,533	707,020
Operating lease commitments	20,149	41,194	42,460	283,965	387,768

Total	$276,043	$1,167,042	$763,142	$1,452,029	$3,658,256

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

      The following table reflects the calculation of FFO reconciled from net income for the years ended December 31, (dollars in thousands):

	2003(1)	2002(2)	2001(2)	2000(2)	1999(2)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$147,113	$139,054	$150,272	$135,432	$190,500
Income available to common unitholders attributable to limited partners	(6,797)	(6,659)	(7,591)	(8,042)	(8,789)
Gains from dispositions of real estate	(50,325)	(19,383)	(41,859)	(7,044)	(51,262)
Real estate related depreciation and amortization:
Total depreciation and amortization	138,956	126,916	105,694	84,752	62,896
Discontinued operations’ depreciation	3,381	9,587	7,849	5,606	4,139
Furniture, fixtures and equipment depreciation	(720)	(712)	(731)	(380)	(654)
Ground lease amortization	—	(2,301)	(1,232)	(734)	(348)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	34,146	28,706	25,709	11,750	5,261
Limited partnership unitholders’ minority interests (NI)	3,493	4,477	5,718	7,090	8,213
Limited partnership unitholders’ minority interests (Development profits)	344	57	764	—	—
Discontinued operations’ minority interests (NI)	1,968	3,246	2,292	1,508	1,036
FFO attributable to minority interests	(65,603)	(52,051)	(40,144)	(15,055)	(8,182)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(5,445)	(5,674)	(5,467)	(5,212)	(4,701)
Our share of FFO	9,755	9,291	8,014	7,188	6,677
Preferred unit distributions	(18,187)	(19,772)	(14,981)	(14,108)	(14,108)
Preferred unit redemption discount/(issuance costs)	(5,413)	412	(7,600)	—	—

Funds from operations	$186,666	$215,194	$186,707	$202,751	$190,678

Basic FFO per common unit	$2.17	$2.44	$2.09	$2.26	$2.10

Diluted FFO per common unit	$2.13	$2.40	$2.07	$2.25	$2.10

Weighted average common units:
Basic	85,859,899	88,204,208	89,286,379	89,566,375	90,792,310

Diluted	87,616,365	89,689,310	90,325,801	90,024,511	90,867,934

(1)	In the quarter ended June 30, 2003, and effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. Basic FFO per unit would have been $2.47, $2.10, $2.27 and $2.10 for the years ended December 31, 2002, 2001, 2000 and 1999, respectively, had we discontinued our practice of deducting amortization of investments in leasehold interests from FFO retroactively. Diluted FFO per unit would have been $2.42, $2.08, $2.26 and $2.10 for the years ended December 31, 2002, 2001, 2000 and 1999, respectively, had we discontinued our practice of deducting amortization of investments in leasehold interests from FFO retroactively.

(2)	In the quarter ended September 30, 2003, we modified our FFO reporting to no longer add back impairment losses when computing FFO in accordance with NAREIT’s FFO definition. Additionally, we adopted Topic D-42 and began including preferred unit redemption discounts and issuance cost write-offs in FFO. As a result, FFO for the periods presented has been restated to reflect these changes.

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

      Prior to the consummation of AMB Property Corporation’s initial public offering in 1997, some of its executive officers and directors acquired interests in real estate-related businesses and investments, which they still own. AMB Property Corporation’s executive officers’ continued involvement in other real estate-related activities could divert their attention from our day-to-day operations. AMB Property Corporation’s executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit AMB Property Corporation’s ability to enforce these agreements.

Certain of AMB Property Corporation’s executive officers and directors may have conflicts of interest with us in connection with other properties that they own or control.

      In October 1986, our predecessor-in-interest entered into a property and asset management agreement with Inglewood Corporate Center Associates to manage an office building, in which Messrs. Moghadam and Burke and Thomas W. Tusher, also a director of AMB Property Corporation, held, directly and indirectly, 26.7%, 26.7% and 20% interests, respectively. During 2003, Inglewood transferred to a third party such property and asset management services. Until such time, Inglewood had been paying us property and asset management fees, which totaled approximately $11,500 for the period from January 1, 2003 through the date on which such management was transferred during the second quarter of 2003. Also, during 2003, Mr. Tusher’s direct and indirect interests in Inglewood were redeemed for an amount equal to the estimated liquidation value of such venture’s assets. As a result, each of Messrs. Moghadam and Burke now holds, directly and indirectly, a 33.3% interest in Inglewood.

      Certain of AMB Property Corporation’s executive officers and directors own interests in other real-estate related businesses and investments, including retail development projects, office buildings and de minimus holdings of the equity securities of public and private real estate companies. We believe that these properties and activities generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director of AMB Property Corporation, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, AMB Property Corporation’s executive officers’ and directors’ continued involvement in these properties could divert management’s attention from our day-to-day operations. We will not acquire any properties from AMB Property Corporation’s executive officers, directors or their affiliates unless the transaction is approved by a majority of the disinterested and independent (as defined by the rules of the New York Stock Exchange) members of AMB Property Corporation’s board of directors with respect to that transaction.

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

Risks Associated with Our Restatement of Depreciation Expense

There was a material weakness in our internal control over financial reporting, and our business could have been adversely impacted if we had failed to remedy the deficiencies in our controls.

      The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s on-going review of our accounting policies and internal control over financial reporting, on October 12, 2004, management determined that there was a material weakness in our internal control over financial reporting related to ground lease depreciation. This weakness resulted in an understatement of depreciation expense and resulted in a restatement of depreciation expense for our results in previously issued financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003, and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate the material weakness. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness, in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our general partner’s stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices, interest rates and foreign exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2003, we had no interest rate caps or swaps. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $10.8 million as of December 31, 2003 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt(1)	$96,425	$354,372	$168,961	$138,067	$365,496	$1,062,154	$2,185,475
Average interest rate	7.0%	7.0%	6.9%	7.1%	6.9%	6.7%	6.9%
Variable rate debt(2)	$2,045	$279,532	$51,898	$5,504	$5,637	$33,377	$377,993
Average interest rate	3.6%	1.9%	1.6%	3.8%	4.1%	4.1%	2.1%

(1)	Represents 85.3% of all outstanding debt.

(2)	Represents 14.7% of all outstanding debt.

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

	Carrying	Fair
Related Derivatives	Amount	Value

	(In thousands)
MXN/ USD Forward Contract (USD short):
Expected Maturity March 30, 2004
Contract Amount (MXN pesos)	37,201
Forward Exchange Rate	10.86
Contract Amount (USD Dollars)	$3,426
Fair Value at December 31, 2003		$3,273
Put Option:
Contract Amount	$188
Fair Value at December 31, 2003		$57

      Foreign Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $0.7 million for the year ended December 31, 2003.

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

      See Item 15: “Exhibits, Financial Statement Schedules, and Reports of Form 8-K.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      On October 12, 2004, our general partner announced a restatement of depreciation expense for our prior period results relating to 39 buildings in our portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. Management determined that the cause for this depreciation error was that there was no mechanism in place to segregate and apply appropriate depreciable lives to assets subject to ground leases. Our general ledger did not have a separate account designation for assets subject to ground leases so these assets were not segregated into a separate expected useful life category for depreciation purposes.

      Management also determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Our conclusion that the control issues surrounding ground lease depreciation constituted a material weakness means that, absent remediation of these issues, there would exist a reasonable possibility of a material misstatement in our financial statements for future periods.

      Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Specifically, we have implemented the following remediation measures with respect to this material weakness:

•	Management modified our existing property acquisition accounting checklist system to identify ground leases to the appropriate accounting and finance personnel who create journal entries in the general ledger and to communicate certain information regarding such ground leases, including lease commencement and termination dates and any contractual extension options.

•	Management created new general ledger accounts to segregate ground lease assets from fee simple assets and reclassified all investments in buildings that reside on land subject to ground leases into the new general ledger accounts.

•	Management modified our existing property depreciation accounting policy to include a separate category for buildings residing on land subject to ground leases, which under the policy will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease.

•	Management designated certain finance personnel to review our quarterly depreciation calculations, which will include a review for the correct depreciable lives of ground lease assets.

      To reflect additional depreciation expense in this Form 10-K/A, management has restated our consolidated financial statements contained in our Annual Report on Form 10-K and Amendment No. 1 on our Annual Report on Form 10-K/A for the year ended December 31, 2003 originally filed with the U.S. Securities and Exchange Commission on March 11, 2004 and March 15, 2004, respectively. Management and the audit committee of our general partner’s board of directors discussed with our independent auditors, PricewaterhouseCoopers LLP, and determined that this was the proper approach. On October 12, 2004, management and the audit committee of our general partner’s board of directors concluded that our consolidated financial statements contained in our Annual Report on Form 10-K and Amendment No. 1 on our Annual Report on Form 10-K/A for the year ended December 31, 2003 originally filed with the U.S. Securities and Exchange Commission on March 11, 2004 and March 15, 2004 respectively, should no longer be relied upon because of this error in such financial statements as addressed in Accounting Principles Board Opinion No. 20.

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer, president and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the year covered by this report. Based on the material weakness described above, the chief executive officer, president and chief financial officer of our general partner each concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2003. However, in light of the implementation of the new remediation measures described above, the chief executive officer, president and chief financial officer of our general partner believe, as of the date of this report, management has taken appropriate action to modify our internal control over financial reporting relating to ground lease depreciation and remediate this material weakness. The changes in our internal control over financial reporting discussed above materially affected our internal control over financial reporting.

      Except as stated above, there have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14.

      The information required by Items 10 through 14 will be contained in a definitive proxy statement for AMB Property Corporation’s Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

      (a)(3) Exhibits:

Exhibit
Number	Description

3.1	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of November 26, 2003 (incorporated by reference to Exhibit 3.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 26, 2003).
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.4	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description

4.5	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.6	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.7	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.8	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.9	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.10	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.12	Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 9, 2000).
4.13	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.14	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference as Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.16	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.17	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).
4.18	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.19	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

Exhibit
Number	Description

4.20	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
4.21	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.22	$50,000,000 Floating Rate Note No. B-1 dated November 21, 2003, attaching the Parent Guarantee dated November 21, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 21, 2003).
10.1	Distribution Agreement dated May 7, 2002, by and among AMB Property Corporation, AMB Property, L.P., Morgan Stanley & Co. Incorporated, A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., Commerzbank Capital Markets Corp., First Union Securities, Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., and PNC Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.2	Terms Agreement dated as of December 14, 2000, by and between Morgan Stanley & Co., Incorporated and J.P. Morgan Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
10.3	Terms Agreement dated as of January 4, 2001, by and between A.G. Edwards & Sons, Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).
10.4	Terms Agreement dated as of March 2, 2001, by and among First Union Securities, Inc., AMB Property, L.P. and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
10.5	Form of Change in Control and Noncompetition Agreement between AMB Property Corporation and Executive Officers (incorporated by reference to Exhibit 10.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.6	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated as of November 14, 2003 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 17, 2003).
10.7	Amended and Restated Revolving Credit Agreement, dated as of December 11, 2002, by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank One, NA, Commerzbank Aktiengesellschaft, New York and Grand Cayman Branches and Wachovia Bank, N.A., as documentation agents, PNC Bank, National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and KeyBank National Association, as co-agent (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.8	Amendment to Amended and Restated Credit Agreement dated as of July 10, 2003, by and among AMB Property, L.P., the banks listed therein, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agent, and Bank One, N.A., Commerzbank, A.G., New York and Grand Cayman Branches, and Wachovia Bank, as documentation agent (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.9	Guaranty of Payment, dated as of December 11, 2002, by AMB Property Corporation for the benefit of JP Morgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).

Exhibit
Number	Description

10.10	Qualified Borrower Guaranty, dated as of December 11, 2002, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.11	Terms Agreement dated as of August 30, 2001, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
10.12	Terms Agreement dated as of January 14, 2002, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
10.13	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.16	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property, L.P.’s Registration Statement on Form S-8 (No. 333-100214)).
10.17	Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).
10.18	Agreement of Sale made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).
21.1	Subsidiaries of AMB Property, L.P. (incorporated by reference to Exhibit 21.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.
32.1	18 U.S.C. § 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Exhibits:

      See Item 15(a)(3) above.

      (c) Financial Statement Schedules:

      See Item 15(a)(1) and (2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2004.

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

Name	Title	Date

/s/ HAMID R. MOGHADAM* Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 9, 2004

/s/ W. BLAKE BAIRD* W. Blake Baird	President and Director	November 9, 2004

/s/ T. ROBERT BURKE* T. Robert Burke	Director	November 9, 2004

/s/ DAVID A. COLE* David A. Cole	Director	November 9, 2004

/s/ J. MICHAEL LOSH* J. Michael Losh	Director	November 9, 2004

/s/ FREDERICK W. REID* Frederick W. Reid	Director	November 9, 2004

/s/ JEFFREY L. SKELTON* Jeffrey L. Skelton	Director	November 9, 2004

Thomas W. Tusher	Director

/s/ CARYL B. WELBORN* Caryl B. Welborn	Director	November 9, 2004

Name	Title	Date

/s/ MICHAEL A. COKE Michael A. Coke	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)	November 9, 2004

*By:	/s/ MICHAEL A. COKE

Michael A. Coke
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

AMB Property, L.P.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Property, L.P. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AMB Property Corporation, the general partner of AMB Property, L.P. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, AMB Property, L.P. has restated its financial statements for each of the three years in the period ended December 31, 2003.

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

PricewaterhouseCoopers LLP

San Francisco, California

February 13, 2004, except for Note 2,
as to which the date is November 8, 2004

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 (Restated) and 2002 (Restated)

	December 31,	December 31,
	2003	2002

	(Restated)	(Restated)

	(Dollars in thousands, except
	unit amounts)
ASSETS
Investments in real estate:
Land	$1,403,807	$1,236,406
Buildings and improvements	3,888,272	3,553,886
Construction in progress	199,628	132,490

Total investments in properties	5,491,707	4,922,782
Accumulated depreciation and amortization	(485,559)	(368,205)

Net investments in properties	5,006,148	4,554,577
Investments in unconsolidated joint ventures	52,009	64,428
Properties held for divestiture, net	11,751	107,871

Net investments in real estate	5,069,908	4,726,876
Cash and cash equivalents	127,678	89,332
Restricted cash	28,985	27,882
Mortgages receivable	43,145	13,133
Accounts receivable, net of allowance for doubtful accounts of $6,581 and $6,720, respectively	88,452	74,207
Other assets	51,391	52,199

Total assets	$5,409,559	$4,983,629

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,363,890	$1,284,675
Unsecured senior debt securities	925,000	800,000
Alliance Fund II credit facility	—	45,500
Unsecured debt	9,628	10,186
Unsecured credit facility	275,739	95,000

Total debt	2,574,257	2,235,361
Distributions payable	39,076	41,213
Accounts payable and other liabilities	148,019	140,503

Total liabilities	2,761,352	2,417,077
Commitments and contingencies (Notes 15)
Minority interests:
Joint venture partners	658,723	488,026
Preferred unitholders	164,084	167,266

Total minority interests	822,807	655,292
Partners’ capital:
General partner, 81,563,502 and 81,800,038 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference at December 31, 2003 and 3,995,800 Series A preferred units outstanding with a $99,895 liquidation preference at December 31, 2002	1,657,137	1,676,079
Limited partners, 4,763,790 and 4,846,387 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference at December 31, 2003 and 1,300,000 Series B preferred units with a $65,000 liquidation preference at December 31, 2002	168,263	235,181

Total partners’ capital	1,825,400	1,911,260

Total liabilities and partners’ capital	$5,409,559	$4,983,629

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)

	2003	2002	2001

	(Restated)	(Restated)	(Restated)

	(Dollars in thousands, except unit and per
	unit amounts)
REVENUES
Rental revenues	$601,700	$578,489	$523,294
Private capital income	13,337	11,193	10,972

Total revenues	615,037	589,682	534,266
COSTS AND EXPENSES
Property operating expenses	(88,513)	(76,431)	(63,710)
Real estate taxes	(71,394)	(67,698)	(62,632)
Depreciation and amortization	(138,956)	(126,916)	(105,694)
Impairment losses	(5,251)	(2,846)	(18,600)
General and administrative	(47,729)	(47,207)	(35,820)

Total costs and expenses	(351,843)	(321,098)	(286,456)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	5,445	5,674	5,467
Interest and other income	4,648	10,460	16,340
Gains from dispositions of real estate	7,429	2,480	41,859
Merchant development profits, net	14,441	1,171	17,276
Loss on investments in other companies	—	—	(20,758)
Interest, including amortization	(146,773)	(146,200)	(124,833)

Total other income and expenses	(114,810)	(126,415)	(64,649)

Income before minority interests and discontinued operations	148,384	142,169	183,161

Minority interests’ share of income:
Joint venture partners’ share of operating income	(34,146)	(28,706)	(25,709)
Joint venture partners’ share of development profits	(8,098)	(139)	(4,107)
Preferred unitholders	(13,419)	(13,873)	(22,201)

Total minority interests’ share of income	(55,663)	(42,718)	(52,017)

Income from continuing operations	92,721	99,451	131,144

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	9,033	21,772	19,128
Gains from dispositions of real estate, net of minority interests	45,359	17,831	—

Total discontinued operations	54,392	39,603	19,128

Net income	147,113	139,054	150,272
Series A, L and M preferred unit distributions	(6,999)	(8,496)	(8,500)
Series B preferred unit distributions	(4,828)	(5,606)	(5,608)
Series J preferred unit distributions	(3,180)	(3,303)	(873)
Series K preferred unit distributions	(3,180)	(2,367)	—
Preferred unit redemption discount/(issuance costs)	(5,413)	412	(7,600)

Net income available to common unitholders	$123,513	$119,694	$127,691

Income available to common unitholders attributable to:
General partner	$116,716	$113,035	$120,100
Limited partners	6,797	6,659	7,591

Net income available to common unitholders	$123,513	$119,694	$127,691

Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs))	$0.81	$0.91	$1.21
Discontinued operations	0.63	0.45	0.22

Net income available to common unitholders	$1.44	$1.36	$1.43

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs))	$0.79	$0.89	$1.20
Discontinued operations	0.62	0.44	$0.21

Net income available to common unitholders	$1.41	$1.33	$1.41

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	85,859,899	88,204,208	89,286,379

Diluted	87,616,365	89,689,310	90,325,801

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

				(Restated)				(Restated)	(Restated)

	(Dollars in thousands, except unit amounts)
Balance at December 31, 2000	4,000,000	$96,100	83,909,340	$1,671,830	1,300,000	$62,319	5,827,917	$115,654	$1,945,903
Comprehensive income:
Net income	—	8,500	—	120,100	—	6,481	—	7,591
Unrealized gain on securities	—	—	—	3,732	—	—	—	230
Total comprehensive income	—								146,634
Contributions	—	—	—	—	800,000	38,906	—	—	38,906
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	237,920	5,853	—	—	—	—	5,853
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	201,960	4,274	—	—	—	—	4,274
Conversion of operating partnership units to common stock	—	—	635,798	15,255	—	—	(635,798)	(12,650)	2,605
Conversion of operating partnership units to cash	—	—	—	—	—	—	(223,092)	(4,343)	(4,343)
Retirement of units	—	—	(1,392,600)	(32,892)	—	—	—	—	(32,892)
Deferred compensation	—	—	—	(5,853)	—	—	—	—	(5,853)
Deferred compensation amortization	—	—	—	2,725	—	—	—	—	2,725
Reallocation of interests	—	—	—	(256)	—	—	—	256	—
Distributions	—	(8,500)	—	(133,479)	—	(6,481)	—	(8,065)	(156,525)

Balance at December 31, 2001 (Restated)	4,000,000	96,100	83,592,418	1,651,289	2,100,000	101,225	4,969,027	98,673	1,947,287
Comprehensive income:
Net income	—	8,496	—	112,623	—	11,276	—	6,659
Unrealized gain on securities	—	—	—	412	—	—	—	—
Currency translation adjustment	—	—	—	31	—	—	—	—
Total comprehensive income	—								139,497
Contributions	—	—	—	—	800,000	38,932	—	—	38,932
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	170,604	7,478	—	—	—	—	7,478
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	565,976	14,830	—	—	—	—	14,830
Conversion of operating partnership units to common stock	—	—	122,640	2,309	—	—	—	—	2,309
Conversion of operating partnership units to cash	—	—	—	—	—	—	(122,640)	(2,309)	(2,309)
Retirement of units	(4,200)	(106)	(2,651,600)	(69,399)	—	—	—	—	(69,505)
Deferred compensation	—	—	—	(7,478)	—	—	—	—	(7,478)
Deferred compensation amortization	—	—	—	5,265	—	—	—	—	5,265
Reallocation of interests	—	—	—	(54)	—	946	—	(982)	(90)
Distributions	—	(8,496)	—	(137,221)	—	(11,276)	—	(7,963)	(164,956)

Balance at December 31, 2002 (Restated)	3,995,800	95,994	81,800,038	1,580,085	2,900,000	141,103	4,846,387	94,078	1,911,260
Comprehensive income:
Net income	—	6,999	—	116,716	—	11,188	—	6,797
Unrealized gain on securities	—	—	—	812	—	—	—	—
Currency translation adjustment	—	—	—	662	—	—	—	—
Total comprehensive income	—								143,174
Contributions	4,300,000	103,373	—	—	—	—	—	—	103,373
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	256,611	11,473	—	—	—	—	11,473
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	317,753	6,947	—	—	—	—	6,947
Issuance of common limited partnership units for the acquisition of properties	—	—	—	—	—	—	145,548	4,487	4,487
Conversion of operating partnership units to common stock	—	—	2,000	58	—	—	(2,000)	(38)	20
Conversion of operating partnership units to cash	—	—	—	—	—	—	(226,145)	(4,340)	(4,340)
Retirement of units	(3,995,800)	(95,994)	(812,900)	(21,239)	(1,300,000)	(63,288)	—	—	(180,521)
Deferred compensation	—	—	—	(11,470)	—	—	—	—	(11,470)
Deferred compensation amortization	—	—	—	8,076	—	—	—	—	8,076
Reallocation of interests	—	—	—	(1,102)	—	—	—	(2,686)	(3,788)
Distributions	—	(6,999)	—	(137,254)	—	(11,188)	—	(7,850)	(163,291)

Balance as of December 31, 2003 (Restated)	4,300,000	$103,373	81,563,502	$1,553,764	1,600,000	$77,815	4,763,790	$90,448	$1,825,400

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (Restated)

	2003	2002	2001

	(Restated)	(Restated)	(Restated)

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,113	$139,054	$150,272
Adjustments to net income:
Straight-line rents	(10,662)	(11,013)	(10,093)
Depreciation and amortization	138,956	126,916	105,694
Impairment losses	5,251	2,846	18,600
Stock-based compensation amortization	8,075	5,265	2,725
Equity in earnings of unconsolidated joint ventures	(5,445)	(5,674)	(5,467)
Equity in loss of AMB Investment Management	—	—	43
Gains from dispositions of real estate	(7,429)	(2,480)	(41,859)
Merchant development profits, net of minority interests	(14,441)	(1,171)	(17,276)
Loss on investments in other companies	—	—	20,758
Debt premiums, discounts and finance cost amortization, net	2,049	(58)	(3,562)
Total minority interests’ share of net income	55,663	42,718	52,017
Discontinued operations:
Depreciation and amortization	3,381	9,587	7,849
Joint venture partners’ share of net income	1,471	2,049	1,183
Gains from dispositions of real estate, net of minority interests	(45,359)	(17,831)	—
Changes in assets and liabilities:
Accounts receivable and other assets	(14,603)	(8,269)	14,303
Accounts payable and other liabilities	7,516	6,862	(6,625)

Net cash provided by operating activities	271,536	288,801	288,562
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,103	(19,221)	13,703
Cash paid for property acquisitions	(477,261)	(355,964)	(402,208)
Additions to land, buildings, development costs and other first generation improvements	(227,628)	(152,196)	(174,651)
Additions to second generation building improvements and lease costs	(56,250)	(54,931)	(47,842)
Net proceeds from divestiture of real estate	423,996	257,383	242,505
Additions to interests in unconsolidated joint ventures	(20,147)	—	—
Distributions received from unconsolidated joint ventures	38,196	6,458	5,341
Repayment/(issuance) of mortgage receivable	(30,012)	74,081	—

Net cash used in investing activities	(348,003)	(244,390)	(363,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	6,947	14,830	4,274
Repurchase and retirement of common and preferred units	(121,239)	(69,505)	(32,892)
Borrowings on secured debt	192,750	167,960	362,052
Payments on secured debt	(157,310)	(146,118)	(88,866)
Borrowings on unsecured credit facility	603,550	230,000	210,000
Payments on unsecured credit facility	(431,000)	(147,000)	(414,000)
Borrowings on Alliance Fund II credit facility	8,000	67,250	125,000
Payments on Alliance Fund II credit facility	(53,500)	(145,250)	(1,500)
Payment of financing fees	(3,187)	(6,837)	(7,296)
Net proceeds from issuances of senior debt securities	124,566	19,883	99,406
Net proceeds from issuances of preferred units	103,373	38,932	63,727
Repurchase of preferred units	(71,883)	(7,927)	(114,400)
Contributions from co-investment partners	171,042	146,572	134,770
Distributions paid to partners	(163,427)	(123,361)	(148,460)
Distributions to minority interests, including preferred units	(96,660)	(67,579)	(64,512)

Net cash provided by/(used in) financing activities	112,022	(28,150)	127,303

Effect of exchange rate changes on cash	2,791	—	—
Net increase in cash and cash equivalents	35,555	16,261	52,713
Cash and cash equivalents at beginning of period	89,332	73,071	20,358

Cash and cash equivalents at end of period	$127,678	$89,332	$73,071

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$153,300	$165,154	$147,637
Non-cash transactions:
Acquisition of properties	$533,864	$403,318	$428,254
Assumption of debt	(42,246)	(39,687)	(9,724)
Acquisition capital	(9,870)	(7,667)	(16,322)
Minority interests’ contributions, including units issued	(4,487)	—	—

Net cash paid	$477,261	$355,964	$402,208

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Summary of Significant Accounting Policies

      Restatement. On October 12, 2004, the Company announced a restatement of depreciation expense for its prior period results relating to 39 buildings in its portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of its accounting policies and internal control over financial reporting, management determined that it should have depreciated certain of its investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that the Company holds in fee simple. The Company did not segregate these assets into a separate expected useful life category for depreciation purposes. In connection with correcting this error, the Company has taken appropriate action to modify its system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. To reflect additional depreciation expense, management has restated the Company’s consolidated financial statements contained in its previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003.

      The effect of the restatement of depreciation expense is reflected in the restated consolidated financial statements contained in this Form 10-K/A, which includes a reduction in diluted earnings per unit by $0.02 from $1.43 to $1.41 for 2001, by $0.04 from $1.37 to $1.33 for 2002 and by $0.06 from $1.47 to $1.41 for 2003; a reduction in net income available to common unitholders from $129.6 million to $127.7 million for 2001, from $123.0 million to $119.7 million for 2002 and from $128.7 million to $123.5 million for 2003; and an increase in depreciation and amortization expense from $103.6 million to $105.7 million for 2001, from $123.4 million to $126.9 million for 2002 and from $133.5 million to $139.0 million for 2003.

Restatements on Consolidated Balance Sheets

	December 31, 2003		December 31, 2002

	As previously		As previously
	reported	As restated	reported	As restated

	(Amounts in thousands)
Accumulated depreciation and amortization	$(474,452)	$(485,559)	$(362,540)	$(368,205)
Net investments in properties	$5,017,255	$5,006,148	$4,560,242	$4,554,577
Minority interests:
Joint venture partners	$659,487	$658,723	$488,524	$488,026
Total partners’ capital	$1,835,743	$1,825,400	$1,916,427	$1,911,260

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements on Consolidated Statements of Operations

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

	(Amounts in thousands, except per share amounts)
Depreciation and amortization	$(133,514)	$(138,956)	$(123,380)	$(126,916)	$(103,565)	$(105,694)
Minority interests’ share of income:
Joint venture partners’ share of operating income	$(34,412)	$(34,146)	$(28,940)	$(28,706)	$(25,973)	$(25,709)
Net income	$152,289	$147,113	$142,356	$139,054	$152,137	$150,272
Net income available to common unitholders	$128,689	$123,513	$122,996	$119,694	$129,556	$127,691
Basic income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.87	$0.81	$0.94	$0.91	$1.23	$1.21
Net income available to common unitholders	$1.50	$1.44	$1.39	$1.36	$1.45	$1.43
Diluted income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.85	$0.79	$0.93	$0.89	$1.22	$1.20
Net income available to common unitholders	$1.47	$1.41	$1.37	$1.33	$1.43	$1.41

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives and components of depreciation and amortization expense for the years ended December 31, are as follows (dollars in thousands):

Depreciation and Amortization Expense	Estimated Lives	2003	2002	2001

	(Restated)	(Restated)	(Restated)	(Restated)
Building costs on land owned by the Company	Various	$74,820	$75,853	$69,764
Building costs on ground leases	Various	11,581	8,346	5,827
Buildings and improvements:
Roof/ HVAC/parking lots	10	5,280	5,471	3,836
Plumbing/signage	7	1,319	1,170	805
Painting and other	Various	10,696	13,370	7,664
Tenant improvements	Various	16,026	13,762	12,305
Lease commissions	Various	20,306	16,004	11,311

Total real estate depreciation and amortization		140,028	133,976	111,512
Other depreciation and amortization	Various	2,309	2,527	2,031
Discontinued operations’ depreciation	Various	(3,381)	(9,587)	(7,849)

Total depreciation and amortization from continuing operations		$138,956	$126,916	$105,694

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective beginning in the third quarter of 2003, however, the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities indefinitely. The disclosure requirements for certain minority interests in finite-lived entities still apply. The Operating

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership adopted the requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership’s financial position, results of operations or cash flows. However, the minority interests associated with certain of the Operating Partnership’s consolidated joint ventures, those that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2003, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $659.5 million and the Operating Partnership believes that the aggregate settlement value of these interests was approximately $729.2 million. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships. SFAS 150 was effective beginning in the third quarter of 2003, however, the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities. The Operating Partnership adopted the disclosure requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership’s financial position, results of operations or cash flows.

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

      In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The Operating Partnership will adopt the consolidation requirements of FIN 46R in the first quarter of 2004 and does not believe that any of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46R.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Financial Instruments. The Operating Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership’s derivative financial instruments in effect at December 31, 2003 were a forward contract hedging against adverse foreign exchange fluctuations in the Mexican peso against the U.S. dollar and stock warrants obtained from customers.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership adopted the requirements of SFAS 149 in the third quarter of 2003. The adoption did not impact the Operating Partnership’s financial position, results of operations or cash flows.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $5.6 million, $1.8 million and $5.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Private Capital Income. Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by AMB Capital Partners from joint ventures and clients. Private capital income also includes promoted interests and incentive fees from the Operating Partnership’s co-investment joint ventures. For the year ended December 31, 2003, private capital income includes incentive distributions of $2.5 million earned from AMB Partners II, L.P. (“Partners II”).

      Stock-based compensation expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, our general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the three to five-year vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock-based compensation expense was $2.4 million and $0.9 million in 2003 and 2002, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been:

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Reduction to net income	$1,613	$2,402	$3,877
Adjusted earnings per unit:
Basic	$1.42	$1.33	$1.38
Diluted	$1.39	$1.30	$1.36

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

      Discontinued Operations. The Operating Partnership reported real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on the Operating Partnership’s previously reported consolidated financial position, net income or cash flows.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Preferred Unit Redemption Issuance Costs. In July 2003, the U.S. Securities and Exchange Commission (“SEC”) announced that it had revised its position relating to the application of Emerging Issues Task Force Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, (“Topic D-42”). As a result of this announcement, original issuance costs related to preferred equity are to be reflected as a reduction of net income available to common unitholders in determining earnings per unit for the period in which the preferred units are redeemed. The announcement requires retroactive application of the revised position in previously issued financial statements. As a result, the Operating Partnership’s financial statements for the year ending December 31, 2001, have been restated to reflect a reduction in net income available to common unitholders of $3.2 million, representing the original issuance costs of AMB Property II, L.P.’s series C preferred units, which were redeemed in December 2001. Diluted earnings per unit for the year ended December 31, 2001, was $1.41 (restated) compared to $1.47 as previously reported. The SEC’s revised position on Topic D-42 did not require the Operating Partnership to file amendments to previously filed reports and will not impact any other previously reported periods.

3.	Transactions with Affiliates

      AMB Capital Partners provides real estate investment services to clients on a fee basis. The fees are recorded as private capital income in the accompanying consolidated statements of operations. For the year ended December 31, 2003, private capital income includes incentive distributions of $2.5 million earned from Partners II. Headlands Realty Corporation conducts a variety of businesses that include incremental income programs and development projects available for sale to third parties. IMD Holding Corporation also conducts a variety of businesses that include development projects available for sale to third parties. On December 31, 2001, AMB Investment Management. Inc. (“AMB Investment Management”) was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management (predecessor-in-interest to AMB Capital Partners) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method and did not include expenses incurred by these two unconsolidated preferred stock subsidiaries in general and administrative expenses, they were netted with private capital income. The net impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material. General and administrative expenses for the twelve months ended December 31, 2001, would have been $39.4 million had the subsidiaries been consolidated beginning January 1, 2001.

4.	Real Estate Acquisition and Development Activity

      During the year ended December 31, 2003, the Operating Partnership invested $533.9 million in 82 industrial buildings, aggregating approximately 6.5 million square feet, of which the Operating Partnership invested $238.3 million in 43 industrial buildings, aggregating approximately 3.7 million square feet, through two of the Operating Partnership’s co-investment joint ventures.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 2002, the Operating Partnership invested $403.3 million in operating properties, consisting of 43 industrial buildings, aggregating approximately 5.4 million square feet, and a parking lot adjacent to Los Angeles International Airport. The Operating Partnership’s acquisitions included the investment of $166.5 million in 31 industrial buildings, aggregating approximately 3.1 million square feet, through three of the Operating Partnership’s co-investment joint ventures.

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

      During 2001, the Operating Partnership divested itself of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $24.1 million, which is net of minority interests’ share. The resulting net gain is before the gain on the Operating Partnership’s contributed properties of $17.8 million. During 2001, the Operating Partnership also contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings, aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. The properties contributed to the co-investment joint ventures were reflected at the Operating Partnership’s historical cost because the Operating Partnership controls these joint ventures and, therefore, they were under common control. The Operating Partnership recognized a gain of $17.8 million related to these contributions representing the portion of the contributed properties acquired by the third-party co-investors.

      Development Sales. During 2003, the Operating Partnership sold seven development-for-sale and other projects, aggregating approximately 0.5 million square feet, for an aggregate price of $74.8 million, resulting in an after-tax gain of $14.4 million. The other projects included the sale of the Operating Partnership’s purchase right on Platinum Distribution Center and the sale of the North Bay Business Center, which the Operating Partnership purchased in October 2003.

      During 2002, the Operating Partnership sold seven development-for-sale projects, aggregating approximately 0.2 million square feet, for an aggregate price of $17.0 million, with a resulting gain of $1.2 million.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 2002, the Operating Partnership divested itself of 56 industrial buildings, one retail center and an undeveloped land parcel, aggregating approximately 4.9 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $10.6 million. In November 2002, the Operating Partnership’s joint venture partner in Partners II increased its ownership in Partners II from 50% to 80% by acquiring 30% of the Operating Partnership’s interest in Partners II. The Operating Partnership recognized a gain of $6.3 million on the sale of its 30% interest.

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

	2003	2002	2001

Rental revenues	$19,700	$48,028	$44,474
Straight-line rents	(259)	2,330	298
Property operating expenses	(2,145)	(5,845)	(5,306)
Real estate taxes	(1,544)	(6,203)	(6,548)
Depreciation and amortization	(3,381)	(9,587)	(7,849)
Interest, including amortization	(1,867)	(4,902)	(4,758)
Joint venture partners’ share of income	(1,471)	(2,049)	(1,183)

Income attributable to discontinued operations	$9,033	$21,772	$19,128

      As of December 31, 2003 and 2002, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	December 31,	December 31,
	2003	2002

Accounts receivable, net	$—	$398
Other assets	$—	$1
Secured debt	$—	$—
Accounts payable and other liabilities	$3	$235

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages Receivable

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. As of December 31, 2003 and 2002, the outstanding balance on the note was $13.0 million and $13.1 million, respectively. The Operating Partnership also holds various other mortgages receivable from property sales. The Operating Partnership’s mortgages receivable at December 31, 2003 and 2002, consisted of the following:

						Company’s
						Ownership
Mortgage Receivable	Market	Maturity	2003	2002	Rate	Percentage(1)

1. Pier 1	SF Bay Area	May 2026	$13,042	$13,133	13.0%	100%
2. Platinum Distribution Center	No. New Jersey	February 2004	19,500	—	6.0%	20%
3. Platinum Distribution Center	No. New Jersey	November 2006	1,300	—	12.0%	20%
4. North Bay Distribution Center/BAB	San Francisco Bay Area	December 2004	7,040	—	5.5%	100%
5. North Bay Distribution Center/Corovan	San Francisco Bay Area	December 2004	2,263	—	7.3%	100%

Total Mortgages Receivable			$43,145	$13,133

(1)	Represents the Operating Partnership’s ownership percentage in the co-investment joint venture that holds the mortgage investment.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

      As of December 31, 2003 and 2002, debt consisted of the following (dollars in thousands):

	December 31,	December 31,
	2003	2002

Wholly-owned secured debt, varying interest rates from 4.0% to 10.4%, due June 2004 to January 2014 (weighted average interest rate of 8.1% at December 31, 2003 and 2002)	$291,516	$381,764
Joint venture secured debt, varying interest rates from 2.6% to 10.6%, due July 2004 to June 2023 (weighted average interest rates of 6.7% and 7.0% at December 31, 2003 and 2002, respectively)	1,061,585	893,093
Unsecured senior debt securities, varying interest rates from 1.5% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.8% and 7.2% at December 31, 2003 and 2002, respectively)	925,000	800,000
Alliance Fund II credit facility	—	45,500
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	9,628	10,186
Unsecured credit facility, variable interest rate, due December 2005 (weighted average interest rates of 1.9% and 2.0% at December 31, 2003 and 2002, respectively)	275,739	95,000

Total debt before unamortized premiums	2,563,468	2,225,543
Unamortized premiums	10,789	9,818

Total consolidated debt	$2,574,257	$2,235,361

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

      In June 1998, the Operating Partnership issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. In August 2000, the Operating Partnership commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes, which are guaranteed by the Company. In May 2002, the Operating Partnership commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes (unsecured senior debt securities). On November 10, 2003, the Operating Partnership issued $75.0 million aggregate principal amount of senior unsecured notes to Teachers Insurance and Annuity Association of America. The Company guaranteed the principal amount and interest on the notes, which mature on November 1, 2013, and bear interest at 5.53% per annum. Teachers has agreed that until November 10, 2005, the Operating Partnership can require Teachers to return the notes to it for cancellation for an obligation of equal dollar amount under a first mortgage loan to be secured by properties determined by the Operating Partnership, except that in the event the ratings on Operating Partnership’s senior unsecured debt are downgraded by two ratings agencies to BBB-, the Operating Partnership will only have ten days after the last of these downgrades to exercise this right. During

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period when the Operating Partnership can exercise its cancellation right and until any mortgage loans close, Teachers has agreed not to sell, contract to sell, pledge, transfer or otherwise dispose of, any portion of the notes. On November 21, 2003, the Operating Partnership issued $50.0 million aggregate principal amount of floating rate senior unsecured notes. The Company guaranteed the principal amount and interest on the notes, which mature on November 21, 2006, and bear interest at a floating rate of 3-month LIBOR telerate plus 40 basis points. As of December 31, 2003, $275.0 million of capacity remained under the May 2002 medium- term note program. The senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2003 and 2002.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Wholly-		Unsecured
	owned	Joint	Senior
	Secured	Venture	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2004	$57,735	$40,135	$—	$600	$—	$98,470
2005	44,567	62,951	250,000	647	275,739	633,904
2006	82,857	62,304	75,000	698	—	220,859
2007	14,661	53,158	75,000	752	—	143,571
2008	32,940	162,383	175,000	810	—	371,133
2009	4,246	107,187	—	873	—	112,306
2010	51,054	128,639	75,000	941	—	255,634
2011	524	275,618	75,000	1,014	—	352,156
2012	2,451	146,946	—	1,093	—	150,490
2013	442	2,045	75,000	920	—	78,407
Thereafter	39	20,219	125,000	1,280	—	146,538

Total	$291,516	$1,061,585	$925,000	$9,628	$275,739	$2,563,468

8.	Leasing Activity

      Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2003, was as follows (dollars in thousands):

2004	$480,830
2005	390,969
2006	310,269
2007	238,375
2008	171,272
Thereafter	420,000

Total	$2,011,715

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

      As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state, local and foreign taxes on its income and property. In addition, the Operating Partnership is required to pay federal and state income tax on its net taxable income, if any, from the activities conducted by the Operating Partnership’s taxable REIT subsidiaries.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of net income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31, (dollars in thousands):

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Net income available to common unitholders attributable to the general partner	$116,716	$113,035	$120,100
Book depreciation and amortization	138,956	126,916	105,694
Book depreciation discontinued operations	3,381	9,587	7,849
Impairment losses	5,251	2,846	18,600
Tax depreciation and amortization	(129,608)	(125,888)	(117,400)
Book/tax difference on gain on divestitures of real estate	13,783	25,178	(7,563)
Other book/tax differences, net(1)	(5,507)	(40,039)	15,567

Taxable income available to common unitholders	$142,972	$111,635	$142,847

(1)	Primarily due to straight-line rent, prepaid rent, joint venture accounting and debt premium amortization timing differences.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership’s co-investment joint ventures’ total investments in properties at December 31, 2003 and 2002 (dollars in thousands) were:

		Operating
		Partnership’s
		Ownership
Co-investment Joint Venture	Joint Venture Partner	Percentage	2003	2002

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$156,174	$180,169
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	417,902	403,760
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	428,837	240,179
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	408,507	379,207
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	449,709	355,670
AMB-AMS, L.P.(4)	BPMT and TNO(5)	39%	—	—

Total			$1,861,129	$1,558,985

(1)	Included 15 institutional investors as stockholders as of December 31, 2003.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Included 13 institutional investors as stockholders as of December 31, 2003.

(4)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

(5)	BPMT is Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken and TNO is Stichting Pensioenfonds TNO.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table distinguishes the minority interest liability as of December 31, 2003 and 2002 (dollars in thousands):

	December 31, 2003	December 31, 2002

	(Restated)	(Restated)
Joint venture partners	$658,723	$488,026
Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	13,082
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$822,807	$655,292

      The following table distinguishes the minority interests’ share of income, including minority interests share of development profits, but excluding minority interests share of discontinued operations (dollars in thousands):

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Joint Venture Partners	$42,244	$28,845	$29,816
Held through AMB Property II, L.P.:
Series C preferred units (repurchased in December 2001)	—	—	8,540
Series D preferred units (liquidation preference of $79,767)	6,182	6,182	6,180
Series E preferred units (liquidation preference of $11,022)	854	854	856
Series F preferred units (liquidation preference of $10,057)	931	1,342	1,580
Series G preferred units (repurchased in July 2002)	—	43	80
Series H preferred units (liquidation preference of $42,000)	3,412	3,412	3,412
Series I preferred units (liquidation preference of $25,500)	2,040	2,040	1,553

Total minority interests’ share of net income	$55,663	$42,718	$52,017

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Investments in Unconsolidated Joint Ventures

      The Operating Partnership’s investment in unconsolidated joint ventures at December 31, 2003 and 2002, totaled $52.0 million and $64.4 million, respectively. The Operating Partnership’s unconsolidated joint ventures’ net equity investments at December 31, 2003 and 2002 (dollars in thousands) were:

			Square			Ownership
Unconsolidated Joint Ventures	Market	Alliance Partner	Feet	2003	2002	Percentage

1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$31,548	$58,966	56%
2. Pico Rivera	Los Angeles	Majestic Realty	855,600	1,091	2,444	50%
3. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	487	2,983	50%
4. Industrial Fund I, LLC	Various	Citigroup	2,446,334	4,173	—	15%
5. Sterling Distribution Center	Los Angeles	Majestic Realty	1,880,000	12,643	—	50%
6. Airport Logistics Park of Singapore Phase I	Singapore	Boustead Projects	233,773	2,067	35	50%

Total Unconsolidated Joint Ventures			10,039,280	$52,009	$64,428

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

      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P. to redeem part or all of their common units or class B common units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the Company’s board of directors, assuming common stock was issued in the exchange. During 2003, the Operating Partnership redeemed 226,145 of its common limited partnership units for cash and 2,000 of its common limited partnership units for shares of the Company’s common stock. In November 2003, AMB Property II, L.P. issued 145,548 of its class B common limited partnership units in connection with a property acquisition. During 2002, the Operating Partnership redeemed 122,640 of its common limited partnership units for shares of the Company’s common stock.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series L Cumulative Redeemable Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Partnership Units. The following table sets forth the distributions paid per unit:

Paying Entity	Security	2003	2002	2001

Operating Partnership	Common limited partnership units	$1.66	$1.64	$1.58
Operating Partnership	Series B preferred units	$3.71	$4.31	$4.31
Operating Partnership	Series J preferred units	$3.98	$3.98	$1.24
Operating Partnership	Series K preferred units	$3.98	$2.96	n/a
Operating Partnership	Series L preferred units	$0.85	n/a	n/a
Operating Partnership	Series M preferred units	$0.17	n/a	n/a
AMB Property II, L.P.	Class B common limited partnership units	$0.22	n/a	n/a
AMB Property II, L.P.	Series C preferred units	n/a	n/a	$3.88
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Series G preferred units	n/a	$2.14	$3.98
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$3.04

13.	Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan

      Stock Incentive Plan. The Company and the Operating Partnership have Stock Option and Incentive Plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has reserved for issuance 18,950,000 shares of common stock under the Stock Incentive Plans. As of December 31, 2003, the Company had 10,286,057 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. As of December 31, 2003, the options had a weighted average exercise price of $23.92 and the exercise prices range from $18.94 to $30.83. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three- to five-year period from the date of grant.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost had been recognized for the Company’s Stock Incentive Plan as of December 31, 2001.

      As permitted by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123, the Operating Partnership has changed its method of accounting for stock options beginning January 1, 2002. The Operating Partnership has not retroactively changed its method of accounting for stock options but has provided additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been reduced by $1.6 million, $2.4 million and $3.9 million and pro forma basic and diluted earnings per unit would have been reduced to $1.42 (restated) and $1.39 (restated); $1.33 (restated) and $1.30 (restated); and $1.38 (restated) and $1.36 (restated), respectively, for the years ended December 31, 2003, 2002 and 2001.

      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yields of 6.1%, 5.9% and 6.4%; expected volatility of 17.7%, 13.3% and 14.9%; risk-free interest rates of 3.4%, 4.0% and 5.2%; and expected lives of seven, seven and 10 years.

      Following is a summary of the option activity for the years ended December 31 (options in thousands):

	Shares Under	Weighted Average	Options Exercisable
	Option	Exercise Price	at Year End

Outstanding as of December 31, 2000	5,767	$20.83	3,326

Granted	1,924	24.61
Exercised	(202)	21.15
Forfeited	(52)	22.45

Outstanding as of December 31, 2001	7,437	22.16	4,623

Granted	1,990	26.48
Exercised	(566)	21.41
Forfeited	(96)	24.48

Outstanding as of December 31, 2002	8,765	23.16	5,526

Granted	1,854	27.18
Exercised	(318)	21.94
Forfeited	(15)	25.67

Outstanding as of December 31, 2003	10,286	$23.92	7,210

Remaining average contractual life	6.7 years

Fair value of options granted during the year	$2.04

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

      401(k) Plan. In November 1997, the Company and the Operating Partnership established a Section 401(k) Savings/ Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During 2003 and 2002, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2003 and 2002, the Operating Partnership matched employee contributions to the 401(k) Plan in an amount equal to 50% of the first 5.5% of annual compensation deferred by each employee. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2003 and 2002, the Operating Partnership paid $0.4 million and $0.4 million, respectively, for its 401(k) match. No discretionary contributions were made by the Operating Partnership to the 401(k) Plan in 2003, 2002 and 2001.

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

      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the years ended December 31, 2003, 2002 and 2001 were stock options and restricted stock granted under the Stock Incentive Plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	2003	2002	2001

WEIGHTED AVERAGE COMMON UNITS
Basic	85,859,899	88,204,208	89,286,379
Stock options and restricted stock	1,756,466	1,485,102	1,039,422

Diluted weighted average common units	87,616,365	89,689,310	90,325,801

15.	Commitments and Contingencies

Commitments

      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 37 years. Operating lease payments are being amortized

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratably over the terms of the related leases. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2003, were as follows (dollars in thousands):

2004	$20,149
2005	20,272
2006	20,922
2007	21,120
2008	21,340
Thereafter	283,965

Total	$387,768

      Standby Letters of Credit. As of December 31, 2003, the Operating Partnership had provided approximately $64.1 million in letters of credit, of which $52.7 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

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

      Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, the Operating Partnership may be obligated to make payments to certain of joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Operating Partnership’s business, the Operating Partnership enters into various contracts with third parties that may obligate it to make payments or perform other obligations upon the occurrence of certain events.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited)

      Selected quarterly financial results for 2003 and 2002 were as follows (dollars in thousands, except unit and per unit amounts):

	Quarter (unaudited)(1)

2003	March 31	June 30	September 30	December 31	Year

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$150,994	$149,892	$150,167	$163,984	$615,037
Income before minority interests and discontinued operations	37,543	27,378	38,659	44,804	148,384
Total minority interests’ share of income	(10,826)	(11,749)	(16,544)	(16,544)	(55,663)
Income from continuing operations	26,717	15,629	22,115	28,260	92,721
Total discontinued operations	37,837	5,164	7,729	3,662	54,392

Net income	64,554	20,793	29,844	31,922	147,113
Preferred unit distributions	(5,115)	(5,186)	(4,462)	(3,424)	(18,187)
Preferred unit redemption discount/(issuance costs)	—	—	(3,671)	(1,742)	(5,413)

Net income available to common unitholders	$59,439	$15,607	$21,711	$26,756	$123,513

Basic income per common unit(2)
Income from continuing operations	$0.25	$0.12	$0.16	$0.28	$0.81
Discontinued operations	0.44	0.06	0.09	0.04	0.63

Net income available to common unitholders	$0.69	$0.18	$0.25	$0.32	$1.44

Diluted income per common unit(2)
Income from continuing operations	$0.25	$0.12	$0.16	$0.26	$0.79
Discontinued operations	0.43	0.06	$0.09	0.04	0.62

Net income available to common unitholders	$0.68	$0.18	$0.25	$0.30	$1.41

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	85,944,112	85,852,418	85,776,261	85,858,038	85,859,899

Diluted	87,360,543	87,302,896	87,399,544	88,360,432	87,616,365

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (unaudited)(1)

2002	March 31	June 30	September 30	December 31	Year

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$141,258	$141,574	$149,102	$157,748	$589,682
Income before minority interests and discontinued operations	38,370	38,007	33,690	32,102	142,169
Total minority interests’ share of income	(11,001)	(10,546)	(12,061)	(9,110)	(42,718)
Income from continuing operations	27,369	27,461	21,629	22,992	99,451
Total discontinued operations	6,645	5,329	8,700	18,929	39,603

Net income	34,014	32,790	30,329	41,921	139,054
Preferred unit distributions	(4,445)	(5,098)	(5,115)	(5,114)	(19,772)
Preferred unit redemption discount/(issuance costs)	—	—	412	—	412

Net income available to common unitholders	$29,569	$27,692	$25,626	$36,807	$119,694

Basic income per common unit(2)
Income from continuing operations	$0.27	$0.25	$0.19	$0.20	$0.91
Discontinued operations	0.07	0.06	0.10	0.22	0.45

Net income available to common unitholders	$0.34	$0.31	$0.29	$0.42	$1.36

Diluted income per common unit(2)
Income from continuing operations	$0.26	$0.25	$0.18	$0.20	$0.89
Discontinued operations	0.07	0.06	0.10	0.21	0.44

Net income available to common unitholders	$0.33	$0.31	$0.28	$0.41	$1.33

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	88,262,128	88,643,124	88,575,091	87,136,382	88,204,208

Diluted	89,724,953	90,462,332	90,379,023	88,495,159	89,689,310

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

17.	Segment Information

      The Operating Partnership mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 98% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Rental Revenues			Property NOI(1)

Segments	2003	2002	2001	2003	2002	2001

Industrial domestic hub and gateway markets:
Atlanta	$29,080	$30,444	$28,264	$23,048	$23,970	$22,722
Chicago	43,837	45,114	40,997	29,934	31,446	28,213
Dallas/ Fort Worth	17,015	26,697	25,210	11,457	18,915	17,641
Los Angeles	94,025	77,700	61,620	74,633	61,250	49,095
Northern New Jersey/ New York	52,709	47,422	44,924	34,735	31,845	31,648
San Francisco Bay Area	109,819	129,858	106,202	90,008	109,000	88,898
Miami	32,902	35,164	33,176	23,308	25,516	24,366
Seattle	31,813	25,656	23,215	24,863	20,394	18,620
On-Tarmac	48,909	30,617	19,558	26,639	17,161	11,282

Total industrial domestic hub markets	460,109	448,672	383,166	338,625	339,497	292,485
Total industrial domestic target markets	103,070	104,595	101,032	74,178	75,567	73,504
Total industrial domestic non-target markets	28,809	46,932	49,454	21,000	35,235	38,111
International target markets	6,101	739	—	5,697	686	—
Straight-line rents	10,662	11,013	10,093	10,662	11,013	10,093
Total retail and other markets	12,390	16,896	24,321	7,541	10,597	15,677
Discontinued operations	(19,441)	(50,358)	(44,772)	(15,910)	(38,235)	(32,918)

Total	$601,700	$578,489	$523,294	$441,793	$434,360	$396,952

(1)	Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

      The Operating Partnership considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of the Operating Partnership’s real estate portfolio on a segment basis and the Operating Partnership uses NOI to make decisions about resource allocations and to

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Property NOI	$441,793	$434,360	$396,952
Private capital income	13,337	11,193	10,972
Depreciation and amortization	(138,956)	(126,916)	(105,694)
Impairment losses	(5,251)	(2,846)	(18,600)
General and administrative	(47,729)	(47,207)	(35,820)
Equity in earnings of unconsolidated joint ventures	5,445	5,674	5,467
Interest and other income	4,648	10,460	16,340
Gains from dispositions of real estate	7,429	2,480	41,859
Development profits, net of taxes	14,441	1,171	17,276
Loss on investments in other companies	—	—	(20,758)
Interest, including amortization	(146,773)	(146,200)	(124,833)
Total minority interests’ share of income	(55,663)	(42,718)	(52,017)
Total discontinued operations	54,392	39,603	19,128

Net income	$147,113	$139,054	$150,272

      The Operating Partnership’s gross investment in real estate by market as of December 31 was:

	Total Gross Investment as of

	December 31, 2003	December 31, 2002

Industrial domestic hub and gateway markets:
Atlanta	$275,810	$280,006
Chicago	381,364	356,985
Dallas/ Fort Worth	152,661	126,472
Los Angeles	854,896	741,601
Northern New Jersey/ New York	516,712	486,644
San Francisco Bay Area	862,173	797,692
Miami	329,107	302,691
Seattle	393,160	249,500
On-Tarmac	262,046	216,357

Total industrial domestic hub markets	4,027,929	3,557,948
Total industrial domestic target markets	764,097	777,541
Industrial domestic non-target markets and other	290,982	320,231
International target markets	160,974	73,728
Total retail and other markets	48,097	60,844

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Gross Investment as of

	December 31, 2003	December 31, 2002

Construction in progress	199,628	132,490

Total investments in properties	$5,491,707	$4,922,782

      The following table is a reconciliation from gross investment in real estate by market to total assets:

	2003	2002

	(Restated)	(Restated)
Total investments in properties	$5,491,707	$4,922,782
Accumulated depreciation and amortization	(485,559)	(368,205)

Net investments in properties	5,006,148	4,554,577
Investments in unconsolidated joint ventures	52,009	64,428
Properties held for divestiture, net	11,751	107,871

Net investments in real estate	5,069,908	4,726,876
Cash and cash equivalents	127,678	89,332
Restricted cash	28,985	27,882
Mortgages receivable	43,145	13,133
Accounts receivable, net of allowance for doubtful accounts	88,452	74,207
Other assets	51,391	52,199

Total assets	$5,409,559	$4,983,629

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Partners of

AMB Property, L.P.:

      Our audits of the consolidated financial statements referred to in our report dated February 13, 2004, except for Note 2, as to which the date is November 8, 2004, appearing on page F-1 in this Annual Report on Amendment No. 2 to Form 10-K, also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Amendment No. 2 to Form 10-K. In our opinion, these financial statements schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California

November 8, 2004

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

	(In thousands, except number of buildings/centers)
Atlanta
Airport Plaza	3	GA	IND	$4,444	$1,811	$5,093	$29
Airport South Business Park	7	GA	IND	17,077	10,035	16,436	6,416
Amwiler-Gwinnett Industrial Portfolio	8	GA	IND	5,454	5,888	17,690	3,073
Atlanta South Business Park	9	GA	IND	—	8,047	24,180	2,127
Atlantic Distribution Center	1	GA	IND	3,822	1,519	4,679	155
Norcross/ Brookhollow Portfolio	4	GA	IND	—	3,721	11,180	1,493
Northbrook Distribution Center	1	GA	IND	—	1,039	3,481	983
Shawnee Industrial	1	GA	IND	—	2,481	7,531	4,980
South Ridge at Hartsfield	1	GA	IND	4,063	2,096	4,008	33
Southfield Industrial Portfolio	13	GA	IND	34,088	13,585	35,730	6,506
Southfield Logistic Center	2	GA	IND	11,220	3,200	10,012	5,667
Southside Distribution Center	1	GA	IND	1,151	766	2,480	—
Suwanee Creek Distribution SGP	2	GA	IND	13,569	3,098	12,944	2,283
Suwanee Creek OP	3	GA	IND		1,693	10,386	9,733
Sylvan Industrial	1	GA	IND	—	1,946	5,905	327
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	248
Alsip Industrial	1	IL	IND	—	1,200	3,744	263
AMB O’Hare Rosemont	14	IL	IND	9,519	3,197	8,995	1,564
AMB Port O’Hare	2	IL	IND	6,082	4,913	5,761	981
Arthur Distribution Center	1	IL	IND	6,250	2,726	5,216	176
Bedford Warehouse	1	IL	IND	2,777	1,354	3,225	7
Belden Avenue	3	IL	IND	10,018	5,491	13,655	218
Bensenville Industrial Park	13	IL	IND	36,717	20,799	62,438	11,711
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	96
Chancellory Warehouse	1	IL	IND	2,576	1,566	2,006	755
Chicago Industrial Portfolio	1	IL	IND	1,548	762	2,285	242
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	19
Chicago/ O’Hare Industrial Portfolio	5	IL	IND	8,931	4,816	9,603	483
Elk Grove Village Industrial	10	IL	IND	16,843	7,060	21,739	3,510
Executive Drive	1	IL	IND	—	1,399	4,236	846
Hamilton Parkway	1	IL	IND	—	1,554	4,703	226
Hintz Building	1	IL	IND	—	420	1,259	308
Itasca Industrial Portfolio	6	IL	IND	—	6,416	19,289	3,193

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
Atlanta
Airport Plaza	$1,811	$5,122	$6,933	$11	2003	5-40
Airport South Business Park	10,035	22,852	32,886	1,564	2001	5-40
Amwiler-Gwinnett Industrial Portfolio	5,888	20,763	26,650	4,386	1997	5-40
Atlanta South Business Park	8,047	26,307	34,354	4,907	1997	5-40
Atlantic Distribution Center	1,519	4,834	6,353	421	2000	5-40
Norcross/ Brookhollow Portfolio	3,721	12,673	16,394	2,435	1997	5-40
Northbrook Distribution Center	1,039	4,464	5,503	900	2000	5-40
Shawnee Industrial	2,481	12,511	14,992	2,351	1999	5-40
South Ridge at Hartsfield	2,096	4,041	6,137	299	2001	5-40
Southfield Industrial Portfolio	13,585	42,235	55,820	3,277	1997	5-40
Southfield Logistic Center	3,200	15,679	18,879	1,537	2002	5-40
Southside Distribution Center	766	2,480	3,246	124	2001	5-40
Suwanee Creek Distribution SGP	3,098	15,228	18,326	1,021	1998	5-40
Suwanee Creek OP	2,181	19,631	21,812	2,065	1998	5-40
Sylvan Industrial	1,946	6,232	8,178	716	1999	5-40
Chicago
Addison Business Center	1,060	3,475	4,535	301	2000	5-40
Alsip Industrial	1,200	4,007	5,207	625	1998	5-40
AMB O’Hare Rosemont	3,197	10,560	13,757	1,015	1999	5-40
AMB Port O’Hare	4,913	6,743	11,656	40	2001	5-40
Arthur Distribution Center	2,726	5,392	8,118	406	2001	5-40
Bedford Warehouse	1,354	3,232	4,586	176	2001	5-40
Belden Avenue	5,491	13,873	19,365	1,595	1997	5-40
Bensenville Industrial Park	20,799	74,149	94,948	14,448	1997	5-40
Bridgeview Industrial	1,332	4,092	5,424	627	1997	5-40
Chancellory Warehouse	1,566	2,760	4,327	134	2002	5-40
Chicago Industrial Portfolio	762	2,527	3,289	417	1997	5-40
Chicago Ridge Freight Terminal	3,705	3,595	7,300	212	2001	5-40
Chicago/ O’Hare Industrial Portfolio	4,816	10,087	14,903	720	2001	5-40
Elk Grove Village Industrial	7,060	25,249	32,308	2,038	1997	5-40
Executive Drive	1,399	5,082	6,481	1,054	1997	5-40
Hamilton Parkway	1,554	4,929	6,483	815	1997	5-40
Hintz Building	420	1,567	1,987	265	1998	5-40
Itasca Industrial Portfolio	6,416	22,482	28,898	4,551	1997	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

	(In thousands, except number of buildings/centers)
Melrose Park	1	IL	IND	—	2,936	9,190	2,076
NDP — Chicago	3	IL	IND	—	1,496	4,487	776
O’Hare Industrial Portfolio	13	IL	IND	—	6,248	18,778	3,728
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	1
Stone Distributing Center	1	IL	IND	3,034	2,242	3,266	—
Thorndale Distribution	1	IL	IND	5,549	4,130	4,216	227
Touhy Cargo Terminal	1	IL	IND	—	2,800	110	3,840
Windsor Court	1	IL	IND	—	766	2,338	102
Wood Dale Industrial (Includes Bonnie Lane)	5	IL	IND	8,742	2,869	9,166	559
Yohan Industrial	3	IL	IND	4,684	5,904	7,323	520
Dallas/ Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,696	590
Dallas Industrial (Formerly Texas Industrial Portfolio)	12	TX	IND	—	5,938	17,836	4,491
DFW Airfreight Portfolio	6	TX	IND	—	950	8,492	848
Greater Dallas Industrial Portfolio	5	TX	IND	—	5,633	18,414	1,490
Lincoln Industrial Center	1	TX	IND	—	671	2,052	277
Lonestar Portfolio	7	TX	IND	16,501	6,909	21,154	1,062
Northfield Distribution Center	5	TX	IND	16,522	6,446	20,087	189
Richardson Tech Center	2	TX	IND	5,101	1,524	5,887	1,452
Valwood Industrial	2	TX	IND	3,524	1,983	5,989	1,896
West North Carrier Parkway	1	TX	IND	2,852	1,375	4,165	1,267
Los Angeles
Anaheim Industrial	1	CA	IND	—	1,457	4,341	664
Artesia Industrial Portfolio	25	CA	IND	48,901	22,758	68,254	8,141
Aviation Logistics Center	8	CA	IND	—	22,141	19,178	—
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915	273
Cabrillo Distribution Center	1	CA	IND	12,750	7,563	11,177	22
Carson Industrial	12	CA	IND	—	4,231	10,418	4,088
Carson Town Center	2	CA	IND		6,565	3,210	10,250
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	153
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	31
Eaves Distribution Center	3	CA	IND	15,123	11,893	12,708	2,131
Ford Distribution Cntr	7	CA	IND	—	24,557	22,046	2,596
Fordyce Distribution Center	1	CA	IND	7,485	4,340	8,335	233

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
Melrose Park	2,936	11,266	14,202	2,220	1997	5-40
NDP — Chicago	1,496	5,264	6,759	1,016	1998	5-40
O’Hare Industrial Portfolio	6,248	22,506	28,754	4,087	1997	5-40
Poplar Gateway Truck Terminal	4,551	3,152	7,703	79	2002	5-40
Stone Distributing Center	2,242	3,266	5,508	27	2003	5-40
Thorndale Distribution	4,130	4,443	8,572	202	2002	5-40
Touhy Cargo Terminal	2,800	3,950	6,750	16	2002	5-40
Windsor Court	766	2,440	3,206	398	1997	5-40
Wood Dale Industrial (Includes Bonnie Lane)	2,869	9,724	12,594	758	1999	5-40
Yohan Industrial	5,904	7,843	13,747	116	2003	5-40
Dallas/ Ft. Worth
Addison Technology Center	899	3,286	4,185	661	1998	5-40
Dallas Industrial (Formerly Texas Industrial Portfolio)	5,938	22,327	28,266	4,852	1997	5-40
DFW Airfreight Portfolio	950	9,339	10,290	1,497	2000	5-40
Greater Dallas Industrial Portfolio	5,633	19,904	25,536	4,136	1997	5-40
Lincoln Industrial Center	671	2,328	2,999	478	1997	5-40
Lonestar Portfolio	6,909	22,216	29,126	961	1997	5-40
Northfield Distribution Center	6,446	20,276	26,722	901	2002	5-40
Richardson Tech Center	1,524	7,339	8,863	271	1997	5-40
Valwood Industrial	1,983	7,885	9,868	1,830	1997	5-40
West North Carrier Parkway	1,375	5,432	6,807	829	1997	5-40
Los Angeles
Anaheim Industrial	1,457	4,505	5,962	947	1997	5-40
Artesia Industrial Portfolio	22,758	76,896	99,654	14,344	1997	5-40
Aviation Logistics Center	22,141	19,178	41,319	120	2003	5-40
Bell Ranch Distribution	6,904	13,188	20,092	913	2001	5-40
Cabrillo Distribution Center	7,563	11,199	18,762	281	2002	5-40
Carson Industrial	4,231	14,507	18,738	1,833	1999	5-40
Carson Town Center	6,565	13,459	20,025	575	2000	5-40
Chartwell Distribution Center	2,711	8,344	11,055	763	2000	5-40
Del Amo Industrial Center	2,529	7,682	10,211	626	2000	5-40
Eaves Distribution Center	11,893	14,838	26,732	1,040	2001	5-40
Ford Distribution Cntr	24,557	24,642	49,198	1,652	2001	5-40
Fordyce Distribution Center	4,340	8,568	12,908	680	2001	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

	(In thousands, except number of buildings/centers)
Harris Business Center — AF I	10	CA	IND	26,818	19,273	26,288	1,637
Harris Business Center — AF II	9	CA	IND	32,992	20,772	31,050	1,189
Hawthorne LAX Cargo Center	1	CA	IND	8,434	2,775	8,377	264
International Multifoods	1	CA	IND	—	1,613	4,879	1,011
L.A. County Industrial Portfolio	6	CA	IND	22,809	9,430	29,242	2,653
LA Media Tech Center	2	CA	IND	—	4,588	12,531	4,419
LAX Logistics Center	2	CA	IND	—	29,622	24,513	1,415
Los Nietos Business Center	4	CA	IND	7,974	2,488	7,751	335
NDP — Los Angeles	6	CA	IND	—	5,948	17,844	2,491
Normandie Industrial	1	CA	IND	—	2,398	7,491	1,641
Northpointe Commerce	2	CA	IND	—	1,773	5,358	437
Park One at LAX	—	CA	IND	—	75,000	431	66
Pioneer Alburtis	5	CA	IND	8,278	2,482	7,166	781
Slauson Distribution Center	8	CA	IND	26,194	7,806	23,552	2,886
Stadium Business Park	9	CA	IND	—	3,768	11,345	1,317
Sunset Distribution Center	2	CA	IND	—	6,718	2,765	1,635
Systematics	1	CA	IND	—	911	2,773	620
Torrance Commerce Center	6	CA	IND	—	2,045	6,136	917
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	14,973
Walnut Drive	1	CA	IND	—	964	2,918	744
Watson Industrial Center	1	CA	IND	4,530	1,713	5,321	1,325
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	2,663
Miami
Beacon Centre — AF I	4	FL	IND	17,070	7,229	22,238	1,063
Beacon Centre — OP	18	FL	IND	66,690	31,704	96,681	15,298
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	5,656
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	1,202
Dolphin Distribution Center	1	FL	IND	—	1,581	3,602	—
Gratigny Distribution Center	1	FL	IND	—	1,551	2,380	383
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	311
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	3,156
Panther Distribution Center	1	FL	IND	—	1,840	3,252	—
Sunrise Industrial	4	FL	IND	11,643	6,266	18,798	3,220
No. New Jersey/ New York
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	3,906
Dellamor	8	NJ	IND	14,408	12,061	11,577	303

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
Harris Business Center — AF I	19,273	27,925	47,198	2,613	2000	5-40
Harris Business Center — AF II	20,772	32,239	53,010	3,318	2000	5-40
Hawthorne LAX Cargo Center	2,775	8,641	11,416	658	2000	5-40
International Multifoods	1,613	5,890	7,503	976	1997	5-40
L.A. County Industrial Portfolio	9,430	31,895	41,325	2,138	1997	5-40
LA Media Tech Center	4,588	16,950	21,539	2,204	1998	5-40
LAX Logistics Center	29,622	25,928	55,549	163	2003	5-40
Los Nietos Business Center	2,488	8,086	10,574	622	1999	5-40
NDP — Los Angeles	5,948	20,335	26,283	3,210	1998	5-40
Normandie Industrial	2,398	9,131	11,529	996	2000	5-40
Northpointe Commerce	1,773	5,795	7,568	1,052	1997	5-40
Park One at LAX	75,000	497	75,497	11	2002	5-40
Pioneer Alburtis	2,482	7,947	10,429	673	1999	5-40
Slauson Distribution Center	7,806	26,438	34,244	2,213	2000	5-40
Stadium Business Park	3,768	12,662	16,430	2,266	1997	5-40
Sunset Distribution Center	6,718	4,400	11,118	56	2002	5-40
Systematics	911	3,393	4,304	628	1997	5-40
Torrance Commerce Center	2,045	7,053	9,099	1,302	1998	5-40
Van Nuys Airport Industrial	9,393	23,614	33,007	2,480	2000	5-40
Walnut Drive	964	3,662	4,625	594	1997	5-40
Watson Industrial Center	1,713	6,646	8,358	419	2001	5-40
Wilmington Avenue Warehouse	3,849	14,268	18,117	2,386	1999	5-40
Miami
Beacon Centre — AF I	7,229	23,301	30,530	2,069	2000	5-40
Beacon Centre — OP	31,704	111,980	143,683	11,979	2000	5-40
Beacon Industrial Park	10,105	37,094	47,199	6,335	1997	5-40
Blue Lagoon Business Park	4,945	16,077	21,022	2,817	1997	5-40
Dolphin Distribution Center	1,581	3,602	5,184	23	2003	5-40
Gratigny Distribution Center	1,551	2,763	4,314	106	2003	5-40
Marlin Distribution Center	1,076	2,480	3,556	53	2003	5-40
Miami Airport Business Center	6,400	22,790	29,190	3,039	1999	5-40
Panther Distribution Center	1,840	3,252	5,091	20	2003	5-40
Sunrise Industrial	6,266	22,017	28,283	2,885	1998	5-40
No. New Jersey/ New York
AMB Meadowlands Park	5,449	18,363	23,812	1,832	2000	5-40
Dellamor	12,061	11,880	23,941	515	2002	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

(In thousands, except number of buildings/centers)
Dock’s Corner	1	NJ	IND	35,748	5,125	22,516	28,417
Fairmeadows Portfolio	17	NJ	IND	25,129	18,615	27,540	1,317
Highway 17	2	NJ	IND	—	8,185	6,490	—
Interstate Crossdock	1	NJ	IND	—	12,712	19,295	50
Jamesburg	3	NJ	IND	22,127	11,700	35,101	1,789
Linden Industrial	1	NJ	IND	—	900	2,753	473
Mahwah Corporate Center	5	NJ	IND	—	9,003	27,573	574
Meadow Lane 495	1	NJ	IND	—	838	2,594	282
Meadowlands AF II	4	NJ	IND	12,212	6,755	13,093	1,900
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	989
Moonachie Industrial	2	NJ	IND	5,451	2,731	5,228	280
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	5,173
Newark Airport I & II	2	NJ	IND	3,617	1,755	5,400	483
Orchard Hill	1	NJ	IND	—	1,212	1,411	—
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	4,502
Skyland Crossdock	1	NJ	IND	—	—	7,250	253
Teterboro Meadowlands 15	1	NJ	IND	9,750	4,961	9,618	1,273
Two South Middlesex	1	NJ	IND	—	2,247	6,781	1,043
JFK Air Cargo — AF I	14	NY	IND	18,807	10,210	29,730	3,664
JFK Air Cargo — OP	14	NY	IND	—	15,834	45,694	4,112
JFK Airport Park	1	NY	IND	—	2,350	7,251	631
On Tarmac
AMB BWI Cargo Center	1	MD	IND	2,749	—	6,367	87
AMB DAY Cargo Center	5	OH	IND	6,625	—	7,163	428
AMB DFW Cargo Center 1	1	TX	IND	15,949	—	19,683	3,869
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	13,950
AMB DFW Cargo Center East	3	TX	IND	6,042	—	20,632	281
AMB IAD Cargo Center	1	VA	IND	12,675	—	38,840	—
AMB IAH Cargo Center	1	TX	IND	7,292	—	339	8,951
AMB JAX Cargo Center	1	FL	IND	3,050	—	3,029	—
AMB JFK Cargo Center 75&77	2	NJ	IND	—	—	30,965	2,604
AMB LAS Cargo Center	5	NV	IND	—	—	24,072	604
AMB LAX Cargo Center	3	CA	IND	7,337	—	13,445	130
AMB MCI Cargo Center 1	1	MO	IND	5,035	—	5,793	164
AMB MCI Cargo Center 2	1	MO	IND	9,150	—	8,134	—
AMB PDX Cargo Center	2	OR	IND	—	—	26	9,887
AMB PHL Air Cargo Center	1	PA	IND	—	—	9,716	290
AMB RNO Cargo Center	2	NV	IND	—	—	6,014	192

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
Dock’s Corner	13,672	42,386	56,058	3,531	1997	5-40
Fairmeadows Portfolio	18,615	28,857	47,472	90	2003	5-40
Highway 17	8,185	6,490	14,675	197	2002	5-40
Interstate Crossdock	12,712	19,345	32,057	700	2002	5-40
Jamesburg	11,700	36,890	48,591	6,022	1998	5-40
Linden Industrial	900	3,225	4,125	438	1999	5-40
Mahwah Corporate Center	9,003	28,147	37,150	4,275	1998	5-40
Meadow Lane 495	838	2,876	3,714	385	1999	5-40
Meadowlands AF II	6,755	14,992	21,747	1,202	2001	5-40
Meadowlands Cross Dock	1,110	4,474	5,584	631	2000	5-40
Moonachie Industrial	2,731	5,508	8,239	449	2001	5-40
Murray Hill Parkway	1,670	7,741	9,411	1,610	1999	5-40
Newark Airport I & II	1,755	5,883	7,638	694	2000	5-40
Orchard Hill	1,212	1,411	2,622	47	2002	5-40
Porete Avenue Warehouse	4,067	16,704	20,772	2,407	1998	5-40
Skyland Crossdock	—	7,503	7,503	268	2002	5-40
Teterboro Meadowlands 15	4,961	10,892	15,853	1,117	2001	5-40
Two South Middlesex	2,247	7,825	10,072	1,527	1997	5-40
JFK Air Cargo — AF I	10,210	33,394	43,604	4,084	2000	5-40
JFK Air Cargo — OP	15,834	49,806	65,639	5,571	2000	5-40
JFK Airport Park	2,350	7,881	10,231	837	2000	5-40
On Tarmac
AMB BWI Cargo Center	—	6,454	6,454	1,094	2000	5-19
AMB DAY Cargo Center	—	7,591	7,591	1,138	2000	5-23
AMB DFW Cargo Center 1	—	23,553	23,553	3,206	1999	5-38
AMB DFW Cargo Center 2	—	18,237	18,237	2,052	1999	5-39
AMB DFW Cargo Center East	—	20,913	20,913	2,531	2000	5-26
AMB IAD Cargo Center	—	38,841	38,841	3,938	2002	5-15
AMB IAH Cargo Center	—	9,290	9,290	77	2000	5-36
AMB JAX Cargo Center	—	3,029	3,029	422	2000	5-22
AMB JFK Cargo Center 75&77	—	33,569	33,569	3,888	2002	5-13
AMB LAS Cargo Center	—	24,676	24,676	616	2003	5-33
AMB LAX Cargo Center	—	13,574	13,574	1,991	2000	5-22
AMB MCI Cargo Center 1	—	5,957	5,957	1,059	2000	5-18
AMB MCI Cargo Center 2	—	8,134	8,134	929	2000	5-27
AMB PDX Cargo Center	—	9,913	9,913	817	2002	5-28
AMB PHL Air Cargo Center	—	10,005	10,005	1,602	2000	5-21
AMB RNO Cargo Center	—	6,206	6,206	189	2003	5-23

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

	(In thousands, except number of buildings/centers)
AMB SEA Air Cargo Center 314	1	WA	IND	2,902	—	2,939	—
AMB SEA Cargo Center North	2	WA	IND	4,616	—	15,594	82
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	206
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,479	2,478
Albrae Business Center	1	CA	IND	7,730	6,299	6,227	650
Alvarado Business Center	5	CA	IND	23,828	6,342	26,671	9,113
Brennan Distribution	1	CA	IND	4,163	3,683	3,022	2,193
Central Bay	2	CA	IND	6,951	3,896	7,400	1,165
Component Drive Industrial Portfolio	3	CA	IND	—	12,688	6,974	761
Concord Industrial Portfolio	10	CA	IND	10,475	3,872	11,647	2,487
Dado Distribution	1	CA	IND	—	7,221	3,739	953
Diablo Industrial Park	12	CA	IND	8,829	3,379	10,489	1,144
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	678
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	2,003
Dublin Industrial Portfolio	1	CA	IND	—	2,980	9,042	1,011
East Bay Doolittle	1	CA	IND	—	7,128	11,023	2,035
East Bay Whipple	1	CA	IND	6,894	5,333	8,126	1,635
East Grand Airfreight	2	CA	IND	4,222	5,093	4,190	—
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	4,482
Fairway Drive Industrial	4	CA	IND	12,195	4,214	13,949	2,466
Hayward Industrial — Hathaway	2	CA	IND	—	4,473	13,546	529
Hayward Industrial — Wiegman	1	CA	IND	7,234	2,773	8,393	406
Junction Industrial Park	4	CA	IND	—	7,875	23,975	1,652
Laurelwood Drive	2	CA	IND	—	2,750	8,538	569
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,124
Marina Business Park	2	CA	IND	4,312	3,280	4,316	47
Martin/ Scott Industrial Portfolio	2	CA	IND	—	9,052	5,309	336
Milmont Page Business Center	3	CA	IND	11,386	3,422	10,600	3,073
Moffett Business Center (MBC Industrial)	4	CA	IND	—	5,892	17,716	3,281
Moffett Distribution	7	CA	IND	19,121	26,916	11,277	1,353
Moffett Park R&D Portfolio	14	CA	IND	—	14,805	44,462	9,448
Pacific Business Center	2	CA	IND	8,642	5,417	16,291	1,747

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
AMB SEA Air Cargo Center 314	—	2,939	2,939	7	2003	5-15
AMB SEA Cargo Center North	—	15,676	15,676	1,856	2000	5-27
AMB SEA Cargo Center South	—	3,262	3,262	749	2000	5-14
San Francisco Bay Area
Acer Distribution Center	3,146	11,957	15,103	2,436	1997	5-40
Albrae Business Center	6,299	6,877	13,176	399	2001	5-40
Alvarado Business Center	6,342	35,784	42,126	2,154	1997	5-40
Brennan Distribution	3,683	5,215	8,898	436	2001	5-40
Central Bay	3,896	8,565	12,460	800	2001	5-40
Component Drive Industrial Portfolio	12,688	7,735	20,423	653	2001	5-40
Concord Industrial Portfolio	3,872	14,134	18,006	2,415	1999	5-40
Dado Distribution	7,221	4,693	11,914	256	2001	5-40
Diablo Industrial Park	3,379	11,633	15,013	1,507	1999	5-40
Doolittle Distribution Center	2,644	8,692	11,336	920	2000	5-40
Dowe Industrial Center	2,665	10,037	12,702	1,825	1997	5-40
Dublin Industrial Portfolio	2,980	10,053	13,033	877	2000	5-40
East Bay Doolittle	7,128	13,058	20,186	1,039	2001	5-40
East Bay Whipple	5,333	9,761	15,094	663	2001	5-40
East Grand Airfreight	5,093	4,190	9,283	217	2003	5-40
Edgewater Industrial Center	4,038	19,595	23,633	1,962	2000	5-40
Fairway Drive Industrial	4,214	16,415	20,629	1,126	1997	5-40
Hayward Industrial — Hathaway	4,473	14,075	18,547	1,093	2000	5-40
Hayward Industrial — Wiegman	2,773	8,799	11,571	691	2000	5-40
Junction Industrial Park	7,875	25,627	33,502	3,667	1999	5-40
Laurelwood Drive	2,750	9,107	11,857	1,409	1997	5-40
Lawrence SSF	2,870	6,644	9,514	668	2001	5-40
Marina Business Park	3,280	4,363	7,643	147	2002	5-40
Martin/ Scott Industrial Portfolio	9,052	5,645	14,697	389	2001	5-40
Milmont Page Business Center	3,422	13,674	17,095	748	1997	5-40
Moffett Business Center (MBC Industrial)	5,892	20,998	26,890	3,778	1997	5-40
Moffett Distribution	26,916	12,631	39,547	844	2001	5-40
Moffett Park R&D Portfolio	14,805	53,910	68,715	13,329	1997	5-40
Pacific Business Center	5,417	18,039	23,456	3,136	1997	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

	(In thousands, except number of buildings/centers)
Pardee Drive	1	CA	IND	1,533	619	1,880	274
Silicon Valley R&D Portfolio	5	CA	IND	—	6,700	20,186	4,779
South Bay Industrial	8	CA	IND	17,709	14,992	45,016	5,564
Utah Airfreight	1	CA	IND	17,433	18,753	8,381	316
Weigman Road	1	CA	IND	—	1,563	4,688	1,550
Williams & Bouroughs	4	CA	IND	7,908	2,382	6,981	3,309
Willow Park Industrial Portfolio	21	CA	IND	—	25,590	76,771	12,596
Yosemite Drive	1	CA	IND	—	2,350	7,051	753
Zanker/ Charcot Industrial	5	CA	IND	—	5,282	15,887	2,413
Seattle
Black River	1	WA	IND	3,420	1,845	3,559	285
Earlington Business Park	1	WA	IND	4,238	2,766	3,234	326
East Valley Warehouse	1	WA	IND	—	6,813	20,511	5,696
Gateway Corporate Center	9	WA	IND	27,000	10,643	32,908	4,323
Gateway North	6	WA	IND	14,000	5,270	16,296	1,497
Harvest Business Park	3	WA	IND	—	2,371	7,153	1,197
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	1,199
Kingsport Industrial Park	7	WA	IND	—	8,101	23,812	4,104
NDP — Seattle	4	WA	IND	11,854	3,993	11,773	1,110
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	996
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830	255
Renton Northwest Corp. Park	6	WA	IND	24,245	25,959	14,792	768
SEA Logistics Center 1	3	WA	IND	—	9,218	18,968	21
SEA Logistics Center 2	3	WA	IND	14,490	11,535	24,601	—
Seattle Airport Industrial	1	WA	IND	—	619	1,923	180
Trans-Pacific Industrial Park	11	WA	IND	48,600	31,675	42,210	531
Other Industrial Markets
Activity Distribution Center	4	CA	IND	—	3,736	11,248	1,799
Scripps Sorrento	1	CA	IND	—	1,110	3,330	101
Chancellor Square	3	FL	IND	15,029	2,009	6,106	2,783
Presidents Drive	6	FL	IND	—	5,770	17,655	1,990
Sand Lake Service Center	6	FL	IND	—	3,483	10,585	2,805
Elmwood Business Park	5	LA	IND	—	4,163	12,488	1,934
Boston Industrial Portfolio	18	MA	IND	10,031	16,707	52,013	15,298
Cabot Business Park	13	MA	IND	—	15,283	46,433	4,635
Cabot Business Park (KYDJ)	2	MA	IND	—	1,474	14,353	8,404
Cabot Business Park SGP	3	MA	IND	16,423	5,499	16,969	2,181

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
Pardee Drive	619	2,154	2,773	153	1999	5-40
Silicon Valley R&D Portfolio	6,700	24,965	31,665	5,923	1997	5-40
South Bay Industrial	14,992	50,581	65,573	9,617	1997	5-40
Utah Airfreight	18,753	8,697	27,450	116	2003	5-40
Weigman Road	1,563	6,239	7,802	982	1997	5-40
Williams & Bouroughs	2,382	10,290	12,673	1,234	1999	5-40
Willow Park Industrial Portfolio	25,590	89,367	114,957	14,703	1998	5-40
Yosemite Drive	2,350	7,804	10,154	1,245	1997	5-40
Zanker/ Charcot Industrial	5,282	18,300	23,583	3,343	1997	5-40
Seattle
Black River	1,845	3,844	5,689	377	2001	5-40
Earlington Business Park	2,766	3,560	6,327	172	2002	5-40
East Valley Warehouse	6,813	26,207	33,019	4,382	1999	5-40
Gateway Corporate Center	10,643	37,231	47,874	4,854	1999	5-40
Gateway North	5,270	17,792	23,062	2,106	1999	5-40
Harvest Business Park	2,371	8,350	10,721	1,665	1997	5-40
Kent Centre Corporate Park	3,042	10,364	13,406	2,097	1997	5-40
Kingsport Industrial Park	8,101	27,917	36,017	4,963	1997	5-40
NDP — Seattle	3,993	12,883	16,876	511	1998	5-40
Northwest Distribution Center	3,533	11,747	15,280	2,340	1997	5-40
Puget Sound Airfreight	1,329	2,084	3,413	122	2002	5-40
Renton Northwest Corp. Park	25,959	15,560	41,519	636	2002	5-40
SEA Logistics Center 1	9,218	18,990	28,208	120	2003	5-40
SEA Logistics Center 2	11,535	24,601	36,136	49	2003	5-40
Seattle Airport Industrial	619	2,103	2,722	235	2000	5-40
Trans-Pacific Industrial Park	31,675	42,741	74,415	546	2003	5-40
Other Industrial Markets
Activity Distribution Center	3,736	13,048	16,784	2,485	1997	5-40
Scripps Sorrento	1,110	3,432	4,542	513	1998	5-40
Chancellor Square	2,009	8,890	10,899	2,353	1998	5-40
Presidents Drive	5,770	19,644	25,414	3,747	1997	5-40
Sand Lake Service Center	3,483	13,390	16,872	2,810	1998	5-40
Elmwood Business Park	4,163	14,421	18,584	2,425	1998	5-40
Boston Industrial Portfolio	16,707	67,311	84,018	11,999	1998	5-40
Cabot Business Park	16,329	50,022	66,351	9,340	1998	5-40
Cabot Business Park (KYDJ)	1,823	22,408	24,232	3,543	1998	5-40
Cabot Business Park SGP	6,256	18,394	24,650	626	2002	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

	(In thousands, except number of buildings/centers)
Bennington Corporate Center	2	MD	IND	5,854	2,671	8,181	962
B.W.I	2	MD	IND	3,454	2,258	5,149	174
Columbia Business Center	9	MD	IND	3,752	3,856	11,736	2,117
Corridor Industrial	1	MD	IND	2,376	996	3,019	270
Crysen Industrial	1	MD	IND	2,223	1,425	4,275	993
Gateway 58	3	MD	IND	—	3,256	9,940	112
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	1,245
Greenwood Industrial	3	MD	IND	—	4,729	14,188	2,250
Meadowridge Industrial	3	MD	IND	—	3,716	11,147	360
Oakland Ridge Industrial Center	12	MD	IND	4,236	3,297	19,207	7,075
Patuxent Alliance 8280	1	MD	IND	—	887	1,706	34
Patuxent Range Road	2	MD	IND	—	1,696	5,127	564
Preston Court	1	MD	IND	—	2,313	7,192	323
The Rotunda	2	MD	IND	12,468	4,400	17,736	3,487
Santa Barbara Court	1	MD	IND	—	1,617	5,029	881
Technology I	2	MD	IND	—	1,657	5,049	374
Technology II	9	MD	IND	—	10,206	3,761	30,155
Braemar Business Center	2	MN	IND	—	1,566	4,613	1,074
Burnsville Business Center	1	MN	IND	—	932	2,796	1,130
Corporate Square Industrial	6	MN	IND	—	4,024	12,113	2,483
Edenvale Business Center	1	MN	IND	—	775	2,412	960
Minneapolis Distribution Portfolio	4	MN	IND	—	6,079	18,692	4,338
Mendota Heights	1	MN	IND	—	1,367	4,565	2,453
Minnetonka Industrial	10	MN	IND	10,834	6,690	20,380	3,912
Minneapolis Industrial Portfolio IV	4	MN	IND	7,214	4,938	14,854	2,221
Penn James Office Warehouse	2	MN	IND	—	1,991	6,013	1,175
Round Lake Business Center	1	MN	IND	—	875	2,625	586
Twin Cities	2	MN	IND	—	4,873	14,638	6,561
Chemway Industrial Portfolio	5	NC	IND	—	2,875	8,625	1,051
CLT Logistics Center	11	NC	IND	—	6,377	24,950	42
South Point Business Park	5	NC	IND	8,329	3,130	10,452	1,712
Janitrol	1	OH	IND	—	1,797	5,390	365
Cascade Business Center	4	OR	IND	—	2,825	7,860	2,321
Wilsonville	1	OR	IND	—	3,407	13,493	62
Corporate Park/ Hickory Hill	7	TN	IND	15,723	6,789	20,366	2,182

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
Bennington Corporate Center	2,671	9,144	11,815	1,123	2000	5-40
B.W.I	2,258	5,323	7,581	260	2002	5-40
Columbia Business Center	3,856	13,853	17,709	2,366	1999	5-40
Corridor Industrial	996	3,289	4,285	439	1999	5-40
Crysen Industrial	1,425	5,268	6,693	1,018	1998	5-40
Gateway 58	3,256	10,052	13,308	918	2000	5-40
Gateway Commerce Center	4,083	13,580	17,664	2,167	1999	5-40
Greenwood Industrial	4,729	16,438	21,167	2,759	1998	5-40
Meadowridge Industrial	3,716	11,507	15,223	1,751	1998	5-40
Oakland Ridge Industrial Center	3,297	26,282	29,579	4,736	1999	5-40
Patuxent Alliance 8280	887	1,740	2,627	124	2001	5-40
Patuxent Range Road	1,696	5,691	7,387	1,114	1997	5-40
Preston Court	2,313	7,515	9,827	1,331	1997	5-40
The Rotunda	4,400	21,224	25,624	3,571	1999	5-40
Santa Barbara Court	1,617	5,910	7,527	1,283	1997	5-40
Technology I	1,657	5,423	7,080	727	1999	5-40
Technology II	10,206	33,916	44,123	4,640	1999	5-40
Braemar Business Center	1,566	5,687	7,253	1,095	1998	5-40
Burnsville Business Center	932	3,926	4,858	925	1998	5-40
Corporate Square Industrial	4,024	14,596	18,620	2,985	1997	5-40
Edenvale Business Center	775	3,371	4,146	771	1998	5-40
Minneapolis Distribution Portfolio	6,079	23,030	29,109	4,134	1997	5-40
Mendota Heights	1,367	7,019	8,385	2,728	1998	5-40
Minnetonka Industrial	6,690	24,292	30,982	4,298	1998	5-40
Minneapolis Industrial Portfolio IV	4,938	17,074	22,012	3,416	1997	5-40
Penn James Office Warehouse	1,991	7,188	9,179	1,434	1997	5-40
Round Lake Business Center	875	3,211	4,086	641	1998	5-40
Twin Cities	4,873	21,198	26,071	4,221	1997	5-40
Chemway Industrial Portfolio	2,875	9,676	12,551	1,721	1998	5-40
CLT Logistics Center	6,377	24,992	31,368	156	2003	5-40
South Point Business Park	3,130	12,164	15,294	1,902	1998	5-40
Janitrol	1,797	5,755	7,551	916	1997	5-40
Cascade Business Center	2,825	10,181	13,006	1,859	1998	5-40
Wilsonville	3,407	13,555	16,962	2,008	1998	5-40
Corporate Park/ Hickory Hill	6,789	22,548	29,337	3,534	1998	5-40

AMB PROPERTY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003 (Restated)

					Initial Cost to Company		Costs
	No. of						Capitalized
	Bldgs./					Building &	Subsequent
Property	Ctrs.	Location	Type	Encumbrances	Land	Improvements	to Acquisition

	(In thousands, except number of buildings/centers)
Willow Lake Industrial Park	10	TN	IND	19,488	12,415	35,990	14,258
Metric Center	5	TX	IND	—	10,968	32,944	1,734
TechRidge Phase II	1	TX	IND	11,277	7,261	13,484	229
TechRidge Phase IA	3	TX	IND	14,825	7,132	21,396	485
Beltway Distribution	1	VA	IND	—	4,800	15,159	5,533
Dulles Airport — Alliance	5	VA	IND	20,869	3,656	6,930	16,001
Peninsula Business Center III	1	VA	IND	—	992	2,976	359
Mexico Guadalajara	5	Mexico	IND	—	9,555	22,386	734
Mexico Mesquite Distribution Center	2	Mexico	IND	16,994	4,192	247	11,853
Frankfurt Logistic Center	1	Germany	IND	—	—	19,875	639
Bourget Industrial	1	France	IND	—	10,058	23,843	1,541
Paris Nord Dist I	1	France	IND	—	2,864	4,723	2,091
Paris Nord Dist II	1	France	IND	—	1,697	5,127	2,996
Japan Saitama Distribution Center	2	Japan	IND	—	8,143	28,503	—
Other Retail Markets
Around Lenox	1	GA	RET	9,092	3,462	13,848	4,874
Beacon Centre — Headlands	1	FL	RET	—	2,523	7,669	865
Charles and Chase	1	MD	RET	—	751	2,287	176
Mazzeo	1	MA	RET	3,178	1,477	4,432	231
Palm Aire	1	FL	RET	—	2,279	9,720	7,775

Total	952			$1,353,101	$1,391,038	$3,286,399	$614,642

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/03
					Year of	Depreciable
		Building &	Total	Accumulated	Construction/	Life
Property	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

				(Restated)		(Restated)

	(In thousands, except number of buildings/centers)
Willow Lake Industrial Park	12,415	50,248	62,663	12,418	1998	5-40
Metric Center	10,968	34,678	45,646	5,634	1997	5-40
TechRidge Phase II	7,261	13,714	20,975	944	2001	5-40
TechRidge Phase IA	7,132	21,880	29,012	1,768	2000	5-40
Beltway Distribution	4,800	20,692	25,492	3,631	1999	5-40
Dulles Airport — Alliance	3,656	22,931	26,587	663	2000	5-40
Peninsula Business Center III	992	3,334	4,326	479	1998	5-40
Mexico Guadalajara	9,555	23,120	32,674	580	2002	5-40
Mexico Mesquite Distribution Center	4,192	12,100	16,292	64	2003	5-40
Frankfurt Logistic Center	—	20,513	20,513	20	2003	5-40
Bourget Industrial	10,367	25,075	35,442	100	2003	5-40
Paris Nord Dist I	3,572	6,105	9,677	80	2002	5-40
Paris Nord Dist II	2,091	7,729	9,820	52	2002	5-40
Japan Saitama Distribution Center	8,143	28,503	36,646	59	2003	5-40
Other Retail Markets
Around Lenox	3,462	18,722	22,184	2,851	1998	5-40
Beacon Centre — Headlands	2,523	8,533	11,056	694	2000	5-40
Charles and Chase	751	2,463	3,213	289	1998	5-40
Mazzeo	1,477	4,663	6,140	673	1998	5-40
Palm Aire	2,452	17,321	19,773	2,125	1996	5-40

Total	$1,403,807	$3,888,272	$5,292,079	$485,559

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2003:

Total per Schedule III(3)	$5,292,079
Construction in process(4)	199,628

Total investments in properties	$5,491,707

(2)	As of December 31, 2003, the aggregate cost for federal income tax purposes of investments in real estate was $5,201,590.

(3)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2003 (restated) is as follows:

Investments in Properties:
Balance at beginning of year	$4,922,782
Acquisition of properties	523,994
Improvements, including development properties	264,272
Transfer basis adjustment	23,388
Asset impairment	(5,251)
Divestiture of properties	(339,605)
Adjustment for properties held for divestiture	102,127

Balance at end of year	$5,491,707

Accumulated Depreciation:
Balance at beginning of year	$368,205
Depreciation expense, including discontinued operations	139,284
Properties divested	(27,937)
Adjustment for properties held for divestiture	6,007

Balance at end of year	$485,559

(4)	Includes $112.2 million of fundings for development projects as of December 31, 2003.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of November 26, 2003 (incorporated by reference to Exhibit 3.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 26, 2003).
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.4	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.5	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.6	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.7	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).
4.8	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.9	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.10	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.12	Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 9, 2000).
4.13	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.14	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference as Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

Exhibit
Number	Description

4.15	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.16	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.17	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).
4.18	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.19	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.20	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
4.21	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10,2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.22	$50,000,000 Floating Rate Note No. B-1 dated November 21, 2003, attaching the Parent Guarantee dated November 21, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 21, 2003).
10.1	Distribution Agreement dated May 7, 2002, by and among AMB Property Corporation, AMB Property, L.P., Morgan Stanley & Co. Incorporated, A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., Commerzbank Capital Markets Corp., First Union Securities, Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., and PNC Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.2	Terms Agreement dated as of December 14, 2000, by and between Morgan Stanley & Co., Incorporated and J.P. Morgan Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.’s current Report on Form 8-K filed on January 8, 2001).
10.3	Terms Agreement dated as of January 4, 2001, by and between A.G. Edwards & Sons, Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).
10.4	Terms Agreement dated as of March 2, 2001, by and among First Union Securities, Inc., AMB Property, L.P. and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
10.5	Form of Change in Control and Noncompetition Agreement between AMB Property Corporation and Executive Officers (incorporated by reference to Exhibit 10.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.6	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated as of November 14, 2003 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 17, 2003).

Exhibit
Number	Description

10.7	Amended and Restated Revolving Credit Agreement, dated as of December 11, 2002, by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank One, NA, Commerzbank Aktiengesellschaft, New York and Grand Cayman Branches and Wachovia Bank, N.A., as documentation agents, PNC Bank, National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and Key Bank National Association, as co-agent (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.8	Amendment to Amended and Restated Credit Agreement dated as of July 10, 2003, by and among AMB Property, L.P., the banks listed therein, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agent, and Bank One, N.A., Commerzbank, A.G., New York and Grand Cayman Branches, and Wachovia Bank, as documentation agent (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.9	Guaranty of Payment, dated as of December 11, 2002, by AMB Property Corporation for the benefit of JP Morgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.10	Qualified Borrower Guaranty, dated as of December 11, 2002, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 18, 2002).
10.11	Terms Agreement dated as of August 30, 2001, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
10.12	Terms Agreement dated as of January 14, 2002, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
10.13	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.16	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property, L.P.’s Registration Statement on Form S-8 (No.333-100214)).
10.17	Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).
10.18	Agreement of Sale made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).
21.1	Subsidiaries of AMB Property, L.P. (incorporated by reference to Exhibit 21.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Description

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.
32.1	18 U.S.C. § 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.