Form 10-Q/A
period 2004-03-31
AMB PROPERTY LP
filed 2004-11-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/ A
Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/ A for AMB Property, L.P. for the quarter ended March 31, 2004 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on May 7, 2004. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. This error resulted in our failure to reflect additional depreciation expense in our previously issued financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003 and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended.

      This Amendment No. 1 amends Part I, Item 1, Financial Statements; Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I, Item 4, Controls and Procedures, for the following purposes:

•	To amend Part I, Item 1, Financial Statements to restate our unaudited consolidated financial statements and the related notes, as more fully described in Note 2 to our restated unaudited consolidated financial statements contained in this Amendment No. 1.

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

•	To amend Part I, Item 4, Controls and Procedures, to reflect the matters discussed above.

      Pursuant to Exchange Act Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by the chief executive officer, president and chief financial officer of our general partner. This Amendment No. 1 does not reflect events occurring after the filing of our original Form 10-Q on May 7, 2004, or modify or update the disclosures presented in the original Form 10-Q filed on May 7, 2004, except to reflect the restatement as described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on May 7, 2004, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 2 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/ A.

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 (Restated) and December 31, 2003 (Restated)

	March 31,	December 31,
	2004	2003

	(Restated)	(Restated)

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,408,936	$1,403,807
Buildings and improvements	4,039,142	3,888,272
Construction in progress	282,576	199,628

Total investments in properties	5,730,654	5,491,707
Accumulated depreciation and amortization	(524,115)	(485,559)

Net investments in properties	5,206,539	5,006,148
Investments in unconsolidated joint ventures	54,006	52,009
Properties held for divestiture, net	9,628	11,751

Net investments in real estate	5,270,173	5,069,908
Cash and cash equivalents	123,747	127,678
Restricted cash	27,156	28,985
Mortgages receivable	23,620	43,145
Accounts receivable, net of allowance for doubtful accounts	92,081	88,452
Other assets	69,669	51,391

Total assets	$5,606,446	$5,409,559

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,457,630	$1,363,890
Unsecured senior debt securities	1,025,000	925,000
Unsecured debt	9,482	9,628
Unsecured credit facility	261,369	275,739

Total debt	2,753,481	2,574,257
Distributions payable	40,813	39,076
Accounts payable and other liabilities	167,801	148,019

Total liabilities	2,962,095	2,761,352
Commitments and contingencies (Note 15)
Minority interests:
Joint venture partners	662,235	658,723
Preferred unitholders	166,802	166,865

Total minority interests	829,037	825,588
Partners’ capital:
General partner, 82,366,298 and 81,563,502 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,651,207	1,657,137
Limited partners, 4,607,910 and 4,618,242 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	164,107	165,482

Total partners’ capital	1,815,314	1,822,619

Total liabilities and partners’ capital	$5,606,446	$5,409,559

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 (Restated) and 2003 (Restated)

	For the Three Months Ended
	March 31,

	2004	2003

	(Restated)	(Restated)

	(Unaudited, dollars in
	thousands, except unit and
	per unit amounts)
REVENUES
Rental revenues	$163,812	$148,523
Private capital income	2,429	2,361

Total revenues	166,241	150,884

COSTS AND EXPENSES
Property operating expenses	(24,045)	(21,715)
Real estate taxes	(19,427)	(17,941)
Depreciation and amortization	(39,631)	(35,713)
General and administrative	(15,036)	(12,186)

Total costs and expenses	(98,139)	(87,555)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	1,709	1,235
Interest and other income	1,665	1,393
Gains from dispositions of real estate	—	7,429
Interest, including amortization	(39,425)	(35,914)

Total other income and expenses	(36,051)	(25,857)

Income before minority interests and discontinued operations	32,051	37,472

Minority interests’ share of income:
Joint venture partners’ share of operating income	(9,141)	(7,574)
Preferred unitholders	(3,351)	(3,388)

Total minority interests’ share of income	(12,492)	(10,962)

Income from continuing operations	19,559	26,510

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	(261)	8,400
Gains from dispositions of real estate, net of minority interests	(302)	29,644

Total discontinued operations	(563)	38,044

Net income	18,996	64,554
Series A, L and M preferred unit distributions	(1,783)	(2,123)
Series B, J and K preferred unit distributions	(1,590)	(2,992)

Net income available to common unitholders	$15,623	$59,439

INCOME AVAILABLE TO COMMON UNITHOLDERS ATTRIBUTABLE TO:
General partner	$14,799	$56,104
Limited partners	824	3,335

Net income available to common unitholders	$15,623	$59,439

BASIC INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.18	$0.25
Discontinued operations	—	0.44

Net income available to common unitholders	$0.18	$0.69

DILUTED INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.17	$0.25
Discontinued operations	—	0.43

Net income available to common unitholders	$0.17	$0.68

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	86,447,303	85,944,112

Diluted	89,617,834	87,360,543

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 (Restated) and 2003 (Restated)

	2004	2003

	(Restated)	(Restated)

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,996	$64,554
Adjustments to net income:
Straight-line rents	(3,963)	(2,380)
Depreciation and amortization	39,631	35,713
Stock-based compensation amortization	2,557	1,941
Recognition of below market leases	(205)
Equity in earnings of unconsolidated joint ventures	(1,709)	(1,235)
Gains from dispositions of real estate	—	(7,429)
Debt premiums, discounts and finance cost amortization, net	339	(99)
Total minority interests’ share of net income	12,492	10,962
Discontinued operations:
Depreciation and amortization	17	740
Joint venture partners’ share of net income	(1)	145
Loss (Gains) from dispositions of real estate, net of minority interests	302	(29,644)
Changes in assets and liabilities:
Accounts receivable and other assets	(2,456)	(2,570)
Accounts payable and other liabilities	1,259	6,107

Net cash provided by operating activities	67,259	76,805
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	3,616	12,767
Cash paid for property acquisitions	(60,899)	(10,494)
Additions to land, buildings, development costs and other first generation improvements	(97,702)	(56,058)
Additions to second generation building improvements and lease costs	(15,650)	(10,880)
Net proceeds from divestiture of real estate	4,731	200,522
Additions to interests in unconsolidated joint ventures	(814)	(809)
Distributions received from unconsolidated joint ventures	568	2,116
Repayment of mortgage receivable	19,525	—

Net cash (used in) provided by investing activities	(146,625)	137,164
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	12,048	1,179
Repurchase and retirement of common and preferred units	—	(20,562)
Borrowings on secured debt	29,953	7,913
Payments on secured debt	(8,735)	(40,688)
Payments on unsecured debt	(146)	—
Borrowings on unsecured credit facility	94,684	112,464
Payments on unsecured credit facility	(111,063)	(190,000)
Borrowings on Alliance Fund II credit facility	—	6,000
Payment of financing fees	(199)	(36)
Net proceeds from issuances of senior debt securities	99,390	—
Issuance costs on preferred units	(161)	—
Contributions from co-investment partners	3,890	7,039
Distributions paid to partners	(36,739)	(40,720)
Distributions to minority interests, including preferred units	(9,169)	(11,097)

Net cash provided by/(used in) financing activities	73,753	(168,508)

Effect of exchange rate changes on cash	1,682	—

Net (decrease) increase in cash and cash equivalents	(3,931)	45,461
Cash and cash equivalents at beginning of period	127,678	89,332

Cash and cash equivalents at end of period	$123,747	$134,793

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$29,109	$29,756
Acquisition of properties	$134,160	$10,867
Non-cash transactions:
Assumption of secured debt	(67,026)	—
Assumption of other assets and liabilities	(4,802)	—
Acquisition capital	(1,433)	(373)

Net cash paid	$60,899	$10,494

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2004 (Restated)

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

				(Restated)				(Restated)	(Restated)

	(Unaudited, dollars in thousands)
Balance at December 31, 2003 (Restated)	4,300,000	$103,373	81,563,502	$1,553,764	1,600,000	$77,815	4,618,242	$87,667	$1,822,619
Comprehensive income:
Net income	—	1,783	—	14,799	—	1,590	—	824
Unrealized gain on securities	—	—	—	(812)	—	—	—	—
Currency translation adjustment	—	—	—	(153)	—	—	—	—
Total comprehensive income									18,031
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	192,138	11,290	—	—	—	—	11,290
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	600,326	12,048	—	—	—	—	12,048
Conversion of operating partnership units to common stock	—	—	10,332	352	—	—	(10,332)	(197)	155
Deferred compensation	—	—	—	(11,290)	—	—	—	—	(11,290)
Deferred compensation amortization	—	—	—	2,557	—	—	—	—	2,557
Reallocation of interests	—	—	—	543	—	—	—	18	561
Issuance costs	—	(161)	—	—	—	—	—	—	(161)
Distributions	—	(1,783)	—	(35,103)	—	(1,590)	—	(2,020)	(40,496)

Balance as of March 31, 2004 (Restated)	4,300,000	$103,212	82,366,298	$1,547,995	1,600,000	$77,815	4,607,910	$86,292	$1,815,314

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

      As of March 31, 2004, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rentable square feet. In addition, the Operating Partnership had investments in industrial operating properties, totaling approximately 7.9 million rentable square feet, through unconsolidated joint ventures. As of March 31, 2004, the Operating Partnership also had investments in industrial development projects throughout North America and in Singapore, Spain and Japan, totaling approximately 7.3 million square feet. Some of the development projects in the U.S. were available for sale.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal, recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2004, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2003.

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

      Restatement. On October 12, 2004, the Company announced a restatement of depreciation expense for its prior period results relating to 39 buildings in its portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of its accounting policies and internal control over financial reporting, management determined that it should have depreciated certain of its investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that the Operating Partnership holds in fee simple. The Operating Partnership did not segregate these assets into a separate expected useful life category for depreciation purposes. In connection with correcting this error, the Operating Partnership has taken appropriate action to modify its system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. To reflect additional depreciation expense, management has restated the Operating Partnership’s unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, originally filed with the U.S. Securities and Exchange Commission on May 7, 2004. The effect of the restatement of depreciation expense is reflected in the restated unaudited consolidated financial statements contained in this Form 10-Q/ A, which includes a reduction in diluted earnings per unit by $0.02 from $0.19 to $0.17, a reduction of net income available to common unitholders from $16.9 million to $15.6 million and an increase in depreciation and amortization expense from $38.2 million to $39.6 million for the quarter ended March 31, 2004.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements on Consolidated Balance Sheets

	March 31, 2004		December 31, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands)
Accumulated depreciation and amortization	$(511,611)	$(524,115)	$(474,452)	$(485,559)
Net investments in properties	$5,219,043	$5,206,539	$5,017,255	$5,006,148
Minority interests:
Joint venture partners	$663,087	$662,235	$659,487	$658,723
Total partners’ capital	$1,826,966	$1,815,314	$1,832,962	$1,822,619

Restatements on Consolidated Statements of Operations

	For the Three Months Ended		For the Three Months Ended
	March 31, 2004		March 31, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands, except per share amounts)
Depreciation and amortization	$(38,234)	$(39,631)	$(34,433)	$(35,713)
Minority interests’ share of income:
Joint venture partners’ share of operating income	$(9,229)	$(9,141)	$(7,636)	$(7,574)
Net income	$20,305	$18,996	$65,772	$64,554
Net income available to common unitholders	$16,932	$15,623	$60,657	$59,439
Basic income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.20	$0.18	$0.27	$0.25
Net income available to common unitholders	$0.20	$0.18	$0.71	$0.69
Diluted income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.19	$0.17	$0.26	$0.25
Net income available to common unitholders	$0.19	$0.17	$0.69	$0.68

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $18.0 million (restated) and $64.7 million (restated) for the three months ended March 31, 2004 and 2003, respectively.

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

      During the three months ended March 31, 2004, the Operating Partnership initiated five new industrial development projects in North America with a total expected investment of $69.5 million, aggregating approximately 1.1 million square feet and one new industrial development in Japan with a total expected investment of $82.5 million, aggregating approximately 0.7 million square feet. During the three months ended March 31, 2003, the Operating Partnership completed two industrial buildings with a total expected investment at $12.6 million, aggregating approximately 0.2 million square feet. The Operating Partnership also initiated four new industrial development projects in North America with a total expected investment of $36.4 million, aggregating approximately 0.6 million square feet during the three months ended March 31, 2003.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds various other mortgages receivable from property sales. The Operating Partnership’s mortgages receivable at March 31, 2004 and December 31, 2003, consisted of the following (dollars in thousands):

			March 31,	December 31,		Ownership
Mortgage Receivable	Market	Maturity	2004	2003	Rate	Percentage(1)

1. Pier 1	San Francisco Bay Area	May 2026	$13,018	$13,042	13.0%	100%
2. Platinum Distribution Center	No. New Jersey	February 2004	—	19,500	6.0%	20%
3. Platinum Distribution Center	No. New Jersey	November 2006	1,300	1,300	12.0%	20%
4. North Bay BAB Center Distribution	San Francisco Bay Area	December 2004	7,040	7,040	5.5%	100%
5 North Bay Distribution Center/Corovan	San Francisco Bay Area	December 2004	2,262	2,263	7.3%	100%

Total Mortgages Receivable			$23,620	$43,145

(1)	Represents the Operating Partnership’s ownership percentage in the co-investment joint venture or entity that holds the mortgage investment.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

      As of March 31, 2004, and December 31, 2003, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Operating Partnership secured debt, varying interest rates from 4.0% to 10.4%, due June 2004 to January 2014 (weighted average interest rates of 7.6% and 8.1% at March 31, 2004 and December 31, 2003, respectively)	$362,142	$291,516
Consolidated joint venture secured debt, varying interest rates from 2.5% to 9.5%, due July 2004 to June 2023 (weighted average interest rate of 6.7% at March 31, 2004 and December 31, 2003)	1,079,283	1,061,585
Unsecured senior debt securities, varying interest rates from 1.5% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.5% and 6.8% at March 31, 2004 and December 31, 2003, respectively)	1,025,000	925,000
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	9,482	9,628
Unsecured credit facility, variable interest rate, due December 2005 (weighted average interest rates of 1.1% and 1.9% at March 31, 2004 and December 31, 2003, respectively)	261,369	275,739

Total debt before unamortized premiums	2,737,276	2,563,468
Unamortized premiums	16,205	10,789

Total consolidated debt	$2,753,481	$2,574,257

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

      The Operating Partnership’s co-investment joint ventures’ total investments in properties at March 31, 2004 and December 31, 2003 (dollars in thousands) were:

		Operating
		Partnership’s
		Ownership	March 31,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2004	2003

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$157,803	$156,174
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	421,708	417,902
AMB Partners II, L.P.	City and County of San Francisco	20%	468,009	428,837
	Employees’ Retirement System
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	409,603	408,507
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	460,256	449,709
AMB-AMS, L.P.(4)	BPMT and TNO(5)	39%	—	—

Total			$1,917,379	$1,861,129

(1)	Included 15 institutional investors as stockholders as of March 31, 2004.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Included 13 institutional investors as stockholders and one third party limited partner as of March 31, 2004.

(4)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

(5)	BPMT is Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken and TNO is Stichting Pensioenfonds TNO.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interest liability as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004	December 31, 2003

	(Restated)	(Restated)
Joint venture partners	$662,235	$658,723
Held through AMB Property II, L.P.:
Class B common limited partnership units	2,744	2,781
Series D preferred units (liquidation preference of $79,767)	77,658	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$829,037	$825,588

      The following table distinguishes the minority interests’ share of income, including minority interests share of development profits, but excluding minority interests share of discontinued operations (dollars in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

	(Restated)	(Restated)
Joint Venture Partners	$9,141	$7,574
Held through AMB Property II, L.P.:
Class B common limited partnership units	29	—
Series D preferred units (liquidation preference of $79,767)	1,545	1,545
Series E preferred units (liquidation preference of $11,022)	214	214
Series F preferred units (liquidation preference of $10,057)	200	266
Series H preferred units (liquidation preference of $42,000)	853	853
Series I preferred units (liquidation preference of $25,500)	510	510

Total minority interests’ share of income	$12,492	$10,962

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

	For the Three Months
	Ended March 31,

	2004	2003

	(Restated)	(Restated)
Property NOI	$120,340	$108,867
Private capital income	2,429	2,361
Depreciation and amortization	(39,631)	(35,713)
General and administrative	(15,036)	(12,186)
Equity in earnings of unconsolidated joint ventures	1,709	1,235
Interest and other income	1,665	1,393
Gains from dispositions of real estate	—	7,429
Interest, including amortization	(39,425)	(35,914)
Total minority interests’ share of income	(12,492)	(10,962)
Total discontinued operations	(563)	38,044

Net income	$18,996	$64,554

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership’s gross investment in real estate by market was:

	Total Gross Investment as of

	March 31, 2004	December 31, 2003

Industrial domestic hub and gateway markets:
Atlanta	$276,981	$275,810
Chicago	383,423	381,364
Dallas/ Fort Worth	154,443	152,661
Los Angeles	886,553	854,896
Northern New Jersey/ New York	528,331	516,712
San Francisco Bay Area	867,684	862,173
Miami	335,128	329,107
Seattle	395,983	393,160
On-Tarmac	263,253	262,046

Total industrial domestic hub markets	4,091,779	4,027,929
Total industrial domestic target markets	833,774	764,097
Industrial domestic non-target markets and other	290,202	290,982
International target markets	184,096	160,974
Total retail and other markets	48,227	48,097
Construction in progress	282,576	199,628

Total investments in properties	$5,730,654	$5,491,707

      The following table reconciles gross investment in real estate by market to total assets:

	March 31, 2004	December 31, 2003

	(Restated)	(Restated)
Total investments in properties	$5,730,654	$5,491,707
Accumulated depreciation and amortization	(524,115)	(485,559)

Net investments in properties	5,206,539	5,006,148
Investments in unconsolidated joint ventures	54,006	52,009
Properties held for divestiture, net	9,628	11,751

Net investments in real estate	5,270,173	5,069,908
Cash and cash equivalents	123,747	127,678
Restricted cash	27,156	28,985
Mortgages receivable	23,620	43,145
Accounts receivable, net of allowance for doubtful accounts	92,081	88,452
Other assets	69,669	51,391

Total assets	$5,606,446	$5,409,559

12.	Commitments and Contingencies

Commitments

      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, originally filed with the U.S. Securities and Exchange Commission on May 7, 2004. See Note 2 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/ A.

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

      Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed in the “Business Risks” section in this report and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Business Risks” in our Annual Report on Form 10-K for the year ended December 31, 2003. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

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

      Restatement of Depreciation Expense. On October 12, 2004, our general partner announced a restatement of depreciation expense for our prior period results relating to 39 buildings in our portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. A description of this weakness and the related remediation measures that have been undertaken by us is set forth in Part I, Item 4, Controls and Procedures of this Form 10-Q/ A.

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

Costs and Expenses	2004	2003	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs:
Rental expenses	$24.0	$21.7	$2.3	10.6%
Real estate taxes	19.5	17.9	1.6	8.9%

Total property operating costs	$43.5	$39.6	$3.9	9.8%

Property operating costs
U.S. industrial:
Same store	$37.4	$37.4	$—	—%
2003 acquisitions	2.7	—	2.7	—%
2004 acquisitions	0.4	—	0.4	—%
Development	0.7	0.8	(0.1)	(12.5)%
Other industrial	0.4	0.7	(0.3)	(42.9)%
International industrial	1.2	0.2	1.0	500.0%
Retail	0.7	0.5	0.2	40.0%

Total property operating costs	43.5	39.6	3.9	9.8%
Depreciation and amortization	39.6	35.7	3.9	10.9%
General and administrative	15.0	12.2	2.8	23.1%

Total costs and expenses	$98.1	$87.5	$10.6	12.1%

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

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of March 31, 2004, our share of total debt-to-total market capitalization ratio was 37.1%. However, we typically finance our co-investment joint ventures with secured debt at a loan-to- value ratio of 50-65%, per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

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

      The tables below summarize our debt maturities and capitalization as of March 31, 2004 (dollars in thousands):

Debt

	Wholly Owned	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total Debt

2004	$53,605	$36,694	$—	$454	$261,369 (2)	$352,122
2005	46,093	62,967	250,000	647	—	359,707
2006	84,444	64,534	75,000	698	—	224,676
2007	16,313	53,197	75,000	752	—	145,262
2008	34,644	162,296	175,000	810	—	372,750
2009	6,041	107,164	100,000	873	—	214,078
2010	52,930	133,093	75,000	941	—	261,964
2011	19,690	275,536	75,000	1,014	—	371,240
2012	3,853	161,538	—	1,093	—	166,484
2013	44,490	2,045	75,000	920	—	122,455
Thereafter	39	2,219	125,000	1,280	—	146,538

Subtotal	362,142	1,079,283	1,025,000	9,482	261,369	2,737,276
Unamortized premiums	9,923	6,282	—	—	—	16,205

Total consolidated debt	372,065	1,085,565	1,025,000	9,482	261,369	2,753,481
Our share of unconsolidated joint venture debt(1)	—	90,070	—	—	—	90,070

Total debt	372,065	1,175,635	1,025,000	9,482	261,369	2,843,551
Joint venture partners’ share of consolidated joint venture debt	—	(715,087)	—	—	—	(715,087)

Our share of total debt(3)	$372,065	$460,548	$1,025,000	$9,482	$261,369	$2,128,464

Weighted average interest rate	7.6%	6.7%	6.5%	7.5%	1.1%	6.2%
Weighted average maturity (in years)	4.3	6.3	5.4	10.6	—	5.1

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 6.0% and 5.5 years, respectively.

(2)	Includes Euro and Yen based borrowings translated to U.S. dollars using the foreign exchange rates at March 31, 2004.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common units	82,366,298	$37.17	$3,061,555
Common limited partnership units(2)	4,753,458	$37.17	176,686

Total	87,119,756		$3,238,241

(1)	Assumes that our common limited partnership units and the class B common limited partnership units of AMB Property II, L.P. are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for these units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.53%	$355,846

Capitalization Ratios

Total debt-to-total market capitalization	44.1%
Our share of total debt-to-total market capitalization(1)	37.1%
Total debt plus preferred-to-total market capitalization	49.6%
Our share of total debt plus preferred-to-total market capitalization(1)	43.3%
Our share of total debt-to-total book capitalization(1)	51.6%

(1)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization on the preceding page in Part I. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources”.

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

      The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, (dollars in thousands, except per unit amounts):

	2004	2003(1)

	(Restated)	(Restated)
Net income	$18,996	$64,554
Income available to common unitholders attributable to limited partners	(824)	(3,335)
Loss (Gains) from dispositions of real estate	286	(35,458)
Real estate related depreciation and amortization:
Total depreciation and amortization	39,631	35,713
Discontinued operations’ depreciation	17	740
Furniture, fixtures and equipment depreciation	(175)	(189)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	9,141	7,574
Limited partnership unitholders’ minority interests (NI)	884	1,261
Discontinued operations’ minority interests (NI)	(16)	604
FFO attributable to minority interests	(17,861)	(14,983)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(1,709)	(1,235)
Our share of FFO	2,493	2,491
Preferred unit distributions	(3,373)	(5,115)

Funds from operations	$47,490	$52,622

Basic FFO per common unit	$0.55	$0.61

Diluted FFO per common unit	$0.53	$0.60

Weighted average common units:
Basic	86,447,303	85,944,112

Diluted	89,617,834	87,360,543

(1)	Effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the periods presented has been adjusted to reflect the changes.

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

BUSINESS RISKS

      Our operations involve various risks that could have adverse consequences to us. In addition to the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, these risks include the following:

      There was a material weakness in our internal control over financial reporting, and our business could have been adversely impacted if we had failed to remedy the deficiencies in our controls.

      The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s on-going review of our accounting policies and internal control over financial reporting, on October 12, 2004, management determined that there was a material weakness in our internal control over financial reporting related to ground lease depreciation. This weakness resulted in an understatement of depreciation expense and resulted in a restatement of depreciation expense for our results in previously issued financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003 and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate the material weakness. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness, in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our general partner’s stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

      To reflect additional depreciation expense in this Form 10-Q/ A, management has restated our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 originally filed with the U.S. Securities and Exchange Commission on May 7, 2004. Management and the audit committee of our general partner’s board of directors discussed with our independent auditors, PricewaterhouseCoopers LLP, and determined that this was the proper approach. On

October 12, 2004, management and the audit committee of our general partner’s board of directors concluded that our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 originally filed with the U.S. Securities and Exchange Commission on May 7, 2004 should no longer be relied upon because of this error in such financial statements as addressed in Accounting Principles Board Opinion No. 20.

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer, president and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the material weakness described above, the chief executive officer, president and chief financial officer of our general partner concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2004, the end of the quarter covered by this report. However, in light of the implementation of the new remediation measures described above, the chief executive officer, president and chief financial officer of our general partner believe, as of the date of this report, management has taken appropriate action to modify our internal control over financial reporting relating to ground lease depreciation and remediate this material weakness. The changes in our internal control over financial reporting discussed above materially affected our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit
Number	Description

4.1	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property L.P.’s Current Report on Form 8-K filed on March 17, 2004).
31.1	Rule 13a-14 (a)/15d-14(a) Certifications dated November 9, 2004.
32.1	18 U.S.C. § 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

4.1	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property L.P.’s Current Report on Form 8-K filed on March 17, 2004).
31.1	Rule 13a-14 (a)/15d-14(a) Certifications dated November 9, 2004.
32.1	18 U.S.C. § 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.