Form 10-Q/A
period 2004-06-30
AMB PROPERTY LP
filed 2004-11-09
CIK 1045610

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/ A for AMB Property, L.P. for the quarter ended June 30, 2004 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on August 9, 2004. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. This error resulted in our failure to reflect additional depreciation expense in our previously issued financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003 and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended.

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

      Pursuant to Exchange Act Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by the chief executive officer, president and chief financial officer of our general partner. This Amendment No. 1 does not reflect events occurring after the filing of our original Form 10-Q on August 9, 2004, or modify or update the disclosures presented in the original Form 10-Q filed on August 9, 2004, except to reflect the restatement as described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on August 9, 2004, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 2 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/ A.

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 (Restated) and December 31, 2003 (Restated)

	June 30,	December 31,
	2004	2003

	(Restated)	(Restated)

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,511,583	$1,403,807
Buildings and improvements	4,278,652	3,888,272
Construction in progress	272,216	199,628

Total investments in properties	6,062,451	5,491,707
Accumulated depreciation and amortization	(560,877)	(485,559)

Net investments in properties	5,501,574	5,006,148
Investments in unconsolidated joint ventures	52,579	52,009
Properties held for divestiture, net	39,246	11,751

Net investments in real estate	5,593,399	5,069,908
Cash and cash equivalents	116,757	127,678
Restricted cash	29,379	28,985
Mortgages receivable	23,594	43,145
Accounts receivable, net of allowance for doubtful accounts	96,524	88,452
Other assets	76,958	51,391

Total assets	$5,936,611	$5,409,559

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt including unamortized premium	$1,552,084	$1,363,890
Unsecured senior debt securities	1,025,000	925,000
Unsecured debt	9,334	9,628
Unsecured credit facilities	428,502	275,739

Total debt	3,014,920	2,574,257
Distributions payable	40,739	39,076
Accounts payable and other liabilities	215,835	148,019

Total liabilities	3,271,494	2,761,352
Commitments and contingencies (Notes 3 and 12)
Minority interests:
Joint venture partners	698,549	658,723
Preferred unitholders	166,808	166,865

Total minority interests	865,357	825,588
Partners’ capital:
General partner, 82,416,376 and 81,563,502 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,636,479	1,657,137
Limited partners, 4,604,910 and 4,618,242 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	163,281	165,482

Total partners’ capital	1,799,760	1,822,619

Total liabilities and partners’ capital	$5,936,611	$5,409,559

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 (Restated) and 2003 (Restated)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(Unaudited, dollars in thousands,
	except unit and per unit amounts)
REVENUES
Rental revenues	$162,704	$145,433	$326,300	$293,215
Private capital income	2,922	3,555	5,351	5,916

Total revenues	165,626	148,988	331,651	299,131

COSTS AND EXPENSES
Property operating expenses	(23,204)	(20,681)	(47,092)	(42,260)
Real estate taxes	(19,559)	(17,372)	(38,889)	(35,233)
Depreciation and amortization	(40,372)	(39,476)	(79,376)	(74,106)
General and administrative	(15,081)	(12,122)	(29,959)	(24,010)

Total costs and expenses	(98,216)	(89,651)	(195,316)	(175,609)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	944	1,622	2,653	2,857
Interest and other income	486	1,384	1,992	2,491
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	3,235	—	3,235	—
Interest, including amortization	(39,961)	(36,242)	(79,784)	(72,157)

Total other income and expenses, net	(35,296)	(33,236)	(71,904)	(59,380)

Income before minority interests and discontinued operations	32,114	26,101	64,431	64,142

Minority interests’ share of income:
Joint venture partners’ share of operating income	(9,259)	(8,176)	(18,127)	(15,651)
Joint venture partners’ share of development profits	(606)	—	(606)	—
Preferred unitholders	(3,347)	(3,388)	(6,698)	(6,776)

Total minority interests’ share of income	(13,212)	(11,564)	(25,431)	(22,427)

Income from continuing operations	18,902	14,537	39,000	41,715

Discontinued operations:
Income (loss) attributable to discontinued operations, net of minority interests	268	2,389	(532)	10,121
Gains from dispositions of real estate, net of minority interests	2,285	3,867	1,983	33,511

Total discontinued operations	2,553	6,256	1,451	43,632

Net income	21,455	20,793	40,451	85,347
Series A, L and M preferred unit distributions	(1,783)	(2,195)	(3,566)	(4,318)
Series B, J and K preferred unit distributions	(1,590)	(2,991)	(3,180)	(5,983)

Net income available to common unitholders	$18,082	$15,607	$33,705	$75,046

INCOME AVAILABLE TO COMMON UNITHOLDERS ATTRIBUTABLE TO:
General partner	$17,123	$14,740	$31,922	$70,844
Limited partners	959	867	1,783	4,202

Net income available to common unitholders	$18,082	$15,607	$33,705	$75,046

BASIC INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.18	$0.10	$0.37	$0.36
Discontinued operations	0.03	0.08	0.02	0.51

Net income available to common unitholders	$0.21	$0.18	$0.39	$0.87

DILUTED INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.17	$0.11	$0.36	$0.36
Discontinued operations	0.03	0.07	0.02	0.50

Net income available to common unitholders	$0.20	$0.18	$0.38	$0.86

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	86,824,795	85,852,418	86,653,067	85,904,056

Diluted	89,288,954	87,302,896	89,520,249	87,364,056

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 (Restated) and 2003 (Restated)

	2004	2003

	(Restated)	(Restated)

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,451	$85,347
Adjustments to net income:
Straight-line rents	(8,658)	(4,253)
Depreciation and amortization	79,376	74,106
Stock-based compensation amortization	5,476	3,979
Recognition of below market leases	(448)	—
Equity in earnings of unconsolidated joint ventures	(2,653)	(2,857)
Gains from dispositions of real estate	—	(7,429)
Development profits, net of taxes	(3,235)	—
Debt premiums, discounts and finance cost amortization, net	(726)	728
Total minority interests’ share of net income	25,431	22,427
Discontinued operations:
Depreciation and amortization	731	2,007
Joint venture partners’ share of net income	815	900
Gains from dispositions of real estate, net of minority interests	(1,983)	(33,511)
Changes in assets and liabilities:
Accounts receivable and other assets	(9,654)	(1,709)
Accounts payable and other liabilities	(826)	(14,574)

Net cash provided by operating activities	124,097	125,161
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,210	5,140
Cash paid for property acquisitions	(250,340)	(127,983)
Additions to land, buildings, development costs, building improvements and lease costs	(202,779)	(121,828)
Net proceeds from divestiture of real estate	30,175	211,429
Additions to interests in unconsolidated joint ventures	(884)	(6,163)
Distributions received from unconsolidated joint ventures	3,328	4,882
Repayment of mortgage receivable	19,551	—

Net cash used in investing activities	(399,739)	(34,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	14,233	3,982
Repurchase and retirement of common and preferred units	—	(20,562)
Borrowings on secured debt	89,211	11,450
Payments on secured debt	(28,359)	(79,361)
Payments on unsecured debt	(294)	—
Borrowings on unsecured credit facilities	370,323	113,464
Payments on unsecured credit facilities	(216,389)	(190,000)
Borrowings on Alliance Fund II credit facility	—	8,000
Payments on Alliance Fund II credit facility	—	(53,500)
Payment of financing fees	(5,586)	(1,006)
Net proceeds from issuances of senior debt securities	99,183	—
Net proceeds from issuances of preferred units	—	48,425
Issuance costs on preferred units	(169)	—
Contributions from co-investment partners	39,090	151,650
Distributions paid to partners	(75,309)	(77,668)
Distributions to minority interests, including preferred units	(25,240)	(26,425)

Net cash provided by/(used in) financing activities	260,694	(111,551)

Effect of exchange rate changes on cash and cash equivalents	4,027	—

Net decrease in cash and cash equivalents	(10,921)	(20,913)
Cash and cash equivalents at beginning of period	127,678	89,332

Cash and cash equivalents at end of period	$116,757	$68,419

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$85,839	$76,840
Acquisition of properties	$439,249	$130,988
Non-cash transactions:
Assumption of secured debt	(130,588)	—
Assumption of other assets and liabilities	(51,597)	—
Acquisition capital	(4,889)	(3,005)
Minority interest’s contributions	(1,835)	—

Net cash paid	$250,340	$127,983

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2004 (Restated)

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

				(Restated)				(Restated)	(Restated)

	(Unaudited, dollars in thousands)
Balance at December 31, 2003 (Restated)	4,300,000	$103,373	81,563,502	$1,553,764	1,600,000	$77,815	4,618,242	$87,667	$1,822,619
Comprehensive income:
Net income	—	3,566	—	31,922	—	3,180	—	1,783
Unrealized gain on securities	—	—	—	(812)	—	—	—	—
Currency translation adjustment	—	—	—	(94)	—	—	—	—
Total comprehensive income									39,545
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	199,913	12,512	—	—	—	—	12,512
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	639,629	14,233	—	—	—	—	14,233
Conversion of operating partnership units to common stock	—	—	13,332	457	—	—	(13,332)	(254)	203
Forfeiture of restricted units	—	—	—	(646)	—	—	—	—	(646)
Deferred compensation	—	—	—	(12,512)	—	—	—	—	(12,512)
Deferred compensation amortization	—	—	—	5,476	—	—	—	—	5,476
Reallocation of interests	—	—	—	(799)	—	—	—	309	(490)
Issuance costs	—	(169)	—	—	—	—	—	—	(169)
Distributions	—	(3,566)	—	(70,226)	—	(3,180)	—	(4,039)	(81,011)

Balance as of June 30, 2004 (Restated)	4,300,000	$103,204	82,416,376	$1,533,275	1,600,000	$77,815	4,604,910	$85,466	$1,799,760

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

      As of June 30, 2004, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rentable square feet. In addition, the Operating Partnership had investments in industrial operating properties, totaling approximately 7.8 million rentable square feet, through unconsolidated joint ventures. As of June 30, 2004, the Operating Partnership also had investments in industrial development projects throughout North America and in Singapore, Spain and Japan, totaling approximately 6.7 million square feet. Some of the development projects in the U.S. were available for sale.

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

      Restatement. On October 12, 2004, the Company announced a restatement of depreciation expense for its prior period results relating to 39 buildings in its portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of its accounting policies and internal control over financial reporting, management determined that it should have depreciated certain of its investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that the Operating Partnership holds in fee simple. The Operating Partnership did not segregate these assets into a separate expected useful life category for depreciation purposes. In connection with correcting this error, the Operating Partnership has taken appropriate action to modify its system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. To reflect additional depreciation expense, management has restated the Operating Partnership’s unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 originally filed with the U.S. Securities and Exchange Commission on August 9, 2004. The effect of the restatement of depreciation expense is reflected in the restated unaudited consolidated financial statements contained in this Form 10-Q/ A, which includes a reduction in diluted earnings per unit by $0.02 from $0.22 to $0.20, a reduction of net income available to common unitholders from $19.5 million to $18.1 million and an increase in depreciation and amortization expense from $38.9 million to $40.4 million for the quarter ended June 30, 2004. For the six months ended June 30, 2004, the effect of the restatement of depreciation expense resulted in a reduction in diluted earnings per unit by $0.03 from $0.41 to $0.38, a reduction of net income available to common unitholders from $36.4 million to $33.7 million and an increase in depreciation and amortization expense from $76.5 million to $79.4 million.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements on Consolidated Balance Sheets

	June 30, 2004		December 31, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands)
Accumulated depreciation and amortization	$(546,881)	$(560,877)	$(474,452)	$(485,559)
Net investments in properties	$5,515,570	$5,501,574	$5,017,255	$5,006,148
Minority interests:
Joint venture partners	$699,521	$698,549	$659,487	$658,723
Total partners’ capital	$1,812,784	$1,799,760	$1,832,962	$1,822,619

Restatements on Consolidated Statements of Operations

	For the Three Months Ended		For the Three Months Ended
	June 30, 2004		June 30, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands, except per share amounts)
Depreciation and amortization	$(38,880)	$(40,372)	$(38,150)	$(39,476)
Minority interests’ share of income:
Joint venture partners’ share of operating income	$(9,379)	$(9,259)	$(8,242)	$(8,176)
Net income	$22,827	$21,455	$22,053	$20,793
Net income available to common unitholders	$19,454	$18,082	$16,867	$15,607
Basic income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.19	$0.18	$0.12	$0.10
Net income available to common unitholders	$0.22	$0.21	$0.20	$0.18
Diluted income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.19	$0.17	$0.12	$0.11
Net income available to common unitholders	$0.22	$0.20	$0.19	$0.18

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements on Consolidated Statements of Operations

	For the Six Months Ended		For the Six Months Ended
	June 30, 2004		June 30, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands, except per share amounts)
Depreciation and amortization	$(76,487)	$(79,376)	$(71,500)	$(74,106)
Minority interests’ share of income:
Joint venture partners’ share of operating income	$(18,335)	$(18,127)	$(15,779)	$(15,651)
Net income	$43,132	$40,451	$87,825	$85,347
Net income available to common unitholders	$36,386	$33,705	$77,524	$75,046
Basic income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.40	$0.37	$0.39	$0.36
Net income available to common unitholders	$0.42	$0.39	$0.90	$0.87
Diluted income per common unit:
Income from continuing operations (includes preferred unit distributions)	$0.39	$0.36	$0.39	$0.36
Net income available to common unitholders	$0.41	$0.38	$0.89	$0.86

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

      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $21.5 million (restated) and $20.8 million (restated) for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income was $39.5 million (restated) and $85.5 million (restated) for the six months ended June 30, 2004 and 2003, respectively.

      Stock-based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $1.0 million and $0.6 million during the three months ended June 30, 2004 and 2003, respectively, and $2.0 million and $1.2 million during the six months ended June 30, 2004 and 2003, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $1.9 million and $1.4 million during the three months ended June 30, 2004 and 2003, respectively, and $3.5 million and $2.8 million during the six months ended June 30, 2004 and 2003, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.

      Had compensation costs for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Reduction to net income	$262	$406	$610	$818
Adjusted net income available to common unitholders	$17,820	$15,201	$33,095	$74,228
Adjusted earnings per unit:
Basic	$0.21	$0.18	$0.38	$0.86
Diluted	$0.20	$0.17	$0.37	$0.85

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Receivable

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds various other mortgages receivable from property sales. The Operating Partnership’s mortgages receivable at June 30, 2004 and December 31, 2003 consisted of the following (dollars in thousands):

				June 30,	December 31,		Ownership
Mortgage Receivable		Market	Maturity	2004	2003	Rate	Percentage(1)

1.	Pier 1	San Francisco Bay Area	May 2026	$12,992	$13,042	13.0%	0.1%
2.	Platinum Distribution Center	No. New Jersey	February 2004	—	19,500	6.0%	20.0%
3.	Platinum Distribution Center	No. New Jersey	November 2006	1,300	1,300	12.0%	20.0%
4.	North Bay Distribution Center/ BAB	San Francisco Bay Area	December 2004	7,040	7,040	5.5%	100.0%
5.	North Bay Distribution Center/ Corovan	San Francisco Bay Area	December 2004	2,262	2,263	7.3%	100.0%

Total Mortgages Receivable				$23,594	$43,145

(1)	Represents the Operating Partnership’s ownership percentage in the co-investment joint venture or entity that holds the mortgage investment.

6.	Debt

      As of June 30, 2004 and December 31, 2003, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003

Operating Partnership secured debt, varying interest rates from 4.0% to 10.4%, due August 2004 to January 2014 (weighted average interest rates of 7.2% and 8.1% at June 30, 2004 and December 31, 2003, respectively)	$425,085	$291,516
Consolidated joint venture secured debt, varying interest rates from 2.6% to 9.5%, due July 2004 to June 2023 (weighted average interest rate of 6.8% and 6.7% at June 30, 2004 and December 31, 2003, respectively)	1,114,221	1,061,585
Unsecured senior debt securities, varying interest rates from 2.0% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.5% and 6.8% at June 30, 2004 and December 31, 2003, respectively)	1,025,000	925,000
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	9,334	9,628
Unsecured credit facilities, variable interest rate, due May 2006 through June 2007 (weighted average interest rates of 1.8% and 1.9% at June 30, 2004 and December 31, 2003, respectively)	428,502	275,739

Total debt before unamortized premiums	3,002,142	2,563,468
Unamortized premiums	12,778	10,789

Total consolidated debt	$3,014,920	$2,574,257

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of June 30, 2004 and December 31, 2003, the total gross investment book value of those properties securing the debt was $3.0 billion and $2.6 billion, respectively, including $1.9 billion and $1.8 billion, respectively, in consolidated joint ventures. All of the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured debt bears interest at fixed rates, except for eight loans with an aggregate principal amount of $95.7 million as of June 30, 2004, which bear interest at variable rates (weighted average interest rate of 3.1% as of June 30, 2004). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of June 30, 2004 and December 31, 2003. As of June 30, 2004, the Operating Partnership had 57 non-recourse, secured loans, which are cross-collateralized by 104 properties, totaling $1.1 billion (not including unamortized debt premiums).

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

      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on June 30, 2004, equals approximately $221.0 million U.S. dollars. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. The revolving credit facility contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. As of June 30, 2004, there was no outstanding balance on this credit facility.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership’s co-investment joint ventures’ total investment and property debt in properties at June 30, 2004 and December 31, 2003 (dollars in thousands) were:

			Total Investment in
		Operating	Real Estate		Property Debt
		Partnership’s
		Ownership	June 30,	December 31,	June 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2004	2003	2004	2003

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$159,163	$156,174	$56,437	$57,115
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	424,143	417,902	212,965	214,538
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	484,185	428,837	271,194	253,942
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	412,554	408,507	247,591	249,861
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	481,132	449,709	233,735	204,542
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	67,686	—	14,093	—

Total			$2,028,863	$1,861,129	$1,036,015	$979,998

(1)	Included 16 institutional investors as stockholders as of June 30, 2004.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Included 13 institutional investors as stockholders and one third-party limited partner as of June 30, 2004.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfond Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

      The following table distinguishes the minority interest liability as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003

	(Restated)	(Restated)
Joint venture partners	$698,549	$658,723
Held through AMB Property II, L.P.:
Class B common limited partnership units	2,724	2,781
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$865,357	$825,588

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interests’ share of income, including minority interests share of development profits, but excluding minority interests share of discontinued operations (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Joint Venture Partners	$9,259	$8,176	$18,127	$15,651
Joint Venture Partners’ share of development profits	606	—	606	—
Held through AMB Property II, L.P.:
Class B common limited partnership units	25	—	54	—
Series D preferred units (liquidation preference of $79,767)	1,546	1,546	3,091	3,091
Series E preferred units (liquidation preference of $11,022)	213	213	427	427
Series F preferred units (liquidation preference of $10,057)	200	266	400	532
Series H preferred units (liquidation preference of $42,000)	853	853	1,706	1,706
Series I preferred units (liquidation preference of $25,500)	510	510	1,020	1,020

Total minority interests’ share of income	$13,212	$11,564	$25,431	$22,427

      For a discussion of the redemption rights of the holders of the Class B common limited partnership units, see Footnote 9. Partners’ Capital to these Consolidated Financial Statements.

8.	Investments in Unconsolidated Joint Ventures

      The Operating Partnership’s unconsolidated joint ventures’ net equity investments at June 30, 2004 and December 31, 2003 (dollars in thousands) were:

			Square	June 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Alliance Partner	Feet	2004	2003	Percentage

1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$33,005	$31,548	56%
2. Pico Rivera	Los Angeles	Majestic Realty	855,600	834	1,091	50%
3. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	373	487	50%
4. Industrial Fund I, LLC	Various	Citigroup	2,326,334	3,598	4,173	15%
5. Sterling Distribution Center 1 & 2	Los Angeles	Majestic Realty	1,490,000	7,366	10,429	40%
6. Sterling Distribution Center 3	Los Angeles	Majestic Realty	390,000	3,543	2,214	50%
7. Airport Logistics Park of Singapore Phase I	Singapore	Boustead Projects	230,460	2,415	2,067	50%
8. Nash Logistics Center	Los Angeles	AMB - IAC	75,000	1,445	—	50%

Total Unconsolidated Joint Ventures			9,990,967	$52,579	$52,009

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Operating Partnership mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 99.5% of the Operating Partnership’s portfolio by rentable square

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 0.5% of the Operating Partnership’s portfolio is comprised of retail and other properties located in Southeast Florida, Atlanta and Boston. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Property NOI	$119,941	$107,380	$240,319	$215,722
Private capital income	2,922	3,555	5,351	5,916
Depreciation and amortization	(40,372)	(39,476)	(79,376)	(74,106)
General and administrative	(15,081)	(12,122)	(29,959)	(24,010)
Equity in earnings of unconsolidated joint ventures	944	1,622	2,653	2,857
Interest and other income	486	1,384	1,992	2,491
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	3,235	—	3,235	—
Interest, including amortization	(39,961)	(36,242)	(79,784)	(72,157)
Total minority interests’ share of income	(13,212)	(11,564)	(25,431)	(22,427)
Total discontinued operations	2,553	6,256	1,451	43,632

Net income	$21,455	$20,793	$40,451	$85,347

      The Operating Partnership’s gross investment in real estate by market was:

	Total Gross Investment as of

	June 30, 2004	December 31, 2003

Industrial domestic hub and gateway markets:
Atlanta	$273,146	$275,810
Chicago	386,447	381,364
Dallas/ Fort Worth	145,027	152,661
Los Angeles	904,132	854,896
Northern New Jersey/ New York	758,618	516,712
San Francisco Bay Area	873,428	862,173
Miami	333,318	329,107
Seattle	397,864	393,160
On-Tarmac	272,393	262,046

Total industrial domestic hub markets	4,344,373	4,027,929
Total industrial domestic target markets	840,428	764,097
Industrial domestic non-target markets and other	328,201	290,982
International target markets	217,744	160,974
Total retail and other markets	59,489	48,097
Construction in progress	272,216	199,628

Total investments in properties	$6,062,451	$5,491,707

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles gross investment in real estate by market to total assets:

	June 30, 2004	December 31, 2003

	(Restated)	(Restated)
Total investments in properties	$6,062,451	$5,491,707
Accumulated depreciation and amortization	(560,877)	(485,559)

Net investments in properties	5,501,574	5,006,148
Investments in unconsolidated joint ventures	52,579	52,009
Properties held for divestiture, net	39,246	11,751

Net investments in real estate	5,593,399	5,069,908
Cash and cash equivalents	116,757	127,678
Restricted cash	29,379	28,985
Mortgages receivable	23,594	43,145
Accounts receivable, net of allowance for doubtful accounts	96,524	88,452
Other assets	76,958	51,391

Total assets	$5,936,611	$5,409,559

12.	Commitments and Contingencies

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

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, originally filed with the U.S. Securities and Exchange Commission on August 9, 2004. See Note 2 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

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

Costs and Expenses	2004	2003	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs:
Rental expenses	$23.2	$20.7	$2.5	12.1%
Real estate taxes	19.6	17.4	2.2	12.6%

Total property operating costs	$42.8	$38.1	$4.7	12.3%

Property operating costs
U.S. industrial:
Same store	$36.2	$35.9	$0.3	0.8%
2003 acquisitions	2.7	0.1	2.6	2,600.0%
2004 acquisitions	1.3	—	1.3	—%
Development	0.1	0.8	(0.7)	(87.5)%
Other industrial	0.4	0.3	0.1	33.3%
International industrial	1.4	0.3	1.1	366.7%
Retail	0.7	0.7	—	—%

Total property operating costs	42.8	38.1	4.7	12.3%
Depreciation and amortization	40.4	39.5	0.9	2.3%
General and administrative	15.0	12.1	2.9	24.0%

Total costs and expenses	$98.2	$89.7	$8.5	9.5%

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

Costs and Expenses	2004	2003	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs:
Rental expenses	$47.1	$42.3	$4.8	11.3%
Real estate taxes	38.9	35.2	3.7	10.5%

Total property operating costs	$86.0	$77.5	$8.5	11.0%

Property operating costs:
U.S. industrial:
Same store	$73.3	$73.0	$0.3	0.4%
2003 acquisitions	5.4	0.1	5.3	5,300.0%
2004 acquisitions	1.8	—	1.8	—%
Development	0.7	1.6	(0.9)	(56.3)%
Other industrial	0.8	1.0	(0.2)	(20.0)%
International industrial	2.7	0.6	2.1	350.0%
Retail	1.3	1.2	0.1	8.3%

Total property operating costs	86.0	77.5	8.5	11.0%
Depreciation and amortization	79.3	74.1	5.2	7.0%
General and administrative	30.0	24.0	6.0	25.0%

Total costs and expenses	$195.3	$175.6	$19.7	11.2%

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

		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,

Paying Entity	Security	2004	2003	2004	2003

Operating Partnership	Common limited partnership units	$0.425	$0.415	$0.850	$0.830
Operating Partnership	Series A preferred units	n/a	$0.531	n/a	$1.063
Operating Partnership	Series B preferred units	n/a	$1.078	n/a	$2.156
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series L preferred units	$0.406	$0.036	$0.813	$0.036
Operating Partnership	Series M preferred units	$0.422	n/a	$0.844	n/a
AMB Property II, L.P	Class B common limited partnership units	$0.425	n/a	$0.850	n/a
AMB Property II, L.P	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P	Series E preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P	Series H preferred units	$1.016	$1.016	$2.031	$2.031
AMB Property II, L.P	Series I preferred units	$1.000	$1.000	$2.000	$2.000

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

      The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003(1)	2004	2003(1)

	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$21,455	$20,793	$40,451	$85,347
Income available to common unitholders attributable to limited partners	(959)	(867)	(1,783)	(4,202)
Gain from dispositions of real estate	(2,161)	(3,662)	(1,875)	(39,120)
Real estate related depreciation and amortization:
Total depreciation and amortization	40,372	39,476	79,376	74,106
Discontinued operations’ depreciation	87	184	731	2,007
Furniture, fixtures and equipment depreciation	(161)	(189)	(336)	(378)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	9,259	8,176	18,127	15,651
Limited partnership unitholders’ minority interests (NI)	702	532	1,615	1,831
Limited partnership unitholders’ minority interests (Development profits)	143	—	143	—
Discontinued operations’ minority interests (NI)	558	786	786	1,451
FFO attributable to minority interests	(18,118)	(15,519)	(35,979)	(30,502)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(944)	(1,622)	(2,653)	(2,857)
Our share of FFO	1,935	2,645	4,428	5,275
Preferred unit distributions	(3,373)	(5,186)	(6,746)	(10,301)

Funds from operations	$48,795	$45,547	$96,285	$98,308

Basic FFO per common unit	$0.56	$0.53	$1.11	$1.14

Diluted FFO per common unit	$0.55	$0.52	$1.08	$1.13

Weighted average common units:
Basic	86,824,795	85,852,418	86,653,067	85,904,056

Diluted	89,288,954	87,302,896	89,520,249	87,364,056

(1)	Effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the periods presented has been adjusted to reflect the changes.

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

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and six months ended June 30, 2004:

	Three Months	Six Months
	Ended	Ended
Same Store Pool(1)	June 30, 2004	June 30, 2004

Square feet in same store pool at June 30, 2004	78,788,957	78,788,957
% of total industrial square feet	86.3%	86.3%
Occupancy percentage at period end:
June 30, 2004	93.5%	93.5%
June 30, 2003	91.6%	91.6%
Tenant retention(2)	68.8%	63.5%
Rent decreases on renewals and rollovers	(15.2)%	(15.2)%
Same space square footage commencing (millions)	4.0	8.3
Cash basis NOI growth % increase (decrease):
Revenues	(4.2)%	(3.1)%
Expenses	1.2%	0.6%
NOI	(6.1)%	(4.4)%
NOI without lease termination fees	(1.6)%	(2.3)%

(1)	The same store pool excludes properties purchased and developments stabilized after December 31, 2002.

(2)	Tenant retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease, short-term tenants and the square footage of month-to-month leases.

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
Option to Sell MXN/Buy USD
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

      To reflect additional depreciation expense in this Form 10-Q/A, management has restated our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 originally filed with the U.S. Securities and Exchange Commission on August 9, 2004. Management and the audit committee of our general partner’s board of directors discussed with our independent auditors, PricewaterhouseCoopers LLP, and determined that this was the proper approach. On October 12, 2004, management and the audit committee of our general partner’s board of directors concluded that our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 originally filed with the U.S. Securities and Exchange Commission on August 9, 2004 should no longer be relied upon because of this error in such financial statements as addressed in Accounting Principles Board Opinion No. 20.

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer, president and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the material weakness described above, the chief executive officer, president and chief financial officer of our general partner concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2004, the end of the quarter covered by this report. However, in light of the implementation of the new remediation measures described above, the chief executive officer, president and chief financial officer of our general partner believe, as of the date of this report, management has taken appropriate action to modify our internal control over financial reporting relating to ground lease depreciation and remediate this material weakness. The changes in our internal control over financial reporting discussed above materially affected our internal control over financial reporting.

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

      At its Annual Meeting of Stockholders on May 20, 2004, its stockholders also ratified the selection of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending December 31, 2004. The stockholders’ votes with respect to the ratification of PricewaterhouseCoopers LLP as its independent auditors were as follows:

				Broker
	For	Against	Absentions	Non-votes

Ratification of PricewaterhouseCoopers LLP	62,036,337	780,572	26,198	0

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.2	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.3	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

Exhibit
Number	Description

10.4	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).
10.5	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 9, 2004

Exhibit Index

Exhibit
Number	Description

10.1	Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.2	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.3	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.4	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).
10.5	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.