Form 10-Q
period 2004-09-30
AMB PROPERTY LP
filed 2004-11-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003 (Restated)

	September 30,	December 31,
	2004	2003

		(Restated)

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,527,247	$1,403,807
Buildings and improvements	4,263,195	3,888,272
Construction in progress	512,087	199,628

Total investments in properties	6,302,529	5,491,707
Accumulated depreciation and amortization	(595,438)	(485,559)

Net investments in properties	5,707,091	5,006,148
Investments in unconsolidated joint ventures	48,601	52,009
Properties held for contribution, net	11,854	—
Properties held for divestiture, net	59,924	11,751

Net investments in real estate	5,827,470	5,069,908
Cash and cash equivalents	116,378	127,678
Restricted cash	57,945	28,985
Mortgages receivable	23,068	43,145
Accounts receivable, net of allowance for doubtful accounts	102,078	88,452
Other assets	94,711	51,391

Total assets	$6,221,650	$5,409,559

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt including unamortized premium	$1,617,944	$1,363,890
Unsecured senior debt securities	1,025,000	925,000
Unsecured debt	9,182	9,628
Unsecured credit facilities	583,864	275,739

Total debt	3,235,990	2,574,257
Distributions payable	40,898	39,076
Accounts payable and other liabilities	237,452	148,019

Total liabilities	3,514,340	2,761,352
Commitments and contingencies (Notes 3 and 12)
Minority interests:
Joint venture partners	701,639	658,723
Preferred unitholders	203,260	166,865

Total minority interests	904,899	825,588
Partners’ capital:
General partner, 82,689,635 and 81,563,502 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,639,267	1,657,137
Limited partners, 4,604,910 and 4,618,242 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	163,144	165,482

Total partners’ capital	1,802,411	1,822,619

Total liabilities and partners’ capital	$6,221,650	$5,409,559

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months ended September 30, 2004 and 2003 (Restated)

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

	(Unaudited, dollars in thousands,
	except share and per share amounts)
REVENUES
Rental revenues	$173,803	$145,466	$497,000	$434,589
Private capital income	2,726	1,928	8,077	7,844

Total revenues	176,529	147,394	505,077	442,433

COSTS AND EXPENSES
Property operating expenses	(24,678)	(21,910)	(70,963)	(63,627)
Real estate taxes	(19,275)	(17,219)	(57,617)	(51,923)
Depreciation and amortization	(42,099)	(33,734)	(120,998)	(102,847)
Impairment losses	—	—	—	(5,251)
General and administrative	(15,747)	(10,824)	(45,706)	(34,834)

Total costs and expenses	(101,799)	(83,687)	(295,284)	(258,482)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	603	1,365	3,256	4,222
Interest and other income	1,295	653	3,283	3,144
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	1,521	5,512	4,756	5,512
Interest, including amortization	(40,324)	(35,562)	(118,449)	(107,132)

Total other income and expenses, net	(36,905)	(28,032)	(107,154)	(86,825)

Income before minority interests and discontinued operations	37,825	35,675	102,639	97,126

Minority interests’ share of income:
Joint venture partners’ share of operating income	(10,302)	(9,546)	(28,978)	(24,712)
Joint venture partners’ share of development profits	(66)	(3,331)	(672)	(3,331)
Preferred unitholders	(3,378)	(3,322)	(10,076)	(10,098)

Total minority interests’ share of income	(13,746)	(16,199)	(39,726)	(38,141)

Income from continuing operations	24,079	19,476	62,913	58,985

Discontinued operations:
Income (loss) attributable to discontinued operations, net of minority interests	185	2,030	(181)	14,357
Gains from dispositions of real estate, net of minority interests	11,051	8,338	13,034	41,849

Total discontinued operations	11,236	10,368	12,853	56,206

Net income	35,315	29,844	75,766	115,191
Series A, L and M preferred unit distributions	(1,783)	(1,470)	(5,349)	(5,788)
Series B, J and K preferred unit distributions	(1,590)	(2,992)	(4,770)	(8,975)
Preferred unit redemption issuance costs	—	(3,671)	—	(3,671)

Net income available to common unitholders	$31,942	$21,711	$65,647	$96,757

INCOME AVAILABLE TO COMMON UNITHOLDERS ATTRIBUTABLE TO:
General partner	$30,266	$20,547	$62,188	$91,391
Limited partners	1,676	1,164	3,459	5,366

Net income available to common unitholders	$31,942	$21,711	$65,647	$96,757

BASIC INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.24	$0.13	$0.61	$0.47
Discontinued operations	0.13	0.12	0.15	0.66

Net income available to common unitholders	$0.37	$0.25	$0.76	$1.13

DILUTED INCOME PER COMMON UNIT
Income from continuing operations (includes preferred unit distributions)	$0.23	$0.13	$0.59	$0.46
Discontinued operations	0.12	0.12	0.14	0.65

Net income available to common unitholders	$0.35	$0.25	$0.73	$1.11

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	86,943,931	85,776,251	86,749,022	85,874,579

Diluted	90,146,245	87,399,544	89,764,633	87,342,075

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003 (Restated)

	2004	2003

		(Restated)

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,766	$115,191
Adjustments to net income:
Straight-line rents	(11,251)	(6,832)
Depreciation and amortization	120,998	102,847
Impairment losses	—	5,251
Stock-based compensation amortization	7,943	6,000
Recognition of below market leases	(710)	—
Equity in earnings of unconsolidated joint ventures	(3,256)	(4,222)
Gains from dispositions of real estate	—	(7,429)
Development profits, net of taxes	(4,756)	(5,512)
Debt premiums, discounts and finance cost amortization, net	(336)	1,577
Total minority interests’ share of net income	39,726	38,141
Discontinued operations:
Depreciation and amortization	1,733	2,346
Joint venture partners’ share of net income	2,474	2,414
Gains from dispositions of real estate, net of minority interests	(13,034)	(41,849)
Changes in assets and liabilities:
Accounts receivable and other assets	(9,708)	(27,697)
Accounts payable and other liabilities	26,794	(6,512)

Net cash provided by operating activities	232,383	173,714

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(30,896)	3,828
Cash paid for property acquisitions	(300,802)	(176,498)
Additions to land, buildings, development costs and other first generation improvements	(470,934)	(188,165)
Net proceeds from divestiture of real estate	103,987	355,986
Additions to interests in unconsolidated joint ventures	(4,547)	(22,071)
Distributions received from unconsolidated joint ventures	12,339	34,775
Repayment of mortgage receivable	20,077	—

Net cash (used in) provided by investing activities	(670,776)	7,855

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured debt	200,016	148,450
Payments on secured debt	(81,719)	(126,972)
Payments on unsecured debt	(446)	—
Borrowings on unsecured credit facilities	683,463	314,843
Payments on unsecured credit facilities	(377,324)	(321,000)
Borrowings on Alliance Fund II credit facility	—	8,000
Payments on Alliance Fund II credit facility	—	(53,500)
Payment of financing fees	(7,422)	(2,625)
Net proceeds from issuances of senior debt securities	99,142	—
Issuance of common units	20,133	4,774
Repurchase and retirement of common and preferred units	—	(121,239)
Net proceeds from issuances of preferred units	—	48,221
Repurchase of preferred units,	—	(3,172)
Issuance costs on preferred units	(169)	—
Contributions from co-investment partners	43,604	158,718
Distributions paid to partners	(113,763)	(122,717)
Distributions to minority interests, including preferred units	(43,471)	(75,083)

Net cash provided by (used in) financing activities	422,044	(143,302)

Effect of exchange rate changes on cash and cash equivalents	5,049	779

Net (decrease) increase in cash and cash equivalents	(11,300)	39,046
Cash and cash equivalents at beginning of period	127,678	89,332

Cash and cash equivalents at end of period	$116,378	$128,378

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$108,220	$105,469
Acquisition of properties	$490,846	$188,384
Non-cash transactions:
Assumption of secured debt	(130,588)	(7,676)
Assumption of other assets and liabilities	(52,302)	—
Acquisition capital	(5,319)	(4,210)
Minority interest’s contributions	(1,835)	—

Net cash paid	$300,802	$176,498

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2004

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

				(Restated)				(Restated)	(Restated)

	(Unaudited, dollars in thousands)
Balance at December 31, 2003 (Restated)	4,300,000	$103,373	81,563,502	$1,553,764	1,600,000	$77,815	4,618,242	$87,667	$1,822,619
Comprehensive income:
Net income	—	5,349	—	62,188	—	4,770	—	3,459	—
Unrealized gain on securities	—	—	—	(812)	—	—	—	—	—
Currency translation adjustment	—	—	—	(178)	—	—	—	—	—
Total comprehensive income								—	74,776
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	201,413	12,695	—	—	—	—	12,695
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	911,388	20,133	—	—	—	—	20,133
Conversion of operating partnership units to common stock	—	—	13,332	457	—	—	(13,332)	(254)	203
Forfeiture of restricted units	—	—	—	(646)	—	—	—	—	(646)
Deferred compensation	—	—	—	(12,695)	—	—	—	—	(12,695)
Deferred compensation amortization	—	—	—	7,943	—	—	—	—	7,943
Reallocation of interests	—	—	—	(1,320)	—	—	—	515	(805)
Issuance costs	—	(169)	—	—	—	—	—	—	(169)
Distributions	—	(5,349)	—	(105,466)	—	(4,770)	—	(6,058)	(121,643)

Balance as of September 30, 2004	4,300,000	$103,204	82,689,635	$1,536,063	1,600,000	$77,815	4,604,910	$85,329	$1,802,411

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

      As of September 30, 2004, the Company owned an approximate 94.6% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 5.4% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of September 30, 2004, the Operating Partnership had investments in seven co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. AMB Capital Partners and Headlands Realty Corporation are wholly-owned direct or indirect subsidiaries of the Operating Partnership.

      As of September 30, 2004, the Operating Partnership owned 991 operating industrial buildings and four retail and other properties, aggregating approximately 91.6 million rentable square feet, located in 35 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade. As of September 30, 2004, the Operating Partnership’s industrial buildings, principally warehouse distribution buildings, encompassed approximately 91.1 million rentable square feet and were 94.6% leased. As of September 30, 2004, the Operating Partnership’s retail centers, principally grocer-anchored community shopping centers, and other properties encompassed approximately 0.4 million rentable square feet and were 27.9% leased.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2004, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million rentable square feet. In addition, the Operating Partnership had investments in industrial operating properties, totaling approximately 8.0 million rentable square feet, through unconsolidated joint ventures. As of September 30, 2004, the Operating Partnership also had investments in industrial development projects throughout the United States and in Japan, Mexico, Singapore and Spain, which are expected to total approximately 9.4 million square feet. Some of the development projects in the U.S. were available for sale. See Note 4: Gains from Dispositions of Real Estate, Development Sales and Discontinued Operations: Properties Held for Divestiture.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three and nine months ended September 30, 2004 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2003.

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

      Restatement. On October 12, 2004, the Company announced a restatement of depreciation expense for its prior period results relating to 39 buildings in its portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of its accounting policies and internal control over financial reporting, management determined that it should have depreciated certain of its investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that the Operating Partnership holds in fee simple. The Operating Partnership did not segregate these assets into a separate expected useful life category for depreciation purposes. In connection with correcting this error, the Operating Partnership has taken appropriate action to modify its system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. To reflect additional depreciation expense, management has restated the Operating Partnership’s previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003, and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements on Consolidated Balance Sheets

	December 31, 2003

	As Previously
	Reported	As Restated

	(Amounts in thousands)
Accumulated depreciation and amortization	$(474,452)	$(485,559)
Net investments in properties	$5,017,255	$5,006,148
Minority interests:
Joint venture partners	$659,487	$658,723
Total partners’ capital	$1,832,962	$1,822,619

Restatements on Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003		September 30, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands, except per share amounts)
Depreciation and amortization	$(32,584)	$(33,734)	$(99,269)	$(102,847)
Minority interests’ share of income:
Joint venture partners’ share of operating income	$(9,809)	$(9,546)	$(26,410)	$(24,712)
Net income	$31,183	$29,844	$119,008	$115,191
Net income available to common unitholders	$23,050	$21,711	$100,574	$96,757
Basic income per common unit:
Net income available to common unitholders	$0.27	$0.25	$1.17	$1.13
Diluted income per common unit:
Net income available to common unitholders	$0.26	$0.25	$1.15	$1.11

      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Operating Partnership believes that there are no impairments of the carrying values of its investments in real estate as of September 30, 2004.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $35.3 million and $27.0 million (restated) for the three months ended September 30, 2004 and 2003, respectively. Comprehensive income was $74.8 million and $112.5 million (restated) for the nine months ended September 30, 2004 and 2003, respectively.

      Stock-based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $1.0 million and $0.6 million during the three months ended September 30, 2004 and 2003, respectively, and $3.0 million and $1.8 million during the nine months ended September 30, 2004 and 2003, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $1.4 million for both the three months ended September 30, 2004 and 2003, and $4.9 million and $4.2 million during the nine months ended September 30, 2004 and 2003, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.

      Had compensation costs for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Reduction to net income	$247	$399	$857	$1,217
Adjusted net income available to common unitholders	$31,695	$21,312	$64,790	$95,540
Adjusted earnings per unit:
Basic	$0.37	$0.25	$0.75	$1.11
Diluted	$0.35	$0.24	$0.72	$1.09

3.	Real Estate Acquisition and Development Activity

      During the three months ended September 30, 2004, the Operating Partnership acquired two industrial buildings, aggregating approximately 0.6 million square feet for a total expected investment of $51.6 million, of which the Operating Partnership acquired one industrial building aggregating approximately 0.1 million square feet through one of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $5.7 million. Year-to-date through September 30, 2004, the Operating Partnership acquired 48 industrial buildings, aggregating approximately 4.6 million square feet for a total expected investment of $490.8 million, of which the Operating Partnership acquired 36 industrial buildings aggregating approximately 2.0 million square feet through three of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $137.7 million. During the three months ended September 30, 2003, the Operating Partnership acquired 13 industrial buildings, aggregating approximately 0.8 million square feet for a total expected investment of $57.4 million, of which the Operating Partnership acquired six industrial buildings aggregating approximately 0.5 million square feet through two of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $27.3 million. During the nine months ended September 30, 2003, the Operating Partnership acquired 31 industrial buildings, aggregating approximately 3.2 million square

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feet for a total expected investment of $188.4 million, of which the Operating Partnership acquired 23 industrial buildings aggregating approximately 2.8 million square feet through two of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $154.6 million.

      For the quarter ended September 30, 2004, the Operating Partnership initiated four new industrial development projects in North America with a total expected investment of $59.4 million, aggregating approximately 0.7 million square feet, and three new industrial development projects in Japan and Singapore with a total expected investment of $286.3 million, aggregating approximately 2.0 million square feet. During the nine months ended September 30, 2004, the Operating Partnership initiated nine new industrial development projects in North America with a total expected investment of $128.9 million, aggregating approximately 1.8 million square feet, and four new industrial development projects in Japan and Singapore with a total expected investment of $368.8 million, aggregating approximately 2.7 million square feet. During the three months ended September 30, 2003, the Operating Partnership initiated two new industrial development projects in North America with a total expected investment of $67.5 million, aggregating approximately 1.6 million square feet. During the nine months ended September 30, 2003, the Operating Partnership initiated ten new industrial development projects in North America with a total expected investment of $146.0 million, aggregating approximately 3.1 million square feet.

      During the three months ended September 30, 2004, the Operating Partnership completed two industrial buildings with a total expected investment at $15.4 million, aggregating approximately 0.4 million square feet. During the nine months ended September 30, 2004, the Operating Partnership completed four industrial buildings with a total expected investment at $42.3 million, aggregating approximately 0.8 million square feet. During the three months ended September 30, 2003, the Operating Partnership completed three industrial buildings with a total expected investment at $21.5 million, aggregating approximately 0.4 million square feet. During the nine months ended September 30, 2003, the Operating Partnership completed seven industrial buildings with a total expected investment at $49.4 million, aggregating approximately 0.8 million square feet.

      As of September 30, 2004, the Operating Partnership had in its development pipeline: (1) 27 industrial projects, which will total approximately 8.6 million square feet and will have an aggregate estimated investment of $689.3 million upon completion, of which five industrial projects with a total of 2.2 million square feet and an aggregate estimated investment of $90.9 million upon completion are held in unconsolidated joint ventures, and (2) five development projects available for sale, which will total approximately 0.9 million square feet and will have an aggregate estimated investment of $44.5 million upon completion. As of September 30, 2004, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $384.2 million and needed to fund an estimated additional $349.6 million in order to complete current and planned projects. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the third quarter of 2006. Significant land acquisitions in the third quarter included the purchase of 478 acres of land for industrial warehouse developments in various U.S. markets for $36.7 million. Significant land acquisitions for the nine months ended September 30, 2004 included the purchase of 640 acres of land for industrial warehouse developments in various U.S. markets and Mexico City for $68.3 million.

4.	Gains from Dispositions of Real Estate, Development Sales and Discontinued Operations

      Gains from Dispositions of Real Estate. On February 19, 2003, the Operating Partnership contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its unconsolidated joint venture, Industrial Fund I, LLC. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors in exchange for cash. For the three and nine months ended September 30, 2004, no such gains were recognized by the Operating Partnership.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Development Sales. During the three months ended September 30, 2004, the Operating Partnership sold one land parcel and three development projects as part of its development-for-sale program, aggregating approximately 0.1 million square feet, for an aggregate price of $13.8 million, resulting in an after-tax gain of $1.5 million. During the nine months ended September 30, 2004, the Operating Partnership sold five land parcels and four development projects as part of its development-for-sale program, aggregating approximately 0.2 million square feet, for an aggregate price of $27.8 million, resulting in an after-tax gain of $4.8 million. During the three and nine months ended September 30, 2003, the Operating Partnership sold three development-for-sale projects, aggregating approximately 0.2 million square feet, for an aggregate price of $32.1 million, resulting in an after-tax gain of $5.5 million.

      Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). During the three months ended September 30, 2004, the Operating Partnership divested itself of five industrial buildings and two retail centers, aggregating approximately 0.8 million square feet, for an aggregate price of $62.8 million, with a resulting net gain of $10.5 million. During the nine months ended September 30, 2004, the Operating Partnership divested itself of seven industrial buildings, two retail centers and one office building, aggregating approximately 1.2 million square feet, for an aggregate price of $80.7 million, with a resulting net gain of $12.3 million. During the three months ended September 30, 2003, the Operating Partnership divested itself of nine industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $102.2 million, with a resulting net gain of $7.9 million. During the nine months ended September 30, 2003, the Operating Partnership divested itself of 21 industrial buildings and one retail center, aggregating approximately 2.6 million square feet, for an aggregate price of $244.3 million, with a resulting net gain of $39.6 million.

      Properties Held for Contribution. As of September 30, 2004, the Operating Partnership held for contribution to a future co-investment joint venture one industrial building with an aggregate net book value of $11.9 million, which, when contributed to the joint ventures, will reduce the Operating Partnership’s current ownership interest from approximately 90% to an expected range of 20-50%. This asset is not being held for divestiture under SFAS No. 144.

      Properties Held for Divestiture. As of September 30, 2004, the Operating Partnership held for divestiture 14 industrial buildings and three undeveloped land parcels with an aggregate net book value of $59.9 million. These properties are not in the Operating Partnership’s core markets, do not meet its current strategic objectives or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Rental revenues	$4,690	$5,725	$8,585	$28,000
Straight-line rents	(291)	101	37	27
Property operating expenses	(559)	(902)	(1,746)	(3,391)
Real estate taxes	(313)	(792)	(1,203)	(2,669)
Depreciation and amortization	(525)	(597)	(1,733)	(2,346)
Interest, including amortization	(609)	(476)	(1,647)	(2,850)
Joint venture partners’ share of income	(2,208)	(1,029)	(2,474)	(2,414)

Income (loss) attributable to discontinued operations	$185	$2,030	$(181)	$14,357

      As of September 30, 2004 and December 31, 2003, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003

Accounts receivable, net	$925	$—
Other assets	$50	$116
Accounts payable and other liabilities	$1,421	$7

5.	Mortgage Receivable

      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds various other mortgages receivable from property sales. The Operating Partnership’s mortgages receivable at September 30, 2004 and December 31, 2003 consisted of the following (dollars in thousands):

			September 30,	December 31,		Ownership
Mortgage Receivable	Market	Maturity	2004	2003	Rate	Percentage(1)

1. Pier 1	San Francisco Bay Area	May 2026	$12,966	$13,042	13.0%	0.1%
2. Platinum Distribution Center	No. New Jersey	February 2004	—	19,500	6.0%	20.0%
3. Platinum Distribution Center	No. New Jersey	November 2006	800	1,300	12.0%	20.0%
4. North Bay Distribution Center/ BAB	San Francisco Bay Area	December 2004	7,040	7,040	5.5%	100.0%
5. North Bay Distribution Center/ Corovan	San Francisco Bay Area	December 2004	2,262	2,263	7.3%	100.0%

Total Mortgages Receivable			$23,068	$43,145

(1)	Represents the Operating Partnership’s ownership percentage in the co-investment joint venture or entity that holds the mortgage investment.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

      As of September 30, 2004 and December 31, 2003, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003

Operating Partnership secured debt, varying interest rates from 2.9% to 10.4%, due April 2005 to January 2012 (weighted average interest rates of 7.3% and 8.1% at September 30, 2004 and December 31, 2003, respectively)	$297,268	$291,516
Consolidated joint venture secured debt, varying interest rates from 2.9% to 9.5%, due June 2005 to June 2023 (weighted average interest rate of 6.5% and 6.7% at September 30, 2004 and December 31, 2003, respectively)	1,308,077	1,061,585
Unsecured senior debt securities, varying interest rates from 2.4% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.5% and 6.8% at September 30, 2004 and December 31, 2003, respectively)	1,025,000	925,000
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	9,182	9,628
Unsecured credit facilities, variable interest rate, due May 2006 through June 2007 (weighted average interest rates of 2.0% and 1.9% at September 30, 2004 and December 31, 2003, respectively)	583,864	275,739

Total debt before unamortized premiums	3,223,391	2,563,468
Unamortized premiums	12,599	10,789

Total consolidated debt	$3,235,990	$2,574,257

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by mortgages or deeds of trust on certain properties and is generally non-recourse. As of September 30, 2004 and December 31, 2003, the total gross investment book value of those properties securing the debt was $3.0 billion and $2.6 billion, respectively, including $2.3 billion and $1.8 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for eight loans with an aggregate principal amount of $69.4 million as of September 30, 2004, which bear interest at variable rates (weighted average interest rate of 4.5% as of September 30, 2004). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of September 30, 2004 and December 31, 2003. As of September 30, 2004, the Operating Partnership had certain non-recourse, secured loans, which are cross-collateralized by multiple properties.

      As of September 30, 2004, the Operating Partnership had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.5% and had an average term of 4.9 years. These unsecured senior debt securities include $100.0 million in notes, which are putable and callable in September 2005, $400.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program. As of September 30, 2004, the Operating Partnership’s 2002 medium-term note program had a remaining capacity of $175.0 million. The Operating Partnership intends to continue to issue medium-term notes, guaranteed by the Company, under its 2002 program from time to time and as market conditions permit. The unsecured senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of September 30, 2004.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 16, 2004, the Operating Partnership issued $100.0 million aggregate principal amount of medium-term notes under its 2002 program. The Company guaranteed the principal amount and interest on the notes, which mature on March 1, 2009, and bear interest at 3.5% per annum.

      On June 1, 2004, the Operating Partnership completed the early renewal of its senior unsecured revolving line of credit in the amount of $500.0 million. The Company remains a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces the Operating Partnership’s previous $500.0 million credit facility that was to mature in December 2005. The line is priced at 60 basis points over the applicable LIBOR index, with an annual facility fee of 20 basis points, based on the current credit rating of the Operating Partnership’s long-term debt. The revolving credit facility contains customary and other affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Operating Partnership’s unencumbered properties. As of September 30, 2004, the outstanding balance on the credit facility was $363.6 million and the remaining amount available was $122.3 million, net of outstanding letters of credit of $14.1 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on September 30, 2004, would equal approximately $96.5 million and $77.1 million in U.S. dollars, respectively. As of September 30, 2004, the Operating Partnership had an additional outstanding balance of $26.6 million on other credit facilities. Management believes that the Operating Partnership was in compliance with its financial covenants at September 30, 2004.

      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on September 30, 2004, equals approximately $218.1 million U.S. dollars. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. The revolving credit facility contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. As of September 30, 2004, the outstanding balance on this credit facility, using the exchange rate in effect at September 30, 2004, was $193.6 million U.S. dollars. Management believes that Operating Partnership was in compliance with its financial covenants at September 30, 2004.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2004, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating
	Partnership	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2004	$2,141	$6,394	$—	$154	$—	$8,689
2005	42,629	67,692	250,000	647	—	360,968
2006	80,687	72,065	75,000	698	26,600	255,050
2007	12,850	72,777	75,000	752	557,264	718,643
2008	31,047	173,752	175,000	810	—	380,609
2009	2,059	112,994	100,000	873	—	215,926
2010	67,791	141,429	75,000	941	—	285,161
2011	56,023	369,063	75,000	1,014	—	501,100
2012	2,041	165,061	—	1,093	—	168,195
2013	—	87,665	75,000	920	—	163,585
Thereafter	—	39,185	125,000	1,280	—	165,465

Total	$297,268	$1,308,077	$1,025,000	$9,182	$583,864	$3,223,391

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 42.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

      The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

markets nationwide. The Operating Partnership’s co-investment joint ventures’ total investment and property debt in properties at September 30, 2004 and December 31, 2003 (dollars in thousands) were:

			Total Investment
		Operating	in Real Estate		Property Debt
		Partnership’s
		Ownership	September 30,	December 31,	September 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2004	2003	2004	2003

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$161,165	$156,174	$52,115	$57,115
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	419,595	417,902	212,189	214,538
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	482,733	428,837	266,490	253,942
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	415,102	408,507	246,657	249,861
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	483,777	449,709	232,762	204,542
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	97,895	—	44,765	—
AMB Institutional Alliance Fund III	N/A (6)		422,161	—	178,539	—

Total Co-investment Joint Ventures			$2,482,428	$1,861,129	$1,233,517	$979,998

(1)	Included 16 institutional investors as stockholders as of September 30, 2004.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Included 13 institutional investors as stockholders and one third-party limited partner as of September 30, 2004.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	The Operating Partnership expects to raise third party equity in the fourth quarter of 2004, reducing its current ownership interest from approximately 100% to an expected range of 20-50%. See Note 13 — Subsequent Event.

      The following table distinguishes the minority interest liability as of September 30, 2004 and December 31, 2003 (restated) (dollars in thousands):

	September 30,	December 31,
	2004	2003

		(Restated)
Joint venture partners	$701,639	$658,723
Held through AMB Property II, L.P.:
Class B common limited partnership units	2,697	2,781
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800
Series N preferred units (liquidation preference of $36,479)	36,479	—

Total minority interests	$904,899	$825,588

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Joint Venture Partners	$10,302	$9,546	$28,978	$24,712
Joint Venture Partners’ share of development profits	66	3,331	672	3,331
Held through AMB Property II, L.P.:
Class B common limited partnership units	26	—	80	—
Series D preferred units (liquidation preference of $79,767)	1,545	1,545	4,636	4,636
Series E preferred units (liquidation preference of $11,022)	214	214	641	641
Series F preferred units (liquidation preference of $10,057)	200	200	600	732
Series H preferred units (liquidation preference of $42,000)	853	853	2,559	2,559
Series I preferred units (liquidation preference of $25,500)	510	510	1,530	1,530
Series N preferred units (liquidation preference of $36,479)	30	—	30	—

Total minority interests’ share of income	$13,746	$16,199	$39,726	$38,141

      The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the partnership agreements. The minority interests associated with these consolidated joint ventures represent mandatorily redeemable interests as defined in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As of September 30, 2004 and December 31, 2003, the aggregate book value of the minority interests in the accompanying consolidated balance sheet were $701.6 million and $658.7 million (restated), respectively, and the Operating Partnership believes that the aggregate settlement value of these interests were approximately $812.1 million and $729.2 million, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships. The FASB has deferred indefinitely the implementation of SFAS 150 as it applies to certain minority interests in finite-lived entities. While the Operating Partnership adopted the disclosure requirements of SFAS 150 in the third quarter of 2003, there was no impact on the Operating Partnership’s financial position, results of operations or cash flows due to this deferral.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Unconsolidated Joint Ventures

      The Operating Partnership’s unconsolidated joint ventures’ net equity investments at September 30, 2004 and December 31, 2003 (dollars in thousands) were:

			Square	September 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Alliance Partner	Feet	2004	2003	Percentage

1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$33,467	$31,548	56%
2. Pico Rivera	Los Angeles	Majestic Realty	855,600	748	1,091	50%
3. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	288	487	50%
4. Industrial Fund I, LLC	Various	Citigroup	2,326,334	3,559	4,173	15%
5. Singapore Airport Logistics Center Bldg I	Singapore	Boustead Projects	230,460	2,508	2,067	50%
6. Singapore Airport Logistics Center Bldg II	Singapore	Boustead Projects	254,267	61	—	50%
7. Sterling Distribution Center 1 & 2	Los Angeles	Majestic Realty	1,490,000	4,653	10,429	40%
8. Sterling Distribution Center 3	Los Angeles	Majestic Realty	390,000	1,977	2,214	50%
9. Nash Logistics Center	Los Angeles	AMB - IAC	75,000	1,340	—	50%

Total Unconsolidated Joint Ventures			10,245,234	$48,601	$52,009

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

      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the nine months ended September 30, 2004, the Operating Partnership redeemed 13,332 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

      During 2003, the Company repurchased and retired 812,900 shares of its common stock for an aggregate purchase price of $21.2 million, including commissions. In December 2003, the Company’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million worth of common stock. During the nine months ended September 30, 2004, the Company did not repurchase any shares of its common stock and, accordingly, the Operating Partnership did not redeem any general partnership units.

      On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and an indirect subsidiary of the Company, owns an approximate 1.0% general partnership interest and the Operating Partnership owns an approximate 99% common limited partnership interest, issued 729,582 5.0% Series N cumulative redeemable preferred limited partnership units at a price of $50.00 per unit. The Series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution of certain parcels of land that are located in multiple markets to AMB Property II, L.P. Beginning September 25, 2006 and until and including September 25, 2009, the Series N preferred units may be redeemed by AMB Property II, L.P. at a redemption price equal to 99.5% of the original $50.00 per unit capital contribution, plus all accrued and unpaid distributions to the date of redemption, which shall be paid solely out of capital contributed to AMB Property II, L.P. by Texas AMB I, LLC or the Operating Partnership (other than with respect to the accumulated but unpaid distributions). Pursuant to a Put Agreement, dated September 24, 2004, by and between Robert Pattillo Properties, Inc. and the Operating Partnership, beginning on June 1, 2005 and until January 15, 2006, the holders of the Series N preferred units will have the right to sell all, but not less than all, of such units to the Operating Partnership (or to certain designees) at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale.

      During the nine months ended September 30, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The Series L Preferred Stock is redeemable at the option of the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of $48.4 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem its 8.5% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, and the Company also paid all accumulated and unpaid dividends thereon to the redemption date.

      As of September 30, 2004, the Operating Partnership had outstanding 82,689,635 common general partnership units, 4,604,910 common limited partnership units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, 800,000 7.95% Series K Cumulative Redeemable Partnership Units, 2,000,000 6.5% Series L Cumulative Redeemable Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Partnership Units.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the distributions paid per unit:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,

Paying Entity	Security	2004	2003	2004	2003

Operating Partnership	Common limited partnership units	$0.425	$0.415	$1.275	$1.245
Operating Partnership	Series B preferred units	n/a	$1.078	n/a	$3.234
Operating Partnership	Series J preferred units	$0.994	$0.994	$2.981	$2.981
Operating Partnership	Series K preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.425	n/a	$1.275	n/a
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$3.047	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$3.000
AMB Property II, L.P.	Series N preferred units	$0.042	n/a	$0.042	n/a

10.	Income Per Unit

      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the three and nine months ended September 30, 2004 and 2003 were stock options and restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

WEIGHTED AVERAGE COMMON UNITS
Basic	86,943,931	85,776,251	86,749,022	85,874,579
Stock options and restricted stock	3,202,314	1,623,293	3,015,611	1,467,496

Diluted weighted average common units	90,146,245	87,399,544	89,764,633	87,342,075

11.	Segment Information

      The Operating Partnership mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 99.5% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 0.5% of the Operating Partnership’s portfolio is comprised of retail and other properties located in Southeast Florida and Atlanta. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,

Segments	2004	2003	2004	2003

Industrial domestic hub and gateway markets:
Atlanta	$7,547	$7,491	$5,847	$6,132
Chicago	11,139	10,826	7,302	7,162
Dallas/ Fort Worth	4,080	4,336	2,650	2,773
Los Angeles	26,296	23,400	20,715	18,675
Northern New Jersey/ New York	17,842	12,589	12,656	8,104
San Francisco Bay Area	30,329	24,447	25,143	19,135
Miami	7,947	8,072	5,417	5,933
Seattle	10,587	8,721	8,293	6,718
On-Tarmac	12,757	12,647	7,244	7,106

Total industrial domestic hub markets	128,524	112,529	95,267	81,738
Total industrial domestic target markets	27,847	38,006	19,885	26,393
Total industrial domestic non-target markets	10,323	(6,113)	8,854	(3,466)
International target markets	7,057	1,704	6,408	1,764
Straight-line rents	2,593	2,579	2,593	2,579
Total retail and other markets	1,858	2,587	370	1,461
Discontinued operations	(4,399)	(5,826)	(3,527)	(4,132)

Total	$173,803	$145,466	$129,850	$106,337

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)

	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,

Segments	2004	2003	2004	2003

Industrial domestic hub and gateway markets:
Atlanta	$22,688	$21,759	$17,729	$17,436
Chicago	32,609	32,938	21,960	22,422
Dallas/ Fort Worth	11,681	12,599	7,603	8,229
Los Angeles	76,952	69,385	60,774	55,498
Northern New Jersey/ New York	46,298	39,440	32,015	25,980
San Francisco Bay Area	76,740	85,066	61,877	70,343
Miami	24,546	24,114	17,027	17,178
Seattle	30,987	22,268	24,239	17,427
On-Tarmac	40,899	35,521	23,160	19,400

Total industrial domestic hub markets	363,400	343,090	266,384	253,913
Total industrial domestic target markets	81,671	76,999	59,118	55,353
Total industrial domestic non-target markets	25,322	21,177	19,576	14,821
International target markets	18,578	4,097	15,257	3,608
Straight-line rents	11,251	6,832	11,251	6,832
Total retail and other markets	5,400	10,421	2,507	6,479
Discontinued operations	(8,622)	(28,027)	(5,673)	(21,967)

Total	$497,000	$434,589	$368,420	$319,039

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Property NOI	$129,850	$106,337	$368,420	$319,039
Private capital income	2,726	1,928	8,077	7,844
Depreciation and amortization	(42,099)	(33,734)	(120,998)	(102,847)
Impairment losses	—	—	—	(5,251)
General and administrative	(15,747)	(10,824)	(45,706)	(34,834)
Equity in earnings of unconsolidated joint ventures	603	1,365	3,256	4,222
Interest and other income	1,295	653	3,283	3,144
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	1,521	5,512	4,756	5,512
Interest, including amortization	(40,324)	(35,562)	(118,449)	(107,132)
Total minority interests’ share of income	(13,746)	(16,199)	(39,726)	(38,141)
Total discontinued operations	11,236	10,368	12,853	56,206

Net income	$35,315	$29,844	$75,766	$115,191

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership’s gross investment in real estate by market was:

	Total Gross Investment as of

	September 30, 2004	December 31, 2003

Industrial domestic hub and gateway markets:
Atlanta	$278,339	$275,810
Chicago	377,866	381,364
Dallas/ Fort Worth	151,971	152,661
Los Angeles	893,452	854,896
Northern New Jersey/ New York	805,149	516,712
San Francisco Bay Area	866,131	862,173
Miami	335,139	329,107
Seattle	400,053	393,160
On-Tarmac	274,123	262,046

Total industrial domestic hub markets	4,382,223	4,027,929
Total industrial domestic target markets	847,206	764,097
Industrial domestic non-target markets and other	319,930	290,982
International target markets	206,496	160,974
Total retail and other markets	34,587	48,097
Construction in progress	512,087	199,628

Total investments in properties	$6,302,529	$5,491,707

      The following table reconciles gross investment in real estate by market to total assets:

	September 30, 2004	December 31, 2003

		(Restated)
Total investments in properties	$6,302,529	$5,491,707
Accumulated depreciation and amortization	(595,438)	(485,559)

Net investments in properties	5,707,091	5,006,148
Investments in unconsolidated joint ventures	48,601	52,009
Properties held for contribution, net	11,854	—
Properties held for divestiture, net	59,924	11,751

Net investments in real estate	5,827,470	5,069,908
Cash and cash equivalents	116,378	127,678
Restricted cash	57,945	28,985
Mortgages receivable	23,068	43,145
Accounts receivable, net of allowance for doubtful accounts	102,078	88,452
Other assets	94,711	51,391

Total assets	$6,221,650	$5,409,559

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Commitments

      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 64 years. Operating lease payments are being amortized ratably over the terms of the related leases.

      Standby Letters of Credit. As of September 30, 2004, the Operating Partnership had provided approximately $33.9 million in letters of credit, of which $14.1 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

      Guarantees. Other than as disclosed elsewhere in this report, as of September 30, 2004, the Operating Partnership had outstanding guarantees in the aggregate amount of $30.1 million in connection with certain acquisitions and lease obligations of which $7.6 million were backed by standby letters of credit. As of September 30, 2004, the Operating Partnership guaranteed $2.3 million and $4.7 million on outstanding construction loans for one of our consolidated joint ventures and two of our unconsolidated joint ventures, respectively. Additionally, the Operating Partnership provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $66.2 million for another of its unconsolidated joint ventures, of which $35.5 million was outstanding as of September 30, 2004. In connection with this construction loan, the Operating Partnership’s joint venture partner provides an underlying construction loan guarantee up to the completion of construction.

      Performance and Surety Bonds. As of September 30, 2004, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $1.2 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

      General Uninsured Losses. The Operating Partnership carries property and rental loss, liability, flood and terrorism insurance. The Operating Partnership believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, certain of the Operating Partnership’s properties are located in areas that are subject to earthquake activity; therefore, the Operating Partnership has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Operating Partnership has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Operating Partnership will be able to collect under such policies. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

      Captive Insurance Company. In December 2001, the Operating Partnership formed a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”), which provides insurance coverage for all or a portion of losses below the deductible under the Operating Partnership’s third-party policies. The Operating Partnership capitalized Arcata in accordance with the applicable regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Operating Partnership’s properties. Annually, the Operating Partnership engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, deductibles and reserves, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, deductibles and reserves, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, the Operating Partnership believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

13.	Subsequent Event

      On October 26, 2004, AMB Institutional Alliance REIT III, Inc. received capital contributions of $136.5 million from 12 third party investors, which it contributed to AMB Institutional Alliance Fund III, L.P. (“Fund III”), an open-end commingled fund, in return for limited partnership interests. The Operating Partnership is the general partner of Fund III and has an aggregate direct and indirect capital interest of approximately 20% in Fund III. The current gross book value of Fund III is approximately $422.0 million. The open-end structure of Fund III allows investors to purchase interests in Fund III and to redeem all or a portion of their investments in Fund III on a quarterly basis, at any time following the second anniversary of Fund III’s initial closing, subject to cash availability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in this Item 2 has been restated to reflect the restatement of our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003, and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended. See Note 2 to the restated unaudited consolidated financial statements included in Part I, Item 1 on this Form 10-Q.

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

Management’s Overview

      We generate revenue and earnings primarily from rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, and from partnership distributions and fees from our private capital business. We also derive earnings from the strategic disposition of assets and from the disposition of projects and land under our development-for-sale program. Our long-term growth is dependent on our ability to maintain and increase occupancy rates or increase rental rates at our properties and our ability to continue to acquire and develop new properties.

      According to data from Torto Wheaton Research, national demand for leased industrial space improved for the second consecutive quarter in the quarter ended September 30, 2004. These two consecutive quarters of improving demand follow 14 quarters of negatively trending industrial space availability. While the period of rising availability proved a difficult leasing environment, acquisition demand for industrial property (as evidenced by our observation of strong national sales volumes and declining acquisition capitalization rates) has remained consistently strong. We believe that, during this period of negative availability, we have capitalized on this opportunity by accelerating the repositioning of our portfolio through the disposition of non-core properties. While we continue to sell selected assets on an opportunistic basis, we believe that we have substantially achieved our repositioning goals. Property dispositions result in reinvestment capacity and trigger gain/loss recognition, but they also create near-term earnings dilution if the capital cannot be redeployed effectively. The table below summarizes our leasing activity for industrial operating properties for the three and nine months ended September 30, 2004 and 2003:

	U.S. Hub and
	Gateway	Total Other	Total/Weighted
Property Data	Markets (1)	Markets	Average

For the three months ended September 30, 2004:
% of total rentable square feet	74.5%	25.5%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%
Same space square footage leased	3,276,590	964,889	4,241,479
Rent decreases on renewals and rollovers	(13.4)%	(11.5)%	(13.2)%
For the three months ended September 30, 2003:
% of total rentable square feet	76.1%	23.9%	100.0%
Occupancy percentage at period end	92.1%	91.4%	92.0%
Same space square footage leased	4,165,824	380,266	4,546,090
Rent decreases on renewals and rollovers	(16.0)%	(4.9)%	(15.1)%
For the nine months ended September 30, 2004:
% of total rentable square feet	74.5%	25.5%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%

	U.S. Hub and
	Gateway	Total Other	Total/Weighted
Property Data	Markets (1)	Markets	Average

Same space square footage leased	11,066,425	2,260,625	13,327,050
Rent decreases on renewals and rollovers	(14.6)%	(7.8)%	(13.6)%
For the nine months ended September 30, 2003:
% of total rentable square feet	76.1%	23.9%	100.0%
Occupancy percentage at period end	92.1%	91.4%	92.0%
Same space square footage leased	10,472,076	2,877,223	13,349,299
Rent (decreases) increases on renewals and rollovers	(10.4)%	5.5%	(7.4)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.

      We continued to observe two positive trends nationally for industrial real estate during the quarter ended September 30, 2004, supported by data provided by Torto Wheaton Research. First, national industrial space availability declined 20 basis points in the quarter from 11.4% to 11.2%. This decrease in national industrial space availability represents the second consecutive quarter of improving demand for national industrial space. In the 14 prior quarters, national industrial space availability increased on average 36 basis points per quarter. Second, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in available vacant square feet, totaled approximately 56 million square feet in the quarter ended September 30, 2004, a level consistent with the 46 million square feet of industrial space absorbed in the prior quarter. This represented the fifth consecutive quarter of positive absorption, following ten quarters in which absorption averaged a negative 16 million square feet per quarter.

      In this improved environment, our industrial portfolio’s occupancy levels increased to 94.6% at September 30, 2004 from 93.6% at June 30, 2004, which we believe reflects higher levels of demand for industrial space generally and in our portfolio specifically. During the three months ended September 30, 2004, our lease expirations totaled approximately 4.9 million square feet while commencements of new or renewed leases totaled approximately 5.7 million square feet, resulting in an increase in our occupancy levels of approximately 100 basis points. On September 30, 2004, our occupancy levels were 260 basis points higher than at September 30, 2003.

      Rents on industrial renewals and rollovers in our portfolio decreased 13.2% during the quarter ended September 30, 2004 as leases were entered into or renewed at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national industrial space availability. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10 and 20% from their peak levels in 2001. Rental rates in our portfolio declined at a lower rate in the quarter ended September 30, 2004 than in the prior quarter, which we believe indicates a stabilization of market rental rate levels. While the level of rental rate reduction varied by market, we achieved occupancy levels in our portfolio 580 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. In periods of decreasing or stabilizing rental rates, we strive to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term. We generally followed this practice during the quarter ended September 30, 2004.

      We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico and Japan are attractive given the current lack of supply of modern distribution facilities in the major metropolitan markets of these countries. Globally, we have increased our development pipeline from a low of $107.0 million at the end of 2002 to approximately $689.3 million at September 30, 2004. In addition to our committed development pipeline, we hold 934 acres, 38 acres and six acres in North America, Asia and Europe, respectively, which could support an aggregate of approximately 17.1 million square feet of additional development. We also own approximately 307 acres of land in North America as part of our development and land sales program.

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

      For our general partner to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income. As a result, we cannot rely on retained earnings to fund our on-going operations to the same extent that other corporations whose general partner is not a real estate investment trust can. We must continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments. See “Liquidity and Capital Resources” for a complete discussion of the sources of our capital.

Summary of Key Transactions

      During the three months ended September 30, 2004, we completed the following significant capital deployment transactions:

•	Acquired two buildings in the U.S., aggregating approximately 0.6 million square feet, for an aggregate price of approximately $51.6 million, including $5.7 million invested through one of our co-investment joint ventures; and

•	Commenced seven new development projects in the United States, Singapore and Japan, totaling 2.7 million square feet with an estimated total investment of approximately $345.7 million (using exchange rates in effect at September 30, 2004); and

•	Acquired 478 acres of land for industrial warehouse development in various U.S. markets for $36.7 million; and

•	Sold one land parcel and three development projects available for sale, aggregating approximately 0.1 million square feet, for an aggregate price of $13.8 million; and

•	Divested ourselves of five industrial buildings and two retail centers, aggregating 0.8 million square feet, for an aggregate price of $62.8 million.

      During the nine months ended September 30, 2004, we completed the following significant capital deployment transactions:

•	Acquired 48 buildings in the U.S., Mexico, Europe and Japan, aggregating approximately 4.6 million square feet, for an aggregate price of approximately $490.8 million (using exchange rates in effect at acquisition dates), including $137.7 million invested through three of our co-investment joint ventures; and

•	Commenced 13 development projects in the United States, Mexico, Singapore and Japan, totaling 4.5 million square feet with an estimated total investment of approximately $497.7 million (using exchange rates in effect at applicable quarter end dates); and

•	Acquired 640 acres of land for industrial warehouse development in various U.S. markets and Mexico City for approximately $68.3 million; and

•	Sold five land parcels and four development projects available for sale, aggregating approximately 0.2 million square feet, for an aggregate price of $27.8 million; and

•	Divested ourselves of seven industrial buildings, two retail centers and one office building, aggregating 1.2 million square feet, for an aggregate price of $80.7 million.

      See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

      During the three months ended September 30, 2004, we completed the following capital markets transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $109.8 million at an average rate of 5.0%; and

•	Assumed $8.6 million of debt for our co-investment joint ventures and our pre-specified co-investment properties at a weighted average interest rate of 7.7%.

      During the nine months ended September 30, 2004, we completed the following capital markets transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures totaling $140.9 million at an average rate of 5.0%; and

•	Assumed $124.9 million of debt for our co-investment joint ventures and our pre-specified co-investment properties at a weighted average interest rate of 6.5%; and

•	Obtained $63.8 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 3.6% for international acquisitions; and

•	Completed the early renewal our senior unsecured revolving line of credit in the amount of $500.0 million. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling; and

•	Entered into an unsecured revolving credit agreement through AMB Japan Finance Y.K., one of our subsidiaries, providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen (approximately $218.1 million in U.S. dollars using exchange rates in effect at September 30, 2004).

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

      Restatement of Depreciation Expense. On October 12, 2004, our general partner announced a restatement of depreciation expense for our prior period results relating to 39 buildings in our portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. A description of this weakness and the related remediation measures that have been undertaken by us is set forth in Part I, Item 4, Controls and Procedures of this Form 10-Q.

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

      Property Dispositions. We report real estate dispositions in three separate categories on our consolidated statements of operations. First, when we contribute properties to our joint ventures, we recognize gains representing the portion of the contributed properties acquired by the third-party investors to the extent of cash proceeds received. Second, we dispose of value-added conversion projects and build-to-suit and speculative development projects that we have held as development projects available for sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable. Lastly, beginning in 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, required us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform to this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows.

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

      Our General Partner’s Status as a Real Estate Investment Trust. As a real estate investment trust, AMB Property Corporation, our general partner, generally will not be subject to corporate level federal income taxes if it meets minimum distribution, income, asset and shareholder tests. However, some of its subsidiaries, which are also our subsidiaries, may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on our general partner’s taxable income arising from our taxable REIT subsidiaries and foreign entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, we believe deferred tax is an immaterial component of our consolidated balance sheet because of our general partner’s status as a real estate investment trust.

THE COMPANY

      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Increasingly, our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. As of September 30, 2004, we owned, managed and had renovation and development projects totaling 109.1 million square feet (10.1 million square meters) and 1,106 buildings in 38 markets within eight countries.

      As of September 30, 2004, AMB Property Corporation owned an approximate 94.6% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both domestically and internationally. Our investment strategy seeks target markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annualized base rents, 66.6% of our industrial properties are concentrated in eight U.S. hub and gateway distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle. Our on-tarmac properties account for 8.1% of our annualized base rents. Much of our portfolio is comprised of industrial buildings in in-fill submarkets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

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

      As of September 30, 2004, we owned and operated (exclusive of properties that we managed for third parties) 991 industrial buildings and four retail and other properties, totaling approximately 91.6 million rentable square feet, located in 35 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. As of September 30, 2004, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers totaling approximately 0.5 million rentable square feet. In addition, as of September 30, 2004, we had investments in operating industrial buildings totaling approximately 8.0 million rentable square feet, through investments in unconsolidated joint ventures. As of September 30, 2004, we also had investments in industrial development projects, some of which are part of our development-for-sale program, totaling approximately 9.4 million square feet. As of September 30, 2004, we had 14 industrial buildings and three undeveloped land parcels held for divestiture, and one industrial building held for contribution.

      Our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. Through our Strategic Alliance Program®, we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services under our direction.

      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Amsterdam, Boston, Chicago, Shanghai and Tokyo. As of September 30, 2004, we employed 215 individuals: 140 at our San Francisco headquarters, 48 in our Boston office, and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this quarterly report.

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

Growth Strategies

Growth Through Operations

      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. However, during the three months ended September 30, 2004, our average industrial base rental rates decreased by 13.2% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy levels.

During the three months ended September 30, 2004, cash-basis same-store net operating income (rental revenues less straight-lined rents, property operating expenses and real estate taxes) increased by 4.8% on our industrial properties, reflecting increased occupancy and receipt of lease termination fees. During the nine months ended September 30, 2004, cash-basis same-store net operating income decreased by 1.1% on our industrial properties. From our inception through the second quarter 2004 (the most recent reporting period for our peer group), our cash-basis same-store net operating income growth has outperformed our industrial peer average by approximately 147 basis points. In the third quarter of 2004, we have experienced decreases in industrial base rental rates of 13.2%. However, since our inception in November 1997, we have experienced average annual increases in industrial base rental rates of 7.6% and maintained an average quarter-end occupancy of 94.8% on our industrial operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth Through Acquisitions and Capital Redeployment

      We believe that our acquisition experience and our network of property management and acquisition resources will continue to provide opportunities for external growth. We have long-term relationships with third-party local property management firms, which we believe will give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe that our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for our limited partnership units (including issuances of limited partnership units by our subsidiaries), thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

      We are generally engaged in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facilities, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners.

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

      We believe that the multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of the officers of our general partner have specific experience in real estate development, both with AMB and with national development firms, and over the past year we have expanded our development staff. We pursue development projects directly and in joint ventures with our Development Alliance Partners®, which provides us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner’s interest in the joint venture. We may also structure developments such that we would own 100% of the asset with an incentive development fee to be paid upon completion to our development partner.

Growth Through Development for Sale Program

      We, through our taxable REIT subsidiaries, conduct a variety of businesses that include incremental income programs, such as our land and development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects.

Growth Through Global Expansion

      By 2007, we plan to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. As of September 30, 2004, our international operating properties comprised 4.1% of our total annualized industrial base rent. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Frankfurt, London, Madrid and Paris. Our Asian target markets currently include Beijing, Nagoya, Osaka, the Pearl River Delta, Shanghai, Singapore and Tokyo. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” in our Annual Report on Form 10-K for the year ended December 31, 2003. Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a breakout of the amount of our revenues attributable to the United States and to foreign countries in total, please see Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements.”

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

Growth Through Co-Investments

      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive fees based on the performance of the co-investment joint ventures. As of September 30,

2004, we owned approximately 37.6 million square feet of our properties (37% of the total consolidated operating and development portfolio) through our co-investment joint ventures. In addition, we expect to fund our international expansion, in part, with private capital.

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

      As of September 30, 2004, same store industrial properties consisted of properties aggregating approximately 77.9 million square feet. The properties acquired during the three months ended September 30, 2004 consisted of two buildings, aggregating approximately 0.6 million square feet. The properties acquired during the three months ended September 30, 2003 consisted of 13 buildings, aggregating approximately 0.8 million square feet. During the three months ended September 30, 2004, property divestitures consisted of five industrial buildings and two retail centers, aggregating approximately 0.8 million square feet. During the three months ended September 30, 2003, property divestitures consisted of nine industrial buildings and one retail center, aggregating approximately 0.8 million square feet.

      The properties acquired during the nine months ended September 30, 2004 consisted of 48 buildings, aggregating approximately 4.6 million square feet. The properties acquired during the nine months ended September 30, 2003 consisted of 31 buildings, aggregating approximately 3.2 million square feet. During the nine months ended September 30, 2004, property divestitures consisted of seven industrial buildings, two retail centers and one office building, aggregating approximately 1.2 million square feet. During the nine months ended September 30, 2003, property divestitures and contributions consisted of 46 industrial buildings, aggregating approximately 5.1 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months ended September 30, 2004 and 2003 (dollars in millions):

Revenues	2004	2003	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$141.2	$136.6	$4.6	3.4%
2003 acquisitions	11.8	4.5	7.3	162.2%
2004 acquisitions	9.1	—	9.1	—%
Development	1.0	0.7	0.3	42.9%
Other industrial	2.8	1.2	1.6	133.3%
International industrial	7.0	1.7	5.3	311.8%
Retail	0.9	0.8	0.1	12.5%

Total rental revenues	173.8	145.5	28.3	19.5%
Private capital income	2.7	1.9	0.8	42.1%

Total revenues	$176.5	$147.4	$29.1	19.7%

      The increase in industrial same store rental revenues was primarily driven by current year lease termination fees, net of associated straight-line rent write-offs, as well as higher average occupancies in the San Francisco Bay Area, Los Angeles, and Seattle submarkets and increased rental rates. Across the portfolio, these and other factors accounted for approximately $4.7 million of the change from prior year. This increase was partially offset by an increase in allowances for doubtful accounts of approximately $0.1 million. Industrial same store occupancy was 94.8% at September 30, 2004 and 92.5% at September 30, 2003. For the three months ended September 30, 2004, rents in the same store portfolio decreased 14.3% on industrial renewals and rollovers (cash basis) on 3.9 million square feet leased. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2004 consisted of 48 buildings, aggregating approximately 4.6 million square feet. Other industrial revenues include rental revenues from divested properties not classified as discontinued operations, which accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects, which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues.

Costs and Expenses	2004	2003	$ Change	% Change

		(Restated)
Property operating costs:
Rental expenses	$24.7	$21.9	$2.8	12.8%
Real estate taxes	19.3	17.2	2.1	12.2%

Total property operating costs	$44.0	$39.1	$4.9	12.5%

Property operating costs
U.S. industrial:
Same store	$37.3	$36.6	$0.7	1.9%
2003 acquisitions	2.7	1.1	1.6	145.5%
2004 acquisitions	2.2	—	2.2	—%
Development	0.3	0.9	(0.6)	(66.7)%
Other industrial	0.5	0.3	0.2	66.7%
International industrial	0.7	(0.1)	0.8	800.0%
Retail	0.3	0.3	—	—%

Total property operating costs	44.0	39.1	4.9	12.5%
Depreciation and amortization	42.1	33.7	8.4	24.9%
General and administrative	15.7	10.9	4.8	44.0%

Total costs and expenses	$101.8	$83.7	$18.1	21.6%

      Same store properties’ operating expenses from September 30, 2003 to September 30, 2004, showed an increase of $0.7 million from prior year on a quarter-to-date basis. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. The 2004 acquisitions consist of 48 buildings, aggregating approximately 4.6 million square feet. Other industrial expenses include expenses from divested properties, which have been contributed to an unconsolidated joint venture, which accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties, which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $0.4 million and additional staffing and expenses for new initiatives, including our international and development expansions.

Other Income and (Expenses)	2004	2003	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$0.6	$1.4	$(0.8)	(57.1)%
Interest and other income	1.3	0.7	0.6	85.7%
Development profits, net of taxes	1.5	5.5	(4.0)	(72.7)%
Interest, including amortization	(40.3)	(35.6)	4.7	13.2%

Total other income and (expenses), net	$(36.9)	$(28.0)	$8.9	31.8%

      The $0.8 million decrease in equity in earnings of unconsolidated joint ventures was primarily due to decreased occupancy at a property held by one of our joint ventures. The $0.6 million increase in interest and other income was primarily due to the recovery of an insurance settlement in the third quarter of 2004. Development profits represent gains from the sale of development projects as part of our development-for-sale program. The increase in interest expense, including amortization, was due to the issuance of additional unsecured debt under our 2002 medium-term note program, increased borrowings on the unsecured credit facilities and additional secured debt borrowings in our co-investment joint ventures.

Discontinued Operations	2004	2003	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.2	$2.0	$(1.8)	(90.0)%
Gains from dispositions of real estate, net of minority interests	11.1	8.3	2.8	33.7%

Total discontinued operations	$11.3	$10.3	$1.0	9.7%

      During the three months ended September 30, 2004, we divested ourselves of five industrial building and two retail centers, aggregating approximately 0.8 million square feet for $62.8 million, with a resulting net gain of approximately $10.4 million. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet for an aggregate price of $272.3 million, with a resulting net gain of approximately $42.9 million.

Preferred Units	2004	2003	$ Change	% Change

Preferred unit distributions	$(3.4)	$(4.5)	$1.1	24.4%
Preferred unit redemption issuance costs	$—	$(3.7)	$3.7	100.0%

      In July 2003, we redeemed all of our 3,995,800 outstanding 8.5% Series A Cumulative Redeemable Preferred Units, and in June and November 2003, issued 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units, respectively. The timing of the newly issued units contributed to the increase in preferred unit distributions.

For the Nine Months ended September 30, 2004 and 2003 (dollars in millions):

Revenues	2004	2003	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$415.1	$417.3	$(2.2)	(0.5)%
2003 acquisitions	35.7	5.0	30.7	614.0%
2004 acquisitions	14.7	—	14.7	—%
Development	2.7	2.4	0.3	12.5%
Other industrial	7.6	3.6	4.0	111.1%
International industrial	18.5	4.1	14.4	351.2%
Retail	2.7	2.2	0.5	22.7%

Total rental revenues	497.0	434.6	62.4	14.4%
Private capital income	8.1	7.8	0.3	3.8%

Total revenues	$505.1	$442.4	$62.7	14.2%

      On a year-to-date basis, the decrease in industrial same store rental revenues was primarily driven by decreased rental rates in various submarkets and prior year lease termination fees. Across the portfolio, these and other factors accounted for approximately $4.7 million of the change from the prior year. This decrease was partially offset by a decrease in allowances for doubtful accounts of approximately $2.5 million. Industrial same store occupancy was 94.8% at September 30, 2004 and 92.5% at September 30, 2003. For the nine months ended September 30, 2004, rents in the same store portfolio decreased 15.1% on industrial renewals and rollovers (cash basis) on 12.3 million square feet leased. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2004 consisted of 48 buildings, aggregating approximately 4.6 million square feet. Other industrial revenues include revenues from divested properties, which have been contributed to an unconsolidated joint venture and accordingly are not classified as discontinued operations in our consolidated financial statements, and revenues from development properties, which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in the Netherlands, France, Germany, Japan and Mexico, resulting in increased international industrial revenues.

Costs and Expenses	2004	2003	$ Change	% Change

		(Restated)
Property operating costs:
Rental expenses	$71.0	$63.6	$7.4	11.6%
Real estate taxes	57.6	51.9	5.7	11.0%

Total property operating costs	$128.6	$115.5	$13.1	11.3%

Property operating costs:
U.S. industrial:
Same store	$109.8	$109.0	$0.8	0.7%
2003 acquisitions	8.0	1.3	6.7	515.4%
2004 acquisitions	4.0	—	4.0	—%
Development	1.1	2.8	(1.7)	(60.7)%
Other industrial	1.5	1.1	0.4	36.4%
International industrial	3.3	0.5	2.8	560.0%
Retail	0.9	0.8	0.1	12.5%

Total property operating costs	128.6	115.5	13.1	11.3%
Depreciation and amortization	121.0	102.8	18.2	17.7%
Impairment losses	—	5.3	(5.3)	(100.0)%
General and administrative	45.7	34.9	10.8	30.9%

Total costs and expenses	$295.3	$258.5	$36.8	14.2%

      Same store properties’ operating expenses from September 30, 2003 to September 30, 2004, showed an increase of $0.8 million from prior year on a year-to-date basis. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. The 2004 acquisitions consist of 48 buildings, aggregating approximately 4.6 million square feet. Other industrial expenses include expenses from divested properties, which have been contributed to an unconsolidated joint venture, which accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties, which have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in the Netherlands, France, Germany, Japan and Mexico, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The 2003 impairment loss was on investments in real estate and leasehold interests. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $1.9 million and additional staffing and expenses for new initiatives, including our international and development expansions.

Other Income and (Expenses)	2004	2003	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$3.2	$4.2	$(1.0)	(23.8)%
Interest and other income	3.2	3.2	—	—
Gains from dispositions of real estate	—	7.4	(7.4)	(100.0)%
Development profits, net of taxes	4.8	5.5	(0.7)	(12.7)%
Interest, including amortization	(118.4)	(107.1)	11.3	10.6%

Total other income and (expenses), net	$(107.2)	$(86.8)	$20.4	23.5%

      The $1.0 million decrease in equity in earnings of unconsolidated joint ventures was primarily due to decreased occupancy at a property held by one of our joint ventures and increased non-reimbursable expenses. This decrease was offset by the receipt of a lease termination fee at the above-mentioned property in Chicago in the first quarter. In the first quarter of 2003, we contributed properties to an unconsolidated joint venture and accordingly recognized a gain. The increase in interest expense, including amortization, was due to the issuance of additional unsecured debt under our 2002 medium-term note program, increased borrowings on the unsecured credit facilities, and additional secured debt borrowings in our co-investment joint ventures.

Discontinued Operations	2004	2003	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$(0.2)	$14.4	$(14.6)	(101.4)%
Gains from dispositions of real estate, net of minority interests	13.0	41.8	(28.8)	(68.9)%

Total discontinued operations	$12.8	$56.2	$(43.4)	(77.2)%

      During the nine months ended September 30, 2004, we divested ourselves of seven industrial buildings, two retail centers and one office building, aggregating approximately 1.2 million square feet for $80.7 million, with a resulting net gain of approximately $12.3 million. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of approximately $42.9 million.

Preferred Units	2004	2003	$ Change	% Change

Preferred unit distributions	$(10.1)	$(14.8)	$4.7	31.8%
Preferred unit redemption issuance costs	$—	$(3.7)	$3.7	100.0%

      In July 2003, we redeemed all of our 3,995,800 outstanding 8.5% Series A Cumulative Redeemable Preferred Units, and in June and November 2003, issued 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units, respectively. The timing of the newly issued units contributed to the increase in preferred unit distributions.

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

      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by us or our subsidiaries);

•	net proceeds from divestitures of properties; and

•	private capital from co-investment partners.

      We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions, including our global expansion;

•	debt service; and

•	distributions on outstanding common and preferred limited partnership units.

      We believe that our sources of working capital, specifically our cash flow from operations, borrowings available under our unsecured credit facilities and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future. The unavailability of capital could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Capital Resources

      Property Divestitures. During the three months ended September 30, 2004, we divested ourselves of five industrial buildings and two retail centers, aggregating approximately 0.8 million square feet for an aggregate price of $62.8 million, with a resulting net gain of $10.5 million. During the nine months ended September 30, 2004, we divested ourselves of seven industrial buildings, two retail centers and one office building, aggregating approximately 1.2 million square feet for an aggregate price of $80.7 million, with a resulting net gain of $12.3 million.

      Development Sales. During the three months ended September 30, 2004, we sold one land parcel and three development projects as part of our development-for-sale program, aggregating approximately 0.1 million square feet for an aggregate price of $13.8 million, resulting in an after-tax gain of $1.5 million. During the nine months ended September 30, 2004, we sold five land parcels and four development projects as part of our development-for-sale program, aggregating approximately 0.2 million square feet for an aggregate price of $27.8 million, resulting in an after-tax gain of $4.8 million. During the three and nine months ended September 30, 2003, we sold three development projects as part of our development-for-sale program, aggregating approximately 0.2 million square feet for an aggregate price of $32.1 million, resulting in an after-tax gain of $5.5 million.

      Properties Held for Contribution. As of September 30, 2004, we held for contribution to a future co-investment joint venture one industrial building with an aggregate net book value of $11.9 million, which, when contributed to the joint venture, will reduce our current ownership interest from approximately 90% to an expected range of 20-50%. This asset is not being held for divestiture under SFAS No. 144.

      Properties Held for Divestiture. As of September 30, 2004, we held for divestiture 14 industrial buildings and three undeveloped land parcels, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of September 30, 2004, the net carrying value of the properties held for divestiture was $59.9 million.

      Mortgages Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May

2026. As of September 30, 2004, the outstanding balance on the note was $13.0 million. We also hold short-term mortgages on sold properties totaling $10.1 million with a weighted average interest rate of 6.4%. The mortgages mature between December 2004 and November 2006.

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

      As of September 30, 2004, we owned approximately 37.6 million square feet of our properties (37% of the total consolidated operating and development portfolio) through our co-investment joint ventures and 5.2 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      Our co-investment joint ventures at September 30, 2004 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$500,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	$228,000
AMB Institutional Alliance Fund III	N/A(7)	100%	N/A (7)

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	Included 16 institutional investors as stockholders as of September 30, 2004.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors and one third-party limited partner as stockholders as of September 30, 2004.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	We expect to raise third party equity in the fourth quarter, reducing our current ownership interest from approximately 100% to an expected range of 20-50%. See Part I, Item 1: Note 13 — Subsequent Event of the “Notes to Consolidated Financial Statements.”

      Partner’s Capital. As of September 30, 2004, we had outstanding 82,689,635 common general partnership units, 4,604,910 common limited partnership units, 800,000 7.95% Series J Cumulative Redeemable Partnership Units, 800,000 7.95% Series K Cumulative Redeemable Partnership Units, 2,000,000 6.5% Series L Cumulative Redeemable Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Partnership Units.

      In December 2003, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock and accordingly, we did not redeem any of our general partnership units during the nine months ended September 30, 2004.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of September 30, 2004, our share of total debt-to-total market capitalization ratio was 41.5%. However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without noteholder approval or circumstances could arise that could render us unable to comply with these policies.

      As of September 30, 2004, the aggregate principal amount of our secured debt was $1.6 billion, excluding unamortized debt premiums of $12.6 million. Of the $1.6 billion of secured debt, $1.3 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.9% to 10.4% per annum (with a weighted average rate of 6.6%) and final maturity dates ranging from April 2005 to June 2023. All of the secured debt bears interest at fixed rates, except for eight loans with an aggregate principal amount of $69.4 million as of September 30, 2004, which bear interest at variable rates (with a weighted average interest rate of 4.5% as of September 30, 2004).

      As of September 30, 2004, we had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.5% and had an average term of 4.9 years. These unsecured senior debt securities include $100.0 million in notes, which are putable and callable in September 2005, $400.0 million of medium-term notes, which were issued under our 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under our 2002 medium-term note program. Our 2002 medium-term note program has a remaining capacity of $175.0 million. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the 2002 program from time to time and as market conditions permit.

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

      Credit Facilities. On June 1, 2004, we completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. AMB Property Corporation guarantees our obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces our previous $500.0 million credit facility that was to mature in December 2005. The line is priced at 60 basis points over the applicable LIBOR index, with an annual facility fee of 20 basis points, based on the current credit rating of our long-term debt. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of September 30, 2004, the outstanding balance on the credit facility was $363.6 million and the remaining amount available was $122.3 million, net of outstanding letters of credit of $14.1 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on September 30, 2004, would equal approximately $96.5 million and $77.1 million in U.S. dollars, respectively. As of September 30, 2004, we had an additional outstanding balance of $26.6 million on other credit facilities.

      On June 29, 2004, AMB Japan Finance Y.K., one of our subsidiaries, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on September 30, 2004, equals approximately $218.1 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which we directly or indirectly have an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the current credit rating of our long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of September 30, 2004, the outstanding balance on this credit facility, using the exchange rate in effect at September 30, 2004, was $193.6 million in U.S. dollars.

      The tables below summarize our debt maturities and capitalization as of September 30, 2004 (dollars in thousands):

	Wholly-owned	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities(2)	Total Debt

2004	$2,141	$6,394	$—	$154	$—	$8,689
2005	42,629	67,692	250,000	647	—	360,968
2006	80,687	72,065	75,000	698	26,600	255,050
2007	12,850	72,777	75,000	752	557,264	718,643
2008	31,047	173,752	175,000	810	—	380,609
2009	2,059	112,994	100,000	873	—	215,926
2010	67,791	141,429	75,000	941	—	285,161
2011	56,023	369,063	75,000	1,014	—	501,100
2012	2,041	165,061	—	1,093	—	168,195
2013	—	87,665	75,000	920	—	163,585
Thereafter	—	39,185	125,000	1,280	—	165,465

Subtotal	297,268	1,308,077	1,025,000	9,182	583,864	3,223,391
Unamortized premiums	3,972	8,627	—	—	—	12,599

Total consolidated debt	301,240	1,316,704	1,025,000	9,182	583,864	3,235,990
Our share of unconsolidated joint venture debt(1)	—	95,965	—	—	—	95,965

Total debt	301,240	1,412,669	1,025,000	9,182	583,864	3,331,955
Joint venture partners’ share of consolidated joint venture debt	—	(750,328)	—	—	—	(750,328)

Our share of total debt(3)	$301,240	$662,341	$1,025,000	$9,182	$583,864	$2,581,627

Weighted average interest rate	7.3%	6.5%	6.5%	7.5%	2.0%	5.8%
Weighted average maturity (in years)	3.0	6.2	4.9	10.1	2.7	4.9

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.3% and 4.3 years, respectively.

(2)	Includes Euro and Yen based borrowings translated to U.S. dollars using the foreign exchange rates in effect at September 30, 2004.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common units	82,689,635	$37.02	$3,061,170
Common limited partnership units(2)	4,750,458	$37.02	175,862

Total	87,440,093		$3,237,032

(1)	Assumes that our common limited partnership units and the class B common limited partnership units of AMB Property II, L.P. are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for these units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation
Security	Rate	Preference	Redemption Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006 — September 2009
Series K preferred units	7.95%	40,000	April 2007
Series N preferred units	5.00%	36,479	September 2009
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.29%	$392,325

Capitalization Ratios

Total debt-to-total market capitalization	47.8%
Our share of total debt-to-total market capitalization(1)	41.5%
Total debt plus preferred-to-total market capitalization	53.4%
Our share of total debt plus preferred-to-total market capitalization(1)	47.8%
Our share of total debt-to-total book capitalization(1)	56.3%

(1)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization on the preceding page in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.”

Liquidity

      As of September 30, 2004, we had $116.4 million in cash and cash equivalents (of which $68.8 million was held by our consolidated co-investment joint ventures), and $170.1 million of additional available borrowings under our credit facilities. As of September 30, 2004, we had $57.9 million in restricted cash (of which $21.5 million was held by our consolidated co-investment joint ventures).

      We announced our intention to pay a regular cash distribution for the quarter ended September 30, 2004 of $0.425 per common unit. The distributions were payable on October 15, 2004 to unitholders of record on October 5, 2004. The series L and M preferred unit distributions were payable on October 15, 2004 to unitholders of record on October 5, 2004. The series E, F, J and K preferred unit quarterly distributions were payable on October 15, 2004. The series D, H and I preferred unit quarterly distributions were payable on September 25, 2004.

      The following table sets forth the distributions paid or payable per unit for the three and nine months ended September 30, 2004 and 2003:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,

Paying Entity	Security	2004	2003	2004	2003

Operating Partnership	Common limited partnership units	$0.425	$0.415	$1.275	$1.245
Operating Partnership	Series B preferred units	n/a	$1.078	n/a	$3.234
Operating Partnership	Series J preferred units	$0.994	$0.994	$2.981	$2.981
Operating Partnership	Series K preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.425	n/a	$1.275	n/a
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$3.047	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$3.000
AMB Property II, L.P.	Series N preferred units	$0.042	n/a	$0.042	n/a

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

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during the three months ended September 30, 2004, we initiated four new industrial development projects in the United States and Mexico with a total expected investment of $59.4 million, aggregating approximately 0.7 million square feet, and three new industrial development projects in Japan and Singapore with a total expected investment of $286.3 million, aggregating approximately 2.0 million square feet. During the nine months ended September 30, 2004, we initiated nine new industrial development projects in the United States and Mexico with a total estimated investment of $128.9 million at completion, aggregating an estimated 1.8 million square feet, and four new industrial developments in Japan and Singapore with a total expected investment of $368.8 million, aggregating approximately 2.7 million square feet. As of September 30, 2004, we had 27 projects in our development pipeline representing a total estimated investment of $689.3 million upon completion, of which five industrial projects with a total of 2.2 million square feet and an aggregate estimated investment of $90.9 million upon completion are held in unconsolidated joint ventures. In addition, we held five development projects available for sale, representing a total estimated investment of $44.5 million upon completion. Of this total, $384.2 million had been funded as of September 30, 2004 and an estimated $349.6 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances, net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.

      Acquisitions. During the three months ended September 30, 2004, we acquired two industrial buildings, aggregating approximately 0.6 million square feet for a total expected investment of $51.6 million, of which we acquired one industrial building aggregating approximately 0.1 million square feet through one of our co-investment joint ventures, for a total expected investment of $5.7 million. During the nine months ended September 30, 2004, we acquired 48 industrial buildings, aggregating approximately 4.6 million square feet for a total expected investment of $490.8 million, of which we acquired 36 industrial buildings aggregating approximately 2.0 million square feet through three of our co-investment joint ventures, for a total expected investment of $137.7 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.

      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 64 years.

      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2004, we had investments in co-investment joint ventures with a gross book value of $2.5 billion, which are consolidated for financial reporting purposes. As of September 30, 2004, we may make additional capital contributions to current and planned co-investment joint ventures of up to $21.9 million. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

      Captive Insurance Company. In December 2001, we formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. We capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Premiums paid to Arcata National Insurance Ltd. have a retrospective component, so that if expenses, including losses, deductibles and reserves, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, deductibles and reserves, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums are recognized in the subsequent year. Through this structure, we believe that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

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

OFF-BALANCE SHEET ARRANGEMENTS

      Standby Letters of Credit. As of September 30, 2004, we had provided approximately $33.9 million in letters of credit, of which $14.1 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

      Guarantees. Other than as disclosed elsewhere in this report, as of September 30, 2004, we had outstanding guarantees in the aggregate amount of $30.1 million in connection with certain acquisitions and lease obligations of which $7.6 million was backed by standby letters of credit. As of September 30, 2004, we guaranteed $2.3 million and $4.7 million on outstanding construction loans for one of our consolidated joint ventures and two of our unconsolidated joint ventures, respectively. Additionally, we provided a take out guarantee after completion of construction on the aggregate construction loan amount of $66.2 million for another of our unconsolidated joint ventures, of which $35.5 million was outstanding as of September 30, 2004. In connection with this construction loan, our joint venture partner provides an underlying construction loan guarantee up to the completion of construction.

      Performance and Surety Bonds. As of September 30, 2004, we, together with AMB Property Corporation, had outstanding performance and surety bonds in an aggregate amount of $1.2 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

      Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, we may be obligated to make payments to certain of our joint venture partners pursuant to the terms and provisions of their contractual agreements with us. From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments or perform other obligations upon the occurrence of certain events.

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

      The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2004	2003(1)	2004	2003(1)

		(Restated)		(Restated)
Net income	$35,315	$29,844	$75,766	$115,191
Income available to common unitholders attributable to limited partners	(1,676)	(1,164)	(3,459)	(5,366)
Gain from dispositions of real estate	(10,450)	(7,888)	(12,325)	(47,008)
Real estate related depreciation and amortization:
Total depreciation and amortization	42,099	33,734	120,998	102,847
Discontinued operations’ depreciation	525	597	1,733	2,346
Furniture, fixtures and equipment depreciation	(172)	(170)	(508)	(548)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	10,302	9,546	28,978	24,712
Limited partnership unitholders’ minority interests (NI)	1,012	488	2,618	2,200
Limited partnership unitholders’ minority interests (Development profits)	79	115	222	115
Discontinued operations’ minority interests (NI)	2,218	1,140	2,464	3,195
FFO attributable to minority interests	(22,193)	(17,345)	(58,172)	(47,847)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(603)	(1,365)	(3,256)	(4,222)
Our share of FFO	1,661	2,345	6,089	7,620
Preferred unit distributions	(3,373)	(4,462)	(10,119)	(14,763)
Preferred unit redemption	—	(3,671)	—	(3,671)

Funds from operations	$54,744	$41,744	$151,029	$134,801

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2004	2003(1)	2004	2003(1)

		(Restated)		(Restated)
Basic FFO per common unit	$0.63	$0.49	$1.74	$1.57

Diluted FFO per common unit	$0.61	$0.48	$1.68	$1.54

Weighted average common units:
Basic	86,943,931	85,776,251	86,749,022	85,874,579

Diluted	90,146,245	87,399,544	89,764,633	87,342,075

(1)	Effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the periods presented has been adjusted to reflect the changes.

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and nine months ended September 30, 2004 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
Operating Portfolio(1)	September 30, 2004	September 30, 2004

Square feet owned at September 30, 2004(2)	91,143,270	91,143,270
Occupancy percentage at September 30, 2004	94.6%	94.6%
Weighted average lease terms:
Original	6.2 years	6.2 years
Remaining	3.3 years	3.3 years
Tenant retention(3)	63.3%	65.9%
Same Space Leasing Activity:(4)
Rent decreases on renewals and rollovers	(13.2)%	(13.6)%
Same space square footage commencing (millions)	4.2	13.3
2nd Generation Leasing Activity:
TIs and LCs per square foot:
Retained	$1.46	$1.63
Re-tenanted	2.25	2.27

Weighted average	$1.97	$2.00

Square footage commencing (millions)	5.5	17.2

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square feet of 474,368 with occupancy of 27.9% and annualized base rent of $3.1 million.

(2)	In addition to owned square feet as of September 30, 2004, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 0.5 million additional square feet of industrial, retail and other properties. We also have investments in approximately 8.0 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Tenant retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease, short-term tenants and the square footage of month-to-month leases.

(4)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and nine months ended September 30, 2004:

	Three Months	Nine Months
	Ended	Ended
Same Store Pool(1)	September 30, 2004	September 30, 2004

Square feet in same store pool at September 30, 2004	77,941,898	77,941,898
% of total industrial square feet	85.5%	85.5%
Occupancy percentage at period end:
September 30, 2004	94.8%	94.8%
September 30, 2003	92.5%	92.5%
Tenant retention(2)	59.8%	63.8%
Rent decreases on renewals and rollovers	(14.3)%	(15.1)%
Same space square footage commencing (millions)	3.9	12.3
Cash basis NOI growth % increase (decrease):
Revenues	3.7%	(0.7)%
Expenses	0.8%	0.6%
NOI	4.8%	(1.1)%
NOI without lease termination fees	0.6%	(1.0)%

(1)	The same store pool excludes properties purchased and developments stabilized after December 31, 2002.

(2)	Tenant retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease, short-term tenants and the square footage of month-to-month leases.

BUSINESS RISKS

      Our operations involve various risks that could have adverse consequences to us. In addition to the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, these risks include:

      There was a material weakness in our internal control over financial reporting, and our business could have been adversely impacted if we had failed to remedy the deficiencies in our controls.

      The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s on-going review of our accounting policies and internal control over financial reporting, on October 12, 2004, management determined that there was a material weakness in our internal control over financial reporting related to ground lease depreciation. This weakness resulted in an understatement of depreciation expense and resulted in a restatement of depreciation expense for our results in previously issued financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003, and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate the material weakness. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our general partner’s stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices, interest rates and foreign exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2004, we had no interest rate caps or swaps. See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $12.6 million as of September 30, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt(1)	$8,219	$359,011	$171,791	$144,781	$374,940	$1,461,383	$2,520,125
Weighted average interest rate	7.2%	7.1%	7.1%	7.3%	7.2%	7.4%	7.3%
Variable rate debt(2)	$468	$1,958	$83,259	$573,862	$5,669	$38,050	$703,266
Weighted average interest rate	4.6%	4.3%	2.4%	2.1%	4.7%	4.5%	2.3%
Interest Payments	$613	$25,574	$14,195	$22,620	$27,262	$109,855	$200,119

(1)	Represents 78.2% of all outstanding debt.

(2)	Represents 21.8% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10%, then the increase in interest expense on the variable rate debt would be $1.6 million annually. As of September 30, 2004, the estimated fair value of our fixed rate debt was $2,737.1 million based on our estimate of current market interest rates.

      As of September 30, 2004 and December 31, 2003, variable rate debt comprised 23.1% and 14.7%, respectively, of all our outstanding debt. Variable rate debt was $744.2 million and $378.0 million, respectively, as of September 30, 2004 and December 31, 2003. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at September 30, 2004 were three put options (buy USD/sell MXN) hedging against adverse foreign exchange fluctuations of the Mexican peso against the U.S. dollar. The following table summarizes our financial instruments as of September 30, 2004:

	Maturity Dates

Related Derivatives (in thousands)	October-04	December-04	Total	Fair Value

Foreign Exchange Agreements:
Option to Sell MXN/ Buy USD Contract Amount (USD)	$1,794	$1,467	$3,261
Contract FX Rate	11.5	11.6	11.5
Contract Premium	$15	$25	$40	$10

      Foreign Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $0.2 million for the nine months ended September 30, 2004.

      Our foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three and nine months ended September 30, 2004, gains from remeasurement included in our results of operations were $0.1 million and $0.2 million, respectively.

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

      To reflect additional depreciation expense, management has restated our previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003, and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended. Management and the audit committee of our general partner’s board of directors discussed with our independent auditors, PricewaterhouseCoopers LLP, and determined that this was the proper approach. On October 12, 2004, management and the audit committee of our general partner’s board of directors concluded that our financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003, and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended should no longer be relied upon because of this error in such financial statements as addressed in Accounting Principles Board Opinion No. 20.

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer, president and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the material weakness described above, the chief executive officer, president and chief financial officer of our general partner each concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2004, the end of the quarter covered by this report. However, in light of the implementation of the new remediation measures described above, the chief executive officer, president and chief financial officer of our general partner believe, as of the date of this report, management has taken appropriate action to modify our internal control over financial reporting relating to ground lease depreciation and remediate this material weakness. The changes in our internal control over financial reporting discussed above materially affected our internal control over financial reporting.

      Except as stated above, there have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

      As of September 30, 2004, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Thirteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).
10.2	Put Agreement, dated September 24, 2004, by and between Robert Pattillo Properties, Inc. and AMB Property, L.P. (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).
10.3	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.
10.4	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Thirteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).
10.2	Put Agreement, dated September 24, 2004, by and between Robert Pattillo Properties, Inc. and AMB Property, L.P. (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).
10.3	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.
10.4	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.