Form 10-K
period 2004-12-31
AMB PROPERTY LP
filed 2005-03-15
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

FORWARD-LOOKING STATEMENTS
      Some of the information included in this annual report on Form 10-K contains forward-looking statements, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.
      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	a downturn in California’s economy or real estate conditions;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary financing;

•	changes in local, state and federal regulatory requirements; and

•	environmental uncertainties.
      Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

PART I

Item 1.	Business
General
      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. As of December 31, 2004, we owned or managed properties or had renovation and development projects comprised of 1,108 buildings in 38 markets within eight countries totaling 110.7 million square feet (10.3 million square meters).
      As of December 31, 2004, AMB Property Corporation owned an approximate 94.6% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.
      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product (GDP) growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both domestically and internationally. Our investment strategy seeks target markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annualized base rents, 94.2% of our industrial properties are concentrated in our target U.S., on-tarmac and international markets. Of this 94.2%, 65.3% is derived from eight U.S. hub and gateway distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Miami, Northern New Jersey/ New York City, the San Francisco Bay Area and Seattle. Other U.S. target markets account for 16.2% of our annualized base rents. Our portfolio of properties located on-tarmac at airports and in international target markets comprised 8.3% and 4.4% of our consolidated annualized base rents, respectively. Much of our portfolio is comprised of industrial buildings in in-fill submarkets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.
      We focus our investment strategy on High Throughput Distribution®, or HTD® facilities, which are buildings designed to facilitate rapid distribution of our customers’ products rather than store them. Our investment focus on HTD assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD facilities generally have a variety of characteristics that allow the rapid transport of goods from point-to-point. Examples of these physical characteristics include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies and that these facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports.
      As of December 31, 2004, we owned and operated (exclusive of properties that we managed for third parties) 984 industrial buildings and four retail and other properties, totaling approximately 90.8 million rentable square feet, located in 33 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. As of December 31, 2004, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings, totaling approximately 0.4 million rentable square feet. In addition, as of December 31, 2004, we had investments in operating industrial buildings, totaling approximately 10.3 million rentable square feet, through investments in unconsolidated joint ventures. As of December 31, 2004, we also had investments in industrial development projects, some of which are part of our development-for-sale program, totaling approximately 9.2 million square feet.

      During 2004, our property acquisitions totaled $695.2 million, including expected capital expenditures, and we increased our market presence primarily in targeted metropolitan markets including Amsterdam, Chicago, Northern New Jersey, Paris and Tokyo. As of December 31, 2004, we had 25 industrial buildings and one undeveloped land parcel held for divestiture. Our dispositions during 2004 totaled $200.3 million, including assets in markets that no longer fit our investment strategy and properties at valuations that we considered to be at premium levels. While we continue to sell assets, we believe that we have substantially achieved our near-term strategic disposition goals. Additionally, we contributed $71.5 million of operating assets to a private capital joint venture as part of our continuing strategy to increase the proportion of our assets owned in co-investment joint ventures.
      Our own employees perform our corporate administrative and management functions, rather than relying on an outside manager for these services. We manage our portfolio of properties in a flexible operating model which includes both direct property management and our Strategic Alliance Program® in which we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services under our direction.
      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Amsterdam, Boston, Chicago, Los Angeles, Shanghai and Tokyo. As of December 31, 2004, we employed 234 individuals, 148 at our San Francisco headquarters, 52 in our Boston office, and the remainder in our other offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this annual report or any other report or filing filed with the U.S. Securities and Exchange Commission.
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
Operating Strategy
      We base our operating strategy on a variety of operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, leasing, finance, accounting and market research. Our strategy is to leverage our expertise across a large customer base and complement our internal management resources with long-standing relationships with entrepreneurial real estate management and development firms in our target markets, which we refer to as our Strategic Alliance Partners®.
      We believe that real estate is fundamentally a local business and best operated by local teams in each market comprised of AMB employees, local alliance partners or both. We intend to increase utilization of internal management resources in target markets to achieve both operating efficiencies and to expose our customers to the broadening array of AMB service offerings, including access to multiple locations worldwide and build-to-suit developments. We actively manage our portfolio, whether directly or with an alliance partner, by establishing leasing strategies, negotiating lease terms, pricing, and level and timing of property improvements.
Growth Strategies
     Growth Through Operations
      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and controlling expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio.

However, during 2004, our average industrial base rental rates decreased by 13.2% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy levels. During 2004, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2002) decreased by 0.9% on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 6.9% and maintained an average quarter-end occupancy of 94.9% in our industrial operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.
     Growth Through Acquisitions and Capital Redeployment
      We believe that our significant acquisition experience and our network of property management and acquisition resources will continue to provide opportunities for external growth. We have long-term relationships with third-party local property management firms, which we believe will give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe that our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for our or AMB Property II, L.P.’s limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. Going forward, we believe that our newly-formed open-ended co-investment partnership, AMB Institutional Alliance Fund III, L.P., will serve as our primary source of capital for acquisitions of operating properties within the U.S. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.
      We are generally engaged in various stages of negotiations for a number of acquisitions and dispositions that may include transactions involving individual properties, large multi-property portfolios or other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facilities, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Key Transactions in 2004.”
     Growth Through Development
      We believe that development, renovation and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and acquisition, conversion and management of value-added properties. Value-added conversion is typically characterized as property with available space or near-term leasing exposure, undeveloped land acquired in connection with other property that provides an opportunity for development or property that is well-located but requires redevelopment or renovation. Both new development and value-added conversions require significant management attention and capital investment to maximize returns. Completed development properties may be held in our portfolio, sold to third parties or contributed to our co-investment joint ventures. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.
      We believe that the multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our general partner’s officers have specific experience in real estate development, both with us and with national development firms, and over the past year, we have expanded our development staff. We pursue development projects directly and in joint ventures with our Development Alliance Partners®, which provides us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.
     Growth Through Global Expansion
      By 2007, we plan to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. As of December 31, 2004, our international operating properties comprised 4.4% of our consolidated annualized base rent. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, London, Lyon, Madrid and Paris. Our Asian target markets currently include Beijing, Nagoya, Osaka, the Pearl River Delta, Shanghai, Singapore and Tokyo.
      We believe that expansion into target international markets represents a natural extension of our strategy to invest in industrial markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our domestic focus on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments will extend our offering of High Throughput Distribution® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our Strategic Alliance Programs with knowledgeable developers and managers will assist us in competing internationally.
      There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks — Risks Associated with Our International Business.” Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements.”
     Growth Through Co-Investments
      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by AMB’s private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment joint ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees and priority distributions as well as promoted interests and incentive fees based on the performance of the co-investment joint ventures. As of December 31, 2004, we owned approximately 40.8 million square feet of our properties (36.8% of the total operating and development portfolio) through our co-investment joint ventures.
BUSINESS RISKS
      See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” for a complete discussion of the various risks that could adversely affect us, including risks related to our international operations.

Item 2.	Properties
INDUSTRIAL PROPERTIES
      As of December 31, 2004, we owned 984 industrial buildings aggregating approximately 90.3 million rentable square feet, located in 33 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. Our industrial properties accounted for $552.2 million or 99.3% of our total annualized base rent as of December 31, 2004. Our industrial properties were 94.8% leased to 2,784 customers, the largest of which accounted for no more than 3.4% of our annualized base rent from our industrial properties. See Part IV, Item 15: Note 16 of “Notes to Consolidated Financial Statements” for segment information related to our operations.
      Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings.
      The following table identifies type and characteristics of our industrial buildings and each type’s percentage of our total portfolio based on square footage at December 31:

Building Type	Description	2004	2003

Warehouse	Customers typically 15,000-75,000 square feet, single or multi-tenant	41.4%	40.7%
Bulk Warehouse	Customers typically over 75,000 square feet, single or multi-tenant	38.9%	39.3%
Flex Industrial	Includes assembly or research & development, single or multi-customer	7.1%	7.3%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	5.9%	6.1%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	2.3%	2.2%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	3.2%	3.1%
Office	Single or multi-customer, used strictly for office	1.2%	1.3%
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
      Overview of Major Target Markets. Our industrial properties are typically located near major airports, key interstate highways, and seaports in major domestic metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Miami, Northern New Jersey/ New York City, the San Francisco Bay Area and Seattle. Our international industrial facilities are located in major distribution markets, including Amsterdam, Frankfurt, Guadalajara, Mexico City, Paris, Singapore and Tokyo.
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

Industrial Market Operating Statistics (1)
      As of December 31, 2004, we held investments in operating properties in 33 markets in our consolidated portfolio and an additional two markets in our unconsolidated portfolio throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. The following table represents properties in which we own a 100% interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development:

										Total
										U.S. Hub
					No. New					and	Total
			Dallas/	Los	Jersey/	San Francisco			On-	Gateway	Other	Total/ Weighted
	Atlanta	Chicago	Ft. Worth	Angeles (2)	New York	Bay Area	Miami	Seattle	Tarmac (3)	Markets	Markets	Average

Number of buildings	45	100	40	150	125	139	49	64	38	750	234	984
Rentable square feet	5,132,333	9,345,110	3,799,444	13,288,870	9,258,334	11,104,642	5,170,909	6,857,569	2,941,345	66,898,556	23,380,247	90,278,803
% of total rentable square feet	5.7%	10.4%	4.2%	14.7%	10.3%	12.3%	5.7%	7.6%	3.2%	74.1%	25.9%	100.0%
Occupancy percentage	92.4%	94.2%	91.8%	98.3%	94.5%	93.8%	93.1%	96.7%	96.3%	95.0%	94.2%	94.8%
Annualized base rent (000’s)	$19,062	$41,483	$13,258	$81,890	$63,590	$71,966	$34,495	$34,916	$45,848	$406,508	$145,669	$552,177
% of total annualized base rent	3.5%	7.5%	2.5%	14.8%	11.5%	13.0%	6.2%	6.3%	8.3%	73.6%	26.4%	100.0%
Number of leases	163	204	119	419	377	407	239	267	250	2,445	892	3,337
Annualized base rent per square foot	$4.02	$4.71	$3.80	$6.27	$7.27	$6.91	$7.17	$5.27	$16.19	$6.40	$6.61	$6.45
Lease expirations as a % of ABR: (4)
2005	15.6%	21.9%	18.1%	13.8%	9.4%	18.5%	22.2%	14.6%	16.4%	16.1%	16.9%	16.3%
2006	20.4%	23.1%	15.2%	21.3%	14.5%	10.7%	16.2%	18.4%	11.7%	16.6%	9.8%	14.8%
2007	13.6%	25.0%	14.5%	14.1%	14.5%	16.5%	22.0%	18.9%	5.9%	16.0%	16.1%	16.0%
Weighted average lease terms:
Original	5.8 years	5.6 years	5.4 years	6.1 years	6.6 years	5.2 years	6.0 years	5.7 years	8.2 years	6.0 years	6.5 years	6.1 years
Remaining	3.2 years	2.3 years	3.5 years	3.2 years	3.8 years	2.9 years	3.1 years	3.0 years	4.4 years	3.2 years	3.6 years	3.3 years
Tenant retention:
Quarter	56.1%	74.8%	94.5%	67.1%	31.1%	65.5%	72.5%	76.5%	78.1%	67.3%	69.5%	68.1%
Year-to-date	62.6%	60.1%	76.6%	61.7%	65.9%	65.3%	72.0%	66.7%	75.4%	65.4%	71.4%	66.8%
Rent increases on renewals and rollovers:
Year-to-date	(12.4)%	(5.9)%	(13.1)%	(3.0)%	(3.9)%	(43.1)%	(5.1)%	(7.8)%	(2.7)%	(15.3)%	(3.6)%	(13.2)%
Same Space SF leased	1,218,861	2,263,609	1,181,607	2,749,944	1,032,006	2,411,216	1,031,103	1,376,509	667,358	13,932,213	3,553,563	17,485,776
Same store cash basis NOI growth:
Year-to-date	(4.2)%	1.9%	0.9%	2.8%	(3.1)%	(9.4)%	(2.6)%	3.0%	5.1%	(1.8)%	1.9%	(0.9)%
Sq. feet owned in same store pool (5)	4,943,591	7,254,655	3,532,884	11,778,861	6,182,388	10,696,621	4,348,139	4,857,434	2,404,378	55,998,951	18,517,476	74,516,427
Our pro rata share of square feet	2,770,126	6,095,983	2,752,701	8,779,575	5,194,776	8,555,870	4,296,915	3,409,892	2,359,531	44,215,369	19,248,213	63,463,582
Total market square footage (6)	6,066,769	13,893,317	4,708,441	17,320,438	10,793,255	11,563,682	5,791,707	7,033,554	–	77,171,163	33,550,535	110,721,698

(1)	Includes all industrial consolidated operating properties and excludes industrial developments and renovation projects.

(2)	We also own a 19.9 acre parking lot with 2,720 parking spaces and 12 billboard signs in the Los Angeles market immediately adjacent to the Los Angeles International Airport.

(3)	Includes on-tarmac air cargo facilities at 14 airports.

(4)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2004, multiplied by 12.

(5)	Same store pool excludes properties purchased or developments stabilized after December 31, 2002. Stabilized properties are generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months.

(6)	Total market square footage includes industrial and retail operating properties, development properties, unconsolidated properties (100% of the square footage), properties managed for third parties and reallocation of on-tarmac properties into metro markets.

Industrial Operating Portfolio Overview
      As of December 31, 2004, our 984 industrial buildings were diversified across 33 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. The average age of our industrial properties is approximately 20 years (since the property was built or substantially renovated). The following table represents properties in which we own a fee simple or leasehold interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated):

	Number	Rentable	% of Total		Annualized	% of Total		Annualized
	of	Square	Rentable	Occupancy	Base Rent	Annualized	Number	Base Rent per
	Buildings	Feet	Square Feet	Percentage	(000’s)	Base Rent	of Leases	Square Foot

Domestic Hub Markets	750	66,898,556	74.1%	95.0%	$406,508	73.6%	2,445	$6.40

Other Markets
Domestic Target Markets
Austin	10	1,656,254	1.8	99.5	11,125	2.0	36	6.75
Baltimore/ Washington, D.C.	64	4,245,420	4.7	95.9	33,663	6.1	287	8.27
Boston	36	4,309,262	4.8	93.0	27,781	5.0	100	6.94
Minneapolis	38	3,942,806	4.4	95.4	17,047	3.1	172	4.53

Subtotal/ Weighted Average	148	14,153,742	15.7	95.3	89,616	16.2	595	6.64

Domestic Non-Target Markets
Charlotte	21	1,317,864	1.5	85.1	5,720	1.0	66	5.10
Columbus	1	240,000	0.3	90.0	547	0.1	10	2.53
Houston	1	410,000	0.5	100.0	2,172	0.4	1	5.30
Memphis	17	1,883,845	2.0	85.9	8,292	1.5	45	5.13
New Orleans	5	410,839	0.5	96.8	1,998	0.4	50	5.02
Newport News	1	60,215	0.1	76.8	566	0.1	2	12.24
Orlando	16	1,424,748	1.6	99.5	7,046	1.3	76	4.97
Portland	5	676,104	0.6	98.0	3,148	0.6	10	4.75
San Diego	5	276,167	0.3	91.4	1,955	0.4	20	7.75

Subtotal/ Weighted Average	72	6,699,782	7.4	91.7	31,444	5.8	280	5.12

International Target Markets (1)
Amsterdam, Netherlands	2	302,091	0.3	100.0	3,572	0.6	2	11.82
Frankfurt, Germany	1	166,917	0.2	100.0	1,587	0.3	1	9.51
Mexico City, Mexico	1	120,251	0.1	0.0	–	0.0	0	–
Paris, France	4	1,022,063	1.2	100.0	8,148	1.5	4	7.97
Tokyo, Japan	6	915,401	1.0	99.2	11,302	2.0	10	12.44

Subtotal/ Weighted Average	14	2,526,723	2.8	95.0	24,609	4.4	17	10.25

Total Other Markets	234	23,380,247	25.9	94.2	145,669	26.4	892	6.61

Total/ Weighted Average	984	90,278,803	100.0%	94.8%	$552,177	100.0%	3,337	$6.45

(1)	Annualized base rent for leases denominated in international currencies is translated using the currency exchange rate at December 31, 2004.

Industrial Lease Expirations
      The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2004, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

		Annualized	% of
	Square	Base Rent	Annualized
	Feet (1)	(000’s) (3)	Base Rent

2005 (2)	14,200,643	$94,933	16.3%
2006	13,835,724	86,126	14.8%
2007	14,814,005	93,156	16.0%
2008	12,130,342	74,372	12.8%
2009	11,265,930	69,045	11.9%
2010	6,500,185	51,201	8.8%
2011	3,826,000	30,917	5.3%
2012	3,301,422	29,505	5.1%
2013	1,080,898	12,466	2.2%
2014 and beyond	4,748,401	39,831	6.8%

Total	85,703,550	$581,552	100.0%

(1)	Schedule includes in-place leases and leases with future commencement dates.
(2)	The schedule also includes leases in month-to-month and hold-over status totaling 2.7 million square feet.
(3)	Calculated as monthly base rent at expiration multiplied by 12. Non-U.S. dollar projects are converted to U.S. dollars based on the Bloomberg (Screen FRD) forward exchange rate at expiration.

Customer Information
      Largest Property Customers. As of December 31, 2004, our 25 largest industrial property customers by annualized base rent are set forth in the table below:

			Percentage of		Percentage of
		Aggregate	Aggregate	Annualized	Aggregate
	Number of	Rentable	Leased	Base Rent	Annualized
Customer Name (1)	Leases	Square Feet	Square Feet (2)	(000’s) (3)	Base Rent (4)

United States Government (5)(6)	50	1,120,408	1.2%	$18,767	3.4%
FedEx Corporation (5)	24	1,264,178	1.4%	13,869	2.5%
Deutsche Post World Net (5)	30	985,081	1.1%	8,233	1.5%
Harmonic Inc.	4	285,480	0.3%	6,424	1.2%
La Poste	2	854,435	0.9%	6,121	1.1%
Worldwide Flight Services (5)	17	358,389	0.4%	4,225	0.8%
International Paper Company	7	525,893	0.6%	4,100	0.7%
Exel, Inc.	12	480,779	0.5%	3,817	0.7%
BAX Global Inc. (5)	8	256,877	0.3%	3,805	0.7%
Panalpina, Inc.	8	646,636	0.7%	3,682	0.7%
Wells Fargo and Company	7	280,494	0.3%	3,498	0.6%
Forward Air Corporation	7	462,714	0.5%	3,314	0.6%
County of Los Angeles (7)	11	213,230	0.2%	3,157	0.6%
Eagle Global Logistics, L.P.	8	520,243	0.6%	3,122	0.6%
Expeditors International	7	666,045	0.7%	3,093	0.6%
Ahold NV	7	680,565	0.8%	2,880	0.5%
UPS	15	416,496	0.5%	2,832	0.5%
Aeroground Inc.	5	208,867	0.2%	2,741	0.5%
Nippon Express USA	3	367,707	0.4%	2,695	0.5%
United Air Lines Inc. (5)	5	118,825	0.1%	2,426	0.4%
Elmhult Limited Partnership	4	661,149	0.7%	2,318	0.4%
Intel International B.V.	1	183,892	0.2%	2,241	0.4%
Integrated Airline Services (5)	6	233,656	0.3%	2,229	0.4%
Applied Materials, Inc.	1	290,557	0.3%	2,152	0.4%
Tokyo Nohin Daiko Co Ltd.	1	177,434	0.2%	2,105	0.4%

Total		12,260,030	13.6%	$113,846	20.6%

(1)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer. We also have a lease with Park’N Fly at our Park One property, a parking lot, adjacent to the Los Angeles International Airport with an annualized base rent of $6.7 million, which is not included.
(2)	Computed as aggregate leased square feet divided by the aggregate leased square feet of the industrial and retail properties.
(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of December 31, 2004, multiplied by 12.
(4)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of the industrial and retail and other properties.
(5)	Airport apron rental amounts (but not square footage) are included.
(6)	United States Government includes the United States Postal Service, United States Customs, United States Department of Agriculture and various other U.S. governmental agencies.
(7)	County of Los Angeles includes Child Support Service’s Department, the Fire Department, the District Attorney, the Sheriff’s Department and the Unified School District.

OPERATING AND LEASING STATISTICS
Industrial Operating and Leasing Statistics
      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the years ended December 31, 2004, 2003 and 2002:

Operating Portfolio (1)	2004	2003	2002

Square feet owned (2)	90,278,803	87,101,412	84,203,022
Occupancy percentage	94.8%	93.1%	94.6%
Weighted average lease terms:
Original	6.1 years	6.1 years	6.2 years
Remaining	3.3 years	3.2 years	3.3 years

Tenant retention	66.8%	65.3%	74.2%

Same Space Leasing Activity (3):
Rent increases (decreases) on renewals and rollovers	(13.2)%	(10.1)%	(1.0)%
Same space square footage commencing (millions)	17.5	17.3	14.7

Second Generation Leasing Activity (4):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.73	$1.39	$1.30
Re-tenanted	2.70	2.13	2.45

Weighted average	$2.27	$1.77	$1.90

Square footage commencing (millions)	22.5	22.7	19.0

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square footage of 0.5 million with occupancy of 71.4% and annualized base rents of $3.8 million as of December 31, 2004.
(2)	In addition to owned square feet as of December 31, 2004, we managed, through our subsidiary, AMB Capital Partners, LLC, 0.4 million additional square feet of industrial and other properties. As of December 31, 2004, we also had investments in 10.3 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.
(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.
(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Industrial Same Store Operating Statistics
      The following table summarizes key operating and leasing statistics for our same store properties as of and for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Square feet in same store pool (1)	74,516,427	71,985,575	67,998,585
% of total industrial square feet	82.5%	82.6%	80.8%
Occupancy percentage at period end	95.3%	93.0%	94.6%
Tenant retention	66.4%	65.1%	73.3%
Rent increases (decreases) on renewals and rollovers	(14.7)%	(10.6)%	(1.4)%
Square feet leased (millions)	16.2	16.2	13.8
Growth % increase (decrease) (excluding straight-line rents):
Revenues	(0.8)%	(3.6)%	3.9%
Expenses	(0.5)%	2.7%	5.1%
Net operating income	(0.9)%	(5.6)%	3.5%
Growth % increase (decrease) (including straight-line rents):
Revenues	(0.7)%	(3.8)%	3.6%
Expenses	(0.5)%	2.7%	5.1%
Net operating income	(0.8)%	(5.7)%	3.1%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or building has been substantially complete for at least 12 months).
Retail and Other Property Summary
      Our remaining retail and other properties, aggregating approximately 0.5 million square feet, were 71.4% leased and had an annualized base rent of $3.8 million at December 31, 2004.

DEVELOPMENT PROPERTIES
Development Pipeline
     The following table sets forth the properties owned by us as of December 31, 2004 which were undergoing renovation, expansion or development. No assurance can be given that any of these projects will be completed on schedule or within budgeted amounts.
Industrial Development and Renovation Deliveries

				Estimated
				Square	Estimated Total		Our
			Estimated	Feet at	Investment		Ownership
Project	Location	Developer	Stabilization	Stabilization	(000’s) (1)		Percentage

2005 Deliveries
1. Dulles Commerce Center — Bldg 100	Dulles, VA	Seefried Properties	Q1	50,030	$4,000		20%
2. Nicholas Warehouse	Elk Grove Village, IL	AMB	Q1	131,728	12,500		100%
3. Patriot Distribution Center (3)	Mansfield, MA	National Development	Q2	429,897	23,500		20%
4. Agave Bldg 1 (5)	Mexico City, Mexico	G.Accion	Q2	397,210	20,100		90%
5. Somerville Distribution Center (3)	Somerville, MA	Campanelli	Q2	197,384	17,900		20%
6. MIA Logistics Center (3)	Miami, FL	AMB	Q2	147,182	10,100		20%
7. Airport South Bldg 500	Atlanta, GA	Seefried Properties	Q2	116,280	5,600		20%
8. Sterling Distribution 2 (4)	Chino, CA	Majestic Realty	Q2	490,000	17,100		40%
9. Interstate Crossdock (3)	Teterboro, NJ	AMB	Q3	616,992	53,600		100%
10. Beacon Lakes 9	Miami, FL	Codina Development	Q3	206,656	10,200		79%
11. Sterling Distribution 3 (4)	Chino, CA	Majestic Realty	Q4	390,000	14,100		50%
12. Spinnaker Logistics (3)	Redondo Beach, CA	AMB-IAC	Q4	279,431	28,900		39%
13. Encino Distribution Center (5)	Mexico City, Mexico	G.Accion	Q4	571,267	31,000		90%
14. Narita Air Cargo 1 — Phase 1 Bldg B (5)	Narita, Japan	AMB Blackpine	Q4	576,842	70,900		100%
15. AMB West O’Hare Bldg 1	Elk Grove Village, IL	AMB	Q4	189,240	14,400		20%
16. AMB Amagasaki Distribution Center (5)	Osaka, Japan	AMB Blackpine	Q4	973,037	100,700		100%

Total 2005 Deliveries				5,763,176	434,600		76%

Leased/Funded-to-date				48%	$274,800	(2)
Weighted Average Estimated Stabilized Cash Yield (5)					8.7%
2006 Deliveries
17. Dulles Commerce Center — Bldg 150	Dulles, VA	Seefried Properties	Q1	71,880	5,800		20%
18. AMB Layline Distribution Center (3)	Torrance, CA	AMB	Q1	250,000	26,300		100%
19. Nash Logistics Center	El Segundo, CA	AMB — IAC	Q1	75,000	12,000		50%
20. Narita Air Cargo 1 — Phase 1 Bldg A (5)	Narita, Japan	AMB Blackpine	Q1	108,005	13,300		100%
21. AMB West O’Hare Building 2	Elk Grove Village, IL	AMB	Q1	119,708	8,800		20%
22. Highway 17 — 50 Broad Street (3)	Carlstadt, NJ	AMB	Q2	120,000	8,700		100%
23. Highway 17 — 55 Madison Street (3)	Carlstadt, NJ	AMB	Q2	150,446	11,900		100%
24. AMB Ohta Distribution Center (5)	Tokyo, Japan	AMB Blackpine	Q2	816,866	195,100		100%
25. Singapore Airport Logistics Center Bldg 2 (4)(5)	Changi Airport, Singapore	Boustead Projects PTE	Q2	254,267	11,800		50%
26. Dulles Commerce Center — Bldg 200	Dulles, VA	Seefried Properties	Q2	97,232	7,300		20%
27. Beacon Lakes 6	Miami, FL	Codina Development	Q2	203,720	11,100		79%
28. Northfield Bldg 700	Dallas, TX	Seefried Properties	Q3	108,640	6,000		20%

Total 2006 Deliveries				2,375,764	318,100		89%

Leased/ Funded-to-date				0%	$195,900	(2)
Weighted Average Estimated Stabilized Cash Yield (5)					7.7%
2007 Deliveries
29. MAD Logistics Center (5)	Madrid, Spain	Codina/Torimbia	Q2	454,779	31,700		80%

Total 2007 Deliveries				454,779	31,700		80%

Leased/Funded-to-date				0%	$1,800	(2)
Weighted Average Estimated Stabilized Cash Yield (5)					8.3%
2008 Deliveries
30. AMB Fokker Logistics Center 3 (5)	Amsterdam, Netherlands	Delta Group	Q1	313,229	44,300		50%

Total 2008 Deliveries				313,229	44,300		50%

Leased/Funded-to-date				0%	$17,300	(2)
Weighted Average Estimated Stabilized Cash Yield (5)					8.3%
Total Scheduled Deliveries (1)				8,906,948	$828,700		80%

Leased/Funded-to-date				31%	$489,800	(2)
Weighted Average Estimated Stabilized Cash Yield (5)					8.3%

(1)	Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, third-party developer earnouts and associated carry costs. The estimates are based on our current estimates and forecasts and are subject to change. Excludes 1,263 acres of land held for future development representing a potential 22.2 million square feet and other acquisition-related costs totaling $224.8 million. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2004.
(2)	Our share of amounts funded to date for 2005, 2006, 2007 and 2008 deliveries was $209.9 million, $173.4 million, $1.5 million and $8.6 million, respectively, for a total of $393.4 million.
(3)	Represents a renovation project.
(4)	Represents projects in unconsolidated joint ventures.
(5)	The yields on international projects are on an after-tax basis.
      The following table sets forth completed development projects that we intend to either sell or contribute to co-investment funds as of December 31, 2004:
Completed Development Projects Available for Sale or Contribution (2)

			Estimated			Our
			Square Feet	Estimated Total		Ownership
Projects (1)	Market	Developer	at Completion	Investment (000’s) (3)		Percentage

1. Wilsonville Phase II	Watsonville, OR	Trammell Crow Company	249,625	$11,000		100%
2. O’Hare Industrial - 701 Hilltop Drive	Itasca, IL	Hamilton Partners	60,810	2,900		100%
3. Central Business Park Bldgs A,C,D	SF Bay Area	Harvest Properties	55,123	5,300		100%
4. Singapore Airport Logistics Center Bldg 1	Changi Airport, Singapore	Boustead Projects PTE	230,432	10,000		50%

Total Available for Sale or Contribution			595,990	$29,200

Funded-to-date				$25,400	(4)

(1)	Represents build-to-suit and speculative development or redevelopment.
(2)	We intend to sell these properties or contribute them into a co-investment joint venture within two years of completion. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2004.
(3)	Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, carry and partner earnouts. The estimates are based on our current estimates and forecasts and are subject to change.
(4)	Our share of amounts funded as of December 31, 2004 was $21.0 million.
Properties held through Joint Ventures, Limited Liability Companies and Partnerships
     Consolidated:
      As of December 31, 2004, we held interests in joint ventures, limited liability companies and partnerships with institutional investors and other third parties, which we consolidate in our financial statements. Such investments are consolidated because we own a majority interest or, as general partner, exercise significant control over major operating decisions such as acquisition or disposition decisions, approval of budgets, selection of property managers and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and typically provide certain rights to us or the other party to the joint venture to sell our or their interest in the joint venture to the joint venture or to the other joint-venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the joint ventures include buy/sell provisions. See Part IV, Item 15: Note 9 of the “Notes to Consolidated Financial Statements” for additional details.
      The tables that follow summarize our consolidated joint ventures as of December 31, 2004:
Co-investment Consolidated Joint Ventures

						JV
	Our			Gross		Partners’
	Ownership	Number of	Square	Book	Property	Share
Joint Ventures	Percentage	Buildings	Feet (1)	Value (2)	Debt	of Debt

Co-Investment Operating Joint Ventures:
AMB/ Erie, L.P. (3)	50%	26	2,502,052	$134,875	$50,338	$25,169
AMB Institutional Alliance Fund I, L.P. (4)	21%	100	5,829,368	415,191	223,704	177,313
AMB Partners II, L.P. (5)	20%	100	7,599,176	472,442	258,179	207,036
AMB-SGP, L.P. (6)	50%	73	8,589,823	418,129	245,454	122,382
AMB Institutional Alliance Fund II, L.P. (4)	20%	69	7,531,342	462,114	231,858	182,922
AMB-AMS, L.P. (7)	39%	30	1,218,592	74,498	34,977	21,504
AMB Institutional Alliance Fund III, L.P. (8)	20%	36	4,459,565	514,142	258,164	203,704

Total Co-Investment Operating Joint Ventures	27%	434	37,729,918	2,491,391	1,302,674	940,030
Co-Investment Development Joint Ventures:
AMB/ Erie, L.P. (3)	50%	–	–	14,369	–	–
AMB Institutional Alliance Fund I, L.P. (4)	21%	–	–	–	–	–
AMB Partners II, L.P.(5)	20%	7	841,754	43,758	6,136	4,860
AMB Institutional Alliance Fund II, L.P. (4)	20%	2	538,537	30,573	5,940	4,752
AMB-AMS, L.P. (7)	39%	1	279,431	25,545	9,429	5,797
AMB Institutional Alliance Fund III, L.P. (8)	20%	1	147,182	8,895	–	–

Total Co-Investment Development Joint Ventures	27%	11	1,806,904	123,140	21,505	15,409

Total Co-Investment Consolidated Joint Ventures	27%	445	39,536,822	$2,614,531	$1,324,179	$955,439

(1)	For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.
(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2004. Development book values include uncommitted land.
(3)	AMB/ Erie, L.P. is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.
(4)	AMB Institutional Alliance Fund I, L.P. and AMB Institutional Alliance Fund II, L.P. are co-investment partnerships with institutional investors, which invest through private real estate investment trusts.
(5)	AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System.

(6)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte Ltd, a subsidiary of GIC Real Estate Pte Ltd, a real estate investment subsidiary of the government of Singapore Investment Corporation.
(7)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.
(8)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

Other Consolidated Joint Ventures

						JV
		Our		Gross		Partners’
		Ownership	Square	Book	Property	Share of
Properties	Market	Percentage	Feet	Value (1)	Debt	Debt

Other Industrial Operating Joint Ventures	Various	92%	2,403,711	$218,821	$49,869	$2,493
Other Industrial Development Joint Ventures	Various	81%	2,026,726	122,170	21,104	9,149

Total Other Industrial Consolidated JointVentures		88%	4,430,437	$340,991	$70,973	$11,642

Retail Joint Ventures:
1. Around Lenox	Atlanta	90%	125,222	$22,273	$8,933	$893
2. Springs Gate Land	Miami	100%	–	6,767	–	–

Total Retail Consolidated Joint Ventures		92%	125,222	$29,040	$8,933	$893

(1)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2004. Development book values include uncommitted land.
                  Unconsolidated Joint Ventures, Mortgage Investments and Other Investment:
      As of December 31, 2004, we held interests in 11 equity investment joint ventures that are not consolidated in our financial statements. The management and control over significant aspects of these investments are held by the third-party joint-venture partners and the investments do not meet the variable-interest entity consolidation criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. In addition, as of December 31, 2004, we held mortgage investments, from which we receive interest income.

Unconsolidated Joint Ventures,
Mortgage Investments and Other Investment

				Our Net	Our	Our
			Square	Equity	Ownership	Share of
Unconsolidated Joint Ventures	Market	Alliance Partner	Feet	Investment	Percentage	Debt

Co-investment Joint Ventures
1. AMB-SGP Mexico, LLC (1)	Various	N/A	1,256,165	$9,467	20%	$3,214

Total Co-investment Joint Ventures			1,256,165	9,467		3,214
Other Industrial Operating Joint Ventures
2. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	33,664	56%	37,826
3. Pico Rivera	Los Angeles	Majestic Realty	855,600	676	50%	17,751
4. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	236	50%	9,302
5. Industrial Fund I, LLC	Various	Citigroup	2,326,334	3,612	15%	9,735
6. Singapore Airport Logistics Center Bldg 1	Singapore	Boustead Projects	230,432	2,633	50%	2,390
7. Sterling Distribution Center Bldg 1	Los Angeles	Majestic Realty	1,000,000	550	40%	13,982

Total Other Industrial Operating Joint Ventures			9,035,939	41,371	52%	90,986
Other Industrial Development Joint Ventures (2)
8. Sterling Distribution Center Bldg 2	Los Angeles	Majestic Realty	490,000	707	40%	5,327
9. Sterling Distribution Center Bldg 3	Los Angeles	Majestic Realty	390,000	620	50%	3,800
10. Nash Logistics Center	Los Angeles	AMB-IAC	75,000	1,412	50%	2,502
11. Singapore Airport Logistics Center Bldg 2	Singapore	Boustead Projects	254,267	1,589	50%	–

Total Other Industrial Development Joint Ventures			1,209,267	4,328	48%	11,629

Total Unconsolidated Joint Ventures			11,501,371	$55,166	46%	$105,829

					Our
			Mortgage		Ownership
Mortgage Investments	Market	Maturity	Receivable	Rate	Percentage (3)

1. Pier 1 (4)	SF Bay Area	May 2026	$12,938	13.0%	100%
2. Platinum Distribution Center	No. New Jersey	November 2006	800	12.0%	20%

			$13,738

				Our
			Gross	Ownership
Other Investment	Market	Property Type	Investment	Percentage

1. Park One	Los Angeles	Parking Lot	$75,497	100%

(1)	AMB-SGP Mexico, LLC is an unconsolidated co-investment joint venture formed in 2004 with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $8.1 million of shareholder loans outstanding at December 31, 2004 between us and the co-investment partnership and its subsidiaries, $5.0 million of which we expect to replace with third party debt in the second quarter of 2005.
(2)	Square feet for development alliance joint ventures represents estimated square feet at completion of development project.
(3)	Represents our ownership percentage in the mortgage investment.
(4)	We also have a 0.1% unconsolidated equity interest (with a 33% economic interest) in this property and an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009.

Secured Debt
      As of December 31, 2004, we had $1.9 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust or mortgages. As of December 31, 2004, the total gross consolidated investment value of those properties secured by debt was $3.3 billion. Of the $1.9 billion of secured indebtedness, $1.4 billion was joint venture debt secured by properties with a gross investment value of $2.4 billion. For additional details, see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part IV, Item 15: Note 6 of “Notes to Consolidated Financial Statements” included in this report. We believe that as of December 31, 2004, the fair value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

Item 3.	Legal Proceedings
      As of December 31, 2004, there were no pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      There is no established public trading market for our partnership units. As of December 31, 2004, we had outstanding 93,519,785 partnership units, consisting of 87,319,229 general partnership units (consisting of 83,019,229 common units, 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units and 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 6,200,556 limited partnership units (consisting of 4,600,556 common units, 800,000 7.95% Series J Cumulative Redeemable Preferred Units and 800,000 7.95% Series K Cumulative Redeemable Preferred Units). The series M preferred units were issued on November 25, 2003 to AMB Property Corporation for total consideration of $57.5 million. The series L preferred units were issued on June 23, 2003 to AMB Property Corporation for total consideration of $50.0 million. Subject to certain terms and conditions, the common limited partnership units are redeemable by the holders thereof or, at our option, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2004, there were 83 holders of our common partnership units (including AMB Property Corporation’s general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 6 1/2% Series L Cumulative Redeemable Preferred Units and the 6 3/4% Series M Cumulative Redeemable Preferred Units. There was one holder of the 7.95% Series J Cumulative Redeemable Units and one holder of the 7.95% Series K Cumulative Redeemable Units.

      During 2004, we redeemed 17,686 common limited partnership units for the same number of shares of AMB Property Corporation’s common stock. Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2003 and 2004:

Year	Distribution

2003
1st Quarter	$0.415
2nd Quarter	0.415
3rd Quarter	0.415
4th Quarter	0.415
2004
1st Quarter	$0.425
2nd Quarter	0.425
3rd Quarter	0.425
4th Quarter	0.425

Item 6.	Selected Financial Data
SELECTED OPERATING PARTNERSHIP FINANCIAL AND OTHER DATA (1)
      The following table sets forth our selected consolidated historical financial and other data on a historical basis as of and for the years ended December 31:

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per unit amounts)
Operating Data
Total revenues	$665,689	$586,629	$563,231	$510,505	$415,172
Income before minority interests and discontinued operations	140,094	135,028	138,809	174,890	144,467
Income from continuing operations	87,851	81,761	97,477	124,851	114,376
Income from discontinued operations	50,665	65,328	41,577	25,421	21,056
Net income available to common unitholders attributable to general partner	118,340	116,716	113,035	120,100	113,282
Net income from continuing operations per common unit:
Basic (2)	0.86	0.68	0.89	1.15	1.11
Diluted (2)	0.83	0.66	0.87	1.13	1.12
Net income from discontinued operations per common unit:
Basic (2)	0.58	0.76	0.47	0.28	0.24
Diluted (2)	0.56	0.75	0.46	0.28	0.23
Net income per common unit:
Basic (2)	1.44	1.44	1.36	1.43	1.35
Diluted (2)	1.39	1.41	1.33	1.41	1.35
Distributions declared per common unit	1.70	1.66	1.64	1.58	1.48
Other Data
Funds from operations	$207,314	$186,666	$215,194	$186,707	$202,751
Funds from operations per common unit:
Basic	2.39	2.17	2.44	2.09	2.26
Diluted	2.30	2.13	2.40	2.07	2.25
Cash flows provided by (used in):
Operating activities	294,378	264,463	291,265	288,562	261,175
Investing activities	(728,431)	(340,930)	(246,854)	(363,152)	(726,499)
Financing activities	409,705	112,022	(28,150)	127,303	452,370
Balance Sheet Data
Investments in real estate at cost	$6,526,144	$5,491,707	$4,922,782	$4,527,511	$4,026,597
Total assets	6,386,943	5,409,559	4,983,629	4,763,614	4,433,207
Total consolidated debt	3,257,191	2,574,257	2,235,361	2,143,714	1,843,857
Our share of total debt (3)	2,395,046	1,954,314	1,691,737	1,655,386	1,681,161
General partners’ capital	1,671,140	1,657,137	1,579,265	1,747,389	1,767,930

(1)	Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.
(2)	Basic and diluted net income per weighted average unit equals the net income available to common unitholders divided by 82,133,627 and 85,368,626 units, respectively, for 2004; 81,096,062 and 82,852,528 units, respectively, for 2003; 83,310,885 and 84,795,987 units, respectively, for 2002; 84,174,644 and 85,214,066 units, respectively, for 2001; 83,697,170 and 84,155,306 units, respectively, for 2000.
(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
      You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to consolidated financial statements.
      We commenced operations shortly before the consummation of AMB Property Corporation’s initial public offering on November 26, 1997.
Management’s Overview
      We generate revenue and earnings primarily from rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, and from partnership distributions and fees from our private capital business. We also derive earnings from the strategic disposition of assets and from the disposition of projects under our development-for-sale or contribution program. Our long-term growth is dependent on our ability to maintain and increase occupancy rates or increase rental rates at our properties and our ability to continue to acquire and develop new properties.
      National industrial markets improved significantly during 2004 when compared with market conditions in 2003. The positive trend in demand began in the second quarter of 2004 and reversed 14 prior quarters of negatively trending, or rising, space availability. We believe the protracted period of rising availability created a difficult leasing environment; however investor demand for industrial property (as evidenced by our observation of strong national sales volumes and declining acquisition capitalization rates) has remained consistently strong. We believe we capitalized on the demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis but believe we have substantially achieved our repositioning goals. Property dispositions result in reinvestment capacity and trigger gain/loss recognition, but also create near-term earnings dilution if the capital cannot be redeployed effectively. We experienced such near-term dilution in 2004. However, we believe that the repositioning of our portfolio will benefit our unitholders and noteholders in the long-term. The table below summarizes our leasing activity for 2004 and 2003:

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets (1)	Markets (2)	Average

For the year ended December 31, 2004:
% of total rentable square feet	74.1%	25.9%	100.0%
Occupancy percentage at year end	95.0%	94.2%	94.8%
Same space square footage leased	13,932,213	3,553,563	17,485,776
Rent increases (decreases) on renewals and rollovers	(15.3)%	(3.6)%	(13.2)%
For the year ended December 31, 2003:
% of total rentable square feet	75.0%	25.0%	100.0%
Occupancy percentage at year end	93.5%	91.9%	93.1%
Same space square footage leased	13,636,050	3,636,967	17,273,017
Rent increases (decreases) on renewals and rollovers	(12.7)%	1.7%	(10.1)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.
(2)	Our total other markets include other domestic target markets, other non-target markets, international target markets and retail.

      We observed two positive trends nationally for industrial real estate during the year ended December 31, 2004, supported by data provided by Torto Wheaton Research. First, national industrial space availability declined 70 basis points during the year from 11.6% to 10.9%. This decrease in national industrial space availability occurred in the last three quarters of 2004, reversing the trend of the prior 14 quarters in which national industrial space availability increased on average 36 basis points per quarter. Second, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in available square feet, totaled approximately 175 million square feet in the year ended December 31, 2004, substantially exceeding the 20 million square feet of space absorbed in 2003 and well above the ten-year historical average of 132 million square feet of space absorbed annually.
      In this improved environment, our industrial portfolio’s occupancy levels increased to 94.8% at December 31, 2004 from 93.1% at December 31, 2003, which we believe reflects higher levels of demand for industrial space generally and in our portfolio specifically. During the year ended December 31, 2004, our lease expirations totaled approximately 21.4 million square feet while commencements of new or renewed leases totaled approximately 24.3 million square feet, resulting in an increase in our occupancy level of approximately 170 basis points.
      Rents on industrial renewals and rollovers in our portfolio decreased 13.2% during the year ended December 31, 2004 as leases were entered into or renewed at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national industrial space availability. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10% and 20% from their peak levels in 2001 based on our research data; 47% of the space that rolled over in our portfolio in 2004 had commenced between 1999 and 2001. Rental rates in our portfolio declined at successively lower rates in each of the four quarters during 2004, which we believe indicates a stabilization of market rental rate levels. While the level of rental rate reduction varied by market, we achieved occupancy levels in our portfolio 570 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. During periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term.
      We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico and Japan are attractive given the current lack of supply of modern distribution facilities in the major metropolitan markets of these countries. Globally, we have increased our development pipeline from a low of $107.0 million at the end of 2002 to approximately $828.7 million at December 31, 2004. In addition to our committed development pipeline, we hold a total of 1,263 acres for future development or sale, of which 1,015 acres, 199 acres, 39 acres and ten acres in North America, Mexico, Asia and Europe, respectively, could support an aggregate of approximately 22.2 million square feet of additional development.
      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for acquisitions and developments. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, there can be no assurance that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of December 31, 2004, we owned approximately 40.8 million square feet of our properties (36.8% of the total operating and development portfolio) through our co-investment joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      By 2007, we plan to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, London, Lyon, Madrid and Paris. Our Asian target markets currently include Beijing, Nagoya, Osaka, the Pearl River Delta, Shanghai, Singapore and Tokyo. It is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. As of December 31, 2004, our international operating properties comprised 4.4% of our consolidated annualized base rent.
      For our general partner to maintain its qualification as a real estate investment trust, AMB Property Corporation must pay dividends to its stockholders aggregating annually at least 90% of its taxable income, which is essentially the same as our taxable income. As a result, we cannot rely on retained earnings to fund our on-going operations to the same extent that other corporations whose parent companies are not real estate investment trusts can. We must continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments. See “Liquidity and Capital Resources” for a complete discussion of the sources of our capital.
Summary of Key Transactions in 2004
      During the year ended December 31, 2004, we completed the following capital deployment transactions:

•	Acquired 64 buildings in the United States, Mexico, Europe and Asia, aggregating approximately 7.6 million square feet, for $695.2 million, including $261.0 million invested through four of our co-investment joint ventures;

•	Commenced 19 development projects in the United States, Japan, Mexico and the Netherlands, totaling 6.1 million square feet with an estimated total investment of approximately $648.5 million (using exchange rates in effect at applicable quarter end and year end dates);

•	Acquired 640 acres of land for industrial warehouse development in various U.S. markets and Mexico City for approximately $68.3 million;

•	Sold seven land parcels and six development projects available for sale, aggregating approximately 0.3 million square feet, for an aggregate price of $40.4 million; and

•	Divested ourselves of 21 industrial buildings, two retail centers and one office building, aggregating approximately 3.1 million square feet, for an aggregate price of $200.3 million.
      See Part IV, Item 15: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.
      During the year ended December 31, 2004, we completed the following capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures totaling $243.5 million at an average rate of 5.0%;

•	Obtained $129.2 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 4.5% for international acquisitions, net of the financing for the AMB Ohta Distribution Center development;

•	Completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling;

•	Entered into an unsecured revolving credit agreement through AMB Japan Finance Y.K., our subsidiary, providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen (approximately $233.8 million in U.S. dollars using exchange rates in effect on December 31, 2004);

•	Closed on a 20 billion Yen financing (approximately $195 million U.S. dollars using exchange rates in effect on December 31, 2004) for the AMB Ohta Distribution Center development project in Japan, of which 14 billion Yen ($136 million U.S. dollars using exchange rates in effect on December 31, 2004) has been funded. We locked in the interest rate on 65% of the financing for the full eight-year term at closing. During construction, the fixed rate portion is locked at 1.9% and upon stabilization, the fixed rate will be 2.4%;

•	Formed AMB Institutional Alliance Fund III, L.P., an open-ended co-investment joint venture, with $136.5 million of equity from co-investment partners to invest in properties in the United States; and

•	Formed an unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC, with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, with an equity commitment of $200 million to invest in properties in Mexico, in which we retain a 20% interest. We contributed $71.5 million of operating properties and recently completed development projects in Mexico and when combined with our equity commitment and leverage, the venture has an investment capacity of approximately $715 million. This is our first international co-investment joint venture.
      See Part IV, Item 15: Notes 6, 9 and 11 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.
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
      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. We also record at acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs for all acquisitions. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. Examples of certain situations that could affect future cash flows of a property may include, but are not limited to: significant decreases in occupancy; unforeseen bankruptcy, lease termination and move-out of a major customer; or a significant decrease in annual base rents of that property. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.
      Revenue Recognition. We record rental revenue from operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our allowance for doubtful accounts, security deposits and letters of credit, then we may have to recognize additional doubtful account charges in future periods. We monitor the liquidity and creditworthiness of our customers on an on-going basis by reviewing their financial condition periodically as appropriate. Each period we review our outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. We also record lease termination fees when a customer has executed a definitive termination agreement with us and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to us. If a customer remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such customer’s occupancy.
      Property Dispositions. We report real estate dispositions in three separate categories on our consolidated statements of operations. First, when we divest a portion of our interests in real estate entities or properties, gains from the sale represent the interests acquired by third-party investors for cash. Second, we dispose of value-added conversion projects and build-to-suit and speculative development projects for which we have not generated material operating income prior to sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable. Lastly, beginning in 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, required us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.
      Joint Ventures. We hold interests in both consolidated and unconsolidated joint ventures. Our joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, we determine consolidation based on standards set forth in EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in these pronouncements, we consolidate certain joint venture investments because we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and do not consolidate the joint venture for financial reporting purposes.
      Our General Partner’s Status as a Real Estate Investment Trust. As a real estate investment trust, AMB Property Corporation, our general partner, generally will not be subject to corporate level federal income taxes in the U.S. if minimum distribution, income, asset and shareholder tests are met. However, not all of AMB Property Corporation’s underlying entities, which are also our subsidiaries, are qualified REIT subsidiaries and may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from our taxable REIT subsidiaries and international entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, deferred tax is an immaterial component of our consolidated balance sheet due to our general partner’s status as a real estate investment trust.

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
      As of December 31, 2004, same store industrial properties consisted of properties aggregating approximately 74.5 million square feet. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. During 2004, property divestitures and contributions consisted of 29 industrial buildings, two retail centers and one office, aggregating approximately 4.4 million square feet. In 2003, property divestitures consisted of 48 industrial buildings and two retail centers, aggregating approximately 5.3 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.
For the Years ended December 31, 2004 and 2003 (dollars in millions)

Revenues	2004	2003	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$531.8	$535.4	$(3.6)	(0.7)%
2003 acquisitions	47.8	14.6	33.2	227.4%
2004 acquisitions	25.9	–	25.9	–%
Development	7.8	7.8	–	–%
Other industrial	10.3	6.3	4.0	63.5%
International industrial	25.6	6.1	19.5	319.7%
Retail	3.6	3.1	0.5	16.1%

Total rental revenues	652.8	573.3	79.5	13.9%
Private capital income	12.9	13.3	(0.4)	(3.0)%

Total revenues	$665.7	$586.6	$79.1	13.5%

      The decrease in U.S. industrial same store rental revenues was primarily driven by decreased rental rates in various markets. Across the portfolio, these and other factors accounted for approximately $6.9 million of the change from the prior year. This decrease was partially offset by a decrease in allowances for doubtful accounts of approximately $3.3 million. Industrial same store occupancy was 95.3% at December 31, 2004 and 93.0% at December 31, 2003. For the year ended December 31, 2004, rents in the same store portfolio decreased 14.7% on industrial renewals and rollovers (cash basis) on 16.2 million square feet leased due to decreases in market rates. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. Other industrial revenues include rental revenues from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues. The decrease in private capital income was due to greater incentive fees earned in the prior year.

Costs and Expenses	2004	2003	$ Change	% Change

Property operating costs:
Rental expenses	$94.7	$84.7	$10.0	11.8%
Real estate taxes	73.8	67.3	6.5	9.7%

Total property operating costs	$168.5	$152.0	$16.5	10.9%

Property operating costs
U.S. industrial:
Same store	$141.1	$141.4	$(0.3)	(0.2)%
2003 acquisitions	11.0	3.6	7.4	205.6%
2004 acquisitions	6.9	–	6.9	–%
Development	1.5	3.6	(2.1)	(58.3)%
Other industrial	1.8	1.8	–	–%
International industrial	4.9	0.4	4.5	1,125.0%
Retail	1.3	1.2	0.1	8.3%

Total property operating costs	168.5	152.0	16.5	10.9%
Depreciation and amortization	160.0	132.2	27.8	21.0%
Impairment losses	–	5.3	(5.3)	(100.0)%
General and administrative	59.0	46.4	12.6	27.2%
Fund costs	1.7	0.8	0.9	112.5%

Total costs and expenses	$389.2	$336.7	$52.5	15.6%

      Same store properties’ operating expenses showed a decrease of $0.3 million from the prior year due to decreased non-reimbursable expenses. The 2003 acquisitions consisted of 82 buildings, aggregating approximately 6.5 million square feet. The 2004 acquisitions consisted of 64 buildings, aggregating approximately 7.6 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The 2003 impairment loss was on investments in real estate and leasehold interests. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $2.3 million and additional staffing and expenses for new initiatives, including our international and development expansions. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures. The increase in fund costs was due to additional formation of co-investment joint ventures in 2004.

Other Income and (Expenses)	2004	2003	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$3.8	$5.5	$(1.7)	(30.9)%
Interest and other income	4.0	4.0	–	–%
Gains from dispositions of real estate interests	5.2	7.4	(2.2)	(29.7)%
Development profits, net of taxes	8.5	14.4	(5.9)	(41.0)%
Interest expense, including amortization	(157.9)	(146.2)	11.7	8.0%

Total other income and (expenses), net	$(136.4)	$(114.9)	$21.5	18.7%

      The $1.7 million decrease in equity in earnings of unconsolidated joint ventures was primarily due to decreased occupancy at a property held by one of our joint ventures and increased non-reimbursable expenses.

This decrease was offset by the receipt of a lease termination fee at the above-mentioned property in Chicago in the first quarter of 2004. The gains from dispositions of real estate (not classified as discontinued operations) in 2004, resulted from our contribution of $71.5 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. The gains from disposition of real estate (not classified as discontinued operations) in 2003, resulted from our contribution of $94.0 million in operating properties to our unconsolidated co-investment joint venture, Industrial Fund I, LLC. The decrease in development profits, net of taxes, resulted from delayed gains on development sales. The increase in interest expense, including amortization, was due to the issuance of additional unsecured debt under our 2002 medium-term note program, increased borrowings on the unsecured credit facilities, and additional secured debt borrowings in our co-investment joint ventures.

Discontinued Operations	2004	2003	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$5.9	$20.0	$(14.1)	(70.5)%
Gains from dispositions of real estate, net of minority interests	44.7	45.4	(0.7)	(1.5)%

Total discontinued operations	$50.6	$65.4	$(14.8)	(22.6)%

      During 2004, we divested ourselves of 21 industrial buildings, two retail centers and one office building, aggregating approximately 3.1 million square feet, for an aggregate price of $200.3 million, with a resulting net gain of $42.0 million. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of $42.9 million. The decrease in income attributable to discontinued operations reflects the fact that properties were held for only a partial period in 2004 versus an entire year in 2003.

Preferred Units	2004	2003	$ Change	% Change

Preferred unit distributions	$(13.5)	$(18.2)	$(4.7)	(25.8)%
Preferred unit (issuance costs or premium)	–	(5.4)	(5.4)	(100.0)%

Total preferred units	$(13.5)	$(23.6)	$(10.1)	(42.8)%

      The decrease in preferred unit distributions resulted primarily from the redemption of all 1,300,000 of our outstanding 8 5/8% Series B Cumulative Redeemable Preferred Units in November 2003. Accordingly, we recognized a reduction of income available to common unitholders of $1.7 million for the original issuance costs. In July 2003, we redeemed all 3,995,800 of our outstanding 8.5% Series A Cumulative Redeemable Preferred Units and recognized a reduction of income available to common unitholders of $3.7 million for the original issuance costs.

For the Years ended December 31, 2003 and 2002 (dollars in millions)

Revenues	2003	2002	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$535.4	$529.2	$6.2	1.2%
2003 acquisitions	14.6	–	14.6	–%
Development	7.8	3.9	3.9	100.0%
Other industrial	6.3	13.1	(6.8)	(51.9)%
International industrial	6.1	0.7	5.4	771.4%
Retail	3.1	5.1	(2.0)	(39.2)%

Total rental revenues	573.3	552.0	21.3	3.9%
Private capital income	13.3	11.2	2.1	18.8%

Total revenues	$586.6	$563.2	$23.4	4.2%

      The increase in U.S. industrial same store revenues were primarily driven by increased rental revenues in our on-tarmac and Los Angeles markets. These increases were partially offset by decreased rental income in our San Francisco Bay Area market and an increase in our allowances for doubtful accounts of $4.0 million across the portfolio. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The development revenue increase reflects the timing of the stabilization of properties in the development pipeline. Other industrial revenues include rental revenues from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003, we acquired properties in Mexico and France, resulting in increased international industrial revenues. The increase in private capital income was primarily due to incentive distributions earned from AMB Partners II, L.P.

Costs and Expenses	2003	2002	$ Change	% Change

Property operating costs:
Rental expenses	$84.7	$72.6	$12.1	16.7%
Real estate taxes	67.3	63.9	3.4	5.3%

Total property operating costs	$152.0	$136.5	$15.5	11.4%

Property operating costs
U.S. industrial:
Same store	$141.4	$127.5	$13.9	10.9%
2003 acquisitions	3.6	–	3.6	–%
Development	3.6	3.2	0.4	12.5%
Other industrial	1.8	4.2	(2.4)	(57.1)%
International industrial	0.4	–	0.4	–%
Retail	1.2	1.6	(0.4)	(25.0)%

Total property operating costs	152.0	136.5	15.5	11.4%
Depreciation and amortization	132.2	121.1	11.1	9.2%
Impairment losses	5.3	2.9	2.4	82.8%
General and administrative	46.4	45.1	1.3	2.9%
Fund costs	0.8	1.0	(0.2)	(20.0)%

Total costs and expenses	$336.7	$306.6	$30.1	9.8%

      The $13.9 million increase in same store properties’ operating expenses was primarily due to increases in common area maintenance expenses of $12.0 million and real estate taxes of $2.9 million, partially offset by a decrease in insurance expenses of $1.0 million. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate, partially offset by a reduction of $2.1 million for the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The 2003 impairment loss was on investments in real estate and leasehold interests. The 2002 impairment included losses for lease cost write-offs of $1.7 million and an impairment on a portion of our planned property contributions of $1.2 million. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $2.8 million, partially offset by decreased personnel costs and taxes. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2003	2002	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$5.5	$5.7	$(0.2)	(3.5)%
Interest and other income	4.0	9.4	(5.4)	(57.4)%
Gains from dispositions of real estate interests	7.4	8.8	(1.4)	(15.9)%
Development profits, net of taxes	14.4	1.2	13.2	1,100.0%
Interest expense, including amortization	(146.2)	(142.9)	3.3	2.3%

Total other income and (expenses), net	$(114.9)	$(117.8)	$(2.9)	(2.5)%

      The decrease in interest and other income was primarily due to the repayment in full of a $74.0 million 9.5% mortgage note receivable in July 2002. Gains from dispositions of real estate (not classified as discontinued operations) in 2003 resulted from our contribution of $94.0 million in operating properties to our unconsolidated co-investment joint venture, Industrial Fund I, LLC, in February 2003. We recognized a gain of $7.4 million on the contribution, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During 2002, we sold two industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting loss of $0.8 million. In June 2002, we also contributed $76.9 million in operating properties to our consolidated co-investment joint venture, AMB-SGP, L.P. We recognized a gain of $3.3 million, representing the sale of our interests in the properties acquired by the third-party investors for cash. In November 2002, our joint venture partner in AMB Partners II, L.P. increased its ownership from 50% to 80% by acquiring 30% of our interest in AMB Partners II, L.P. We recognized a gain of $6.3 million on the sale of our 30% interest. The increase in development profits, net of taxes, resulted from an increased sales volume of $57.8 million in 2003.

Discontinued Operations	2003	2002	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$20.0	$30.0	$(10.0)	(33.3)%
Gains from dispositions of real estate, net of minority interests	45.4	11.5	33.9	294.8%

Total discontinued operations	$65.4	$41.5	$23.9	57.6%

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

Preferred Units	2003	2002	$ Change	% Change

Preferred unit distributions	$(18.2)	$(19.8)	$(1.6)	(8.1)%
Preferred unit redemption discount/(issuance costs or premium)	(5.4)	0.4	5.8	1,450.0%

Total preferred units	$(23.6)	$(19.4)	$4.2	21.6%

      The decrease in preferred unit distributions is due primarily to the redemption of all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Units in July 2003. This decrease was offset by the issuance of 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units in June 2003 and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units in November 2003. The redemption of our 8.5% Series A Cumulative Redeemable Preferred Units resulted in a reduction of income available to common unitholders of $3.7 million for the original issuance costs. In addition, on November 26, 2003, we redeemed all 1,300,000 of our 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units and recognized a reduction of income available to common unitholders of $1.7 million for the original issuance costs.
LIQUIDITY AND CAPITAL RESOURCES
      Balance Sheet Strategy. In general, we use unsecured lines of credit, unsecured notes, preferred units and common units (issued by us and/or our subsidiaries) to capitalize our 100%-owned assets. Over time, we plan to retire non-recourse, secured debt encumbering our 100%-owned assets and replace that debt with unsecured notes. In managing our co-investment joint ventures, in general, we use non-recourse, secured debt to capitalize our co-investment joint ventures.
      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries);

•	net proceeds from divestitures of properties;

•	private capital from co-investment partners; and

•	contribution of properties and completed development projects to our co-investment joint ventures.
      We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions, including our global expansion;

•	debt service; and

•	distributions on outstanding common and preferred limited partnership units.
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
Capital Resources
      Property Contributions. In December 2004, we contributed $71.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 1.3 million square feet, to our newly formed unconsolidated joint venture, AMB-SGP Mexico, LLC, with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, and recognized a gain of $7.2 million representing the partial sale of our interest in the contributed properties acquired by the third-party co-investor for cash.
      Property Divestitures. During 2004, we divested ourselves of 21 industrial buildings, two retail centers and one office building, aggregating approximately 3.1 million square feet, for an aggregate price of $200.3 million, with a resulting net gain of $42.0 million.
      Development Sales and Contributions. During 2004, we sold seven land parcels and six development projects as part of our development-for-sale program, aggregating approximately 0.3 million square feet for an aggregate price of $40.4 million, resulting in an after-tax gain of $6.5 million. During 2004, we also contributed one completed development project into a newly formed unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $2.0 million representing the partial sale of our interest in the contributed property acquired by the third-party co-investor for cash.
      Properties Held for Divestiture. As of December 31, 2004, we held for divestiture 25 industrial buildings and one undeveloped land parcel, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of these properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2004, the net carrying value of the properties held for divestiture was $87.3 million. Expected net sales proceeds exceed the net carrying value of the properties.
      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. We generally consolidate these joint ventures for financial reporting purposes because they are not variable interest entities and because we are the sole managing general partner and control all major operating decisions. However in certain cases, our co-investment joint ventures are unconsolidated.
      During 2004, we formed AMB Institutional Alliance Fund III, L.P. with $136.5 million of equity from co-investment partners to invest in properties in the United States. During 2004, we contributed $71.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 1.3 million square feet, to our newly formed unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC.
      Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2004, we owned approximately 40.8 million square feet of our properties (36.8% of the total operating and development portfolio) through our consolidated co-investment joint ventures and 4.6 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.
      Our co-investment joint ventures at December 31, 2004 (dollars in thousands):

		Our
		Approximate	Original
		Ownership	Planned
Consolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization (1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc. (2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$500,000
AMB-SGP, L.P.	Industrial JV Pte Ltd (3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc. (4)	20%	$489,000
AMB-AMS, L.P. (5)	PMT, SPW and TNO (6)	39%	$200,000
AMB Institutional Alliance Fund III, L.P. (7)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.
(2)	Comprised of 16 institutional investors as stockholders as of December 31, 2004.
(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.
(4)	Comprised of 13 institutional investors as stockholders as of December 31, 2004.
(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.
(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.
(7)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

Our
		Approximate	Original
		Ownership	Planned
Unconsolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization (1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd (2)	20%	$715,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.
(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.
      Partners’ Capital. As of December 31, 2004, we had outstanding 83,019,229 common general partnership units; 4,600,556 common limited partnership units; 800,000 7.95% series J cumulative redeemable preferred partnership units; 800,000 7.95% series K cumulative redeemable preferred partnership units; 2,000,000 6.5% series L cumulative redeemable preferred partnership units and 2,300,000 6.75% series M cumulative redeemable preferred partnership units.
      On June 23, 2003, AMB Property Corporation issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by AMB Property Corporation on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $48.0 million to us, and in exchange, we issued to AMB Property Corporation 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. We used the proceeds, in addition to proceeds previously contributed to us from other equity issuances, to redeem all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Units from AMB Property Corporation on July 28, 2003. AMB Property Corporation, in turn, used those proceeds to redeem all

3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.
      On July 14, 2003, AMB Property II, L.P., one of our subsidiaries, repurchased, from an unrelated third party, 66,300 of its series F preferred units for $3.3 million, including accrued and unpaid dividends.
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
      On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and AMB Property Corporation’s indirect subsidiary, owns an approximate 1.0% general partnership interest and we own an approximate 99% common limited partnership interest, issued 729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution of certain parcels of land that are located in multiple markets to AMB Property II, L.P. Beginning September 25, 2006 and until and including September 25, 2009, the series N preferred units may be redeemed by AMB Property II, L.P. at a redemption price equal to 99.5% of the original $50.00 per unit capital contribution, plus all accrued and unpaid distributions to the date of redemption, which shall be paid solely out of capital contributed to AMB Property II, L.P. by us or Texas AMB I, LLC (other than with respect to the accumulated but unpaid distributions). Pursuant to a Put Agreement, dated September 24, 2004, by and between us and Robert Pattillo Properties, Inc., beginning on June 1, 2005 and until January 15, 2006, the holders of the series N preferred units will have the right to sell all, but not less than all, of such units to us (or to certain designees) at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale.
      As of December 31, 2004, $90.8 million in preferred units with a rate of 7.75%, issued by us, were callable under the terms of our partnership agreement.
      In December 2003, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock during the year ended December 31, 2004.
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
      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of December 31, 2004, our share of total debt-to-our share of total market capitalization ratio was 37.8%. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. See footnote 1 to the Capitalization Ratio table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for our definition of “market equity” and footnote 2 to such table for our definition of “our share of total debt.” However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.
      As of December 31, 2004, the aggregate principal amount of our secured debt was $1.9 billion, excluding unamortized debt premiums of $10.8 million. Of the $1.9 billion of secured debt, $1.4 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.7% to 10.4% per annum (with a weighted average rate of 6.3%) and has final maturity dates ranging from April 2005 to November 2022. As of December 31, 2004, $1.8 billion of the secured debt obligations bears interest at fixed rates with a weighted average interest rate of 6.5% while the remaining $96.6 million bears interest at variable rates (with a weighted average interest rate of 2.5%).
      As of December 31, 2004, we had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 4.6 years. These unsecured senior debt securities include $400.0 million in notes, issued in June 1998, $400.0 million of medium-term notes, which were issued under our 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under our 2002 medium-term note program. As of December 31, 2004, our 2002 medium-term note program has a remaining capacity of $175.0 million. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the 2002 program from time to time and as market conditions permit.
      In August 2000, we commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes with a weighted average interest rate of 7.3%. These notes mature between December 2005 and September 2011 and are guaranteed by AMB Property Corporation.
      In May 2002, we commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by AMB Property Corporation. On November 10, 2003, we issued $75.0 million aggregate principal amount of senior unsecured notes to Teachers Insurance and Annuity Association of America under the 2002 medium-term note program. AMB Property Corporation guaranteed the principal amount and interest on the notes, which mature on November 1, 2013, and bear interest at 5.53% per annum. Teachers has agreed that until November 10, 2005, we can require Teachers to return the notes to us for cancellation for an obligation of equal dollar amount under a first mortgage loan to be secured by properties determined by us, except that in the event the ratings on our senior unsecured debt are downgraded by two ratings agencies to BBB-, we will only have ten days after the last of these downgrades to exercise this right. During the period when we can exercise our cancellation right and until any mortgage loans close, Teachers has agreed not to sell, contract to sell, pledge, transfer or otherwise dispose of, any portion of the notes. On December 9, 2004, AMB Property Corporation returned $21.1 million of these senior unsecured notes for cancellation and Teachers issued a first mortgage loan in this principal amount that is secured by certain properties in one of our joint ventures.

      In June 1998, we issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005.
      AMB Property Corporation guarantees our obligations with respect to our senior debt securities. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to pay distributions to our unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.
      Credit Facilities. On June 1, 2004, we completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. AMB Property Corporation remains a guarantor of our obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces our previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of our long-term debt. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of our unencumbered properties. As of December 31, 2004, the outstanding balance on the credit facility was $235.1 million and the remaining amount available was $251.0 million, net of outstanding letters of credit of $13.9 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on December 31, 2004, would equal approximately $114.6 million and $92.5 million in U.S. dollars, respectively. As of December 31, 2004, we had an additional outstanding balance of $27.8 million on other credit facilities.
      On June 29, 2004, AMB Japan Finance Y.K., one of our subsidiaries, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on December 31, 2004, equaled approximately $233.8 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which we directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of our long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of December 31, 2004, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2004, was $88.8 million in U.S. dollars.
      On November 24, 2004, AMB Tokai TMK, one of our Japanese subsidiaries, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on December 31, 2004, would equal approximately $194.9 million U.S. dollars. The financing agreement is among AMB Tokai TMK, us, AMB Property Corporation, Sumitomo Mitsui Banking Corporation and a syndicate of banks. We, along with AMB Property Corporation, jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the credit rating of our long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, we, Sumitomo and AMB Tokai TMK signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of December 31, 2004, the outstanding balance on this financing agreement was 14 billion Yen, which, using the exchange rate in effect on December 31, 2004, equaled approximately $136.4 million U.S. dollars.
      Mortgages Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2004, the outstanding balance on the note was $12.9 million. We also hold a short-term mortgage on a sold property totaling $0.8 million with an interest rate of 12.0%. The mortgage matures in November 2006.

      The tables below summarize our debt maturities and capitalization as of December 31, 2004 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt (4)	Debt (4)	Securities	Debt	Facilities (1)	Total Debt

2005	$43,398	$65,802	$250,000	$647	$–	$359,847
2006	80,641	72,184	75,000	698	27,826	256,349
2007	16,386	70,920	75,000	752	323,873	486,931
2008	42,091	174,431	175,000	810	–	392,332
2009	5,644	119,163	100,000	873	–	225,680
2010	71,471	149,960	75,000	941	–	297,372
2011	80,319	412,055	75,000	1,014	–	568,388
2012	133,781	177,833	–	1,093	–	312,707
2013	1,985	117,346	53,940	920	–	174,191
2014	2,105	3,777	–	616	–	6,498
Thereafter	7,108	33,358	125,000	664	–	166,130

Subtotal	484,929	1,396,829	1,003,940	9,028	351,699	3,246,425
Unamortized premiums	3,510	7,256	–	–	–	10,766

Total consolidated debt	488,439	1,404,085	1,003,940	9,028	351,699	3,257,191
Our share of unconsolidated joint venture debt (2)	–	105,829	–	–	–	105,829

Total debt	488,439	1,509,914	1,003,940	9,028	351,699	3,363,020
Joint venture partners’ share of consolidated joint venture debt	–	(967,974)	–	–	–	(967,974)

Our share of total debt (3)	$488,439	$541,940	$1,003,940	$9,028	$351,699	$2,395,046

Weighed average interest rate	5.3%	6.4%	6.6%	7.5%	1.9%	5.8%
Weighed average maturity (in years)	5.4	6.1	4.6	9.8	2.4	5.1

(1)	Includes Euro, Yen and Singapore dollar-based borrowings translated to U.S. dollars using the functional exchange rates in effect on December 31, 2004.
(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.3% and 4.9 years, respectively.
(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure. For the calculation of the joint venture partners’ share of consolidated joint venture debt used in the above table, please see Part 1, Item 2: “Properties held through Joint Ventures, Limited Liability Companies and Partnerships — Co-investment Consolidated Joint Ventures.”

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $269.5 million. Of this, $195.2 million is associated with assets located in Asia and the remaining $74.3 million is related to assets located in Europe.

Market Capital

	Units	Market	Market
Security	Outstanding	Price (1)	Value (1)

Common units	83,019,229	$40.39	$3,353,147
Common limited partnership units (2)	4,746,104	$40.39	191,695

Total	87,765,333		$3,544,842

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.
(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series N preferred units	5.00%	36,479	September 2009
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.29%	$392,325

Capitalization Ratios as of December 31, 2004

Total debt-to-total market capitalization (1)	46.0%
Our share of total debt-to-our share of total market capitalization (1)(2)(3)	37.8%
Total debt plus preferred-to-total market capitalization (1)(3)	51.4%
Our share of total debt plus preferred-to-our share of total market capitalization (1)(2)(3)	44.0%
Our share of total debt-to-our share of total book capitalization (1)(4)	54.0%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and our common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of December 31, 2004.

(2)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization on the preceding page in “— Liquidity and Capital Resources — Capital Resources.”
(3)	Our definition of “preferred” is preferred equity liquidation preferences.
(4)	Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital.

Liquidity
      As of December 31, 2004, we had $109.4 million in cash and cash equivalents (of which $69.0 million was held by our consolidated co-investment joint ventures), and $418.3 million of additional available borrowings under our credit facilities. As of December 31, 2004, we had $37.2 million in restricted cash (of which $21.2 million was held by our consolidated co-investment joint ventures).
      We announced our intention to pay a regular cash distribution for the quarter ended December 31, 2004 of $0.425 per common unit. The distributions were payable on January 7, 2005 to unitholders of record on December 23, 2004. The series L and M preferred unit distributions were payable on January 17, 2005 to our general partner, AMB Property Corporation, as the sole unitholder. The series E, F, J and K preferred unit quarterly distributions were payable on January 17, 2005. The series D, H and I preferred unit quarterly distributions were payable on December 27, 2004.
      The following table sets forth the distributions paid or payable per unit for the years ended December 31, 2004, 2003 and 2002:

Paying Entity	Security	2004	2003	2002

Operating Partnership	Common limited partnership units	$1.70	$1.66	$1.64
Operating Partnership	Series B preferred units	n/a	$3.71	$4.31
Operating Partnership	Series J preferred units	$3.98	$3.98	$3.98
Operating Partnership	Series K preferred units	$3.98	$3.98	$2.96
AMB Property II, L.P.	Class B common limited partnership units	$1.70	$0.22	n/a
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Series G preferred units	n/a	n/a	$2.14
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units	$0.70	n/a	n/a
      The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), as well as property divestitures. However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Capital Commitments
      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during 2004, we initiated 14 new industrial development projects in the United States and Mexico with a total estimated investment of $235.4 million, aggregating an estimated 3.1 million square feet, four new industrial developments in Japan and Singapore with a total expected investment of $368.8 million, aggregating approximately 2.7 million square feet, and one new industrial development in Europe with a total expected investment of $44.3 million, aggregating approximately 0.3 million square feet. As of December 31, 2004, we had 30 projects in our development pipeline representing a total estimated investment of $828.7 million upon completion, of which four industrial projects with a total of 1.2 million square feet and an aggregate estimated investment of $55.0 million upon completion are held in unconsolidated joint ventures. In addition, we held four development projects available for sale, representing a total estimated investment of $29.2 million upon completion. Of this total, $515.2 million had been funded as of December 31, 2004 and an estimated $342.7 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
      Acquisitions. During 2004, we acquired 64 industrial buildings, aggregating approximately 7.6 million square feet for a total expected investment of $695.2 million, of which we acquired 48 industrial buildings aggregating approximately 4.2 million square feet through three of our co-investment joint ventures, for a total expected investment of $261.0 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facilities, cash, debt issuances and net proceeds from property divestitures.
      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from two to 58 years. These operating lease payments are amortized ratably over the terms of the related leases. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2004 were as follows (dollars in thousands):

2005	$10,810
2006	11,320
2007	11,280
2008	11,310
2009	11,169
Thereafter	222,437

Total	$278,326

      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2004, we had investments in co-investment joint ventures with a gross book value of $2.6 billion, which are consolidated for financial reporting purposes, and investments in an unconsolidated co-investment joint venture of $9.5 million. As of December 31, 2004, we may make additional capital contributions to current and planned co-investment joint ventures of up to $47.9 million. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invest through a private real estate investment trust. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries) or net proceeds from property divestitures, which could adversely effect our cash flow.
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
      Potential Unknown Liabilities. Unknown liabilities may include the following:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our general partner’s predecessors and others indemnified by these entities.

Overview of Contractual Obligations
      The following table summarizes our debt, interest and lease payments due by period as of December 31, 2004 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$359,847	$743,280	$618,012	$1,525,286	$3,246,425
Debt interest payments	25,154	30,438	36,117	108,280	199,989
Operating lease commitments	10,810	22,600	22,479	222,437	278,326

Total	$395,811	$796,318	$676,608	$1,856,003	$3,724,740

OFF-BALANCE SHEET ARRANGEMENTS
      Standby Letters of Credit. As of December 31, 2004, we had provided approximately $33.6 million in letters of credit, of which $13.9 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

      Guarantees. Other than parent guarantees associated with our unsecured debt, as of December 31, 2004, we had outstanding guarantees in the aggregate amount of $34.7 million in connection with certain acquisitions and lease obligations of which $8.3 million was backed by standby letters of credit. As of December 31, 2004, we guaranteed $4.8 million on outstanding construction loans on two of our unconsolidated joint ventures. Additionally, we provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $30.2 million for another of our unconsolidated joint ventures, of which $20.9 million was outstanding as of December 31, 2004. In connection with this construction loan, our joint venture partner provides an underlying construction loan guarantee up to the completion of construction.
      Performance and Surety Bonds. As of December 31, 2004, we had outstanding performance and surety bonds in an aggregate amount of $1.2 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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

      The following table reflects the calculation of FFO reconciled from net income for the years ended December 31 (dollars in thousands):

	2004	2003	2002	2001	2000

Net income	$138,516	$147,089	$139,054	$150,272	$135,432
Income available to common unitholders attributable to limited partners	(6,685)	(6,773)	(6,659)	(7,591)	(8,042)
Gains from dispositions of real estate	(47,224)	(50,325)	(19,383)	(41,859)	(7,044)
Real estate related depreciation and amortization:
Total depreciation and amortization	160,026	132,167	121,069	101,455	81,523
Discontinued operations’ depreciation	7,324	10,170	15,434	12,088	8,835
Furniture, fixtures and equipment depreciation	(871)	(720)	(712)	(731)	(380)
Ground lease amortization (3)	–	–	(2,301)	(1,232)	(734)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net Income)	37,817	31,726	27,320	23,731	11,086
Limited partnership unitholders’ minority interests (Net Income)	3,318	2,890	4,004	5,322	6,676
Limited partnership unitholders’ minority interests (Development profits)	435	344	57	764	–
Discontinued operations’ minority interests (Net Income)	4,573	4,991	5,105	4,666	2,586
FFO attributable to minority interests	(80,192)	(65,603)	(52,051)	(40,144)	(15,055)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(3,781)	(5,445)	(5,674)	(5,467)	(5,212)
Our share of FFO	7,549	9,755	9,291	8,014	7,188
Preferred unit distributions	(13,491)	(18,187)	(19,772)	(14,981)	(14,108)
Preferred unit redemption discount (issuance costs)	–	(5,413)	412	(7,600)	–

Funds from operations	$207,314	$186,666	$215,194	$186,707	$202,751

Basic FFO per common unit	$2.39	$2.17	$2.44	$2.09	$2.26

Diluted FFO per common unit	$2.30	$2.13	$2.40	$2.07	$2.25

Weighted average common units:
Basic	86,885,250	85,859,899	88,204,208	89,286,379	89,566,375

Diluted	90,120,250	87,616,365	89,689,310	90,325,801	90,024,511

BUSINESS RISKS
      Our operations involve various risks that could have adverse consequences to us. These risks include, among others:
General Real Estate Industry Risks

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
      As of December 31, 2004, leases on a total of 16.3% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2005. We derive most of our income from rent received from our customers. Accordingly, our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew these expiring leases, if the rental rates upon renewal or reletting are significantly lower than expected. If a tenant experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to customers.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.
      We compete with other developers, owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

Real estate investments are relatively illiquid, making it difficult for us to respond promptly to changing conditions.
      Real estate assets are not as liquid as certain other types of assets. Further, our general partner is a real estate investment trust and the Internal Revenue Code regulates the number of properties that it can dispose of in a year, their tax bases and the cost of improvements to the properties. In addition, a portion of the properties held directly or indirectly by certain of our subsidiary partnerships were acquired in exchange for limited partnership units in the applicable partnership. The contribution agreements for such properties may contain restrictions on certain sales, exchanges or other dispositions of these properties, or a portion thereof, that result in a taxable transaction for specified periods, following the contribution of these properties to the applicable partnership. These limitations may affect our ability to sell properties. This lack of liquidity and the Internal Revenue Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders.
We could be adversely affected if a significant number of our tenants are unable to meet their lease obligations.
      Our results of operations, distributable cash flow and the value of our common units would be adversely affected if a significant number of our tenants were unable to meet their lease obligations to us. In the event of a significant number of lease defaults, our cash flow may not be sufficient to pay distributions to unitholders and repay maturing debt. As of December 31, 2004, we did not have any single tenant account for annualized base rent revenues greater than 3.4%. However, in the event of lease defaults by a significant number of our tenants, we may incur substantial costs in enforcing our rights as landlord.
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
      We have acquired and developed, and expect to continue to acquire and develop, properties in international countries. Because local markets affect our operations, our international investments are subject to economic fluctuations in the international locations in which we invest. In addition, our international operations are subject to the usual risks of doing business abroad such as revisions in tax treaties or other laws and regulations, including those governing the taxation of our international revenues, restrictions on the transfer of funds, and, in certain parts of the world, property rights uncertainty and political instability. We cannot predict the likelihood that any of these developments may occur. Further, we have entered, and may in the future enter, into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. And even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis or at all.
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

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and the currencies of the other countries in which we invest.
      We are pursuing, and intend to continue to pursue, growth opportunities in international markets. As we invest in countries where the U.S. dollar is not the national currency, we are subject to international currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of those other countries. A significant depreciation in the value of the currency of one or more countries where we have a significant investment may materially affect our results of operations. We attempt to mitigate any such effects by borrowing under our multi-currency credit facility in the currency of the country we are investing in and, under certain circumstances, by putting in place international currency put option contracts hedging exchange rate fluctuations. For leases denominated in international currencies, we may use derivative financial instruments to manage the international exchange risk. We cannot, however, assure you that our efforts will successfully neutralize all international currency risks. If we do engage in international currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any international currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that our general partner must satisfy annually in order to qualify and maintain its status as a REIT.
Our performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.
      As of December 31, 2004, our industrial properties located in California represented 27.0% of the aggregate square footage of our industrial operating properties and 27.8% of our industrial annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.
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

      A number of our properties are located in areas that are known to be subject to earthquake activity. Domestic properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, Memphis and Seattle. Our largest concentration of such properties is in California where, as of December 31, 2004, we had 289 industrial buildings, aggregating approximately 24.4 million square feet and representing 27.0% of our industrial operating properties based on aggregate square footage and 27.8% based on industrial annualized base rent. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.
We are subject to risks and liabilities in connection with properties owned through joint ventures, limited liability companies and partnerships.
      As of December 31, 2004, we owned approximately 55.6 million square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments involve certain risks, including:

•	if our partners, co-members or joint venturers go bankrupt, then we and any other remaining general partners, members, or joint venturers would generally remain liable for the partnership’s, limited liability company’s, or joint venture’s liabilities;

•	if our partners fail to fund their share of any required capital contributions;

•	our partners, co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	our partners, co-members or joint venturers may have the power to act contrary to our instructions, requests, policies, or objectives, including our general partner’s current policy with respect to maintaining its qualification as a real estate investment trust;

•	the joint venture, limited liability and partnership agreements often restrict the transfer of a joint venture’s, member’s or partner’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	disputes between us and our partners, co-members or joint venturers may result in litigation or arbitration that would increase our expenses and prevent AMB Property Corporation’s officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership or joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our partners, co-members or joint venturers.
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
      We intend to continue to divest ourselves of properties that do not meet our strategic objectives, provided that we can negotiate acceptable terms and conditions. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. If we are unable to dispose of properties on favorable terms or redeploy the proceeds of property divestitures in accordance with our investment strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.
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
      We have and may in the future acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the properties.
We are dependent on external sources of capital.
      In order for our general partner, AMB Property Corporation, to qualify as a real estate investment trust, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is taxed on its income to the extent it is not fully distributed. We are required to make distributions to AMB Property Corporation that will enable it to satisfy this distribution requirement and avoid tax liability. Consequently, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and must rely on third-party sources of capital. Further, in order for our general partner, AMB Property Corporation, to maintain its REIT status and avoid the payment of income and excise taxes, AMB Property Corporation may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability, and that of our general partner, to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including, general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of AMB Property Corporation’s capital stock.

Debt Financing Risks

We could incur more debt, increasing our debt service.
      It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of total debt-to-our share of total market capitalization ratio to exceed approximately 45%. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. See footnote 1 to the Capitalization Ratio table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for our definition of “market equity” and footnote 2 to such table for our definition of “our share of total debt.” The aggregate amount of indebtedness that we may incur under our policy increases directly with an increase in the market price per share of AMB Property Corporation’s capital stock. Further, our general partner’s management could alter or eliminate this policy without unitholder or noteholder approval. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to our unitholders.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.
      As of December 31, 2004, we had total debt outstanding of $3.3 billion. AMB Property Corporation guarantees our obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to make distributions to our unitholders and payments to our noteholders to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
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
      The terms of our credit agreements and other indebtedness require that we comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. As of December 31, 2004, we had certain non-recourse, secured loans, which are cross-collateralized by multiple properties. If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Failure to hedge effectively against interest rates may adversely affect results of operations.
      We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
Conflicts of Interest Risks

Some of AMB Property Corporation’s directors and executive officers are involved in other real estate activities and investments and therefore, may have conflicts of interest with us.
      Certain of AMB Property Corporation’s executive officers and directors own interests in other real-estate related businesses and investments, including retail development projects, office buildings and de minimis holdings of the equity securities of public and private real estate companies. AMB Property Corporation’s executive officers’ continued involvement in other real estate-related activities could divert their attention from our day-to-day operations. AMB Property Corporation’s executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit AMB Property Corporation’s ability to enforce these agreements. We believe that these properties and activities generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director of AMB Property Corporation, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. We will not acquire any properties from AMB Property Corporation’s executive officers, directors or their affiliates unless the transaction is approved by a majority of the disinterested and independent (as defined by the rules of the New York Stock Exchange) members of AMB Property Corporation’s board of directors with respect to that transaction.

AMB Property Corporation’s duty to its stockholders may conflict with the interests of our limited partners and noteholders.
      AMB Property Corporation has fiduciary obligations to its stockholders, the discharge of which may conflict with the interests of our limited partners and noteholders.
Risks Associated with Government Regulations

The costs of compliance with environmental laws and regulations and any related potential liability could exceed our budgets for these items.
      Under various environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances or petroleum products at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. These laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage, or other costs, including investigation and clean-up costs, resulting from the environmental contamination.
      Environmental laws in some countries, including the U.S., also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.
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
      Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flow and the amounts available for distributions to our unitholders and payments to our noteholders may be adversely affected. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life-safety requirements. We could incur fines or private damage awards if we fail to comply with these requirements. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flow and results of operations.

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
Risks Associated with Our Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
      The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s on-going review of our accounting policies and internal control over financial reporting, on October 12, 2004, management determined that there was a material weakness in our internal control over financial reporting related to ground lease depreciation. This weakness resulted in an understatement of depreciation expense and resulted in a restatement of depreciation expense for our results in previously issued financial statements for the years ended December 31, 2003, 2002 and 2001 and for the quarters ended March 31, 2004 and June 30, 2004. In connection with correcting this error, management modified our system of internal control over financial reporting to remediate the material weakness. As of December 31, 2004, management had appropriately remediated this issue and the material weakness no longer existed. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our general partner’s stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2004, we had two outstanding interest rate swaps with aggregate notional amount of $137.1 million (in U.S. dollars). See Financial Instruments disclosure below.
      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $10.8 million as of December 31, 2004 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt (1)	$358,798	$172,312	$145,740	$386,761	$188,305	$1,496,223	$2,748,139
Average interest rate	7.0%	6.6%	6.9%	6.7%	4.8%	7.2%	6.6%
Variable rate debt (2)	$1,049	$84,037	$341,191	$5,571	$37,375	$29,063	$498,286
Average interest rate	3.6%	2.6%	2.0%	2.8%	2.7%	1.9%	2.1%
Interest Payments	$25,154	$13,558	$16,880	$26,069	$10,048	$108,280	$199,989

(1)	Represents 84.7% of all outstanding debt.
(2)	Represents 15.3% of all outstanding debt.
      If market rates of interest on our variable rate debt increased by 10%, then the increase in interest expense on the variable rate debt would be $1.1 million annually. As of December 31, 2004, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.4 billion based on our estimate of current market interest rates.
      As of December 31, 2004 and 2003, variable rate debt comprised 15.3% and 14.7%, respectively, of all our outstanding debt. Variable rate debt was $498.3 million and $378.0 million, respectively, as of December 31, 2004 and 2003. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.
      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at December 31, 2004 were two put options (buy USD/sell MXN) hedging against adverse currency exchange fluctuations of the Mexican peso against the U.S. dollar and two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and Japanese TIBOR (Japan). The following table summarizes our financial instruments as of December 31, 2004:

	Maturity Dates
				Notional
Related Derivatives (in thousands)	March-05	Dec-08	October-12	Amount	Fair Value

Interest Rate Swaps:
Plain Interest Rate Swap, Japan
Notional Amount (U.S. Dollars)			$126,669	$126,669
Receive Floating (%)			3M TIBOR
Pay Fixed Rate (%)			1.32%
Fair Market Value			$–		$(1,211)
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)		$10,437		$10,437
Receive Floating (%)		3M EURIBOR
Pay Fixed Rate (%)		3.72%
Fair Market Value		$–			$(13)
Foreign Exchange Agreements:
Option to Sell MXN/ Buy USD
Contract Amount (U.S. Dollars)	$2,422			$2,422
Contract FX Rate	11.50
Contract Premium	$43				$30

Total				$139,528	$(1,194)

      International Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of currency exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Losses resulting from the translation are included in partners’ capital and totaled $0.4 million for the year ended December 31, 2004.
      Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the year ended December 31, 2004, gains from remeasurement included in our consolidated statements of operations were $0.5 million.
      We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. We believe that these gains and losses are immaterial.

Item 8.	Financial Statements and Supplementary Data
      See Item 15: “Exhibits and Financial Statement Schedule.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Restatement of Depreciation Expense
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
      Management also determined that the internal control deficiency that resulted in this restatement represented a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Our conclusion that the control deficiencies surrounding ground lease depreciation constituted a material weakness means that there was a more than remote likelihood of a material misstatement in our financial statements for future periods. As of December 31, 2004, management had appropriately remediated this issue and the material weakness no longer existed.
      These assets are now depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. In connection with correcting the depreciation error, management modified our system of internal control over financial reporting to remediate this internal control deficiency. Specifically, we implemented the following remediation measures with respect to this material weakness:

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
      Management restated our consolidated financial statements contained in our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003 originally filed with the U.S. Securities and Exchange Commission on March 11, 2004 and March 15, 2004, respectively, and our Quarterly Reports on Forms 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, originally filed with the U.S. Securities and Exchange Commission on May 7, 2004 and August 9, 2004, respectively. Management and the audit committee of our general partner’s board of directors discussed with our independent registered public accounting firm, PricewaterhouseCoopers LLP, and determined that this was the proper approach.

Disclosure Controls and Procedures and Changes to Internal Control over Financial Reporting
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer, president and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the year covered by this report. The chief executive officer, president and chief financial officer of our general partner each concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2004. In light of the implementation of the new remediation measures described above, the chief executive officer, president and chief financial officer of our general partner believe that management appropriately modified our internal control over financial reporting relating to ground lease depreciation and remediated the material weakness as of December 31, 2004. The changes in our internal control over financial reporting discussed above materially affected our internal control over financial reporting.
      Except as stated above, there have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer, President and Chief Financial Officer of our general partner, and effected by our general partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions involving our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report which appears herein.
Respectfully,
Hamid R. Moghadam, Chairman and CEO
W. Blake Baird, President and Director
Michael A. Coke, CFO and Executive Vice President
Item 9B. Other Information
      None.

PART III
Items 10, 11, 12, 13 and 14.
      The information required by Items 10 through 14 will be contained in a definitive proxy statement for AMB Property Corporation’s Annual Meeting of Stockholders, which our general partner anticipates will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a)(1) and (2) Financial Statements and Schedule:
      The following consolidated financial information is included as a separate section of this report on Form 10-K.
      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

      (a)(3) Exhibits:

Exhibit
Number	Description

3.1	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of November 26, 2003 (incorporated by reference to Exhibit 3.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 26, 2003).

4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.4	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.5	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.6	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.7	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.8	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference as Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.9	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.10	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.11	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).

4.12	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).

4.13	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

4.14	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).

Exhibit
Number		Description

4.15		$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.16		$50,000,000 Floating Rate Note No. B-1 dated November 21, 2003, attaching the Parent Guarantee dated November 21, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 21, 2003).

4.17		$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property L.P.’s Current Report on Form 8-K filed on March 17, 2004).

4.18		Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.19		First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.20		Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.21		Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.22		Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/ A filed on November 9, 2000).

4.23		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1		Distribution Agreement dated May 7, 2002, by and among AMB Property Corporation, AMB Property, L.P., Morgan Stanley & Co. Incorporated, A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., Commerzbank Capital Markets Corp., First Union Securities, Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., and PNC Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10	.2	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.3	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.4	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.

*10	.5	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

*10	.6	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.

*10	.7	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 15, 2004).

*10	.8	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property, L.P.’s Registration Statement on Form S-8 (No. 333-100214)).

10.9		Thirteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).

10.10		Put Agreement, dated September 24, 2004, by and between Robert Pattillo Properties, Inc. and AMB Property, L.P. (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).

10.11		Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

10.12		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.13		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.14		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.15		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).

10.16		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).
*Management contract or compensatory plan or arrangement

Exhibit
Number	Description

10.17	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger an bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).

10.18	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).

10.19	Agreement of Sale made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

21.1	Subsidiaries of AMB Property, L.P.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included in Part IV of this 10-K)

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated March 14, 2005.

32.1	18 U.S.C. § 1350 Certifications dated March 14, 2005. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
      (b) Financial Statement Schedule:
      See Item 15(a)(1) and (2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

AMB PROPERTY, L.P.
By: AMB Property Corporation, its General Partner

By:	/s/ HAMID R. MOGHADAM

Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, the general partner of AMB Property, L.P., hereby severally constitute Hamid R. Moghadam, W. Blake Baird, Michael A. Coke and Tamra D. Browne, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable AMB Property Corporation, as general partner of AMB Property, L.P., to enable AMB Property, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AMB Property Corporation, as general partner of AMB Property, L.P., and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ W. BLAKE BAIRD W. Blake Baird	President and Director	March 14, 2005

/s/ T. ROBERT BURKE T. Robert Burke	Director	March 14, 2005

/s/ DAVID A. COLE David A. Cole	Director	March 14, 2005

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	March 14, 2005

/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 14, 2005

Name	Title	Date

/s/ FREDERICK W. REID Frederick W. Reid	Director	March 14, 2005

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	March 14, 2005

/s/ THOMAS W. TUSHER Thomas W. Tusher	Director	March 14, 2005

/s/ CARYL B. WELBORN Caryl B. Welborn	Director	March 14, 2005

/s/ MICHAEL A. COKE Michael A. Coke	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of AMB Property, L.P.:
We have completed an integrated audit of AMB Property, L.P.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AMB Property, L.P. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in 2003.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2005

AMB PROPERTY, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003

	(Dollars in thousands, except
	share amounts)
ASSETS
Investments in real estate:
Land	$1,509,145	$1,403,807
Buildings and improvements	4,305,622	3,888,272
Construction in progress	711,377	199,628

Total investments in properties	6,526,144	5,491,707
Accumulated depreciation and amortization	(615,646)	(485,559)

Net investments in properties	5,910,498	5,006,148
Investments in unconsolidated joint ventures	55,166	52,009
Properties held for divestiture, net	87,340	11,751

Net investments in real estate	6,053,004	5,069,908
Cash and cash equivalents	109,392	127,678
Restricted cash	37,201	28,985
Mortgages receivable	13,738	43,145
Accounts receivable, net of allowance for doubtful accounts of $5,755 and $6,581, respectively	109,028	88,452
Deferred financing costs, net	28,340	18,595
Other assets	36,240	32,796

Total assets	$6,386,943	$5,409,559

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,892,524	$1,363,890
Unsecured senior debt securities	1,003,940	925,000
Unsecured debt	9,028	9,628
Unsecured credit facilities	351,699	275,739

Total debt	3,257,191	2,574,257
Security deposits	40,260	33,461
Distributions payable	41,103	39,076
Accounts payable and other liabilities	180,923	114,558

Total liabilities	3,519,477	2,761,352
Commitments and contingencies (Note 14)
Minority interests:
Joint venture partners	828,622	658,723
Preferred unitholders	203,302	166,865

Total minority interests	1,031,924	825,588
Partners’ capital:
General partner, 83,019,229 and 81,563,502 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,671,140	1,657,137
Limited partners, 4,600,556 and 4,618,242 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	164,402	165,482

Total partners’ capital	1,835,542	1,822,619

Total liabilities and partners’ capital	$6,386,943	$5,409,559

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(Dollars in thousands, except per unit and per
	unit amounts)
REVENUES
Rental revenues	$652,794	$573,292	$552,038
Private capital income	12,895	13,337	11,193

Total revenues	665,689	586,629	563,231
COSTS AND EXPENSES
Property operating expenses	(94,667)	(84,653)	(72,561)
Real estate taxes	(73,839)	(67,370)	(63,890)
Depreciation and amortization	(160,026)	(132,167)	(121,069)
Impairment losses	–	(5,251)	(2,846)
General and administrative	(58,956)	(46,429)	(45,149)
Fund costs	(1,741)	(825)	(1,051)

Total costs and expenses	(389,229)	(336,695)	(306,566)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	3,781	5,445	5,674
Interest and other income	3,958	4,009	9,446
Gains from dispositions of real estate interests	5,219	7,429	8,771
Development profits, net of taxes	8,528	14,441	1,171
Interest expense, including amortization	(157,852)	(146,230)	(142,918)

Total other income and expenses, net	(136,366)	(114,906)	(117,856)

Income before minority interests and discontinued operations	140,094	135,028	138,809

Minority interests’ share of income:
Joint venture partners’ share of operating income	(37,817)	(31,726)	(27,320)
Joint venture partners’ share of development profits	(523)	(8,098)	(139)
Preferred unitholders	(13,903)	(13,443)	(13,873)

Total minority interests’ share of income	(52,243)	(53,267)	(41,332)

Income from continuing operations	87,851	81,761	97,477

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	5,949	19,969	30,037
Gains from dispositions of real estate, net of minority interests	44,716	45,359	11,540

Total discontinued operations	50,665	65,328	41,577

Net income	138,516	147,089	139,054
Series A, L and M preferred unit distributions	(7,131)	(6,999)	(8,496)
Series B, J and K preferred unit distributions	(6,360)	(11,188)	(11,276)
Preferred unit redemption discount/(issuance costs or premium)	–	(5,413)	412

Net income available to common unitholders	$125,025	$123,489	$119,694

Income available to common unitholders attributable to:
General partner	$118,340	$116,716	$113,035
Limited partners	6,685	6,773	6,659

Net income available to common unitholders	$125,025	$123,489	$119,694

Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs or premium))	$0.86	$0.68	$0.89
Discontinued operations	0.58	0.76	0.47

Net income available to common unitholders	$1.44	$1.44	$1.36

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs or premium)	$0.83	$0.66	$0.87
Discontinued operations	0.56	0.75	0.46

Net income available to common unitholders	$1.39	$1.41	$1.33

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	86,885,250	85,859,899	88,204,208

Diluted	90,120,250	87,616,365	89,689,310

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years ended December 31, 2004, 2003 and 2002

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Dollars in thousands, except unit amounts)
Balance as of December 31, 2001	4,000,000	$96,100	83,592,418	$1,651,289	2,100,000	$101,225	4,969,027	$98,673	$1,947,287
Comprehensive income:
Net income	–	8,496	–	112,623	–	11,276	–	6,659
Unrealized gain on securities	–	–	–	412	–	–	–	–
Currency translation adjustment	–	–	–	31	–	–	–	–
Total comprehensive income	–								139,497
Contributions	–	–	–	–	800,000	38,932	–	–	38,932
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	–	–	170,604	7,478	–	–	–	–	7,478
Issuance of common limited partnership units in connection with the exercise of stock options	–	–	565,976	14,830	–	–	–	–	14,830
Conversion of operating partnership units to common stock	–	–	122,640	2,309	–	–	–	–	2,309
Conversion of operating partnership units to cash	–	–	–	–	–	–	(122,640)	(2,309)	(2,309)
Retirement of units	(4,200)	(106)	(2,651,600)	(69,399)	–	–	–	–	(69,505)
Deferred compensation	–	–	–	(7,478)	–	–	–	–	(7,478)
Deferred compensation amortization	–	–	–	5,265	–	–	–	–	5,265
Reallocation of interests	–	–	–	(54)	–	946	–	(982)	(90)
Distributions	–	(8,496)	–	(137,221)	–	(11,276)	–	(7,963)	(164,956)

Balance as of December 31, 2002	3,995,800	95,994	81,800,038	1,580,085	2,900,000	141,103	4,846,387	94,078	1,911,260
Comprehensive income:
Net income	–	6,999	–	116,716	–	11,188	–	6,773
Unrealized gain on securities	–	–	–	812	–	–	–	–
Currency translation adjustment	–	–	–	662	–	–	–	–
Total comprehensive income									143,150
Contributions	4,300,000	103,373	–	–	–	–	–	–	103,373
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	–	–	256,611	11,473	–	–	–	–	11,473
Issuance of common limited partnership units in connection with the exercise of stock options	–	–	317,753	6,947	–	–	–	–	6,947
Conversion of operating partnership units to common stock	–	–	2,000	58	–	–	(2,000)	(38)	20
Conversion of operating partnership units to cash	–	–	–	–	–	–	(226,145)	(4,340)	(4,340)
Retirement of units	(3,995,800)	(95,994)	(812,900)	(21,239)	(1,300,000)	(63,288)	–	–	(180,521)
Deferred compensation	–	–	–	(11,470)	–	–	–	–	(11,470)
Deferred compensation amortization	–	–	–	8,076	–	–	–	–	8,076
Reallocation of interests	–	–	–	(1,102)	–	–	–	(956)	(2,058)
Distributions	–	(6,999)	–	(137,254)	–	(11,188)	–	(7,850)	(163,291)

Balance as of December 31, 2003	4,300,000	103,373	81,563,502	1,553,764	1,600,000	$77,815	4,618,242	87,667	1,822,619
Comprehensive income:
Net income	–	7,131	–	118,340	–	6,360	–	6,685
Unrealized loss on securities and derivatives	–	–	–	(2,058)	–	–	–	–
Currency translation adjustment	–	–	–	(438)	–	–	–	–
Total comprehensive income	–								136,020
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	–	–	204,556	12,936	–	–	–	–	12,936
Issuance of common limited partnership units in connection with the exercise of stock options	–	–	1,233,485	27,721	–	–	–	–	27,721
Conversion of operating partnership units to common stock	–	–	17,686	618	–	–	(17,686)	(334)	284
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	–	–	–	(646)	–	–	–	–	(646)
Deferred compensation	–	–	–	(12,936)	–	–	–	–	(12,936)
Deferred compensation amortization	–	–	–	10,444	–	–	–	–	10,444
Reallocation of interests	–	–	–	1,038	–	–	–	644	1,682
Issuance costs	–	(169)	–	–	–	–	–	–	(169)
Distributions	–	(7,131)	–	(140,847)	–	(6,360)	–	(8,075)	(162,413)

Balance as of December 31, 2004	4,300,000	$103,204	83,019,229	$1,567,936	1,600,000	$77,815	4,600,556	$86,587	$1,835,542

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,516	$147,089	$139,054
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(16,281)	(10,662)	(11,013)
Depreciation and amortization	160,026	132,167	121,069
Impairment losses	–	5,251	2,846
Stock-based compensation amortization	10,444	8,075	5,265
Equity in earnings of unconsolidated joint ventures	(3,781)	(5,445)	(5,674)
Gains from dispositions of real estate interest	(5,219)	(7,429)	(8,771)
Development profits, net of taxes	(8,528)	(14,441)	(1,171)
Debt premiums, discounts and finance cost amortization, net	310	2,049	(58)
Total minority interests’ share of net income	52,243	53,267	41,332
Discontinued operations:
Depreciation and amortization	7,324	10,170	15,434
Joint venture partners’ share of net income	4,250	3,891	3,435
Gains from dispositions of real estate, net of minority interests	(44,716)	(45,359)	(11,540)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,154)	(7,771)	43
Accounts payable and other liabilities	944	(6,389)	1,014

Net cash provided by operating activities	294,378	264,463	291,265
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(9,749)	1,103	(19,221)
Cash paid for property acquisitions	(415,034)	(470,188)	(358,428)
Additions to land, buildings, development costs, building improvements and lease costs	(581,168)	(283,878)	(207,127)
Net proceeds from divestiture of real estate	213,296	423,996	257,383
Additions to interests in unconsolidated joint ventures	(16,003)	(20,147)	–
Distributions received from unconsolidated joint ventures	50,820	38,196	6,458
Repayment/(issuance) of mortgage receivable	29,407	(30,012)	74,081

Net cash used in investing activities	(728,431)	(340,930)	(246,854)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	27,721	6,947	14,830
Repurchase and retirement of common and preferred units	–	(121,239)	(69,505)
Borrowings on secured debt	420,565	192,750	167,960
Payments on secured debt	(98,178)	(157,310)	(146,118)
Payments on unsecured debt	(600)
Borrowings on unsecured credit facilities	795,128	603,550	230,000
Payments on unsecured credit facilities	(747,432)	(431,000)	(147,000)
Borrowings on Alliance Fund II credit facility	–	8,000	67,250
Payments on Alliance Fund II credit facility	–	(53,500)	(145,250)
Payment of financing fees	(13,230)	(3,187)	(6,837)
Net proceeds from issuances of senior debt securities	99,067	124,566	19,883
Payments on senior debt securities	(21,060)	–	–
Net proceeds from issuances of preferred units	–	103,373	38,932
Issuance costs on preferred units	(169)	–	–
Repurchase of preferred units	–	(71,883)	(7,927)
Cash transferred to unconsolidated joint venture	(2,897)	–	–
Contributions from co-investment partners	192,956	171,042	146,572
Dividends paid to partners	(152,311)	(163,427)	(123,361)
Distributions to minority interests, including preferred units	(89,855)	(96,660)	(67,579)

Net cash provided by/(used in) financing activities	409,705	112,022	(28,150)

Net effect of exchange rate changes on cash	6,062	2,791	–

Net (decrease) increase in cash and cash equivalents	(24,348)	35,555	16,261
Cash and cash equivalents at beginning of period	127,678	89,332	73,071

Cash and cash equivalents at end of period	$109,392	$127,678	$89,332

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$171,298	$153,300	$165,154
Non-cash transactions:
Acquisition of properties	$695,169	$533,864	$403,318
Assumption of secured debt	(210,233)	(42,246)	(39,687)
Assumption of other assets and liabilities	(59,970)	(7,073)	2,464
Acquisition capital	(8,097)	(9,870)	(7,667)
Minority interests’ contributions, including units issued	(1,835)	(4,487)	–

Net cash paid	$415,034	$470,188	$358,428

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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
      As of December 31, 2004, the Company owned an approximate 94.6% general partnership interest in the Operating Partnership, excluding preferred units. The remaining 5.4% limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.
      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of December 31, 2004, the Operating Partnership had investments in seven co-investment joint ventures, which are consolidated for financial reporting purposes.
      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. AMB Capital Partners and Headlands Realty Corporation are wholly-owned direct subsidiaries of the Operating Partnership.
      Any references to the number of buildings, square footage, customers and occupancy data in the financial statement footnotes are unaudited.
      As of December 31, 2004, the Operating Partnership owned and operated (exclusive of properties that the Operating Partnership managed for third parties) 984 industrial buildings and four retail and other properties, aggregating approximately 90.8 million rentable square feet, located in 33 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These markets are generally tied to global trade. As of December 31, 2004, the Operating Partnership’s industrial buildings, principally warehouse distribution buildings, encompassed approximately 90.3 million rentable square feet and were 94.8% leased. As of December 31, 2004, the Operating Partnership’s retail centers, principally grocer-anchored community shopping centers, and other properties encompassed approximately 0.5 million rentable square feet and were 71.4% leased.

      As of December 31, 2004, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial buildings, totaling approximately 0.4 million rentable square feet. In addition, the Operating Partnership had investments in operating industrial buildings, totaling approximately 10.3 million rentable square feet, through investments in unconsolidated joint ventures. As of December 31, 2004, the Operating Partnership also had investments in industrial development projects throughout the United States and in Japan, Mexico, the Netherlands, Singapore and Spain, some of which are part of our development-for-sale or contribution program, totaling approximately 9.2 million square feet. Some of the development projects in the U.S. were available for sale.

2.	Summary of Significant Accounting Policies
      Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership, its wholly-owned taxable REIT subsidiaries and the joint ventures in which the Operating Partnership has a controlling interest. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has non-controlling partnership interests in unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.
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
      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also determines the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records intangible assets or liabilities accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of leasing activity and the recent economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded an impairment charge of $5.3 million and $2.9 million in 2003 and 2002, respectively, on certain of its investments. Also during the year ended December 31, 2003, the Operating Partnership recorded a reduction of depreciation expense of $2.1 million to reflect the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The Operating Partnership believes that there are no impairments of the carrying values of its investments in real estate as of December 31, 2004.
      Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments which are located on-tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. The estimated lives and components of depreciation and amortization expense for the years ended December 31 are as follows (dollars in thousands):

Depreciation and Amortization Expense	Estimated Lives	2004	2003	2002

Building costs	5-40 years	$68,329	$74,820	$75,853
Building costs on ground leases	5-40 years	31,268	11,581	8,346
Buildings and improvements:
Roof/ HVAC/parking lots	5-40 years	6,072	5,280	5,471
Plumbing/signage	7-25 years	1,704	1,319	1,170
Painting and other	5-40 years	13,516	10,696	13,370
Tenant improvements	Over lease term	20,246	16,026	13,762
Lease commissions	Over lease term	19,655	20,306	16,004

Total real estate depreciation and amortization		160,790	140,028	133,976
Other depreciation and amortization	Various	6,560	2,309	2,527
Discontinued operations’ depreciation	Various	(7,324)	(10,170)	(15,434)

Total depreciation and amortization from continuing operations		$160,026	$132,167	$121,069

      The cost of buildings and improvements includes the purchase price of the property or interest in property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2004, 2003 and 2002 was $18.7 million, $8.5 million and $6.9 million, respectively.
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
      Investments in Consolidated and Unconsolidated Joint Ventures. Minority interests represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, which own properties aggregating approximately 44.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. When the Operating Partnership contributes properties to its joint ventures, it recognizes a gain on the contributed properties acquired by the third-party co-investors.
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective beginning in the third quarter of 2003, however, the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities indefinitely. The disclosure requirements for certain minority interests in finite-lived entities still apply. The Operating Partnership adopted the requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership’s financial position, results of operations or cash flows. However, the minority interests associated with certain of the Operating Partnership’s consolidated joint ventures, those that have finite lives under the terms of the partnership agreements, represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2004 and 2003, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $828.6 million and $658.7 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests was approximately $997.6 million and $729.2 million, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
      The Operating Partnership holds interests in both consolidated and unconsolidated joint ventures. The Operating Partnership’s joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the Operating Partnership determines consolidation based on standards set forth in EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in these pronouncements, the Operating Partnership consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures where the Operating Partnership does not exercise significant control over major operating and management decisions, but where it has significant influence, it uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes.
      In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) and the Operating Partnership adopted the consolidation requirements of FIN 46R in the first quarter of 2004. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ended after March 15, 2004. The Operating Partnership does not believe that any of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46R.
      Cash and Cash Equivalents. Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.
      Restricted Cash. Restricted cash includes cash held in escrow in connection with property purchases, Section 1031 exchange accounts and debt or real estate tax payments.
      Mortgages Receivable. Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable of $12.9 million on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a short-term mortgage on a sold property totaling $0.8 million at December 31, 2004. The book value of the mortgages approximates fair value.
      Accounts Receivable. Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $63.2 million and $50.4 million as of December 31, 2004 and 2003, respectively. The Operating Partnership regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.
      Concentration of Credit Risk. Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership’s ability to lease space and on the amount of rent received. As of December 31, 2004, the Operating Partnership did not have any single tenant that accounted for greater than 3.4% of annualized base rental revenues.
      Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2004 and 2003, deferred financing costs were $28.3 million and $18.6 million, respectively, net of accumulated amortization. Such amounts are included in other assets on the accompanying consolidated balance sheets.
      Financial Instruments. SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in nonfunctional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership’s derivative financial instruments in effect at December 31, 2004 included two put options (buy USD/sell MXN) hedging against adverse currency exchange fluctuations of the Mexican peso against the U.S. dollar. Adjustments to the fair value of these instruments for the year ended December 31, 2004 were immaterial. The Operating Partnership also held two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and Japanese TIBOR (Japan). Adjustments to the fair value of these instruments for the year ended December 31, 2004 resulted in a loss of $1.2 million. This loss is included in accounts payable and other liabilities in the consolidated balance sheet and accumulated other comprehensive loss in the consolidated statements of partners’ capital.
      Debt. The Operating Partnership’s debt includes both fixed and variable rate secured debt, unsecured fixed rate debt, unsecured variable rate debt and credit facilities. Based on borrowing rates available to the Operating Partnership at December 31, 2004, the book value and the estimated fair value of the total debt (both secured and unsecured) was $3.3 billion and $3.4 billion, respectively. The carrying value of the variable rate debt approximates fair value.
      Debt Premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2004 and 2003, the net unamortized debt premium was $10.8 million for each year and are included as a component of secured debt on the accompanying consolidated balance sheets.
      Rental Revenues and Allowance for Doubtful Accounts. The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Operating Partnership also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Operating Partnership, vacates the premises and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Operating Partnership. In addition, the Operating Partnership nets its allowance for doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $1.8 million, $5.6 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Private Capital Income. Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by AMB Capital Partners from joint ventures and clients. Private capital income also includes promoted interests and incentive fees from the Operating Partnership’s co-investment joint ventures.
      Stock-Based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, our general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $4.0 million, $2.4 million and $0.9 million in 2004, 2003 and 2002, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $6.4 million, $5.7 million and $4.3 million for 2004, 2003 and 2002, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The Operating Partnership adopted SFAS No. 123 prospectively and the 2002 and 2003 expense relates only to stock options granted in 2002 and subsequent periods.
      Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	2004	2003	2002

Reduction to net income	$1,100	$1,613	$2,402
Adjusted earnings per common share:
Basic	$1.43	$1.42	$1.33
Diluted	$1.37	$1.39	$1.30
      Interest and Other Income. Interest and other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.
      Gains from Dispositions of Real Estate Interests. When the Operating Partnership disposes its real estate entities’ interests, gains reported from the sale of these interests represent either: (i) the sale of partial interests in consolidated co-investment joint ventures to third-party investors for cash or (ii) the sale of partial interests in properties to unconsolidated co-investment joint ventures with third-party investors for cash.
      Gains from Dispositions of Real Estate. Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.
      Discontinued Operations. The Operating Partnership reported real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Operating Partnership separately reports as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on the Operating Partnership’s previously reported consolidated financial position, net income or cash flows.
      International Operations. The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries operating in the United States and Mexico. The functional currency for the Operating Partnership’s subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of currency exchange gains and losses. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. For the years ended December 31, 2004, 2003 and 2002, gains (losses) resulting from the translation were ($0.4) million, $0.7 million and $0.1 million, respectively. These gains (losses) are included in partners’ capital.

      The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains (losses) from remeasurement were $0.5 million, ($0.1) million and $0.2 million for the years ended 2004, 2003 and 2002, respectively. These gains (losses) are included in the consolidated statements of operations.
      The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. These gains and losses are immaterial.
      Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for public companies for interim and annual periods beginning after June 15, 2005. The adoption of SFAS 123R will require the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. The adoption of SFAS 123R will not impact the Operating Partnership’s financial position, results of operations or cash flows.

3.	Real Estate Acquisition and Development Activity
      During the year ended December 31, 2004, the Operating Partnership acquired 64 industrial buildings, aggregating approximately 7.6 million square feet for a total expected investment of $695.2 million, of which the Operating Partnership acquired 48 industrial buildings, aggregating approximately 4.2 million square feet through four of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $261.0 million. During 2003, the Operating Partnership acquired 82 industrial buildings, aggregating approximately 6.5 million square feet for a total expected investment of $533.9 million, of which the Operating Partnership acquired 43 industrial buildings, aggregating approximately 3.7 million square feet through two of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $238.3 million.
      During the year ended December 31, 2004, the Operating Partnership initiated 14 new industrial development projects in North America with a total expected investment of $235.4 million, aggregating approximately 3.1 million square feet; four new industrial development projects in Japan and Singapore with a total expected investment of $368.8 million, aggregating approximately 2.7 million square feet; and one new industrial development in Europe with a total expected investment of $44.3 million, aggregating approximately 0.3 million square feet. During 2003, the Operating Partnership initiated 15 new industrial development projects in North America with a total expected investment of $200.3 million, aggregating approximately 4.5 million square feet, and one new industrial development project in Europe with a total expected investment of $26.1 million, aggregating approximately 0.4 million square feet.
      During the year ended December 31, 2004, the Operating Partnership completed seven industrial buildings with a total expected investment of $88.9 million, aggregating approximately 2.1 million square feet. During 2003, the Operating Partnership completed 14 industrial buildings with a total expected investment of $105.7 million, aggregating approximately 1.6 million square feet.
      As of December 31, 2004, the Operating Partnership had in its development pipeline: (1) 30 industrial projects, which will total approximately 8.9 million square feet and will have an aggregate estimated investment of $828.7 million upon completion, of which four industrial projects with a total of 1.2 million square feet and an aggregate estimated investment of $55.0 million upon completion are held in unconsolidated joint ventures, and (2) four development projects available for sale or contribution, which will total approximately 0.6 million square feet and will have an aggregate estimated investment of $29.2 million upon completion. As of December 31, 2004, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $515.2 million and needed to fund an estimated additional $342.7 million in order to complete current and planned projects. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the first quarter of 2008. Significant land acquisitions for the year ended December 31, 2004 included the purchase of 640 acres of land for industrial warehouse developments in various U.S. markets and Mexico City for $68.3 million.

4.	Gains from Dispositions of Real Estate Interests, Development Sales and Discontinued Operations
      Gains from Dispositions of Real Estate Interests. On December 31, 2004, the Operating Partnership contributed $71.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 1.3 million square feet, to its newly formed unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. The Operating Partnership recognized a total gain of $7.2 million on the contribution, representing the partial sale of the Operating Partnership’s interests in the contributed properties acquired by the third-party investors for cash. Of this amount, the Operating Partnership recognized $2.0 million in development profits. This amount is classified under development profits, net of taxes on the consolidated statement of operations.
      On February 19, 2003, the Operating Partnership contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the partial sale of the Operating Partnership’s interests in the contributed properties acquired by the third-party investors for cash.
      In 2002, the Operating Partnership divested itself of two industrial buildings and one retail center, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting loss of $0.8 million. The Operating Partnership accounted for the gain in continuing operations under the transition provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). In June 2002, the Operating Partnership also contributed $76.9 million in operating properties, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to its consolidated co-investment joint venture, AMB-SGP, L.P. The Operating Partnership recognized a gain of $3.3 million, representing the partial sale of the Operating Partnership’s interests in the properties acquired by the third-party investors for cash.
      Development Sales and Contributions. During 2004, the Operating Partnership sold seven land parcels and six development projects as part of our development-for-sale program, aggregating approximately 0.3 million square feet for an aggregate price of $40.4 million, resulting in an after-tax gain of $6.5 million. During 2004, the Operating Partnership also contributed one completed development project into a newly formed unconsolidated joint venture, AMB-SGP Mexico, LLC. The Operating Partnership recognized an after-tax gain of $2.0 million, representing the partial sale of the Operating Partnership’s interest in the contributed property acquired by the third-party co-investor for cash.
      During 2003, the Operating Partnership sold seven development-for-sale and other projects, aggregating approximately 0.5 million square feet, for an aggregate price of $74.8 million, resulting in an after-tax gain of $14.4 million.
      During 2002, the Operating Partnership sold seven development-for-sale projects, aggregating approximately 0.2 million square feet, for an aggregate price of $17.0 million, resulting in an after-tax gain of $1.2 million.

      Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties. Although the application of SFAS No. 144 may affect the presentation of the Operating Partnership’s results of operations for the periods that it has already reported in filings with the U.S. Securities and Exchange Commission, there will be no effect on its previously reported financial position, net income or cash flows.
      During 2004, the Operating Partnership divested itself of 21 industrial buildings, two retail centers and one office building, aggregating approximately 3.1 million square feet, for an aggregate price of $200.3 million, with a resulting net gain of $42.0 million.
      During 2003, the Operating Partnership divested itself of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of $42.9 million.
      During 2002, the Operating Partnership divested itself of 56 industrial buildings, one retail center and an undeveloped land parcel, aggregating approximately 4.9 million square feet, for an aggregate price of $193.4 million, with a resulting net gain of $10.6 million. In November 2002, the Operating Partnership’s joint venture partner in AMB Partners II, L.P. (“Partners II”) increased its ownership from 50% to 80% by acquiring 30% of the Operating Partnership’s interest in Partners II. The Operating Partnership recognized a gain of $6.3 million on the sale of its 30% interest.
      Properties Held for Divestiture. As of December 31, 2004, the Operating Partnership had decided to divest itself of 25 industrial buildings and one undeveloped land parcel with a net book value of $87.3 million. The properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. Depreciation on properties held for divestiture is discontinued at the time the asset is held for divestiture.
      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Rental revenues	$27,212	$47,646	$73,273
Straight-line rents	742	370	3,542
Property operating expenses	(4,404)	(6,014)	(9,796)
Real estate taxes	(3,862)	(5,568)	(10,011)
Depreciation and amortization	(7,324)	(10,170)	(15,434)
Interest income and other, net	50	164	7
Interest, including amortization	(2,215)	(2,568)	(8,109)
Joint venture partners’ share of income	(4,250)	(3,891)	(3,435)

Income attributable to discontinued operations	$5,949	$19,969	$30,037

      As of December 31, 2004 and 2003, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	2004	2003

Accounts receivable, net	$1,707	$–
Other assets	$130	$–
Secured debt	$–	$–
Accounts payable and other liabilities	$1,731	$3

5.	Mortgages Receivable
      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. As of December 31, 2004 and 2003, the outstanding balance on the note was $12.9 million and $13.0 million, respectively. As of December 31, 2004, the Operating Partnership also held a short-term mortgage on a sold property. The Operating Partnership’s mortgages receivable at December 31, 2004 and 2003 consisted of the following:

						Ownership
Mortgage Receivable	Market	Maturity	2004	2003	Rate	Percentage (1)

1. Pier 1	SF Bay Area	May 2026	$12,938	$13,042	13.0%	100%
2. Platinum Distribution Center	No. New Jersey	February 2004	–	19,500	6.0%	20%
3. Platinum Distribution Center	No. New Jersey	November 2006	800	1,300	12.0%	20%
4. North Bay Distribution Center/ BAB	San Francisco Bay Area	December 2004	–	7,040	5.5%	100%
5. North Bay Distribution Center/ Corovan	San Francisco Bay Area	December 2004	–	2,263	7.3%	100%

Total Mortgages Receivable			$13,738	$43,145

(1)	Represents the Operating Partnership’s ownership percentage in the mortgage investment.

6.	Debt
      As of December 31, 2004 and 2003, debt consisted of the following (dollars in thousands):

	2004	2003

Operating Partnership secured debt, varying interest rates from 0.7% to 10.4%, due April 2005 to October 2017 (weighted average interest rate of 5.3% and 7.3% at December 31, 2004 and 2003, respectively)	$484,929	$291,516
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due June 2005 to November 2022 (weighted average interest rates of 6.4% and 6.5% at December 31, 2004 and 2003, respectively)	1,396,829	1,061,585
Unsecured senior debt securities, varying interest rates from 3.0% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.6% and 6.5% at December 31, 2004 and 2003, respectively)	1,003,940	925,000
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	9,028	9,628
Unsecured credit facilities, variable interest rate, due May 2006 to June 2007 (weighted average interest rates of 1.9% and 1.9% at December 31, 2004 and 2003, respectively)	351,699	275,739

Total debt before unamortized premiums	3,246,425	2,563,468
Unamortized premiums	10,766	10,789

Total consolidated debt	$3,257,191	$2,574,257

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of December 31, 2004 and 2003, the total gross investment book value of those properties securing the debt was $3.3 billion and $2.6 billion, respectively, including $2.4 billion and $1.8 billion, respectively, in consolidated joint ventures. As of December 31, 2004, $1.8 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.5% while the remaining $96.6 million bear interest at variable rates (with a weighted average interest rate of 2.5%). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2004 and 2003. As of December 31, 2004, the Operating Partnership had certain non-recourse, secured loans, some of which are cross-collateralized by multiple properties.
      As of December 31, 2004, the Operating Partnership had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 4.6 years. These unsecured senior debt securities include $100.0 million in notes due in 2015, which are putable and callable in September 2005, $400.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program. As of December 31, 2004, the Operating Partnership’s 2002 medium-term note program had a remaining capacity of $175.0 million. The Operating Partnership intends to continue to issue medium-term notes, guaranteed by the Company, under its 2002 program from time to time and as market conditions permit. The unsecured senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2004.
      On March 16, 2004, the Operating Partnership issued $100.0 million aggregate principal amount of medium-term notes under its 2002 program. The Company guaranteed the principal amount and interest on the notes, which mature on March 1, 2009, and bear interest at 3.5% per annum.
      On June 1, 2004, the Operating Partnership completed the early renewal of its senior unsecured revolving line of credit in the amount of $500.0 million. The Company remains a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces the Operating Partnership’s previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which is 60 basis points, with an annual facility fee of 20 basis points, based on the current credit rating of the Operating Partnership’s long-term debt. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of the Operating Partnership’s unencumbered properties. As of December 31, 2004, the outstanding balance on the credit facility was $235.1 million and the remaining amount available was $251.0 million, net of outstanding letters of credit of $13.9 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on December 31, 2004, would equal approximately $114.6 million and $92.5 million in U.S. dollars, respectively. As of December 31, 2004, the Operating Partnership had an additional outstanding balance of $27.8 million on other credit facilities. The revolving credit facility contains customary and other affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at December 31, 2004.
      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on December 31, 2004, equaled approximately $233.8 million U.S. dollars. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of December 31, 2004, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2004, was $88.8 million in U.S. dollars. The revolving credit facility contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at December 31, 2004.
      On November 24, 2004, AMB Tokai TMK, a Japanese subsidiary of the Operating Partnership, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on December 31, 2004, equaled approximately $194.9 million U.S. dollars. The financing agreement is among AMB Tokai TMK, the Company, the Operating Partnership, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and a syndicate of banks. The Company and the Operating Partnership jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, Sumitomo, AMB Tokai TMK and the Operating Partnership signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of December 31, 2004, the outstanding balance on this financing agreement was 14 billion Yen, which, using the exchange rate in effect on December 31, 2004, equaled approximately $136.4 million U.S. dollars.
      As of December 31, 2004, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating		Unsecured
	Partnership	Consolidated	Senior
	Secured	Joint Venture	Debt	Unsecured	Credit
	Debt	Secured Debt	Securities	Debt	Facilities	Total

2005	$43,398	$65,802	$250,000	$647	$–	$359,847
2006	80,641	72,184	75,000	698	27,826	256,349
2007	16,386	70,920	75,000	752	323,873	486,931
2008	42,091	174,431	175,000	810	–	392,332
2009	5,644	119,163	100,000	873	–	225,680
2010	71,471	149,960	75,000	941	–	297,372
2011	80,319	412,055	75,000	1,014	–	568,388
2012	133,781	177,833	–	1,093	–	312,707
2013	1,985	117,346	53,940	920	–	174,191
2014	2,105	3,777	–	616	–	6,498
Thereafter	7,108	33,358	125,000	664	–	166,130

Total	$484,929	$1,396,829	$1,003,940	$9,028	$351,699	$3,246,425

7.	Leasing Activity
      Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2004 was as follows (dollars in thousands):

2005	$526,966
2006	446,462
2007	365,890
2008	281,143
2009	215,081
Thereafter	579,854

Total	$2,415,396

      The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $134.1 million, $103.6 million and $108.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included as rental revenue and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

8.	Income Taxes
      As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of its partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state, local and foreign taxes on its income and property. In addition, the Operating Partnership is required to pay federal and state income tax on its net taxable income, if any, from the activities conducted by the Operating Partnership’s taxable REIT subsidiaries. Where the Operating Partnership operates in countries other than the U.S. that do not recognize REITs under their respective tax laws, the Operating Partnership recognizes income taxes as necessary.
      The following is a reconciliation of net income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31 (dollars in thousands):

	2004	2003	2002

Net income available to common unitholders attributable to the general partner	$118,340	$116,716	$113,035
Book depreciation and amortization	160,026	132,167	121,069
Book depreciation discontinued operations	7,324	10,170	15,434
Impairment losses	–	5,251	2,846
Tax depreciation and amortization	(141,368)	(129,608)	(125,888)
Book/tax difference on gain on divestitures of real estate	(7,409)	13,783	25,178
Book/tax difference in stock option expense	(15,069)	1,069	(2,543)
Other book/tax differences, net (1)	(14,786)	(6,576)	(37,496)

Taxable income available to common unitholders	$107,058	$142,972	$111,635

(1)	Primarily due to straight-line rent, prepaid rent, joint venture accounting and debt premium amortization timing differences.

      For income tax purposes, distributions paid to common unitholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2004, 2003 and 2002, the Operating Partnership elected to distribute all of its taxable capital gain. The taxability of the Operating Partnership’s distributions to common unitholders’ was as follows:

	2004		2003		2002

Ordinary income	$0.78	46.1%	$1.07	64.5%	$1.05	64.0%
Capital gains	0.37	21.9%	0.47	28.3%	–	–
Unrecaptured Section 1250 gain	0.15	8.9%	0.12	7.2%	0.18	11.0%
Dividends taxed in subsequent year	–	–	–	–	0.41	25.0%

Dividends paid or payable	1.30	76.9%	1.66	100.0%	1.64	100.0%

Return of Capital	0.39	23.1%	–	–	–	–

Total Distributions	$1.69	100.0%	$1.66	100.0%	$1.64	100.0%

9.	Minority Interests in Consolidated Joint Ventures and Preferred Units
      Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 44.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.
      The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets nationwide.

      The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt in properties at December 31, 2004 and 2003 (dollars in thousands) were:

		Operating	Total Investment in Real
		Partnership’s	Estate		Property Debt
Co-investment Joint		Ownership
Venture	Joint Venture Partner	Percentage	2004	2003	2004	2003

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$149,244	$156,174	$50,338	$57,115
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc. (1)	21%	415,191	417,902	223,704	214,538
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	516,200	428,837	264,315	253,942
AMB-SGP, L.P.	Industrial JV Pte Ltd (2)	50%	418,129	408,507	245,454	249,861
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc. (3)	20%	492,687	449,709	237,798	204,542
AMB-AMS, L.P. (4)	PMT, SPW and TNO (5)	39%	100,043	–	44,406	–
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc. (6)	20%	523,037	–	258,164	–

Total			$2,614,531	$1,861,129	$1,324,179	$979,998

(1)	Comprised of 16 institutional investors as stockholders as of December 31, 2004.
(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.
(3)	Comprised of 13 institutional investors as stockholders and one third-party limited partner as of December 31, 2004.
(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.
(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.
(6)	AMB Institutional Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.
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

      The following table distinguishes the minority interest liability as of December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Joint venture partners	$828,622	$658,723
Held through AMB Property II, L.P.:
Class B Limited Partners	2,739	2,781
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800
Series N preferred units (liquidation preference of $36,479)	36,479	–

Total minority interests	$1,031,924	$825,588

      The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the years ending December 31, 2004, 2003 and 2002 (dollars in thousands):

	2004	2003	2002

Joint Venture Partners	$37,817	$31,726	$27,320
Joint Venture Partners’ share of development profits	523	8,098	139
Held through AMB Property II, L.P.:
Class B common limited partnership units	102	24	–
Series D preferred units (liquidation preference of $79,767)	6,182	6,182	6,182
Series E preferred units (liquidation preference of $11,022)	854	854	854
Series F preferred units (liquidation preference of $10,057)	800	931	1,342
Series G preferred units (repurchased in July 2002)	–	–	43
Series H preferred units (liquidation preference of $42,000)	3,413	3,412	3,412
Series I preferred units (liquidation preference of $25,500)	2,040	2,040	2,040
Series N preferred units (liquidation preference of $36,479)	512	–	–

Total minority interests’ share of net income	$52,243	$53,267	$41,332

10.	Investments in Unconsolidated Joint Ventures
      The Operating Partnership’s investment in unconsolidated joint ventures at December 31, 2004 and 2003 totaled $55.2 million and $52.0 million, respectively. The Operating Partnership’s unconsolidated joint ventures’ net equity investments at December 31, 2004 and 2003 (dollars in thousands) were:

				Square			Ownership
Unconsolidated Joint Ventures		Market	Alliance Partner	Feet	2004	2003	Percentage

Co-Investment Joint Ventures
1.	AMB-SGP Mexico, LLC	Various	–	1,256,165	$9,467	$–	20%
Other Industrial Operating Joint Ventures
2.	Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	33,664	31,548	56%
3.	Pico Rivera	Los Angeles	Majestic Realty	855,600	676	1,091	50%
4.	Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	236	487	50%
5.	Industrial Fund I, LLC	Various	Citigroup	2,326,334	3,612	4,173	15%
6.	Singapore Airport Logistics Center Bldg 1	Singapore	Boustead Projects	230,432	2,633	2,067	50%
7.	Sterling Distribution 1 & 2	Los Angeles	Majestic Realty	1,490,000	1,257	10,429	40%
8.	Sterling Distribution 3	Los Angeles	Majestic Realty	390,000	620	2,214	50%
9.	Nash Logistics Center	Los Angeles	AMB – IAC	75,000	1,412	–	50%
10.	Singapore Airport Logistics Center Bldg 2	Singapore	Boustead Projects	254,267	1,589	–	50%

	Total Unconsolidated Joint Ventures			11,501,371	$55,166	$52,009

      On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. The Operating Partnership contributed $71.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 1.3 million square feet, to this fund. The Operating Partnership recognized a gain of $7.2 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.
      Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.
      The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture to redevelop the Operating Partnership’s office space in San Francisco. The investment is not consolidated because the Operating Partnership does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement.

11.	Partners’ Capital
      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During 2004, the Operating Partnership redeemed 17,686 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.
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
      During 2003, the Company repurchased and retired 812,900 shares of its common stock for an aggregate purchase price of $21.2 million, including commissions, and the Operating Partnership retired the same number of common general partnership units. In December 2003, the Company’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million worth of common stock.
      On June 23, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of $48.0 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including accumulated and unpaid dividends through the redemption date. During 2003, the Operating Partnership recognized a reduction of net income available to common unitholders of $3.7 million for the original issuance costs. On November 26, 2003, the Operating Partnership redeemed all 1,300,000 of its outstanding 8 5/8% Series B Cumulative Redeemable Preferred Partnership Units and recognized a reduction of income available to common unitholders of $1.7 million for the original issuance costs.
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
      On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and the Company’s indirect subsidiary, owns an approximate 1.0% general partnership interest and the Operating Partnership owns an approximate 99% common limited partnership interest, issued

729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution of certain parcels of land that are located in multiple markets to AMB Property II, L.P. Beginning September 25, 2006 and until and including September 25, 2009, the series N preferred units may be redeemed by AMB Property II, L.P. at a redemption price equal to 99.5% of the original $50.00 per unit capital contribution, plus all accrued and unpaid distributions to the date of redemption, which shall be paid solely out of capital contributed to AMB Property II, L.P. by Texas AMB I, LLC or the Operating Partnership (other than with respect to the accumulated but unpaid distributions). Pursuant to a Put Agreement, dated September 24, 2004, by and between Robert Pattillo Properties, Inc. and the Operating Partnership, beginning on June 1, 2005 and until January 15, 2006, the holders of the series N preferred units will have the right to sell all, but not less than all, of such units to the Operating Partnership (or to certain designees) at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale.
      As of December 31, 2004, the Operating Partnership had outstanding 83,019,229 common general partnership units; 4,600,556 common limited partnership units; 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units; and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units.
      The following table sets forth the distributions paid per unit:

Paying Entity	Security	2004	2003	2002

Operating Partnership	Common limited partnership units	$1.70	$1.66	$1.64
Operating Partnership	Series B preferred units	n/a	$3.71	$4.31
Operating Partnership	Series J preferred units	$3.98	$3.98	$3.98
Operating Partnership	Series K preferred units	$3.98	$3.98	$2.96
AMB Property II, L.P.	Class B common limited partnership units	$1.70	$0.22	n/a
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Series G preferred units	n/a	n/a	$2.14
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units	$0.70	n/a	n/a

12.	Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan
      Stock Incentive Plan. The Company and the Operating Partnership have Stock Option and Incentive Plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has reserved for issuance 18,950,000 shares of common stock under its Stock Incentive Plans. As of December 31, 2004, the Company had 10,220,631 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. As of December 31, 2004, the options had a weighted average exercise price of $25.40 and the exercise prices range from $19.50 to $36.92. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.
      In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, its general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123, related stock option expense was $4.0 million, $2.4 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $6.4 million, $5.7 million and $4.3 million for 2004, 2003 and 2002, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 is prospective and the 2002 and 2003 expense relates only to stock options granted in 2002 and subsequent periods. Prior to January 1, 2002, the Operating Partnership applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost had been recognized for the Operating Partnership’s Stock Incentive Plan as of December 31, 2001.
      As permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123, the Operating Partnership has changed its method of accounting for stock options beginning January 1, 2002. The Operating Partnership has not retroactively changed its method of accounting for stock options but has provided additional required disclosures. Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been reduced by $1.1 million, $1.6 million and $2.4 million and pro forma basic and diluted earnings per unit would have been reduced to $1.43 and $1.37; $1.42 and $1.39; and $1.33 and $1.30, respectively, for the years ended December 31, 2004, 2003 and 2002.
      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yields of 4.8%, 6.1% and 5.9%; expected volatility of 18.6%, 17.7% and 13.3%; risk-free interest rates of 3.6%, 3.4% and

4.0%; and expected lives of seven years for each year. Following is a summary of the option activity for the years ended December 31 (options in thousands):

		Weighted	Options
	Shares	Average	Exercisable
	Under	Exercise	at Year
	Option	Price	End

Outstanding as of December 31, 2000	5,767	$20.83	3,326

Granted	1,924	24.61
Exercised	(202)	21.15
Forfeited	(52)	22.45

Outstanding as of December 31, 2001	7,437	22.16	4,623

Granted	1,990	26.48
Exercised	(566)	21.41
Forfeited	(96)	24.48

Outstanding as of December 31, 2002	8,765	23.16	5,526

Granted	1,854	27.18
Exercised	(318)	21.94
Forfeited	(15)	25.67

Outstanding as of December 31, 2003	10,286	23.92	7,210

Granted	1,253	34.88
Exercised	(1,233)	22.45
Forfeited	(85)	29.43

Outstanding as of December 31, 2004	10,221	$25.40	7,841

Remaining average contractual life	6.3 years

Fair value of options granted during the year	$4.12

      In 2004, 2003 and 2002, the Company issued 227,609, 272,620 and 204,072 restricted shares, respectively, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. As of December 31, 2004, 75,988 shares of restricted stock have been forfeited. The 1,178,052 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.
      401(k) Plan. In November 1997, the Company and the Operating Partnership established a Section 401(k) Savings/ Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During 2004 and 2003, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2004 and 2003, the Operating Partnership matched employee contributions to the 401(k) Plan in an amount equal to 50% of the first 5.5% of annual compensation deferred by each employee. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2004 and 2003, the Operating Partnership paid $0.5 million and $0.4 million, respectively, for its 401(k) match. No discretionary contributions were made by the Operating Partnership to the 401(k) Plan in 2004, 2003 and 2002.

      Deferred Compensation Plan. The Company and the Operating Partnership have established a non-qualified deferred compensation plan for officers of the Company and certain of its affiliates, which enables participants to defer income up to 100% of annual base pay and up to 100% of annual bonuses on a pre-tax basis. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2004, 2003 or 2002. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2004 and 2003, the total fair value of compensation deferred was $15.4 million and $7.1 million, respectively.

13.	Income Per Unit
      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the years ended December 31, 2004, 2003 and 2002 were stock options and restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	2004	2003	2002

WEIGHTED AVERAGE COMMON UNITS
Basic	86,885,250	85,859,899	88,204,208
Stock options and restricted stock	3,235,000	1,756,466	1,485,102

Diluted weighted average common units	90,120,250	87,616,365	89,689,310

14.	Commitments and Contingencies

Commitments
      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from two to 58 years. Operating lease payments are being amortized ratably over the terms of the related leases. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2004 were as follows (dollars in thousands):

2005	$10,810
2006	11,320
2007	11,280
2008	11,310
2009	11,169
Thereafter	222,437

Total	$278,326

      Standby Letters of Credit. As of December 31, 2004, the Operating Partnership had provided approximately $33.6 million in letters of credit, of which $13.9 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. Other than parent guarantees associated with the unsecured debt of the Operating Partnership, as of December 31, 2004, the Operating Partnership had outstanding guarantees in the aggregate amount of $34.7 million in connection with certain acquisitions and lease obligations of which $8.3 million was backed by standby letters of credit. As of December 31, 2004, the Operating Partnership guaranteed $4.8 million on outstanding construction loans for two of its unconsolidated joint ventures. Additionally, the Operating Partnership provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $30.2 million for another of its unconsolidated joint ventures, of which $20.9 million was outstanding as of December 31, 2004. In connection with this construction loan, the Operating Partnership’s joint venture partner provides an underlying construction loan guarantee up to the completion of construction.
      Performance and Surety Bonds. As of December 31, 2004, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $1.2 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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

15.	Quarterly Financial Data (Unaudited)
      Selected quarterly financial results for 2004 and 2003 were as follows (dollars in thousands, except unit and per unit amounts):

	Quarter (unaudited) (1)
2004

	March 31	June 30	September 30	December 31	Year

Total revenues	$159,619	$159,750	$171,952	$174,368	$665,689
Income before minority interests and discontinued operations	29,541	31,082	35,896	43,575	140,094
Total minority interests’ share of income	(11,941)	(13,229)	(13,395)	(13,678)	(52,243)
Income from continuing operations	17,600	17,853	22,501	29,897	87,851
Total discontinued operations	1,396	3,602	12,814	32,853	50,665

Net income	18,996	21,455	35,315	62,750	138,516
Preferred unit distributions	(3,373)	(3,373)	(3,373)	(3,372)	(13,491)

Net income available to common unitholders	$15,623	$18,082	$31,942	$59,378	$125,025

Basic income per common unit (2)
Income from continuing operations	$0.16	$0.17	$0.22	$0.30	$0.86
Discontinued operations	0.02	0.04	0.15	0.38	0.58

Net income available to common unitholders	$0.18	$0.21	$0.37	$0.68	$1.44

Diluted income per common unit (2)
Income from continuing operations	$0.15	$0.16	$0.21	$0.29	$0.83
Discontinued operations	0.02	0.04	0.14	0.36	0.56

Net income available to common unitholders	$0.17	$0.20	$0.35	$0.65	$1.39

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	86,447,303	86,824,795	86,943,931	87,277,240	86,885,250

Diluted	89,617,834	89,288,954	90,146,245	91,003,313	90,120,250

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.
(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

	Quarter (unaudited) (1)
2003

	March 31	June 30	September 30	December 31	Year

Total revenues	$143,795	$143,051	$143,048	$156,735	$586,629
Income before minority interests and discontinued operations	34,525	24,492	33,738	42,273	135,028
Total minority interests’ share of income	(10,182)	(11,194)	(15,807)	(16,084)	(53,267)
Income from continuing operations	24,343	13,298	17,931	26,189	81,761
Total discontinued operations	40,211	7,495	11,913	5,709	65,328

Net income	64,554	20,793	29,844	31,898	147,089
Preferred unit distributions	(5,115)	(5,186)	(4,462)	(3,424)	(18,187)
Preferred unit redemption discount/(issuance costs)	–	–	(3,671)	(1,742)	(5,413)

Net income available to common unitholders	$59,439	$15,607	$21,711	$26,732	$123,489

Basic income per common unit (2)
Income from continuing operations	$0.22	$0.09	$0.11	$0.24	$0.68
Discontinued operations	0.47	0.09	0.14	0.07	0.76

Net income available to common unitholders	$0.69	$0.18	$0.25	$0.31	$1.44

Diluted income per common unit (2)
Income from continuing operations	$0.22	$0.09	$0.11	$0.24	$0.66
Discontinued operations	0.46	0.09	0.14	0.06	0.75

Net income available to common unitholders	$0.68	$0.18	$0.25	$0.30	$1.41

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	85,944,112	85,852,418	85,776,261	85,858,038	85,859,899

Diluted	87,360,543	87,302,896	87,399,544	88,360,432	87,616,365

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.
(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

16.	Segment Information
      The Operating Partnership mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 99.5% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 0.5% of the Operating Partnership’s portfolio is comprised of retail and other properties located in Southeast Florida and Atlanta. The Operating Partnership does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See footnote 2). The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.
      The other domestic target markets category includes Austin, Baltimore/ Washington D.C., Boston and Minneapolis. The other domestic non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes France, Germany, Japan, Mexico and the Netherlands.
      Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues			Property NOI (1)

	2004	2003	2002	2004	2003	2002
Segments
Industrial domestic hub and gateway markets:
Atlanta	$30,411	$29,080	$30,444	$23,765	$23,048	$23,970
Chicago	44,991	43,837	45,114	31,378	29,934	31,446
Dallas / Fort Worth	16,551	17,015	26,697	11,218	11,457	18,915
Los Angeles	103,438	94,025	77,700	80,960	74,633	61,250
Northern New Jersey/ New York	64,686	52,709	47,422	45,046	34,735	31,845
San Francisco Bay Area	98,885	109,819	129,858	79,429	90,008	109,000
Miami	33,821	32,902	35,164	23,027	23,308	25,516
Seattle	41,675	31,813	25,656	32,539	24,863	20,394
On-Tarmac	54,425	48,909	30,617	30,623	26,639	17,161

Total industrial domestic hub markets	488,883	460,109	448,672	357,985	338,625	339,497
Other domestic target markets	109,474	103,070	104,565	80,084	74,178	75,567
Other domestic non-target markets	34,066	28,976	46,968	25,387	21,000	35,235
International target markets	25,641	6,101	739	20,694	5,697	686
Straight-line rents and amortization of lease intangibles	16,281	10,662	11,013	16,281	10,662	11,013
Total retail and other markets	6,403	12,390	16,896	3,545	7,541	10,597
Discontinued operations	(27,954)	(48,016)	(76,815)	(19,688)	(36,434)	(57,008)

Total	$652,794	$573,292	$552,038	$484,288	$421,269	$415,587

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
      The Operating Partnership considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of the Operating Partnership’s real estate portfolio on a segment basis, and the Operating Partnership uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Operating Partnership’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Operating Partnership’s results from operations. Further, the Operating Partnership’s NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP:

	2004	2003	2002

Property NOI	$484,288	$421,269	$415,587
Private capital income	12,895	13,337	11,193
Depreciation and amortization	(160,026)	(132,167)	(121,069)
Impairment losses	–	(5,251)	(2,846)
General and administrative	(58,956)	(46,429)	(45,149)
Fund costs	(1,741)	(825)	(1,051)
Equity in earnings of unconsolidated joint ventures	3,781	5,445	5,674
Interest and other income	3,958	4,009	9,446
Gains from dispositions of real estate	5,219	7,429	8,771
Development profits, net of taxes	8,528	14,441	1,171
Interest, including amortization	(157,852)	(146,230)	(142,918)
Total minority interests’ share of income	(52,243)	(53,267)	(41,332)
Total discontinued operations	50,665	65,328	41,577

Net income	$138,516	$147,089	$139,054

      The Operating Partnership’s total assets by market were:

	Total Assets as of

	December 31, 2004	December 31, 2003

Industrial domestic hub and gateway markets:
Atlanta	$204,554	$256,304
Chicago	479,919	365,019
Dallas/ Fort Worth	143,953	137,367
Los Angeles	922,401	851,630
Northern New Jersey/ New York	775,784	488,998
San Francisco Bay Area	788,120	792,012
Miami	363,694	350,872
Seattle	377,142	374,136
On-Tarmac	239,377	260,099

Total industrial domestic hub markets	4,294,944	3,876,437
Other domestic target markets	825,930	705,724
Other non-target markets and other	308,428	268,064
International target markets	684,184	199,824
Total retail and other markets	15,915	41,967
Non-segment assets (1)	257,542	317,543

Total assets	$6,386,943	$5,409,559

(1)	Non-segment assets consist of corporate assets including cash, investments in unconsolidated joint ventures and mortgages receivable.

17.	Pro Forma Financial Information (Unaudited)
      During the year ended December 31, 2004, the Operating Partnership acquired 64 industrial buildings, aggregating approximately 7.6 million square feet for a total expected investment of $695.2 million.
      The following unaudited pro forma information for the years ended December 31, 2004 and 2003 have been prepared to reflect the incremental effect of the acquisition of properties during 2004 by the Operating Partnership as if such transactions and adjustments had occurred at the beginning of each year and were carried forward through their issuance dates.

	2004	2003

	(in thousands, except unit and per
	unit amounts)
Rental revenues	$683,692	$624,650
Income from continuing operations	$93,113	$84,388
Total discontinued operations	$50,665	$65,328
Net income	$143,778	$149,716
Net income available to common unitholders	$130,287	$126,116
Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs or premium))	$0.92	$0.71
Discontinued operations	0.58	0.76

Net income available to common unitholders	$1.50	$1.47

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs or premium))	$0.88	$0.69
Discontinued operations	0.56	0.75

Net income available to common unitholders	$1.44	$1.44

Weighted Average Common Units Outstanding
Basic	86,885,250	85,859,899

Diluted	90,120,250	87,616,365

      During the year ended December 31, 2003, the Operating Partnership acquired 82 industrial buildings, aggregating approximately 6.5 million square feet for a total expected investment of $533.9 million.

      The following unaudited pro forma consolidated statements of operations for the year ended December 31, 2003 and 2002 have been prepared to reflect the acquisitions of properties during 2003 by the Operating Partnership, the issuance of unsecured senior debt securities in November 2003 related to property acquisitions and the issuance of common limited partnership units in connection with a 2003 acquisition, as if such transactions and adjustments had occurred at the beginning of each year and were carried forward through their issuance dates.

	2003	2002

	(in thousands, except unit and per
	unit amounts)
Rental revenues	$602,090	$586,067
Income from continuing operations	$84,312	$98,136
Total discontinued operations	$65,328	$41,577
Net income	$149,640	$139,713
Net income available to common unitholders	$126,040	$120,353
Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/ (issuance costs or premium))	$0.71	$0.89
Discontinued operations	0.76	0.47

Net income available to common unitholders	$1.47	$1.36

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/ (issuance costs or premium))	$0.70	$0.88
Discontinued operations	0.74	0.46

Net income available to common unitholders	$1.44	$1.34

Weighted Average Common Units Outstanding
Basic	85,986,705	88,349,756

Diluted	87,743,171	89,834,858

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to
					Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

Atlanta
Airport Plaza	3	GA	IND	$4,392	$1,811	$5,093	$548
Airport South Business Park	7	GA	IND	16,770	10,035	16,436	6,648
Atlanta South Business Park	9	GA	IND	–	8,047	24,180	2,419
AMB Garden City Industrial	1	GA	IND	–	441	2,604	6
AMB South Davis Industrial	1	GA	IND	–	78	713	–
South Ridge at Hartsfield	1	GA	IND	3,991	2,096	4,008	137
Southfield Logistics Center	2	GA	IND	10,950	3,200	10,012	5,907
Southfield/ KRDC Industrial SG	13	GA	IND	33,495	13,585	35,730	8,371
Southside Distribution Center	1	GA	IND	1,064	766	2,480	105
Sylvan Industrial	1	GA	IND	–	1,946	5,905	596
Chicago
Addison Business Center	1	IL	IND	–	1,060	3,228	267
Alsip Industrial	1	IL	IND	–	1,200	3,744	263
Bedford Warehouse	1	IL	IND	2,742	1,354	3,225	7
Belden Avenue SGP	3	IL	IND	9,853	5,491	13,655	433
Bensenville Ind Park	13	IL	IND	–	20,799	62,438	15,031
Bridgeview Industrial	1	IL	IND	–	1,332	3,996	547
Chancellory Warehouse	1	IL	IND	2,532	1,566	2,006	835
Chicago Industrial Portfolio	1	IL	IND	1,500	762	2,285	505
Chicago Ridge Freight Terminal	1	IL	IND	–	3,705	3,576	73
Chicago/ O’Hare IP Alliance I	5	IL	IND	8,819	4,816	9,603	1,214
AMB District Industrial	1	IL	IND	–	703	1,339	(1)
Elk Grove Village SG	10	IL	IND	16,565	7,060	21,739	4,569
Executive Drive	1	IL	IND	–	1,399	4,236	1,125
Hamilton Parkway	1	IL	IND	–	1,554	4,703	261
Hintz Building	1	IL	IND	–	420	1,259	309
Itasca Industrial Portfolio	6	IL	IND	–	6,416	19,289	4,206
Melrose Park Distribution Ctr.	1	IL	IND	–	2,936	9,190	2,133
NDP — Chicago	3	IL	IND	–	1,496	4,487	1,022
AMB O’Hare	14	IL	IND	9,348	3,197	8,995	1,930
O’Hare Industrial Portfolio (DEV) Nicholas Warehouse	13	IL	IND	–	6,248	18,778	1,583

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

Atlanta
Airport Plaza	$1,811	$5,641	$7,452	$206	2003	5-40
Airport South Business Park	10,035	23,084	33,119	2,837	2001	5-40
Atlanta South Business Park	8,047	26,599	34,646	5,788	1997	5-40
AMB Garden City Industrial	441	2,610	3,051	21	2004	5-40
AMB South Davis Industrial	78	713	791	5	2004	5-40
South Ridge at Hartsfield	2,096	4,145	6,241	406	2001	5-40
Southfield Logistics Center	3,200	15,919	19,119	2,351	2002	5-40
Southfield/ KRDC Industrial SG	13,585	44,101	57,686	4,799	1997	5-40
Southside Distribution Center	766	2,585	3,351	239	2001	5-40
Sylvan Industrial	1,946	6,501	8,447	926	1999	5-40
Chicago
Addison Business Center	1,060	3,495	4,555	465	2000	5-40
Alsip Industrial	1,200	4,007	5,207	749	1998	5-40
Bedford Warehouse	1,354	3,232	4,586	258	2001	5-40
Belden Avenue SGP	5,491	14,088	19,579	2,054	1997	5-40
Bensenville Ind Park	20,799	77,469	98,268	17,796	1997	5-40
Bridgeview Industrial	1,332	4,543	5,875	748	1997	5-40
Chancellory Warehouse	1,566	2,841	4,407	247	2002	5-40
Chicago Industrial Portfolio	762	2,790	3,552	497	1997	5-40
Chicago Ridge Freight Terminal	3,705	3,649	7,354	356	2001	5-40
Chicago/ O’Hare IP Alliance I	4,816	10,817	15,633	1,081	2001	5-40
AMB District Industrial	703	1,338	2,041	4	2004	5-40
Elk Grove Village SG	7,060	26,308	33,368	3,302	1997	5-40
Executive Drive	1,399	5,361	6,760	1,268	1997	5-40
Hamilton Parkway	1,554	4,964	6,518	961	1997	5-40
Hintz Building	420	1,568	1,988	318	1998	5-40
Itasca Industrial Portfolio	6,416	23,495	29,911	5,513	1997	5-40
Melrose Park Distribution Ctr.	2,936	11,323	14,259	2,806	1997	5-40
NDP — Chicago	1,496	5,509	7,005	1,270	1998	5-40
AMB O’Hare	3,197	10,925	14,122	1,516	1999	5-40
O’Hare Industrial Portfolio (DEV) Nicholas Warehouse	6,248	20,361	26,609	4,800	1997	5.40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

Poplar Gateway Truck Terminal	1	IL	IND	–	4,551	3,152	1
AMB Port O’Hare	2	IL	IND	5,975	4,913	5,761	1,157
AMB Sivert Distribution	1	IL	IND	–	857	1,377	–
Stone Distribution Center	1	IL	IND	2,932	2,242	3,266	11
Thorndale Distribution	1	IL	IND	5,454	4,130	4,216	325
Touhy Cargo Terminal	1	IL	IND	5,303	2,800	110	4,550
AMB Turnberry Distribution	5	IL	IND	48,500	19,112	78,361	–
Windsor Court	1	IL	IND	–	766	2,338	102
Wood Dale Industrial SG	5	IL	IND	8,582	2,869	9,166	952
Yohan Industrial	3	IL	IND	4,582	5,904	7,323	1,079
Dallas/ Ft. Worth
Addison Technology Center	1	TX	IND	–	899	2,696	1,254
Dallas Industrial	12	TX	IND	–	5,938	17,836	4,880
DFW Airfreight Seefried	3	TX	IND	2,375	950	1,374	700
Greater Dallas Industrial Port	5	TX	IND	–	5,633	18,414	1,682
Lincoln Industrial Center	1	TX	IND	–	671	2,052	303
Lonestar Portfolio	6	TX	IND	16,323	6,280	19,917	2,944
Northfield Dist. Center	6	TX	IND	22,257	6,446	20,087	6,472
Richardson Tech Center SGP	2	TX	IND	5,008	1,524	5,887	2,331
Valwood Industrial	2	TX	IND	3,413	1,983	5,989	2,182
West North Carrier Parkway	1	TX	IND	2,763	1,375	4,165	1,267
Los Angeles
Anaheim Industrial Property	1	CA	IND	–	1,457	4,341	760
Artesia Industrial	24	CA	IND	46,315	22,238	66,692	16,154
Aviation Logistics Center A-L	8	CA	IND	32,000	22,141	19,178	2,767
Bell Ranch Distribution	5	CA	IND	–	6,904	12,915	728
Cabrillo Distribution Center	1	CA	IND	12,449	7,563	11,177	25
Carson Industrial	12	CA	IND	–	4,231	10,418	4,087
Carson Town Center	2	CA	IND	–	6,565	3,210	14,529
Chartwell Distribution Center	1	CA	IND	–	2,711	8,191	163
Del Amo Industrial Center	1	CA	IND	–	2,529	7,651	31
Eaves Distribution Center	3	CA	IND	14,880	11,893	12,708	2,387
Fordyce Distribution Center	1	CA	IND	7,351	4,340	8,335	806
Ford Distribution Cntr	7	CA	IND	–	24,557	22,046	3,144
Harris Bus Ctr Alliance I	10	CA	IND	26,346	19,273	26,288	2,906

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

Poplar Gateway Truck Terminal	4,551	3,153	7,704	158	2002	5-40
AMB Port O’Hare	4,913	6,918	11,831	827	2001	5-40
AMB Sivert Distribution	857	1,377	2,234	13	2004	5-40
Stone Distribution Center	2,242	3,277	5,519	142	2003	5-40
Thorndale Distribution	4,130	4,541	8,671	365	2002	5-40
Touhy Cargo Terminal	2,800	4,660	7,460	162	2002	5-40
AMB Turnberry Distribution	19,112	78,361	97,473	113	2004	5-40
Windsor Court	766	2,440	3,206	468	1997	5-40
Wood Dale Industrial SG	2,869	10,118	12,987	1,116	1999	5-40
Yohan Industrial	5,904	8,402	14,306	491	2003	5-40
Dallas/ Ft. Worth
Addison Technology Center	899	3,950	4,849	859	1998	5-40
Dallas Industrial	5,938	22,716	28,654	5,825	1997	5-40
DFW Airfreight Seefried	950	2,074	3,024	460	2000	5-40
Greater Dallas Industrial Port	5,633	20,096	25,729	4,911	1997	5-40
Lincoln Industrial Center	671	2,355	3,026	565	1997	5-40
Lonestar Portfolio	6,280	22,861	29,141	1,767	1997	5-40
Northfield Dist. Center	6,446	26,559	33,005	1,532	2002	5-40
Richardson Tech Center SGP	1,524	8,218	9,742	554	1997	5-40
Valwood Industrial	1,983	8,171	10,154	2,021	1997	5-40
West North Carrier Parkway	1,375	5,432	6,807	1,111	1997	5-40
Los Angeles
Anaheim Industrial Property	1,457	5,101	6,558	1,107	1997	5-40
Artesia Industrial	22,238	80,771	103,009	16,717	1997	5-40
Aviation Logistics Center A-L	22,141	21,945	44,086	787	2003	5-40
Bell Ranch Distribution	6,904	13,643	20,547	1,321	2001	5-40
Cabrillo Distribution Center	7,563	11,202	18,765	564	2002	5-40
Carson Industrial	4,231	15,284	19,515	2,447	1999	5-40
Carson Town Center	6,565	18,517	25,082	1,368	2000	5-40
Chartwell Distribution Center	2,711	8,613	11,324	976	2000	5-40
Del Amo Industrial Center	2,529	7,941	10,470	820	2000	5-40
Eaves Distribution Center	11,893	15,095	26,988	1,727	2001	5-40
Fordyce Distribution Center	4,340	9,141	13,481	900	2001	5-40
Ford Distribution Cntr	24,557	25,190	49,747	2,582	2001	5-40
Harris Bus Ctr Alliance I	19,273	29,194	48,467	3,577	2000	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

Harris Bus Ctr Alliance II	9	CA	IND	32,401	20,772	31,050	3,043
Hawthorne LAX Cargo AMBPTNII	1	CA	IND	8,275	2,775	8,377	512
LA Co Industrial Port SGP	6	CA	IND	22,432	9,430	29,242	4,126
LAX Gateway	1	CA	IND	16,275	–	26,734	103
LAX Logistics Center 1	2	CA	IND	31,857	29,622	25,913	61
Los Nietos Business Center SG	4	CA	IND	7,828	2,488	7,751	706
International Multifoods	1	CA	IND	–	1,613	4,879	1,290
NDP — Los Angeles	6	CA	IND	–	5,948	17,844	2,775
Normandie Industrial	1	CA	IND	–	2,398	7,491	1,733
Northpointe Commerce	2	CA	IND	–	1,773	5,358	544
Pioneer-Alburtis	5	CA	IND	8,131	2,482	7,166	922
Park One at LAX, LLC	–	CA	IND	–	75,000	431	67
Slauson Dist. Ctr. AMBPTNII	8	CA	IND	25,737	7,806	23,552	4,079
Stadium Business Park	9	CA	IND	–	3,768	11,345	1,372
Sunset Dist. Center	3	CA	IND	6,883	6,718	2,765	16,317
Systematics	1	CA	IND	–	911	2,773	620
Torrance Commerce Center	6	CA	IND	–	2,046	6,136	1,082
Van Nuys Airport Industrial	4	CA	IND	–	9,393	8,641	15,025
Walnut Drive	1	CA	IND	–	964	2,918	744
Watson Industrial Center AFdII	1	CA	IND	4,449	1,713	5,321	1,325
Wilmington Avenue Warehouse	2	CA	IND	–	3,849	11,605	3,318
Miami
Beacon Centre — Alliance Fund	4	FL	IND	16,762	7,229	22,238	1,902
Beacon Centre	18	FL	IND	65,798	31,704	96,681	17,213
Beacon Industrial Park	8	FL	IND	–	10,105	31,437	6,384
Blue Lagoon Business Park	2	FL	IND	–	4,945	14,875	1,246
Cobia Distribution Center	2	FL	IND	–	1,792	5,950	872
Dolphin Distribution Center	1	FL	IND	1,414	1,581	3,602	519
Gratigny Distribution Center	1	FL	IND	–	1,551	2,380	587
Marlin Distribution Center	1	FL	IND	–	1,076	2,169	659
Miami Airport Business Center	6	FL	IND	–	6,400	19,634	3,501
Panther Distribution Center	1	FL	IND	–	1,840	3,252	632
Sunrise Industrial	4	FL	IND	11,140	6,266	18,798	4,007

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

Harris Bus Ctr Alliance II	20,772	34,093	54,865	4,443	2000	5-40
Hawthorne LAX Cargo AMBPTNII	2,775	8,889	11,664	901	2000	5-40
LA Co Industrial Port SGP	9,430	33,368	42,798	3,339	1997	5-40
LAX Gateway	–	26,837	26,837	823	2004	5-40
LAX Logistics Center 1	29,622	25,974	55,596	978	2003	5-40
Los Nietos Business Center SG	2,488	8,457	10,945	922	1999	5-40
International Multifoods	1,613	6,169	7,782	1,249	1997	5-40
NDP — Los Angeles	5,948	20,619	26,567	3,965	1998	5-40
Normandie Industrial	2,398	9,224	11,622	1,401	2000	5-40
Northpointe Commerce	1,773	5,902	7,675	1,242	1997	5-40
Pioneer-Alburtis	2,482	8,088	10,570	978	1999	5-40
Park One at LAX, LLC	75,000	498	75,498	29	2002	5-40
Slauson Dist. Ctr. AMBPTNII	7,806	27,631	35,437	3,096	2000	5-40
Stadium Business Park	3,768	12,717	16,485	2,759	1997	5-40
Sunset Dist. Center	6,718	19,082	25,800	425	2002	5-40
Systematics	911	3,393	4,304	805	1997	5-40
Torrance Commerce Center	2,046	7,218	9,264	1,616	1998	5-40
Van Nuys Airport Industrial	9,393	23,666	33,059	3,505	2000	5-40
Walnut Drive	964	3,662	4,626	751	1997	5-40
Watson Industrial Center AFdII	1,713	6,646	8,359	683	2001	5-40
Wilmington Avenue Warehouse	3,849	14,923	18,772	2,998	1999	5-40
Miami
Beacon Centre — Alliance Fund	7,229	24,140	31,369	2,800	2000	5-40
Beacon Centre	31,704	113,894	145,598	16,230	2000	5-40
Beacon Industrial Park	10,105	37,821	47,926	7,642	1997	5-40
Blue Lagoon Business Park	4,945	16,121	21,066	3,357	1997	5-40
Cobia Distribution Center	1,792	6,822	8,614	75	2004	5-40
Dolphin Distribution Center	1,581	4,121	5,702	153	2003	5-40
Gratigny Distribution Center	1,551	2,967	4,518	237	2003	5-40
Marlin Distribution Center	1,076	2,828	3,904	165	2003	5-40
Miami Airport Business Center	6,400	23,135	29,535	3,889	1999	5-40
Panther Distribution Center	1,840	3,884	5,724	153	2003	5-40
Sunrise Industrial	6,266	22,805	29,071	3,612	1998	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

Tarpon Distribution Center	1	FL	IND	1,509	884	3,914	124
No. New Jersey/ New York City
AMB Meadowlands Park	8	NJ	IND	–	5,449	14,458	4,175
Dellamor	8	NJ	IND	14,176	12,061	11,577	1,713
Docks Corner SG (Phase II)	1	NJ	IND	35,133	5,125	22,516	28,738
Fairfalls Portfolio	28	NJ	IND	34,641	20,380	45,038	467
Fairmeadows Portfolio (1-18, except 14)	17	NJ	IND	31,585	18,615	27,901	3,088
Fairmeadows Portfolio (19-21)	3	NJ	IND	–	4,317	8,836	5
Jamesburg Road Corporate Park	3	NJ	IND	21,658	11,700	35,101	4,659
JFK Air Cargo	15	NY	IND	–	15,834	45,694	5,952
JFK Air Cargo — Alliance Fund	13	NY	IND	18,468	10,095	29,258	4,794
JFK Airport Park	1	NY	IND	–	2,350	7,251	924
JFK Logistics Center Bldgs A-D	4	NY	IND	35,349	57,534	96,593	55
Linden Industrial	1	NJ	IND	–	900	2,753	503
Mahwah Corporate Center	4	NJ	IND	–	7,212	22,086	878
Mooncreek Distribution Center	1	NJ	IND	–	2,958	7,924	–
Meadowlands ALFII	4	NJ	IND	11,993	6,755	13,093	1,928
Meadowlands Cross Dock	1	NJ	IND	–	1,110	3,485	1,004
Meadow Lane	1	NJ	IND	–	838	2,594	283
Moonachie Industrial	2	NJ	IND	5,356	2,731	5,228	335
Murray Hill Parkway	2	NJ	IND	–	1,670	2,568	5,181
Newark Airport I & II	2	NJ	IND	3,534	1,755	5,400	511
Orchard Hill	1	NJ	IND	754	1,212	1,411	8
Porete Avenue Warehouse	1	NJ	IND	–	4,067	12,202	4,709
Skyland Crossdock	1	NJ	IND	–	–	7,250	255
Teterboro Meadowlands 15	1	NJ	IND	9,575	4,961	9,618	1,353
AMB Tri-Port Distribution Ctr	1	NJ	IND	–	25,656	19,853	1
Two South Middlesex	1	NJ	IND	–	2,247	6,781	1,379
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	2,585	–	6,367	87
AMB DFW Cargo Center East	3	TX	IND	5,933	–	20,632	1,067

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

Tarpon Distribution Center	884	4,038	4,922	161	2004	5-40
No. New Jersey/ New York City
AMB Meadowlands Park	5,449	18,633	24,082	2,742	2000	5-40
Dellamor	12,061	13,290	25,351	893	2002	5-40
Docks Corner SG (Phase II)	5,125	51,254	56,379	4,859	1997	5-40
Fairfalls Portfolio	20,380	45,505	65,885	1,005	2004	5-40
Fairmeadows Portfolio (1-18, except 14)	18,615	30,989	49,604	1,130	2003	5-40
Fairmeadows Portfolio (19-21)	4,317	8,841	13,158	174	2004	5-40
Jamesburg Road Corporate Park	11,700	39,760	51,460	7,469	1998	5-40
JFK Air Cargo	15,834	51,646	67,480	7,479	2000	5-40
JFK Air Cargo — Alliance Fund	10,095	34,052	44,147	5,541	2000	5-40
JFK Airport Park	2,350	8,175	10,525	1,152	2000	5-40
JFK Logistics Center Bldgs A-D	57,534	96,648	154,182	1,533	2004	5-40
Linden Industrial	900	3,256	4,156	618	1999	5-40
Mahwah Corporate Center	7,212	22,964	30,176	3,586	1998	5-40
Mooncreek Distribution Center	2,958	7,924	10,882	220	2004	5-40
Meadowlands ALFII	6,755	15,021	21,776	1,825	2001	5-40
Meadowlands Cross Dock	1,110	4,489	5,599	824	2000	5-40
Meadow Lane	838	2,877	3,715	491	1999	5-40
Moonachie Industrial	2,731	5,563	8,294	626	2001	5-40
Murray Hill Parkway	1,670	7,749	9,419	2,153	1999	5-40
Newark Airport I & II	1,755	5,911	7,666	928	2000	5-40
Orchard Hill	1,212	1,419	2,631	83	2002	5-40
Porete Avenue Warehouse	4,067	16,911	20,978	3,061	1998	5-40
Skyland Crossdock	–	7,505	7,505	499	2002	5-40
Teterboro Meadowlands 15	4,961	10,971	15,932	1,549	2001	5-40
AMB Tri-Port Distribution Ctr	25,656	19,854	45,510	173	2004	5-40
Two South Middlesex	2,247	8,160	10,407	1,999	1997	5-40
On-Tarmac
AMB BWI Cargo Center E	–	6,454	6,454	1,448	2000	5-19
AMB DFW Cargo Center East	–	21,699	21,699	3,381	2000	5-26

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

AMB DAY Cargo Center	5	OH	IND	6,515	–	7,163	459
AMB DFW Cargo Center 1	1	TX	IND	15,566	–	19,683	4,123
DFW Airfreight	3	TX	IND	5,000	–	7,117	496
AMB DFW Cargo Center 2	1	TX	IND	–	–	4,286	13,952
AMB IAH Cargo Center	1	TX	IND	7,117	–	339	9,915
AMB IAD Cargo Center 5	1	VA	IND	11,025	–	38,840	63
AMB JAX Cargo Center	1	FL	IND	–	–	3,029	87
AMB JFK Cargo Center 75 77	2	NJ	IND	–	–	30,965	3,554
AMB LAS Cargo Center 1 5	5	NV	IND	–	–	24,072	640
AMB LAX Cargo Center	3	CA	IND	7,066	–	13,445	141
AMB MCI Cargo Center 1	1	MO	IND	4,790	–	5,793	226
AMB MCI Cargo Center 2	1	MO	IND	8,935	–	8,134	–
AMB PHL Cargo Center C2	1	PA	IND	–	–	9,716	1,978
AMB PDX Cargo Center Airtrans	2	OR	IND	–	–	26	10,558
AMB RNO Cargo Center 10 11	2	NV	IND	–	–	6,014	202
AMB SEA Air Cargo Center 314	1	WA	IND	2,673	–	2,939	1,428
AMB SEA Cargo Center North	2	WA	IND	4,358	–	15,594	203
AMB SEA Cargo Center South	1	WA	IND	–	–	3,056	239
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	–	3,146	9,479	2,608
Albrae Business Center	1	CA	IND	7,606	6,299	6,227	1,055
Alvarado Business Center SG	5	CA	IND	23,434	6,342	26,671	9,659
Brennan Distribution	1	CA	IND	4,079	3,683	3,022	2,193
Central Bay	2	CA	IND	6,833	3,896	7,400	1,437
Component Drive Ind Port	3	CA	IND	–	12,688	6,974	841
Concord Industrial Portfolio	10	CA	IND	10,223	3,872	11,647	3,576
Dado Distribution	1	CA	IND	–	7,221	3,739	2,844
Diablo Industrial Park	12	CA	IND	8,829	3,379	10,489	1,252
Doolittle Distribution Center	1	CA	IND	–	2,644	8,014	1,006
Dowe Industrial Center	2	CA	IND	–	2,665	8,034	2,023
Dublin Industrial Portfolio	1	CA	IND	–	2,980	9,042	1,588
East Bay Whipple	1	CA	IND	6,771	5,333	8,126	1,643

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

AMB DAY Cargo Center	–	7,622	7,622	1,555	2000	5-23
AMB DFW Cargo Center 1	–	23,806	23,806	4,393	2000	5-38
DFW Airfreight	–	7,613	7,613	1,525	2000	5-26
AMB DFW Cargo Center 2	–	18,238	18,238	2,654	1999	5-39
AMB IAH Cargo Center	–	10,254	10,254	772	2000	5-36
AMB IAD Cargo Center 5	–	38,903	38,903	6,510	2002	5-15
AMB JAX Cargo Center	–	3,116	3,116	573	2000	5-22
AMB JFK Cargo Center 75 77	–	34,519	34,519	6,790	2002	5-13
AMB LAS Cargo Center 1 5	–	24,712	24,712	1,603	2003	5-33
AMB LAX Cargo Center	–	13,586	13,586	2,633	2000	5-22
AMB MCI Cargo Center 1	–	6,019	6,019	1,426	2000	5-18
AMB MCI Cargo Center 2	–	8,134	8,134	1,237	2000	5-27
AMB PHL Cargo Center C2	–	11,694	11,694	2,282	2000	5-27
AMB PDX Cargo Center Airtrans	–	10,584	10,584	1,277	2002	5-28
AMB RNO Cargo Center 10 11	–	6,216	6,216	515	2003	5-23
AMB SEA Air Cargo Center 314	–	4,367	4,367	1,126	2003	5-15
AMB SEA Cargo Center North	–	15,797	15,797	2,469	2000	5-27
AMB SEA Cargo Center South	–	3,295	3,295	1,009	2000	5-14
San Francisco Bay Area
Acer Distribution Center	3,146	12,087	15,233	2,913	1997	5-40
Albrae Business Center	6,299	7,282	13,581	653	2001	5-40
Alvarado Business Center SG	6,342	36,330	42,672	3,993	1997	5-40
Brennan Distribution	3,683	5,215	8,898	824	2001	5-40
Central Bay	3,896	8,837	12,733	1,199	2001	5-40
Component Drive Ind Port	12,688	7,815	20,503	968	2001	5-40
Concord Industrial Portfolio	3,872	15,223	19,095	3,136	1999	5-40
Dado Distribution	7,221	6,583	13,804	722	2001	5-40
Diablo Industrial Park	3,379	11,741	15,120	2,030	1999	5-40
Doolittle Distribution Center	2,644	9,020	11,664	1,303	2000	5-40
Dowe Industrial Center	2,665	10,057	12,722	2,214	1997	5-40
Dublin Industrial Portfolio	2,980	10,630	13,610	1,337	2000	5-40
East Bay Whipple	5,333	9,769	15,102	1,018	2001	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

East Bay Doolittle	1	CA	IND	–	7,128	11,023	2,028
Edgewater Industrial Center	1	CA	IND	–	4,038	15,113	4,914
East Grand Airfreight	2	CA	IND	4,089	5,093	4,190	160
Fairway Drive Ind SGP	4	CA	IND	11,993	4,214	13,949	3,046
Hayward Industrial — Hathaway	2	CA	IND	–	4,473	13,546	568
Junction Industrial Park	4	CA	IND	–	7,875	23,975	2,271
Laurelwood Drive	2	CA	IND	–	2,750	8,538	608
Lawrence SSF	1	CA	IND	–	2,870	5,521	1,124
Marina Business Park	2	CA	IND	4,232	3,280	4,316	132
Martin/ Scott Ind Port	2	CA	IND	–	9,052	5,309	336
MBC Industrial	4	CA	IND	–	5,892	17,716	3,281
Milmont Page SGP	3	CA	IND	11,198	3,422	10,600	3,153
Moffett Distribution	7	CA	IND	18,738	26,916	11,277	1,813
Moffett Park R&D Portfolio	14	CA	IND	–	14,805	44,462	11,823
Pacific Business Center	2	CA	IND	8,371	5,417	16,291	3,198
Pardee Drive SG	1	CA	IND	1,505	619	1,880	283
South Bay Industrial	8	CA	IND	17,445	14,992	45,016	6,061
Silicon Valley R&D	5	CA	IND	–	6,700	20,186	7,823
Utah Airfreight	1	CA	IND	17,025	18,753	8,381	1,683
Wiegman Road	1	CA	IND	–	1,563	4,688	1,550
Willow Park Industrial	21	CA	IND	–	25,590	76,771	15,059
Williams & Burroughs AMB PrtII	4	CA	IND	7,765	2,382	6,981	3,267
Yosemite Drive	1	CA	IND	–	2,350	7,051	904
Zanker/ Charcot Industrial	5	CA	IND	–	5,282	15,887	3,079
Seattle
Black River	1	WA	IND	3,349	1,845	3,559	338
Earlington Business Park	1	WA	IND	4,151	2,766	3,234	751
East Valley Warehouse	1	WA	IND	–	6,813	20,511	5,726
Gateway North	6	WA	IND	14,000	5,270	16,296	1,850
Gateway Corporate Center	9	WA	IND	27,000	10,643	32,908	4,879
Harvest Business Park	3	WA	IND	–	2,371	7,153	1,244
Kent Centre Corporate Park	4	WA	IND	–	3,042	9,165	1,523
Kingsport Industrial Park	7	WA	IND	–	8,101	23,812	5,476
NDP — Seattle	4	WA	IND	11,653	3,993	11,773	1,138
Northwest Distribution Center	3	WA	IND	–	3,533	10,751	1,158
Puget Sound Airfreight	1	WA	IND	–	1,329	1,830	303

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

East Bay Doolittle	7,128	13,051	20,179	1,603	2001	5-40
Edgewater Industrial Center	4,038	20,027	24,065	2,901	2000	5-40
East Grand Airfreight	5,093	4,350	9,443	167	2003	5-40
Fairway Drive Ind SGP	4,214	16,995	21,209	1,796	1997	5-40
Hayward Industrial — Hathaway	4,473	14,114	18,587	1,507	2000	5-40
Junction Industrial Park	7,875	26,246	34,121	4,602	1999	5-40
Laurelwood Drive	2,750	9,146	11,896	1,684	1997	5-40
Lawrence SSF	2,870	6,645	9,515	945	2001	5-40
Marina Business Park	3,280	4,448	7,728	274	2002	5-40
Martin/ Scott Ind Port	9,052	5,645	14,697	567	2001	5-40
MBC Industrial	5,892	20,997	26,889	4,607	1997	5-40
Milmont Page SGP	3,422	13,753	17,175	1,444	1997	5-40
Moffett Distribution	26,916	13,090	40,006	1,419	2001	5-40
Moffett Park R&D Portfolio	14,805	56,285	71,090	16,001	1997	5-40
Pacific Business Center	5,417	19,489	24,906	4,093	1997	5-40
Pardee Drive SG	619	2,163	2,782	221	1999	5-40
South Bay Industrial	14,992	51,077	66,069	11,365	1997	5-40
Silicon Valley R&D	6,700	28,009	34,709	7,014	1997	5-40
Utah Airfreight	18,753	10,064	28,817	609	2003	5-40
Wiegman Road	1,563	6,238	7,801	1,336	1997	5-40
Willow Park Industrial	25,590	91,830	117,420	18,220	1998	5-40
Williams & Burroughs AMB PrtII	2,382	10,248	12,630	1,822	1999	5-40
Yosemite Drive	2,350	7,955	10,305	1,527	1997	5-40
Zanker/ Charcot Industrial	5,282	18,966	24,248	4,121	1997	5-40
Seattle
Black River	1,845	3,897	5,742	493	2001	5-40
Earlington Business Park	2,766	3,985	6,751	312	2002	5-40
East Valley Warehouse	6,813	26,237	33,050	5,532	1999	5-40
Gateway North	5,270	18,146	23,416	2,814	1999	5-40
Gateway Corporate Center	10,643	37,787	48,430	6,331	1999	5-40
Harvest Business Park	2,371	8,397	10,768	2,021	1997	5-40
Kent Centre Corporate Park	3,042	10,688	13,730	2,478	1997	5-40
Kingsport Industrial Park	8,101	29,288	37,389	6,244	1997	5-40
NDP — Seattle	3,993	12,911	16,904	974	1998	5-40
Northwest Distribution Center	3,533	11,909	15,442	2,706	1997	5-40
Puget Sound Airfreight	1,329	2,133	3,462	221	2002	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

Renton Northwest Corp. Park	6	WA	IND	23,855	25,959	14,792	855
Seattle Airport Industrial	1	WA	IND	1,012	619	1,923	236
SEA Logistics Center 1	3	WA	IND	17,689	9,218	18,968	222
SEA Logistics Center 2	3	WA	IND	14,351	11,535	24,601	1,379
Trans-Pacific Industrial Park	11	WA	IND	48,600	31,675	42,210	3,050
Other Industrial Markets
Activity Distribution Center	4	CA	IND	–	3,736	11,248	2,607
AMB Capronilaan	1	The Netherlands	IND	–	8,769	14,675	2,884
AMB CDG Cargo Center SAS	1	France	IND	25,183	–	38,870	3,607
AMB Industrial Park Bus. Ctr	1	MN	IND	–	1,648	4,187	3
AMB Northpoint Indust. Center	3	MN	IND	–	2,769	8,087	7
AMB Schiphol Dist Center	1	The Netherlands	IND	10,437	6,322	9,490	684
AMB Shady Oak Indust. Center	1	MN	IND	–	897	1,795	38
B.W.I.P	2	MD	IND	–	2,258	5,149	562
Beltway Distribution	1	VA	IND	–	4,800	15,159	5,874
Bennington Corporate Center	2	MD	IND	5,781	2,671	8,181	962
Boston Industrial	18	MA	IND	8,956	16,707	52,013	16,923
Boston Marine Industrial Park	1	MA	IND	50,168	–	69,135	782
Bourget Industrial	1	France	IND	24,668	10,058	23,843	4,420
Braemar Business Center	2	MN	IND	–	1,566	4,613	1,260
Burnsville Business Center	1	MN	IND	–	932	2,796	1,263
Cabot BP Land (KYDJ)	2	MA	IND	–	1,474	14,353	9,901
Cabot Business Park	12	MA	IND	–	14,353	43,609	4,826
Cabot Business Park SGP	3	MA	IND	16,145	5,499	16,969	2,531
Cascade Business Center	4	OR	IND	–	2,825	7,860	3,197
Chancellor	1	FL	IND	–	1,587	3,759	3,397
Chancellor Square	3	FL	IND	14,691	2,009	6,106	4,282
Chemway Industrial Portfolio	5	NC	IND	–	2,875	8,625	1,599
CLT Logistics Center 1	11	NC	IND	20,946	5,443	22,818	1,376
Columbia Business Center	9	MD	IND	3,497	3,856	11,736	3,593
Corporate Park/ Hickory Hill	7	TN	IND	11,572	6,789	20,366	3,878
Corporate Square Industrial	6	MN	IND	–	4,024	12,113	2,815

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

Renton Northwest Corp. Park	25,959	15,647	41,606	1,135	2002	5-40
Seattle Airport Industrial	619	2,159	2,778	308	2000	5-40
SEA Logistics Center 1	9,218	19,190	28,408	736	2003	5-40
SEA Logistics Center 2	11,535	25,980	37,515	775	2003	5-40
Trans-Pacific Industrial Park	31,675	45,260	76,935	1,792	2003	5-40
Other Industrial Markets
Activity Distribution Center	3,736	13,855	17,591	2,979	1997	5-40
AMB Capronilaan	8,769	17,559	26,328	325	2004	5-40
AMB CDG Cargo Center SAS	–	42,477	42,477	214	2004	5-37
AMB Industrial Park Bus. Ctr	1,648	4,190	5,838	12	2004	5-40
AMB Northpoint Indust. Center	2,769	8,094	10,863	30	2004	5-40
AMB Schiphol Dist Center	6,322	10,174	16,496	15	2004	5-40
AMB Shady Oak Indust. Center	897	1,833	2,730	6	2004	5-40
B.W.I.P	2,258	5,711	7,969	426	2002	5-40
Beltway Distribution	4,800	21,033	25,833	4,395	1999	5-40
Bennington Corporate Center	2,671	9,143	11,814	1,376	2000	5-40
Boston Industrial	16,707	68,936	85,643	15,691	1998	5-40
Boston Marine Industrial Park	–	69,917	69,917	2,055	2004	5-40
Bourget Industrial	10,058	28,263	38,321	732	2003	5-40
Braemar Business Center	1,566	5,873	7,439	1,349	1998	5-40
Burnsville Business Center	932	4,059	4,991	1,168	1998	5-40
Cabot BP Land (KYDJ)	1,474	24,254	25,728	4,026	1998	5-40
Cabot Business Park	14,353	48,435	62,788	10,535	1998	5-40
Cabot Business Park SGP	5,499	19,500	24,999	1,217	2002	5-40
Cascade Business Center	2,825	11,057	13,882	2,262	1998	5-40
Chancellor	1,587	7,156	8,743	855	1996	5-40
Chancellor Square	2,009	10,388	12,397	2,819	1998	5-40
Chemway Industrial Portfolio	2,875	10,224	13,099	2,101	1998	5-40
CLT Logistics Center 1	5,443	24,194	29,637	788	2003	5-40
Columbia Business Center	3,856	15,329	19,185	3,017	1999	5-40
Corporate Park/ Hickory Hill	6,789	24,244	31,033	4,899	1998	5-40
Corporate Square Industrial	4,024	14,928	18,952	3,752	1997	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

Corridor Industrial	1	MD	IND	2,337	996	3,019	270
Crysen Industrial	1	MD	IND	2,400	1,425	4,275	1,162
Dulles Airport Alliance	5	VA	IND	20,544	3,656	6,930	18,355
Edenvale Business Center	1	MN	IND	–	775	2,412	983
Elmwood Distribution	5	LA	IND	–	4,163	12,488	2,244
Ferrocaril	1	Mexico	IND	–	2,230	2,087	186
Frankfurt Logistic Center	1	Germany	IND	14,039	–	19,875	2,414
Funabashi Distribution Center	4	Japan	IND	195,167	8,843	34,633	137
Gateway 58	3	MD	IND	3,019	3,256	9,940	364
Gateway Commerce Center	5	MD	IND	–	4,083	12,336	1,290
Greenwood Industrial	3	MD	IND	–	4,729	14,188	2,570
IAH Logistics Center	1	TX	IND	17,513	6,582	21,251	–
Janitrol	1	OH	IND	–	1,797	5,390	363
Meadowridge Industrial	3	MD	IND	–	3,716	11,147	397
Mendota Heights Gateway Common	1	MN	IND	–	1,367	4,565	2,514
MET PHASE 1 95, LTD	5	TX	IND	–	10,968	32,944	1,894
Minneapolis Distribution Port	3	MN	IND	–	4,052	13,375	3,719
Minneapolis Industrial Port IV	4	MN	IND	7,068	4,938	14,854	2,492
Oakland Ridge Ind Ctr 4	1	MD	IND	2,842	–	2,259	217
Oakland Ridge Ind Ctr 6	4	MD	IND	808	–	5,042	4,562
Oakland Ridge Industrial	6	MD	IND	4,175	3,297	11,906	2,944
Paris Nord Distribution I	1	France	IND	–	2,864	4,723	2,813
Paris Nord Distribution II	1	France	IND	–	1,697	5,127	4,159
Patuxent Alliance 8280	1	MD	IND	943	887	1,706	266
Patuxent Range Road	2	MD	IND	–	1,696	5,127	805
Peninsula Business Ctr III	1	VA	IND	–	992	2,976	500
Penn James Warehouse	2	MN	IND	–	1,991	6,013	1,338
Presidents Drive	6	FL	IND	–	5,770	17,655	2,393
Preston Court	1	MD	IND	–	2,313	7,192	545
Round Lake Business Center	1	MN	IND	–	875	2,625	618
Saitama Distribution Center	2	Japan	IND	–	8,143	28,503	1,639
Sand Lake Service Center	6	FL	IND	–	3,483	10,585	3,300
Santa Barbara Court	1	MD	IND	–	1,617	5,029	881
Scripps Sorrento	1	CA	IND	–	1,110	3,330	101
South Point Business Park	5	NC	IND	8,166	3,130	10,452	1,867

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

Corridor Industrial	996	3,289	4,285	548	1999	5-40
Crysen Industrial	1,425	5,437	6,862	1,235	1998	5-40
Dulles Airport Alliance	3,656	25,285	28,941	1,436	2000	5-40
Edenvale Business Center	775	3,395	4,170	994	1998	5-40
Elmwood Distribution	4,163	14,732	18,895	3,004	1998	5-40
Ferrocaril	2,230	2,273	4,503	46	2004	5-40
Frankfurt Logistic Center	–	22,289	22,289	595	2003	5-40
Funabashi Distribution Center	8,843	34,770	43,613	644	2004	5-40
Gateway 58	3,256	10,304	13,560	1,192	2000	5-40
Gateway Commerce Center	4,083	13,626	17,709	2,665	1999	5-40
Greenwood Industrial	4,729	16,758	21,487	3,335	1998	5-40
IAH Logistics Center	6,582	21,251	27,833	340	2004	5-40
Janitrol	1,797	5,753	7,550	1,114	1997	5-40
Meadowridge Industrial	3,716	11,544	15,260	2,081	1998	5-40
Mendota Heights Gateway Common	1,367	7,079	8,446	2,803	1998	5-40
MET PHASE 1 95, LTD	10,968	34,838	45,806	6,741	1997	5-40
Minneapolis Distribution Port	4,052	17,094	21,146	3,627	1997	5-40
Minneapolis Industrial Port IV	4,938	17,346	22,284	4,132	1997	5-40
Oakland Ridge Ind Ctr 4	–	2,476	2,476	457	1999	5-40
Oakland Ridge Ind Ctr 6	–	9,604	9,604	1,463	1999	5-40
Oakland Ridge Industrial	3,297	14,850	18,147	4,106	1999	5-40
Paris Nord Distribution I	2,864	7,536	10,400	360	2002	5-40
Paris Nord Distribution II	1,697	9,286	10,983	411	2002	5-40
Patuxent Alliance 8280	887	1,972	2,859	170	2001	5-40
Patuxent Range Road	1,696	5,932	7,628	1,305	1997	5-40
Peninsula Business Ctr III	992	3,476	4,468	613	1998	5-40
Penn James Warehouse	1,991	7,351	9,342	1,711	1997	5-40
Presidents Drive	5,770	20,048	25,818	4,499	1997	5-40
Preston Court	2,313	7,737	10,050	1,579	1997	5-40
Round Lake Business Center	875	3,243	4,118	788	1998	5-40
Saitama Distribution Center	8,143	30,142	38,285	865	2003	5-40
Sand Lake Service Center	3,483	13,885	17,368	3,403	1998	5-40
Santa Barbara Court	1,617	5,910	7,527	1,513	1997	5-40
Scripps Sorrento	1,110	3,431	4,541	610	1998	5-40
South Point Business Park	3,130	12,319	15,449	2,411	1998	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(in thousands, except number of buildings)

					Initial Cost to Company
							Costs Capitalized
	No of					Building &	Subsequent to
Property	Bldgs	Location	Type	Encumbrances (3)	Land	Improvements	Acquisition

Technology Park I	2	MD	IND	–	1,657	5,049	396
Technology Park II	9	MD	IND	–	10,206	3,761	30,319
TechRidge Phase I	3	TX	IND	14,557	7,132	21,396	485
TechRidge Phase II	1	TX	IND	11,063	7,261	13,484	233
TechRidge Phase IIIA Bldg. 4.1	1	TX	IND	9,200	3,143	12,328	–
The Rotunda	2	MD	IND	–	4,400	17,736	4,606
Twin Cities	2	MN	IND	–	4,873	14,638	7,197
Willow Lake Business Park	10	TN	IND	18,945	12,415	35,990	14,859
Wilsonville Dist. Center	1	OR	IND	–	3,407	13,493	52
Other Retail Markets
Around Lenox	1	GA	RET	8,733	3,462	13,848	4,963
Beacon Centre — Headlands	1	FL	RET	–	2,523	7,669	979

Total	968			$1,828,864	$1,486,241	$3,609,393	$719,133

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at 12/31/04
					Year of
		Building &	Total	Accumulated	Construction/	Depreciable
Property	Land	Improvements	Costs (1)(2)	Depreciation (4)	Acquisition	Life (Years)

Technology Park I	1,657	5,445	7,102	901	1999	5-40
Technology Park II	10,206	34,080	44,286	6,052	1999	5-40
TechRidge Phase I	7,132	21,881	29,013	2,312	2000	5-40
TechRidge Phase II	7,261	13,717	20,978	1,288	2001	5-40
TechRidge Phase IIIA Bldg. 4.1	3,143	12,328	15,471	298	2004	5-40
The Rotunda	4,400	22,342	26,742	4,549	1999	5-40
Twin Cities	4,873	21,835	26,708	5,267	1997	5-40
Willow Lake Business Park	12,415	50,849	63,264	14,586	1998	5-40
Wilsonville Dist. Center	3,407	13,545	16,952	2,348	1998	5-40
Other Retail Markets
Around Lenox	3,462	18,811	22,273	3,507	1998	5-40
Beacon Centre — Headlands	2,523	8,648	11,171	997	2000	5-40

Total	$1,486,241	$4,328,526	$5,814,767	$614,084

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2004:

Total per Schedule III (5)	$5,814,767
Construction in process (6)	711,377

Total investments in properties	$6,526,144

(2)	As of December 31, 2004, the aggregate cost for federal income tax purposes of investments in real estate was $6,263,171.

(3)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2004:

Total per Schedule III	$1,828,864
Debt on properties held for divestiture	27,481
Debt on development properties	25,413
Unamortized premiums	10,766

Total debt	$1,892,524

(4)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31, 2004:

Total per Schedule III	$614,084
Accumulated depreciation on properties under renovation	1,562

Total accumulated depreciation	$615,646

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2004 is as follows:

Investments in Properties:
Balance at beginning of year	$5,491,707
Acquisition of properties	687,072
Improvements, including development properties	618,188
Divestiture of properties	(185,564)
Adjustment for properties held for divestiture	(85,259)

Balance at end of year	$6,526,144

Accumulated Depreciation:
Balance at beginning of year	$485,559
Depreciation expense, including discontinued operations	163,316
Properties divested	(23,559)
Adjustment for properties held for divestiture	(9,670)

Balance at end of year	$615,646

(6)	Includes $515.2 million of fundings for development projects as of December 31, 2004.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of November 26, 2003 (incorporated by reference to Exhibit 3.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 26, 2003).

4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.4	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.5	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.6	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.7	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.8	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference as Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.9	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.10	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.11	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).

4.12	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).

4.13	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

4.14	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).

Exhibit
Number		Description

4.15		$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.16		$50,000,000 Floating Rate Note No. B-1 dated November 21, 2003, attaching the Parent Guarantee dated November 21, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 21, 2003).
4.17		$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property L.P.’s Current Report on Form 8-K filed on March 17, 2004).

4.18		Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.19		First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.20		Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.21		Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.22		Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 9, 2000).

4.23		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1		Distribution Agreement dated May 7, 2002, by and among AMB Property Corporation, AMB Property, L.P., Morgan Stanley & Co. Incorporated, A.G. Edwards & Sons, Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., Commerzbank Capital Markets Corp., First Union Securities, Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., and PNC Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10	.2	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.3	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.4	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.

*10	.5	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.6	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004.

Exhibit
Number		Description

*10	.7	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 15, 2004).

*10	.8	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property, L.P.’s Registration Statement on Form S-8 (No. 333-100214)).

10.9		Thirteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).

10.10		Put Agreement, dated September 24, 2004, by and between Robert Pattillo Properties, Inc. and AMB Property, L.P. (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).

10.11		Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

10.12		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.13		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.14		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.15		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).

10.16		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property L.P.’s Current Report on Form 8-K filed on July 2, 2004).

10.17		Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger an bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).
*Management contract or compensatory plan or arrangement

Exhibit
Number	Description

10.18	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).

10.19	Agreement of Sale made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

21.1	Subsidiaries of AMB Property, L.P.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included in Part IV of this 10-K)

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated March 14, 2005.

32.1	18 U.S.C. § 1350 Certifications dated March 14, 2005. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.