Form 10-Q
period 2005-03-31
AMB PROPERTY LP
filed 2005-05-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements
AMB PROPERTY, L.P.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004

	(Unaudited, dollars
	in thousands)
ASSETS
Investments in real estate:
Land	$1,509,648	$1,509,145
Buildings and improvements	4,329,161	4,305,622
Construction in progress	769,928	711,377

Total investments in properties	6,608,737	6,526,144
Accumulated depreciation and amortization	(652,085)	(615,646)

Net investments in properties	5,956,652	5,910,498
Investments in unconsolidated joint ventures	105,127	55,166
Properties held for divestiture, net	49,455	87,340

Net investments in real estate	6,111,234	6,053,004
Cash and cash equivalents	167,781	109,392
Restricted cash	47,287	37,201
Mortgage and loan receivables	21,710	13,738
Accounts receivable, net of allowance for doubtful accounts	135,768	109,028
Deferred financing costs, net	27,163	28,340
Other assets	44,141	36,240

Total assets	$6,555,084	$6,386,943

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,915,702	$1,892,524
Unsecured senior debt securities	1,003,940	1,003,940
Unsecured debt	8,869	9,028
Unsecured credit facilities	422,616	351,699

Total debt	3,351,127	3,257,191
Security deposits	40,195	40,260
Distributions payable	42,747	41,103
Accounts payable and other liabilities	175,217	180,923

Total liabilities	3,609,286	3,519,477
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	884,188	828,622
Preferred unitholders	203,319	203,302

Total minority interests	1,087,507	1,031,924
Partners’ capital:
General partner, 83,733,896 and 83,019,229 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,693,855	1,671,140
Limited partners, 4,574,275 and 4,600,556 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	164,436	164,402

Total partners’ capital	1,858,291	1,835,542

Total liabilities and partners’ capital	$6,555,084	$6,386,943

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

	For the Three Months
	Ended March 31,

	2005	2004

	(Unaudited, dollars in
	thousands, except share
	and per share amounts)
REVENUES
Rental revenues	$169,056	$155,208
Private capital income	3,318	2,429

Total revenues	172,374	157,637
COSTS AND EXPENSES
Property operating expenses	(24,584)	(22,729)
Real estate taxes	(19,845)	(18,248)
Depreciation and amortization	(43,485)	(37,255)
General and administrative	(18,799)	(14,567)
Fund costs	(364)	(309)

Total costs and expenses	(107,077)	(93,108)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	1,242	1,709
Other income and expenses, net	(566)	1,481
Gains from dispositions of real estate interests	1,301	—
Development profits, net of taxes	17,949	—
Interest expense, including amortization	(40,896)	(39,018)

Total other income and expenses, net	(20,970)	(35,828)

Income before minority interests and discontinued operations	44,327	28,701

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(11,284)	(8,585)
Joint venture partners’ share of development profits	(9,379)	—
Preferred unitholders	(3,789)	(3,351)

Total minority interests’ share of income	(24,452)	(11,936)

Income from continuing operations	19,875	16,765

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	1,414	2,533
Gains (loss) from dispositions of real estate, net of minority interests	29,591	(302)

Total discontinued operations	31,005	2,231

Net income	50,880	18,996
Series L and M preferred unit distributions	(1,783)	(1,783)
Series B, J and K preferred unit distributions	(1,590)	(1,590)

Net income available to common unitholders	$47,507	$15,623

Income available to common unitholders attributable to:
General partner	$44,984	$14,799
Limited partners	2,523	824

Net income available to common unitholders	$47,507	$15,623

Basic income per common unit
Income from continuing operations (after preferred unit distributions)	$0.19	$0.15
Discontinued operations	0.35	0.03

Net income available to common unitholders	$0.54	$0.18

Diluted income per common unit
Income from continuing operations (after preferred unit distributions)	$0.18	$0.15
Discontinued operations	0.34	0.02

Net income available to common unitholders	$0.52	$0.17

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	87,857,933	86,447,303

Diluted	91,240,898	89,617,834

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2005

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Unaudited, dollars in thousands, except unit amounts)
Balance as of December 31, 2004	4,300,000	$103,204	83,019,229	$1,567,936	1,600,000	$77,815	4,600,556	$86,587	$1,835,542
Comprehensive income:
Net income	—	1,783	—	44,984	—	1,590	—	2,523
Unrealized loss on securities and derivatives	—	—	—	(1,181)	—	—	—	—
Currency translation adjustment	—	—	—	(66)	—	—	—	—
Total comprehensive income									49,633
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	205,574	12,961	—	—	—	—	12,961
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	482,812	10,951	—	—	—	—	10,951
Conversion of operating partnership units to common stock	—	—	26,281	1,019	—	—	(26,281)	(495)	524
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,531)	—	—	—	—	(1,531)
Deferred compensation	—	—	—	(12,961)	—	—	—	—	(12,961)
Deferred compensation amortization	—	—	—	4,280	—	—	—	—	4,280
Reallocation of interests	—	—	—	1,203	—	—	—	83	1,286
Issuance costs	—	—	—	—	—	—	—	—	—
Distributions	—	(1,783)	—	(36,944)	—	(1,590)	—	(2,077)	(42,394)

Balance as of March 31, 2005	4,300,000	$103,204	83,733,896	$1,590,651	1,600,000	$77,815	4,574,275	$86,621	$1,858,291

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

	2005	2004

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,880	$18,996
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(4,497)	(4,168)
Depreciation and amortization	43,485	37,255
Stock-based compensation amortization	4,280	2,557
Equity in earnings of unconsolidated joint ventures	(1,242)	(1,709)
Gains from dispositions of real estate interest	(1,301)	—
Development profits, net of taxes	(17,949)	—
Debt premiums, discounts and finance cost amortization, net	1,313	339
Total minority interests’ share of net income	24,452	11,936
Discontinued operations:
Depreciation and amortization	638	2,393
Joint venture partners’ share of net income	319	555
(Gains) loss from dispositions of real estate, net of minority interests	(29,591)	302
Changes in assets and liabilities:
Accounts receivable and other assets	(34,222)	(2,456)
Accounts payable and other liabilities	11,038	1,259

Net cash provided by operating activities	47,603	67,259
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(10,244)	3,616
Cash paid for property acquisitions	(58,957)	(60,899)
Additions to land, buildings, development costs, building improvements and lease costs	(130,977)	(113,352)
Net proceeds from divestiture of real estate	184,287	4,731
Additions to interests in unconsolidated joint ventures	(48,910)	(814)
Distributions received from unconsolidated joint ventures	261	568
(Issuance) and repayment of mortgage and loan receivables	(7,972)	19,525

Net cash used in investing activities	(72,512)	(146,625)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	10,951	12,048
Borrowings on secured debt	38,734	29,953
Payments on secured debt	(20,731)	(8,735)
Payments on unsecured debt	(159)	(146)
Borrowings on unsecured credit facilities	292,928	94,684
Payments on unsecured credit facilities	(210,818)	(111,063)
Payment of financing fees	(824)	(199)
Net proceeds from issuances of senior debt securities	—	99,390
Issuance costs on preferred units	—	(161)
Contributions from co-investment partners	52,526	3,890
Distributions paid to partners	(38,673)	(36,739)
Distributions to minority interests, including preferred units	(38,826)	(9,169)

Net cash provided by financing activities	85,108	73,753

Net effect of exchange rate changes on cash	(1,810)	1,682

Net increase (decrease) in cash and cash equivalents	58,389	(3,931)
Cash and cash equivalents at beginning of period	109,392	127,678

Cash and cash equivalents at end of period	$167,781	$123,747

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$33,679	$29,109
Non-cash transactions:
Acquisition of properties	$84,404	$134,160
Assumption of secured debt	(15,477)	(67,026)
Assumption of other assets and liabilities	(1,873)	(4,802)
Acquisition capital	(8,097)	(1,433)

Net cash paid	$58,957	$60,899

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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
      As of March 31, 2005, the Company owned an approximate 94.7% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 5.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.
      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of March 31, 2005, the Operating Partnership had investments in seven consolidated and one unconsolidated co-investment joint ventures.
      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned direct or indirect subsidiaries of the Company and the Operating Partnership.
      As of March 31, 2005, the Operating Partnership owned 958 operating industrial buildings and four retail and other properties, aggregating approximately 89.7 million rentable square feet, located in 33 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade. As of March 31, 2005, the Operating Partnership’s industrial buildings, principally warehouse distribution buildings, encompassed approximately 89.2 million rentable square feet and were 95.1% leased. As of March 31, 2005, the Operating Partnership’s retail centers, principally grocer-anchored community shopping centers, and other properties encompassed approximately 0.5 million rentable square feet and were 71.4% leased.
      As of March 31, 2005, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 0.4 million rentable square feet. In addition, the Operating Partnership had investments in industrial operating properties, totaling approximately 10.2 million rentable square feet, through unconsolidated joint ventures. As of March 31, 2005, the Operating Partnership also had investments in industrial development projects throughout the United States and in Japan, Mexico, the Netherlands, Singapore and Spain, which are expected to total approximately 9.6 million square feet. Development projects in the U.S., totaling $16.6 million, were available for sale or contribution.

2.	Interim Financial Statements
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2005 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Operating Partnership believes that there are no impairments of the carrying values of its investments in real estate as of March 31, 2005.
      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.
      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $45.5 million and $15.6 million for the three months ended March 31, 2005 and 2004, respectively.
      International Operations. The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries operating in the United States and Mexico. The functional currency for the Operating Partnership’s subsidiaries operating outside North America is generally the local currency of the country in which the entity is located. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains (losses) are included in accumulated other comprehensive income as a separate component of partners’ capital.
      The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. These gains (losses) are included in the Operating Partnership’s results of operations.
      The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. Management believes that these gains and losses are immaterial.
      Stock-based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
stock option expense was $2.1 million and $1.0 million during the three months ended March 31, 2005 and 2004, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $2.2 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.
      Had compensation costs for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	For the Three Months
	Ended March 31,

	2005	2004

Reduction to net income	$183	$348
Adjusted net income available to common unitholders	$47,324	$15,275
Adjusted income per common unit:
Basic	$0.54	$0.18
Diluted	$0.52	$0.17
      New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for public companies for annual periods beginning after June 15, 2005. The adoption of SFAS 123R will require the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. The adoption of SFAS 123R will not impact the Operating Partnership’s financial position, results of operations or cash flows because all options issued prior to 2002 will have been fully amortized.

3.	Real Estate Acquisition and Development Activity
      During the three months ended March 31, 2005, the Operating Partnership acquired six industrial buildings, aggregating approximately 0.8 million square feet for a total expected investment of $77.8 million, through three of the Operating Partnership’s co-investment joint ventures. Additional acquisition activity in the quarter ended March 31, 2005 included the purchase of an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies, for $46.1 million. During the three months ended March 31, 2004, the Operating Partnership acquired seven industrial buildings, aggregating approximately 1.3 million square feet for a total expected investment of $134.2 million, of which the Operating Partnership acquired two industrial buildings aggregating approximately 0.3 million square feet through two of the Operating Partnership’s co-investment joint ventures, for a total expected investment of $32.7 million.
      For the quarter ended March 31, 2005, the Operating Partnership initiated six new industrial development projects in North America with a total expected investment of $60.4 million, aggregating approximately 0.6 million square feet, and one new industrial development project in Amsterdam with a total expected investment of $29.6 million, aggregating approximately 0.2 million square feet. For the three months ended March 31, 2004, the Operating Partnership initiated five new industrial development projects in North America with a total expected investment of $69.5 million, aggregating approximately 1.1 million square feet and one new industrial development in Japan with a total expected investment of $82.5 million, aggregating approximately 0.7 million square feet. During the three months ended March 31, 2005, the Operating Partnership completed two industrial buildings with a total expected investment at $16.8 million, aggregating approximately 0.2 million square feet.
      As of March 31, 2005, the Operating Partnership had 35 industrial projects in its development pipeline, which will total approximately 9.6 million square feet, and will have an aggregate estimated investment of $881.2 million upon completion. Four of these industrial projects, with a total of 1.2 million square feet and an aggregate estimated investment of $55.0 million upon completion, are held in unconsolidated joint ventures. The Operating Partnership has an additional four development projects

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
available for sale, which will total approximately 0.6 million square feet, and has an aggregate estimated investment of $26.9 million upon completion. As of March 31, 2005, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $594.4 million and needed to fund an estimated additional $286.8 million in order to complete current and planned projects. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the first quarter of 2008.

4.	Gains from Dispositions of Real Estate, Development Sales and Discontinued Operations
      Gains from Dispositions of Real Estate Interests. On December 31, 2004, the Operating Partnership contributed $71.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 1.3 million square feet, to its newly formed unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. The Operating Partnership recognized a total gain of $7.2 million on the contribution, representing the partial sale of the Operating Partnership’s interests in the contributed properties acquired by the third-party investors for cash. Of this amount, the Operating Partnership recognized $2.0 million in development profits in the fourth quarter of 2004. This amount is classified under development profits, net of taxes on the consolidated statement of operations. For the three months ended March 31, 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC.
      Development Sales and Contributions. For the three months ended March 31, 2005, the Operating Partnership sold two land parcels and one development project, aggregating approximately 24,000 square feet, as part of our development-for-sale program, for an aggregate price of $42.9 million, resulting in an after-tax gain of $17.9 million, of which $9.8 million was the joint venture partners’ share. For the three months ended March 31, 2004, no such sales were initiated by the Operating Partnership.
      Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). During the three months ended March 31, 2005, the Operating Partnership divested itself of 24 industrial buildings, aggregating approximately 1.5 million square feet, for an aggregate price of $142.1 million, with a resulting net gain of $27.9 million. During the three months ended March 31, 2004, the Operating Partnership divested itself of one industrial building, aggregating approximately 48,000 square feet, for an aggregate price of $5.0 million, with a resulting net loss of $0.3 million.
      Properties Held for Divestiture. As of March 31, 2005, the Operating Partnership held for divestiture eight industrial buildings and six undeveloped land parcels with an aggregate net book value of $49.5 million. These properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.
      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three
	Months Ended
	March 31,

	2005	2004

Rental revenues	$3,996	$8,265
Straight-line rents and amortization of lease intangibles	136	403
Property operating expenses	(748)	(1,365)
Real estate taxes	(621)	(1,259)
Depreciation and amortization	(638)	(2,393)
Other income and expenses, net	15	46
Interest, including amortization	(407)	(609)
Joint venture partners’ share of income	(319)	(555)

Income attributable to discontinued operations	$1,414	$2,533

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
      As of March 31, 2005 and December 31, 2004, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004

Accounts receivable, net	$874	$878
Other assets	$153	$202
Accounts payable and other liabilities	$908	$944

5.	Mortgage and Loan Receivables
      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable on G.Accion, an unconsolidated investment. At December 31, 2004, the Operating Partnership also held a mortgage receivable from a prior year property sale, which was repaid during the first quarter of 2005. The Operating Partnership’s mortgage and loan receivables at March 31, 2005 and December 31, 2004 consisted of the following (dollars in thousands):

Mortgage and Loan			March 31,	December 31,		Ownership
Receivables	Market	Maturity	2005	2004	Rate	Percentage(1)

1. Pier 1	SF Bay Area	May 2026	$12,910	$12,938	13.0%	100%
2. G.Accion	Various	November 2006	8,800	—	12.0%	43%
3. Platinum Distribution Center	No. New Jersey	N/A	—	800	12.0%	20%

Total Mortgage and Loan Receivables			$21,710	$13,738

(1)	Represents the Operating Partnership’s ownership percentage in the mortgage and loan receivables.

6.	Debt
      As of March 31, 2005 and December 31, 2004, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004

Operating Partnership secured debt, varying interest rates from 0.7% to 10.4%, due April 2005 to October 2017 (weighted average interest rate of 5.1% and 5.3% at March 31, 2005 and December 31, 2004, respectively)	$509,268	$484,929
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due August 2005 to November 2022 (weighted average interest rates of 6.4% and 6.4% at March 31, 2005 and December 31, 2004, respectively)	1,394,850	1,396,829
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.6% and 6.6% at March 31, 2005 and December 31, 2004, respectively)	1,003,940	1,003,940
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	8,869	9,028
Unsecured credit facilities, variable interest rate, due May 2006 to June 2007 (weighted average interest rates of 2.0% and 1.9% at March 31, 2005 and December 31, 2004, respectively)	422,616	351,699

Total debt before unamortized premiums	3,339,543	3,246,425
Unamortized premiums	11,584	10,766

Total consolidated debt	$3,351,127	$3,257,191

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of March 31, 2005 and December 31, 2004, the total gross investment book value of those properties securing the debt was $3.0 billion and $3.3 billion, respectively, including $2.3 billion

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
and $2.4 billion, respectively, in consolidated joint ventures. As of March 31, 2005, $1.8 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.4% while the remaining $119.4 million bear interest at variable rates (with a weighted average interest rate of 1.6%). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of March 31, 2005. As of March 31, 2005, the Operating Partnership had certain non-recourse, secured loans, which are cross-collateralized by multiple properties.
      As of March 31, 2005, the Operating Partnership had issued an aggregate of approximately $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 4.3 years. These unsecured senior debt securities include $400.0 million in notes issued in June 1998, $100.0 million of which are putable and callable in June 2005, $400.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program. $21.1 million of the notes issued under the 2002 medium-term note program were cancelled in December 2004. As of March 31, 2005, the Operating Partnership’s 2002 medium-term note program had a remaining capacity of $175.0 million. The Operating Partnership intends to continue to issue medium-term notes, guaranteed by the Company, under its 2002 program from time to time and as market conditions permit. The unsecured senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of March 31, 2005.
      On June 1, 2004, the Operating Partnership completed the early renewal of its senior unsecured revolving line of credit in the amount of $500.0 million. The Company remains a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces the Operating Partnership’s previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of the Operating Partnership’s long-term debt. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of the Company’s unencumbered properties. As of March 31, 2005, the outstanding balance on the credit facility was $214.7 million and the remaining amount available was $271.1 million, net of outstanding letters of credit of $14.2 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on March 31, 2005, would equal approximately $98.0 million and $45.7 million in U.S. dollars, respectively. The revolving credit facility contains customary and other affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at March 31, 2005. As of March 31, 2005, the Company had an additional outstanding balance of $32.4 million on other credit facilities.
      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on March 31, 2005, equaled approximately $224.0 million U.S. dollars. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of March 31, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2005, was $175.5 million in U.S. dollars. The revolving credit facility contains customary and other affirmative covenants,

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at March 31, 2005.
      On November 24, 2004, AMB Tokai TMK, a Japanese subsidiary of the Operating Partnership, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on March 31, 2005, equaled approximately $186.7 million U.S. dollars. The financing agreement is among AMB Tokai TMK, the Company, the Operating Partnership, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and a syndicate of banks. The Company and the Operating Partnership jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, Sumitomo, AMB Tokai TMK and the Operating Partnership signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of March 31, 2005, the outstanding balance on this financing agreement was 16.5 billion Yen, which, using the exchange rate in effect on March 31, 2005, equaled approximately $154.0 million U.S. dollars.
      As of March 31, 2005, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating
	Partnership	Consolidated	Unsecured
	Secured	Joint Venture	Senior Debt	Unsecured	Credit
	Debt	Secured Debt	Securities	Debt	Facilities	Total

2005	$41,794	$52,372	$250,000	$488	$—	$344,654
2006	80,812	73,060	75,000	698	32,356	261,926
2007	16,535	68,301	75,000	752	390,260	550,848
2008	41,756	174,701	175,000	810	—	392,267
2009	5,699	131,877	100,000	873	—	238,449
2010	71,521	149,934	75,000	941	—	297,396
2011	77,180	412,155	75,000	1,014	—	565,349
2012	151,962	177,969	—	1,093	—	331,024
2013	2,307	117,346	53,940	920	—	174,513
2014	12,903	3,777	—	616	—	17,296
Thereafter	6,799	33,358	125,000	664	—	165,821

Total	$509,268	$1,394,850	$1,003,940	$8,869	$422,616	$3,339,543

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units
      Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 44.2 million square feet, which

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.
      The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets nationwide. The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt in properties at March 31, 2005 and December 31, 2004 (dollars in thousands) were:

			Total Investment in Real
		Operating	Estate(7)		Secured Debt(8)
		Partnership’s
Co-investment Joint		Ownership	March 31,	December 31,	March 31,	December 31,
Venture	Joint Venture Partner	Percentage	2005	2004	2005	2004

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$97,804	$149,244	$41,225	$50,338
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	417,791	415,191	222,942	223,704
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	525,096	516,200	263,097	264,315
AMB-SGP, L.P.	Industrial JV Pte Ltd (2)	50%	434,493	418,129	244,253	245,454
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	495,209	492,687	236,801	237,798
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	125,551	100,043	59,514	44,406
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.(6)	20%	543,078	523,037	257,259	258,164

Total			$2,639,022	$2,614,531	$1,325,091	$1,324,179

(1)	Comprised of 16 institutional investors as stockholders as of March 31, 2005.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as stockholders and one third-party limited partner as of March 31, 2005.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.

(7)	The Operating Partnership also had other consolidated joint ventures with total investments in real estate of $381.3 million and $370.0 million at March 31, 2005 and December 31, 2004, respectively.

(8)	The Operating Partnership also had other consolidated joint ventures with secured debt of $77.9 million and $79.9 million at March 31, 2005 and December 31, 2004, respectively.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
      The following table distinguishes the minority interest as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004

Joint Venture Partners	$884,188	$828,622
Held through AMB Property II, L.P.:
Class B Limited Partners	2,756	2,739
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800
Series N preferred units (liquidation preference of $36,479)	36,479	36,479

Total minority interests	$1,087,507	$1,031,924

      The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	For the Three Months
	Ended March 31,

	2005	2004

Joint Venture Partners’ share of income	$11,284	$8,585
Joint Venture Partners’ share of development profits	9,379	—
Held through AMB Property II, L.P.:
Class B common limited partnership units	11	29
Series D preferred units (liquidation preference of $79,767)	1,545	1,545
Series E preferred units (liquidation preference of $11,022)	214	214
Series F preferred units (liquidation preference of $10,057)	200	200
Series H preferred units (liquidation preference of $42,000)	853	853
Series I preferred units (liquidation preference of $25,500)	510	510
Series N preferred units (liquidation preference of $36,479)	456	—

Total minority interests’ share of income	$24,452	$11,936

      The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of March 31, 2005 and December 31, 2004, the aggregate book value of the minority interests in the accompanying consolidated balance sheets was $884.2 million and $828.6 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests were approximately $1,089.9 million and $997.6 million, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

8.	Investments in Unconsolidated Joint Ventures
      The Operating Partnership’s investment in unconsolidated joint ventures at March 31, 2005 and December 31, 2004 totaled $105.1 million and $55.2 million, respectively. The Operating Partnership’s unconsolidated joint ventures’ net equity investments at March 31, 2005 and December 31, 2004 (dollars in thousands) were:

			March 31,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Square Feet	2005	2004	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC	Various	1,256,165	$10,839	$9,467	20%
Other Industrial Operating Joint Ventures		9,035,939	42,188	41,371	52%
Other Industrial Development Joint Ventures		1,209,267	6,007	4,328	49%
Other Investments — G.Accion		N/A	46,093	—	43%

Total Unconsolidated Joint Ventures		11,501,371	$105,127	$55,166	45%

      On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. The Operating Partnership contributed $71.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 1.3 million square feet, to this fund. The Operating Partnership recognized a gain of $7.2 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash. For the three months ended March 31, 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC. Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.
      The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to redevelopment of the Operating Partnership’s office space in San Francisco. The investment is not consolidated because the Operating Partnership does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement.

9.	Partners’ Capital
      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the three months ended March 31, 2005, the Operating Partnership redeemed 26,281 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.
      As of March 31, 2005, the Operating Partnership had outstanding 83,733,896 common general partnership units; 4,574,275 common limited partnership units; 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95%

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units; and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units. The following table sets forth the distributions paid per unit:

		For the Three Months
		Ended March 31,

Paying Entity	Security	2005	2004

Operating Partnership	Common limited partnership units	$0.440	$0.425
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994

AMB Property II, L.P.	Class B common limited partnership units	$0.440	$0.425
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000
AMB Property II, L.P.	Series N preferred units	$0.625	n/a

10.	Income Per Unit
      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the three months ended March 31, 2005 and 2004 were stock options and restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months
	Ended March 31,

	2005	2004

WEIGHTED AVERAGE COMMON UNITS
Basic	87,857,933	86,447,303
Stock options and restricted stock	3,382,965	3,170,531

Diluted weighted average common units	91,240,898	89,617,834

11.	Segment Information
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
      The other domestic target markets category includes Austin, Baltimore/Washington D.C., Boston and Minneapolis. The other domestic non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes France, Germany, Japan, Mexico and the Netherlands.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
      Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,

Segments	2005	2004	2005	2004

Industrial domestic hub and gateway markets:
Atlanta	$5,457	$7,695	$4,237	$6,143
Chicago	13,653	11,059	9,206	7,364
Dallas/Fort Worth	4,081	3,865	2,808	2,599
Los Angeles	25,480	24,864	20,157	19,947
Northern New Jersey/New York	19,542	13,786	13,639	8,993
San Francisco Bay Area	21,921	23,314	17,435	18,636
Miami	8,366	8,315	5,764	5,918
Seattle	10,838	10,379	8,486	8,156
On-Tarmac	13,793	14,261	7,970	7,864

Total industrial domestic hub markets	123,131	117,538	89,702	85,620
Other domestic target markets	28,335	26,938	19,991	19,330
Other domestic non-target markets	9,311	7,542	7,010	5,433
International target markets	6,929	5,951	5,554	4,721
Straight-line rents and amortization of lease intangibles	4,497	4,168	4,497	4,168
Total retail and other markets	985	1,739	636	1,003
Discontinued operations	(4,132)	(8,668)	(2,763)	(6,044)

Total	$169,056	$155,208	$124,627	$114,231

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
      The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP:

	For the Three Months
	Ended March 31,

	2005	2004

Property NOI	$124,627	$114,231
Private capital income	3,318	2,429
Depreciation and amortization	(43,485)	(37,255)
General and administrative	(18,799)	(14,567)
Fund costs	(364)	(309)
Equity in earnings of unconsolidated joint ventures	1,242	1,709
Other income and expenses, net	(566)	1,481
Gains from dispositions of real estate	1,301	—
Development profits, net of taxes	17,949	—
Interest, including amortization	(40,896)	(39,018)
Total minority interests’ share of income	(24,452)	(11,936)
Total discontinued operations	31,005	2,231

Net income	$50,880	$18,996

      The Operating Partnership’s total assets by market were:

	Total Assets as of

	March 31, 2005	December 31, 2004

Industrial domestic hub and gateway markets:
Atlanta	$186,536	$204,554
Chicago	506,105	479,919
Dallas/Fort Worth	144,375	143,953
Los Angeles	894,630	922,401
Northern New Jersey/New York	810,381	775,784
San Francisco Bay Area	776,656	788,120
Miami	367,427	363,694
Seattle	370,976	377,142
On-Tarmac	257,546	239,377

Total industrial domestic hub markets	4,314,632	4,294,944
Other domestic target markets	750,569	825,930
Other non-target markets and other	302,275	308,428
International target markets	744,610	684,184
Total retail and other markets	8,777	15,915
Investments in unconsolidated joint ventures	105,127	55,166
Non-segment assets(1)	329,094	202,376

Total assets	$6,555,084	$6,386,943

(1)	Non-segment assets consist of corporate assets including cash, investments in unconsolidated joint ventures and mortgages receivable.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

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
      Standby Letters of Credit. As of March 31, 2005, the Operating Partnership had provided approximately $26.8 million in letters of credit, of which $14.2 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. Other than parent guarantees associated with the unsecured debt of the Operating Partnership, as of March 31, 2005, the Operating Partnership had outstanding guarantees in the aggregate amount of $33.6 million in connection with certain acquisitions and lease obligations of which $7.9 million was backed by standby letters of credit. As of March 31, 2005, the Operating Partnership guaranteed $2.8 million and $4.5 million on outstanding loans for one of its consolidated joint ventures and two of its unconsolidated joint ventures, respectively. Additionally, the Operating Partnership provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $30.2 million, if permanent financing can not be obtained upon stabilization for two of its unconsolidated joint ventures, of which $23.0 million was outstanding as of March 31, 2005.
      Performance and Surety Bonds. As of March 31, 2005, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $1.2 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
      Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, the Operating Partnership may be obligated to make payments to certain development joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Operating Partnership’s business, the Operating Partnership enters into various contracts with third parties that may obligate it to make payments or perform other obligations upon the occurrence of certain events.

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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
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
      Some of the information included in this Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.
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
      Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.
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
      National industrial markets improved during the first quarter of 2005 when compared with the same period of 2004. According to Torto Wheaton Research, the positive trend in demand began in the second quarter of 2004 and reversed 14 prior quarters of negatively trending, or rising, space availability. We believe the protracted period of rising availability created a difficult national leasing environment which is now improving, particularly in large industrial markets tied to global trade. During the two-and-a-half year period of negatively trending industrial space availability, investor demand for industrial property (as evidenced by our observation of strong national sales volumes and declining acquisition capitalization rates) remained consistently strong. We believe we capitalized on the demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis but believe we have substantially achieved our repositioning goals. Property dispositions result in reinvestment capacity and trigger gain/loss recognition, but also create near-term earnings dilution if the capital cannot be redeployed effectively. We experienced such near-term dilution in the first quarter of 2005. However, we believe that the repositioning of our portfolio will benefit our unitholders in the long-term. The table below summarizes key operating and leasing statistics for our industrial operating properties as of and for the three months ended March 31, 2005 and 2004:

	U.S. Hub and
	Gateway	Total Other	Total/Weighted
Property Data	Markets(1)	Markets	Average

As of and for the three months ended March 31, 2005:
% of total rentable square feet	74.8%	25.2%	100.0%
Occupancy percentage at year end	95.2%	94.6%	95.1%
Same space square footage leased	3,574,340	542,155	4,116,495
Rent increases (decreases) on renewals and rollovers	(9.8)%	1.5%	(8.6)%
As of and for the three months ended March 31, 2004:
% of total rentable square feet	74.6%	25.4%	100.0%
Occupancy percentage at year end	93.2%	91.2%	92.7%
Same space square footage leased	3,842,026	617,077	4,459,103
Rent increases (decreases) on renewals and rollovers	(15.7)%	8.0%	(14.7)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.
      We observed that national industrial real estate trends continued to improve during the quarter ended March 31, 2005, supported by data provided by Torto Wheaton Research. First, national industrial space availability declined 20 basis points from the prior quarter to 10.8%, resulting in a year-over-year decline of 80 basis points from 11.6% at March 31, 2004. The decrease in national industrial space availability began in the second quarter of 2004, reversing the trend of the prior 14 quarters in which national industrial space availability increased on average 36 basis points per quarter. Additionally, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in available square feet, totaled approximately 41 million square feet in the quarter ended March 31, 2005, down from the prior quarter’s 55 million square feet but above the ten-year historical average of 33 million square feet of space absorbed quarterly.
      In this strengthened environment, our industrial portfolio’s occupancy levels increased to 95.1% at March 31, 2005 from 94.8% at December 31, 2004, which we believe reflects higher levels of demand for industrial space generally and in our portfolio specifically. During the quarter ended March 31, 2005, our lease expirations totaled approximately 5.4 million square feet while commencements of new or renewed leases totaled approximately 6.0 million square feet, resulting in an increase in our occupancy level of approximately 30 basis points.
      Rents on industrial lease renewals and rollovers in our portfolio continued their sequential improvement declining 8.6% during the quarter ended March 31, 2005 compared with declines of 12.4% in the prior quarter and 14.7% in the first quarter of 2004. These rental rate declines occurred as we entered into or renewed leases at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national industrial space availability. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10% and 20% from their peak levels in 2001 based on our research data. This decline in market rents from their 2001 peak levels had a negative impact on our results as 47% of the space that rolled over in our portfolio in the first quarter of 2005 had commenced between 1999 and 2001. However, rental rates in our portfolio declined at successively lesser rates in each of the five quarters ended March 31, 2005. While the level of rental rate reduction varied by market, we achieved occupancy levels in our portfolio 590 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. For example, during periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. We now believe that industrial real estate fundamentals in general, and occupancy in our portfolio specifically, have improved to a level at which we may increase rental rates in selected markets.
      Going forward, we expect development to be a primary driver of our earnings growth as we expand our land and development for sale program, and contribute completed development projects into our co-investment program and recognize profits. We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico and Japan are attractive given the current lack of supply of modern distribution facilities in the major metropolitan markets of these countries. Globally, we have increased our development pipeline from a low of $107.0 million at the end of 2002 to approximately $881.2 million at March 31, 2005. In addition to our committed development pipeline, we hold a total of 1,201 acres for future development or sale, of which 1,152 acres, 39 acres and ten acres are in North America, Asia and Europe, respectively. We believe these 1,201 acres of land can support an aggregate of approximately 19.2 million square feet of additional development.
      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for acquisitions and developments. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, there can be no assurance that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of March 31, 2005, we owned approximately 40.5 million square feet of our properties (36.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.
      By 2007, we plan to have approximately 15% of our portfolio (based on both consolidated and unconsolidated annualized base rent) invested in international markets. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, London, Lyon, Madrid and Paris. Our Asian target markets currently include Beijing, Nagoya, Osaka, the Pearl River Delta, Shanghai, Singapore and Tokyo. It is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. As of March 31, 2005, our international operating properties comprised 4.5% of our consolidated annualized base rent.
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
Summary of Key Transactions
      During the three months ended March 31, 2005, we completed the following significant capital deployment transactions:

•	Acquired six buildings in the United States, aggregating approximately 0.8 million square feet, for $77.8 million, through three of our co-investment joint ventures;

•	Acquired an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies for $46.1 million;

•	Commenced seven development projects in North America and Amsterdam, totaling 0.8 million square feet with an estimated total investment of approximately $90.0 million (using exchange rates in effect at March 31, 2005);

•	Sold two land parcels and one development project available for sale, aggregating approximately 24,000 square feet, for an aggregate price of $42.9 million; and

•	Divested ourselves of 24 industrial buildings, aggregating approximately 1.5 million square feet, for an aggregate price of $142.1 million.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.
      During the three months ended March 31, 2005, we completed the following capital markets transactions:

•	Assumed $14.3 million of debt for our co-investment joint ventures at a weighted average interest rate of 8.0%;

•	Obtained $13.6 million of debt (using exchange rates at March 31, 2005) with a weighted average interest rate of 4.7% for international acquisitions.
See Part I, Item 1: Notes 6, 7 and 9 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets and equity transactions.
Critical Accounting Policies
      In the preparation of financial statements and in the determination of our operating performance, we utilize certain significant accounting policies. There has been no material change in our significant accounting policies, which are included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
THE COMPANY
      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major highway systems. As of March 31, 2005, we owned, managed and had renovation and development projects totaling 110.3 million square feet (10.3 million square meters) and 1,085 buildings in 38 markets within eight countries.
      As of March 31, 2005, AMB Property Corporation owned an approximate 94.7% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.
      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both domestically and internationally. Our investment strategy seeks target markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annualized base rents, 66.2% of our industrial properties are concentrated in eight U.S. hub and gateway distribution markets: Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle. Our portfolio of properties located on-tarmac at airports comprised 8.7% of our consolidated annualized base rents. Much of our portfolio is comprised of industrial buildings in in-fill submarkets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.
      We focus our investment strategy on High Throughput Distribution®, or HTD® facilities, which are buildings designed to quickly distribute our customers’ products rather than store them. Our investment focus on HTD assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD facilities generally have a variety of characteristics that allow for the rapid transport of goods from point-to-point. Examples of these physical characteristics include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports.
      As of March 31, 2005, we owned and operated (exclusive of properties that we managed for third parties) 958 industrial buildings and four retail and other properties, totaling approximately 89.7 million rentable square feet, located in 33 markets throughout the United States and in France, Germany, Japan, Mexico and the Netherlands. As of March 31, 2005, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and other properties totaling approximately 0.4 million rentable square feet. In addition, as of March 31, 2005, we had investments in operating industrial buildings totaling approximately 10.2 million rentable square feet, through investments in unconsolidated joint ventures. As of March 31, 2005, we also had investments in industrial development projects, some of which are part of our development-for-sale program, totaling approximately 9.6 million square feet. As of March 31, 2005, we had eight industrial buildings and six undeveloped land parcels held for divestiture.
      Our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. We manage our portfolio of properties in a flexible operating model which includes both direct property management and a Strategic Alliance Program® in which we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services under our direction.
      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Amsterdam, Boston, Chicago, Los Angeles, Menlo Park, Shanghai and Tokyo. As of March 31, 2005, we employed 261 individuals: 159 at our San Francisco headquarters, 59 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this quarterly report.
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
Growth Strategies
Growth Through Operations
      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended March 31, 2005, our average industrial base rental rates decreased by 8.6% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy levels. During the three months ended March 31, 2005, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2003) decreased by 0.1% on our industrial properties. For the seven full calendar years following our initial public offering (the most recent reporting period for our peer group), our cash-basis same-store net operating income growth has outperformed our industrial peer average by approximately 150 basis points based on our research data. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 6.3% and maintained an average quarter-end occupancy of 94.8% in our industrial operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.
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
      We are generally engaged in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, large multi-property portfolios or other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facilities, other forms of secured or unsecured debt financing, issuances of debt or limited partnership units (including issuances of limited partnership units in our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners.
Growth Through Development
      We believe that development, renovation and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and acquisition and management of value-added properties. Value-added conversion project represents the repurposing of land or a building site for more valuable uses and may include such activities as rezoning, redesigning, reconstructing and retenanting. Both new development and value-added conversions require significant management attention and capital investment to maximize their return. Completed development properties may be held in our portfolio, sold to third parties or contributed to our co-investment joint ventures. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.
      We believe that the multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our general partners’ officers have specific experience in real estate development, both with us and with national development firms, and over the past year and a half, we have expanded our development staff. We pursue development projects directly and in joint ventures with our Development Alliance Partners®, which provide us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.
Growth Through Global Expansion
      By 2007, we plan to have approximately 15% of our portfolio (based on both consolidated and unconsolidated annualized base rent) invested in international markets. As of March 31, 2005, our international operating properties comprised 4.5% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 6.1%. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, London, Lyon, Madrid and Paris. Our Asian target markets currently include Beijing, Nagoya, Osaka, the Pearl River Delta, Shanghai, Singapore and Tokyo.
      We believe that expansion into target international markets represents a natural extension of our strategy to invest in industrial markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our domestic focus on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of High Throughput Distribution® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our Strategic Alliance Programs with knowledgeable developers and managers will assist us in competing internationally.
Growth Through Co-Investments
      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment ventures. In general, we control all significant operating and investment decisions of our consolidated co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive fees based on the performance of the co-investment joint ventures. As of March 31, 2005, we owned approximately 40.5 million square feet of our properties (36.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures.
RESULTS OF OPERATIONS
      The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store properties are those that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized subsequent to December 31, 2003 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).
      As of March 31, 2005, same store industrial properties consisted of properties aggregating approximately 80.0 million square feet. The properties acquired during the three months ended March 31, 2005 consisted of six buildings, aggregating approximately 0.8 million square feet. The properties acquired during the three months ended March 31, 2004 consisted of seven buildings, aggregating approximately 1.3 million square feet. During the three months ended March 31, 2005, property divestitures consisted of 24 industrial buildings, aggregating approximately 1.5 million square feet. During the three months ended March 31, 2004, property divestitures consisted of one building, aggregating approximately 48,000 square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.
For the Three Months ended March 31, 2005 and 2004 (dollars in millions):

Revenues	2005	2004	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$141.2	$143.2	$(2.0)	(1.4)%
2004 acquisitions	13.8	1.5	12.3	820.0%
2005 acquisitions	0.7	—	0.7	—%
Development	2.0	3.1	(1.1)	(35.5)%
Other industrial	3.6	0.6	3.0	500.0%
International industrial	6.9	5.9	1.0	16.9%
Retail	0.9	0.9	—	—%

Total rental revenues	169.1	155.2	13.9	9.0%
Private capital income	3.3	2.4	0.9	37.5%

Total revenues	$172.4	$157.6	$14.8	9.4%

      The decrease in U.S. industrial same store rental revenues was primarily driven by decreased rental rates in various markets. Across the portfolio, a decrease in rental rates, a decrease in straight-line rents and amortization of lease intangibles, and other factors accounted for the change from prior year. For the three months ended March 31, 2005, rents in the same store portfolio decreased 8.6% on industrial renewals and rollovers (cash basis) on 4.1 million square feet leased, which was partially offset by an increase in same store occupancy of 1.9% to 94.9% at March 31, 2005. The properties acquired during 2004 consisted of seven buildings, aggregating approximately 1.3 million square feet. The properties acquired during 2005 consisted of six buildings, aggregating approximately 0.8 million square feet. Other industrial revenues include rental revenues from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues.

Costs and Expenses	2005	2004	$ Change	% Change

Property operating costs:
Rental expenses	$24.6	$22.7	$1.9	8.4%
Real estate taxes	19.8	18.3	1.5	8.2%

Total property operating costs	$44.4	$41.0	$3.4	8.3%

Property operating costs
U.S. industrial:
Same store	$38.4	$37.9	$0.5	1.3%
2004 acquisitions	3.5	0.5	3.0	600.0%
2005 acquisitions	0.1	—	0.1	—%
Development	0.7	1.0	(0.3)	(30.0)%
Other industrial	0.1	0.1	—	—%
International industrial	1.4	1.2	0.2	16.7%
Retail	0.2	0.3	(0.1)	(33.3)%

Total property operating costs	44.4	41.0	3.4	8.3%
Depreciation and amortization	43.5	37.2	6.3	16.9%
General and administrative	18.8	14.6	4.2	28.8%
Fund costs	0.4	0.3	0.1	33.3%

Total costs and expenses	$107.1	$93.1	$14.0	15.0%

      Same store properties’ operating expenses showed an increase of $0.5 million from prior year on a quarter-to-date basis. The 2004 acquisitions consist of seven buildings, aggregating approximately 1.3 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $1.7 million and additional staffing and expenses for new initiatives, including our international and development expansions. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2005	2004	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$1.2	$1.7	$(0.5)	(29.4)%
Other income and expenses, net	(0.5)	1.5	(2.0)	(133.3)%
Gains from dispositions of real estate interests	1.3	—	1.3	—%
Development profits, net of taxes	17.9	—	17.9	—%
Interest expense, including amortization	(40.9)	(39.0)	(1.9)	(4.9)%

Total other income and (expenses), net	$(21.0)	$(35.8)	$14.8	41.3%

      The $0.5 million decrease in equity in earnings of unconsolidated joint ventures was primarily due to decreased occupancy at a property held by one of our joint ventures. The $2.0 million decrease in other income and expenses was primarily due to costs related to the internalization of property management and accounting functions and certain deal costs. The 2005 gains from disposition of real estate interests resulted from additional value received from the contribution of properties to one of our unconsolidated joint ventures, AMB-SGP Mexico, LLC. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program.

Discontinued Operations	2005	2004	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$1.4	$2.5	$(1.1)	(44.0)%
Gains (loss) from dispositions of real estate, net of minority interests	29.6	(0.3)	29.9	9,966.7%

Total discontinued operations	$31.0	$2.2	$28.8	1,309.1%

      During the three months ended March 31, 2005, we divested ourselves of 24 industrial buildings aggregating approximately 1.5 million square feet for $142.1 million, with a resulting net gain of approximately $29.6 million. During the first quarter of 2004, we divested ourselves of one industrial building of approximately 48,000 square feet for $5.0 million, with a resulting net loss of approximately $0.3 million.

Preferred Units	2005	2004	$ Change	% Change

Preferred unit distributions	$(3.4)	$(3.4)	$—	—%
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
Capital Resources
      Property Divestitures. During the three months ended March 31, 2005, we divested ourselves of 24 industrial buildings, aggregating approximately 1.5 million square feet, for an aggregate price of $142.1 million, with a resulting net gain of $27.9 million. For the three months ended March 31, 2004, we divested ourselves of one industrial building for a price of $5.0 million, with a resulting net loss of $0.3 million.
      Development Sales and Contributions. For the three months ended March 31, 2005, we sold two land parcels and one development project, comprising approximately 24,000 square feet, as part of our development-for-sale program, for an aggregate price of $42.9 million, resulting in an after-tax gain of $17.9 million, of which $9.8 million was the joint venture partners’ share. For the three months ended March 31, 2004, no such sales were initiated by us.
      Properties Held for Divestiture. As of March 31, 2005, we held for divestiture eight industrial buildings and six undeveloped land parcels, which are not in our core markets, do not meet our current strategic objectives, or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2005, the net carrying value of the properties held for divestiture was $49.5 million. Expected net sales proceeds exceed the net carrying value of the properties.
      Mortgage and Loan Receivables. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of March 31, 2005, the outstanding balance on the note was $12.9 million. We also hold a loan receivable of $8.8 million on G.Accion, an unconsolidated investment, which bears interest at 12.0% and matures in November 2006. At December 31, 2004, we also held a mortgage receivable from a property sale.
      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We generally consolidate these joint ventures for financial reporting purposes because they are not variable interest entities and because we are the sole managing general partner and control all major operating decisions. However, in certain cases, our co-investment joint ventures are unconsolidated.
      Third-party equity interests in the joint ventures are reflected as minority interests in our consolidated financial statements. As of March 31, 2005, we owned approximately 40.5 million square feet of our properties (36.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures and 5.2 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at March 31, 2005 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Consolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	$200,000
AMB Institutional Alliance Fund III, L.P.(7)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	Comprised of 16 institutional investors as stockholders as of March 31, 2005.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 13 institutional investors as stockholders and one third-party limited partner as of March 31, 2005.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

		Our
		Approximate
		Ownership	Original Planned
Unconsolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd (2)	20%	$715,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.
      Partners’ Capital. As of March 31, 2005, the Operating Partnership had outstanding 83,733,896 common general partnership units; 4,574,275 common limited partnership units; 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L

Cumulative Redeemable Preferred Partnership Units; and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units.
      In December 2003, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock during the three months ended March 31, 2005.
      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of March 31, 2005, our share of total debt-to-our share of total market capitalization ratio was 40.4%. (See footnote 1 to the Capitalization Ratio table contained in Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.
      As of March 31, 2005, the aggregate principal amount of our secured debt was $1.9 billion, excluding unamortized debt premiums of $11.6 million. Of the $1.9 billion of secured debt, $1.4 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.7% to 10.4% per annum (with a weighted average rate of 5.1%) and final maturity dates ranging from April 2005 to November 2022. As of March 31, 2005, $1.8 billion of the secured debt obligations bears interest at fixed rates with a weighted average interest rate of 6.4% while the remaining $119.4 million bears interest at variable rates (with a weighted average interest rate of 1.6%).
      As of March 31, 2005, we had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 4.3 years. These unsecured senior debt securities include $400.0 million of medium-term notes, which were issued under our 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under our 2002 medium-term note program. As of March 31, 2005, our 2002 medium-term note program has a remaining capacity of $175.0 million. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the 2002 program from time to time and as market conditions permit.
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
      Credit Facilities. On June 1, 2004, we completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. AMB Property Corporation remains a guarantor of our obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces our previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of our long-term debt. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of our unencumbered properties. As of March 31, 2005, the outstanding balance on the credit facility was $214.7 million and the remaining amount available was $271.1 million, net of outstanding letters of credit of $14.2 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on March 31, 2005, would equal approximately $98.0 million and $45.7 million in U.S. dollars, respectively. As of March 31, 2005, we had an additional outstanding balance of $32.4 million on other credit facilities.
      On June 29, 2004, AMB Japan Finance Y.K., one of our subsidiaries, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on March 31, 2005, equaled approximately $224.0 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of our long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of March 31, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2005, was $175.5 million in U.S. dollars.
      On November 24, 2004, AMB Tokai TMK, one of our Japanese subsidiaries, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on March 31, 2005, would equal approximately $186.7 million U.S. dollars. The financing agreement is among AMB Tokai TMK, us, AMB Property Corporation, Sumitomo Mitsui Banking Corporation and a syndicate of banks. We, along with AMB Property Corporation, jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the credit rating of our long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, we, Sumitomo and AMB Tokai TMK signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of March 31, 2005, the outstanding balance on this financing agreement was 16.5 billion Yen, which, using the exchange rate in effect on March 31, 2005, equaled approximately $154.0 million U.S. dollars.

      The tables below summarize our debt maturities and capitalization as of March 31, 2005 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit	Total
	Debt(4)	Debt	Securities	Debt	Facilities(1)	Debt

2005	$41,794	$52,372	$250,000	$488	$—	$344,654
2006	80,812	73,060	75,000	698	32,356	261,926
2007	16,535	68,301	75,000	752	390,260	550,848
2008	41,756	174,701	175,000	810	—	392,267
2009	5,699	131,877	100,000	873	—	238,449
2010	71,521	149,934	75,000	941	—	297,396
2011	77,180	412,155	75,000	1,014	—	565,349
2012	151,962	177,969	—	1,093	—	331,024
2013	2,307	117,346	53,940	920	—	174,513
2014	12,903	3,777	—	616	—	17,296
Thereafter	6,799	33,358	125,000	664	—	165,821

Subtotal	509,268	1,394,850	1,003,940	8,869	422,616	3,339,543
Unamortized premiums	3,480	8,104	—	—	—	11,584

Total consolidated debt	512,748	1,402,954	1,003,940	8,869	422,616	3,351,127
Our share of unconsolidated joint venture debt(2)	—	145,377	—	—	—	145,377

Total debt	512,748	1,548,331	1,003,940	8,869	422,616	3,496,504
Joint venture partners’ share of consolidated joint venture debt	—	(969,010)	—	—	—	(969,010)

Our share of total debt (3)	$512,748	$579,321	$1,003,940	$8,869	$422,616	$2,527,494

Weighed average interest rate	5.1%	6.4%	6.6%	7.5%	2.0%	5.7%
Weighed average maturity (in years)	5.1	5.8	4.3	9.6	2.1	4.8

(1)	Includes $98.0 million, $221.3 million and $5.7 million in Euro, Yen and Singapore dollar-based borrowings, respectively, translated to U.S. dollars using the functional exchange rates in effect on March 31, 2005.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.3% and 4.6 years, respectively.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $294.4 million. Of this, $210.3 million is associated with assets located in Asia and the remaining $84.1 million is related to assets located in Europe.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common units	83,733,896	$37.65	$3,152,581
Common limited partnership units(2)	4,719,823	$37.65	177,701

Total	88,453,719		$3,330,282

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series N preferred units	5.00%	36,479	September 2006-September 2009
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.29%	$392,325

Capitalization Ratios as of March 31, 2005

Total debt-to-total market capitalization(1)	48.4%
Our share of total debt-to-our share of total market capitalization(1)	40.4%
Total debt plus preferred-to-total market capitalization (1)	53.8%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	46.7%
Our share of total debt-to-our share of total book capitalization(1)	55.1%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and our common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of March 31, 2005. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.
Liquidity
      As of March 31, 2005, we had $167.8 million in cash and cash equivalents (of which $104.6 million was held by our consolidated co-investment joint ventures), and $337.1 million of additional available borrowings under our credit facilities. As of March 31, 2005, we had $47.3 million in restricted cash (of which $14.8 million was held by our consolidated co-investment joint ventures).
      We announced our intention to pay a regular cash distribution for the quarter ended March 31, 2005 of $0.440 per common unit. The distributions were payable on April 15, 2005 to unitholders of record on April 5, 2005. The series L and M preferred unit distributions were payable on April 15, 2005 to our general partner, AMB Property Corporation, as the sole unitholder. The series E, F, J and K preferred unit quarterly distributions were payable on April 15, 2005. The series D, H and I preferred unit quarterly distributions were payable on April 15, 2005. The following table sets forth the distributions paid or payable per unit for the three months ended March 31, 2005 and 2004:

		For the Three
		Months Ended
		March 31,

Paying Entity	Security	2005	2004

Operating Partnership	Common limited partnership units	$0.440	$0.425
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994

AMB Property II, L.P.	Class B common limited partnership units	$0.440	$0.425
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000
AMB Property II, L.P.	Series N preferred units	$0.625	n/a
      The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or limited partnership offerings (including issuances of limited partnership units by our subsidiaries), as well as property divestitures. However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.
Capital Commitments
      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during the three months ended March 31, 2005, we initiated six new industrial development projects in North America with a total expected investment of $60.4 million, aggregating approximately 0.6 million square feet, and one new industrial development project in Amsterdam with a total expected investment of $29.6 million, aggregating approximately 0.2 million square feet. As of March 31, 2005, we had 35 projects in our development pipeline representing a total estimated investment of $881.2 million upon completion, of which four industrial projects with a total of 1.2 million square feet and an aggregate estimated investment of $55.0 million upon completion are held in unconsolidated joint ventures. In addition, we held four development projects available for sale, representing a total estimated investment of $26.9 million upon completion. Of this total, $594.4 million had been funded as of March 31, 2005 and an estimated $286.8 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
      Acquisitions. During the three months ended March 31, 2005, we acquired six industrial buildings, aggregating approximately 0.8 million square feet for a total expected investment of $77.8 million, through three of our co-investment joint ventures. Additional acquisition activity in the quarter ended March 31, 2005 included the purchase of an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies, for $46.1 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.
      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from two to 58 years.
      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2005, we had investments in co-investment joint ventures with a gross book value of $2.6 billion, which are consolidated for financial reporting purposes, and net equity investments in an unconsolidated co-investment joint venture of $10.8 million. As of March 31, 2005, we may make additional capital contributions to current and planned co-investment joint ventures of up to $46.3 million. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invest through a private real estate investment trust, which would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
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
OFF-BALANCE SHEET ARRANGEMENTS
      Standby Letters of Credit. As of March 31, 2005, we had provided approximately $26.8 million in letters of credit, of which $14.2 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. Other than parent guarantees associated with our unsecured debt, as of March 31, 2005, we had outstanding guarantees in the aggregate amount of $33.6 million in connection with certain acquisitions and lease obligations of which $7.9 million was backed by standby letters of credit. As of March 31, 2005, we guaranteed $2.8 million and $4.5 million on outstanding loans for one of our consolidated joint ventures and two of our unconsolidated joint ventures, respectively. Additionally, we provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $30.2 million, if permanent financing can not be obtained upon stabilization for two of our unconsolidated joint ventures, of which $23.0 million was outstanding as of March 31, 2005.
      Performance and Surety Bonds. As of March 31, 2005, we had outstanding performance and surety bonds in an aggregate amount of $1.2 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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

      The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2005 and 2004 (dollars in thousands, except per share and unit amounts):

	For the Three Months Ended
	March 31,

	2005	2004

Net income	$50,880	$18,996
Income available to common unitholders attributable to limited partners	(2,523)	(824)
(Gain) loss from dispositions of real estate, net of minority interests	(29,243)	286
Depreciation and amortization:
Total depreciation and amortization	43,485	37,255
Discontinued operations’ depreciation	638	2,393
Non-real estate depreciation	(745)	(175)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	11,284	8,585
Limited partnership unitholders’ minority interests (Net income)	352	731
Limited partnership unitholders’ minority interests (Development profits)	458	—
Discontinued operations’ minority interests (Net income)	394	693
FFO attributable to minority interests	(23,587)	(17,861)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(1,242)	(1,709)
Our share of FFO	2,747	2,493
Preferred unit distributions	(3,373)	(3,373)

Funds from operations	$49,525	$47,490

Basic FFO per common unit	$0.56	$0.55

Diluted FFO per common unit	$0.54	$0.53

Weighted average common units:
Basic	87,857,933	86,447,303

Diluted	91,240,898	89,617,834

OPERATING AND LEASING STATISTICS SUMMARY
      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three months ended March 31, 2005:

Operating Portfolio(1)	Quarter

Square feet owned at March 31, 2005(2)	89,241,646
Occupancy percentage at March 31, 2005	95.1%
Weighted average lease terms:
Original	6.2 years
Remaining	3.3 years
Tenant retention	68.6%
Same Space Leasing Activity(3):
Rent increases (decreases) on renewals and rollovers	(8.6)%
Same space square footage commencing (millions)	4.1
Second Generation Leasing Activity(4):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.65
Re-tenanted	2.68

Weighted average	$2.11

Square footage commencing (millions)	5.2

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square feet of 474,368 with occupancy of 71.4% and annualized base rent of $3.8 million.

(2)	In addition to owned square feet as of March 31, 2005, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 0.4 million additional square feet of industrial and other properties. We also have investments in approximately 10.2 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.
      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three months ended March 31, 2005:

Quarter

Square feet in same store pool at March 31, 2005(1)	79,974,843
% of total industrial square feet	89.6%
Occupancy percentage at period end:
March 31, 2005	94.9%
March 31, 2004	93.0%
Tenant retention	68.5%
Rent increases (decreases) on renewals and rollovers	(8.6)%
Same space square footage commencing (millions)	4.1
Cash basis NOI growth % increase (decrease):
Revenues	0.2%
Expenses	0.9%
Net operating income	(0.1)%
Net operating income without lease termination fees	(0.5)%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or building has been substantially complete for at least 12 months).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2005, we had two outstanding interest rate swaps with aggregate notional amount of $131.3 million (in U.S. dollars) and one foreign exchange option with notional amount of $6.2 million (in U.S. dollars). See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources  — Capital Resources — Market Capitalization.”
      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $11.6 million as of March 31, 2005 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt(1)	$343,923	$172,526	$143,300	$386,677	$201,790	$1,499,299	$2,747,515
Average interest rate	7.1%	6.6%	6.9%	6.7%	4.9%	6.5%	6.5%
Variable rate debt(2)	$731	$89,400	$407,548	$5,590	$36,659	$52,100	$592,028
Average interest rate	4.0%	2.6%	2.0%	2.0%	1.8%	1.2%	2.0%
Interest Payments	$24,448	$13,711	$18,039	$26,019	$10,548	$98,080	$190,845

(1)	Represents 82.3% of all outstanding debt.

(2)	Represents 17.7% of all outstanding debt.
      If market rates of interest on our variable rate debt increased by 10%, then the increase in interest expense on the variable rate debt would be $1.2 million annually. As of March 31, 2005, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.5 billion based on our estimate of current market interest rates.
      As of March 31, 2005 and December 31, 2004, variable rate debt comprised 17.7% and 15.3%, respectively, of all our outstanding debt. Variable rate debt was $592.0 million and $498.3 million, respectively, as of March 31, 2005 and December 31, 2004. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our variable rate debt increases our risk associated with unfavorable interest rate fluctuations.
      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at March 31, 2005 were two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and

Japanese TIBOR (Japan), and one put option (buy CAD/sell USD) hedging against adverse currency exchange fluctuations of the Canadian dollar against the U.S. dollar. The following table summarizes our financial instruments as of March 31, 2005:

	Maturity Dates
				Notional
Related Derivatives (in thousands)	April-05	Dec-08	October-12	Amount	Fair Value

Interest Rate Swaps:
Plain Interest Rate Swap, Japan
Notional Amount (U.S. Dollars)			$121,325	$121,325
Receive Floating(%)			3M TIBOR
Pay Fixed Rate(%)			1.32%
Fair Market Value			$(1,490)		$(1,490)

Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)		$9,982		$9,982
Receive Floating(%)		3M EURIBOR
Pay Fixed Rate(%)		3.72%
Fair Market Value		$(296)			$(296)

Foreign Exchange Agreements:
Option to Buy CAD/ Sell USD
Contract Amount (U.S. Dollars)	$6,219			$6,219
Contract FX Rate	1.21
Contract Premium	$51				$51

Total				$137,526	$(1,735)

      International Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $0.1 million for the three months ended March 31, 2005.
      Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three months ended March 31, 2005, gains from remeasurement included in our results of operations was $0.3 million.
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
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, president and chief financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer, president and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer, president and chief financial officer of our general partner each concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
      There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
      As of March 31, 2005, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
Number	Description

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated May 9, 2005.
32.1	18 U.S.C.§ 1350 Certifications dated May 9, 2005. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
Date: May 9, 2005