Form 10-Q
period 2005-06-30
AMB PROPERTY LP
filed 2005-08-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements
AMB PROPERTY, L.P.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,542,497	$1,509,145
Buildings and improvements	4,380,572	4,305,622
Construction in progress	757,363	711,377

Total investments in properties	6,680,432	6,526,144
Accumulated depreciation and amortization	(683,679)	(615,646)

Net investments in properties	5,996,753	5,910,498
Investments in unconsolidated joint ventures	121,000	55,166
Properties held for divestiture, net	75,472	87,340

Net investments in real estate	6,193,225	6,053,004
Cash and cash equivalents	138,962	109,392
Restricted cash	30,509	37,201
Mortgage and loan receivables	21,682	13,738
Accounts receivable, net of allowance for doubtful accounts	173,360	109,028
Deferred financing costs, net	24,732	28,340
Other assets	41,901	36,240

Total assets	$6,624,371	$6,386,943

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,843,861	$1,892,524
Unsecured senior debt securities	1,003,940	1,003,940
Unsecured debt	8,710	9,028
Unsecured credit facilities	549,397	351,699

Total debt	3,405,908	3,257,191
Security deposits	39,671	40,260
Distributions payable	42,799	41,103
Accounts payable and other liabilities	160,474	180,923

Total liabilities	3,648,852	3,519,477
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	906,527	828,622
Preferred unitholders	203,325	203,302

Total minority interests	1,109,852	1,031,924
Partners’ capital:
General partner, 83,985,626 and 83,019,229 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,701,013	1,671,140
Limited partners, 4,574,275 and 4,600,556 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	164,654	164,402

Total partners’ capital	1,865,667	1,835,542

Total liabilities and partners’ capital	$6,624,371	$6,386,943

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Unaudited, dollars in thousands, except unit
	and per unit amounts)
REVENUES
Rental revenues	$168,839	$153,073	$336,211	$306,546
Private capital income	3,438	2,922	6,756	5,351

Total revenues	172,277	155,995	342,967	311,897
COSTS AND EXPENSES
Property operating expenses	(23,386)	(21,423)	(47,382)	(43,577)
Real estate taxes	(20,494)	(18,346)	(40,182)	(36,441)
Depreciation and amortization	(44,503)	(37,740)	(87,539)	(74,580)
General and administrative	(18,629)	(14,731)	(37,428)	(29,298)
Fund costs	(380)	(350)	(744)	(659)

Total costs and expenses	(107,392)	(92,590)	(213,275)	(184,555)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	7,188	944	8,430	2,653
Other income and expenses, net	893	486	327	1,966
Gains from dispositions of real estate interests	17,622	—	18,923	—
Development profits, net of taxes	1,975	3,235	19,924	3,235
Interest expense, including amortization	(40,971)	(40,192)	(81,898)	(79,363)

Total other income and expenses, net	(13,293)	(35,527)	(34,294)	(71,509)

Income before minority interests and discontinued operations	51,592	27,878	95,398	55,833

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(10,860)	(9,260)	(22,144)	(17,846)
Joint venture partners’ share of development profits	(189)	(606)	(9,568)	(606)
Preferred unitholders	(3,811)	(3,347)	(7,600)	(6,698)

Total minority interests’ share of income	(14,860)	(13,213)	(39,312)	(25,150)

Income from continuing operations	36,732	14,665	56,086	30,683

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	1,138	4,505	3,073	7,785
Gains from dispositions of real estate, net of minority interests	6,665	2,285	36,256	1,983

Total discontinued operations	7,803	6,790	39,329	9,768

Net income	44,535	21,455	95,415	40,451
Series L and M preferred unit distributions	(1,783)	(1,783)	(3,566)	(3,566)
Series B, J and K preferred unit distributions	(1,590)	(1,590)	(3,180)	(3,180)

Net income available to common unitholders	$41,162	$18,082	$88,669	$33,705

Income available to common unitholders attributable to:
General partner	$39,006	$17,123	$83,990	$31,922
Limited partners	2,156	959	4,679	1,783

Net income available to common unitholders	$41,162	$18,082	$88,669	$33,705

Basic income per common unit
Income from continuing operations (after preferred unit distributions)	$0.38	$0.13	$0.56	$0.28
Discontinued operations	0.09	0.08	0.45	0.11

Net income available to common unitholders	$0.47	$0.21	$1.01	$0.39

Diluted income per common unit
Income from continuing operations (after preferred unit distributions)	$0.36	$0.12	$0.54	$0.27
Discontinued operations	0.09	0.08	0.43	0.11

Net income available to common unitholders	$0.45	$0.20	$0.97	$0.38

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	88,241,361	86,824,795	88,060,496	86,653,067

Diluted	91,795,834	89,288,954	91,566,987	89,520,249

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2005

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Unaudited, dollars in thousands, except unit amounts)
Balance as of December 31, 2004	4,300,000	$103,204	83,019,229	$1,567,936	1,600,000	$77,815	4,600,556	$86,587	$1,835,542
Comprehensive income:
Net income	—	3,566	—	83,990	—	3,180	—	4,679
Unrealized loss on securities and derivatives	—	—	—	(3,147)	—	—	—	—
Currency translation adjustment	—	—	—	(259)	—	—	—	—
Total comprehensive income									92,009
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	212,161	13,461	—	—	—	—	13,461
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	727,955	16,255	—	—	—	—	16,255
Conversion of operating partnership units to common stock	—	—	26,281	1,019	—	—	(26,281)	(495)	524
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,446)	—	—	—	—	(1,446)
Deferred compensation	—	—	—	(13,461)	—	—	—	—	(13,461)
Deferred compensation amortization	—	—	—	6,944	—	—	—	—	6,944
Reallocation of interests	—	—	—	515	—	—	—	221	736
Distributions	—	(3,566)	—	(73,998)	—	(3,180)	—	(4,153)	(84,897)

Balance as of June 30, 2005	4,300,000	$103,204	83,985,626	$1,597,809	1,600,000	$77,815	4,574,275	$86,839	$1,865,667

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004

	2005	2004

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,415	$40,451
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(9,361)	(9,106)
Depreciation and amortization	87,539	74,580
Stock-based compensation amortization	6,944	5,476
Equity in earnings of unconsolidated joint ventures	(8,430)	(2,653)
Operating distributions received from unconsolidated joint ventures	663	2,107
Gains from dispositions of real estate interest	(18,923)	—
Development profits, net of taxes	(19,924)	(3,235)
Debt premiums, discounts and finance cost amortization, net	1,671	(726)
Total minority interests’ share of net income	39,312	25,150
Discontinued operations:
Depreciation and amortization	1,513	5,527
Joint venture partners’ share of net income	427	1,096
Gains from dispositions of real estate, net of minority interests	(36,256)	(1,983)
Changes in assets and liabilities:
Accounts receivable and other assets	(40,086)	(9,654)
Accounts payable and other liabilities	(18,991)	(826)

Net cash provided by operating activities	81,513	126,204

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	4,046	1,210
Cash paid for property acquisitions	(193,470)	(250,340)
Additions to land, buildings, development costs, building improvements and lease costs	(221,573)	(202,779)
Net proceeds from divestiture of real estate	237,649	30,175
Additions to interests in unconsolidated joint ventures	(54,805)	(884)
Capital distributions received from unconsolidated joint ventures	—	1,221
(Issuance) and repayment of mortgage and loan receivables	(7,944)	19,551

Net cash used in investing activities	(236,097)	(401,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	16,255	14,233
Borrowings on secured debt	65,892	89,211
Payments on secured debt	(52,607)	(28,359)
Payments on unsecured debt	(318)	(294)
Borrowings on unsecured credit facilities	501,024	370,323
Payments on unsecured credit facilities	(279,026)	(216,389)
Payment of financing fees	(3,315)	(5,586)
Net proceeds from issuances of senior debt securities	—	99,183
Issuance costs on preferred units	—	(169)
Contributions from co-investment partners	99,377	39,090
Distributions paid to partners	(79,048)	(75,309)
Distributions to minority interests, including preferred units	(80,056)	(25,240)

Net cash provided by financing activities	188,178	260,694
Net effect of exchange rate changes on cash	(4,024)	4,027
Net increase (decrease) in cash and cash equivalents	29,570	(10,921)
Cash and cash equivalents at beginning of period	109,392	127,678

Cash and cash equivalents at end of period	$138,962	$116,757

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$84,640	$85,839
Non-cash transactions:
Acquisition of properties	$217,674	$439,249
Assumption of secured debt	(15,477)	(130,588)
Assumption of other assets and liabilities	(2,871)	(51,597)
Acquisition capital	(5,856)	(4,889)
Minority interest’s contributions	—	(1,835)

Net cash paid	$193,470	$250,340

Contribution of properties to unconsolidated joint ventures, net	$27,282	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
      As of June 30, 2005, the Company owned an approximate 94.7% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 5.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.
      The Operating Partnership, enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of June 30, 2005, the Operating Partnership had investments in seven consolidated and two unconsolidated co-investment joint ventures.
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
      As of June 30, 2005, the Operating Partnership owned, managed and had renovation and development projects totaling 113.6 million square feet (10.5 million square meters) and 1,097 buildings in 40 markets within nine countries. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.
      As of June 30, 2005, on a consolidated basis the Operating Partnership’s 964 industrial buildings, principally warehouse distribution buildings, encompassed approximately 91.0 million rentable square feet and were 94.5% leased. As of June 30, 2005, the Operating Partnership’s four retail centers, principally grocer-anchored community shopping centers, and other consolidated properties encompassed approximately 0.5 million rentable square feet and were 71.4% leased. As of June 30, 2005, through AMB Capital Partners, the Operating Partnership also managed, but did not have an ownership interest in, six industrial and other properties, totaling approximately 0.4 million rentable square feet. In addition, the Operating Partnership had

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investments in 82 industrial operating properties, totaling approximately 11.4 million rentable square feet and had investments in four industrial development projects, totaling approximately 1.2 million rentable square feet, through unconsolidated joint ventures. As of June 30, 2005, the Operating Partnership also had investments in 34 industrial development projects which are expected to total approximately 8.8 million square feet. Three development projects in the U.S., totaling $15.1 million and approximately 0.3 million square feet, were available for sale or contribution.

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
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three and six months ended June 30, 2005 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Operating Partnership believes that there are no impairments of the carrying values of its investments in real estate as of June 30, 2005.
      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.
      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $42.4 million and $21.5 million for the three months ended June 30, 2005 and 2004, respectively. Comprehensive income was $92.0 million and $39.5 million for the six months ended June 30, 2005 and 2004, respectively.
      International Operations. The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries operating in the United States and Mexico. The functional currency for the Operating Partnership’s subsidiaries operating outside North America is generally the local currency of the country in

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. These gains (losses) are included in the Operating Partnership’s results of operations.
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
      Stock-based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, our general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $0.9 million and $1.0 million during the three months ended June 30, 2005 and 2004, respectively, and $3.0 million and $2.0 million during the six months ended June 30, 2005 and 2004, respectively. Additionally, the Operating Partnership awards restricted stock of the Company, our general partner, and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $1.7 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively, and $3.9 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.
      Had compensation costs for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Reduction to net income	$56	$262	$239	$610
Adjusted net income available to common unitholders	$41,106	$17,820	$88,430	$33,095
Adjusted income per common unit:
Basic	$0.47	$0.21	$1.00	$0.38
Diluted	$0.45	$0.20	$0.97	$0.37
      New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for public companies for annual periods beginning after June 15, 2005. The adoption of SFAS 123R will require the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. The adoption of SFAS 123R will not impact the Operating Partnership’s financial position, results of operations or cash flows because all options issued prior to 2002 will have been fully amortized as of December 31, 2005.
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto rights. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. The Operating Partnership intends to adopt the consolidation requirements of this consensus in the third quarter 2005 and does not believe that there will be a material impact on the Operating Partnership’s financial position, results of operations or cash flows.

3.	Real Estate Acquisition and Development Activity
      During the three months ended June 30, 2005, the Operating Partnership acquired twelve industrial buildings, aggregating approximately 2.1 million square feet for a total expected investment of $139.9 million, of which the Operating Partnership acquired 7 industrial buildings through one of the Operating Partnership’s co-investment joint ventures. Year-to-date through June 30, 2005, the Operating Partnership acquired 18 industrial buildings, aggregating approximately 2.9 million square feet for a total expected investment of $217.7 million, of which the Operating Partnership acquired 13 buildings through three of the Operating Partnership’s co-investment joint ventures. During the three months ended June 30, 2004, the Operating Partnership acquired 39 industrial buildings, aggregating approximately 2.7 million square feet for a total expected investment of $305.1 million, of which the Operating Partnership acquired 33 industrial buildings through three of the Operating Partnership’s co-investment joint ventures. Year-to-date through June 30, 2004, the Operating Partnership acquired 46 industrial buildings, aggregating approximately 4.0 million square feet for a total expected investment of $439.2 million, of which the Operating Partnership acquired 35 industrial buildings through three of the Operating Partnership’s co-investment joint ventures.
      For the quarter ended June 30, 2005, the Operating Partnership initiated six new industrial development projects in North America with a total expected investment of $82.1 million, aggregating approximately 1.7 million square feet. During the six months ended June 30, 2005, the Operating Partnership initiated 13 new industrial development projects in North America and the Netherlands with a total expected investment of $172.1 million, aggregating approximately 2.6 million square feet. For the quarter ended June 30, 2004, the Operating Partnership did not initiate new industrial development projects. During six months ended June 30, 2004, the Operating Partnership initiated five new industrial development projects in North America with a total expected investment of $69.5 million, aggregating approximately 1.1 million square feet, and one new industrial development in Japan with a total expected investment of $82.5 million, aggregating approximately 0.7 million square feet. During the three months ended June 30, 2005, the Operating Partnership completed four industrial buildings with a total expected investment at $59.1 million, aggregating approximately 0.9 million square feet. During the six months ended June 30, 2005, the Operating Partnership completed six industrial buildings with a total expected investment at $75.9 million, aggregating approximately 1.1 million square feet. During the six months ended June 30, 2004, the Operating Partnership

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
completed two industrial buildings with a total expected investment at $26.9 million, aggregating approximately 0.5 million square feet.
      As of June 30, 2005, the Operating Partnership had 36 industrial projects in its development pipeline, which will total approximately 10.0 million square feet, and will have an aggregate estimated investment of $868.3 million upon completion. Four of these industrial projects, with a total of 1.2 million square feet and an aggregate estimated investment of $55.0 million upon completion, are held in unconsolidated joint ventures. The Operating Partnership has an additional three development projects available for sale, which will total approximately 0.3 million square feet, and has an aggregate estimated investment of $15.1 million. As of June 30, 2005, the Operating Partnership and its joint venture partners had funded an aggregate of $594.2 million and needed to fund an estimated additional $274.1 million in order to complete current and planned projects. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the first quarter of 2008.

4.	Gains from Dispositions of Real Estate, Development Sales and Discontinued Operations
      Dispositions of Real Estate Interests. On June 30, 2005, the Operating Partnership contributed an industrial property for $23.6 million, consisting of one industrial building, aggregating approximately 0.4 million square feet, to its unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. The Operating Partnership recognized a gain of $1.7 million on the contribution, net of minority interests, representing the partial sale of the Operating Partnership’s interests in the contributed properties acquired by the third-party investors for cash. This amount is classified under development profits, net of taxes on the consolidated statement of operations. For the six months ended June 30, 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.
      On June 30, 2005, the Operating Partnership contributed $106.9 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to its newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. The Operating Partnership recognized a total gain of $17.6 million on the contribution, representing the partial sale of the Operating Partnership’s interests in the contributed properties acquired by the third-party investors for cash.
      Development Sales. For the three months ended June 30, 2005, the Operating Partnership sold one development project, aggregating approximately 19,000 square feet, as part of its development-for-sale program, for an aggregate price of $2.1 million, resulting in an after-tax gain of $0.1 million. For the six months ended June 30, 2005, the Operating Partnership sold two land parcels and two development projects, aggregating approximately 43,000 square feet, as part of its development-for-sale program, for an aggregate price of $45.0 million, resulting in an after-tax gain of $18.2 million, of which $9.4 million was the joint venture partners’ share. During the six months ended June 30, 2004, the Operating Partnership sold four land parcels and one development project, aggregating approximately 0.1 million square feet, as part of its development-for-sale program, for an aggregate price of $14.0 million, resulting in an after-tax gain of $3.2 million.
      Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). During the three months ended June 30, 2005, the Operating Partnership divested itself of four industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $33.2 million, with a resulting net gain of $6.7 million. During the six months ended June 30, 2005, the Operating Partnership divested itself of 28 industrial buildings, aggregating approximately 1.9 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $36.2 million. During the three months ended June 30, 2004, the Operating Partnership divested itself of one industrial building and one office building, aggregating approximately 0.3 million square feet, for an aggregate price of $12.9 million, with a resulting net gain of $2.1 million. During the six months ended June 30, 2004,

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Operating Partnership divested itself of two industrial buildings and one office building, aggregating approximately 0.4 million square feet, for an aggregate price of $17.9 million, with a resulting net gain of $2.0 million.
      Properties Held for Divestiture. As of June 30, 2005, the Operating Partnership held for divestiture 16 industrial buildings, two retail buildings, one office building and five undeveloped land parcels with an aggregate net book value of $75.5 million. These properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.
      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Rental revenues	$2,361	$10,001	$8,048	$19,985
Straight-line rents and amortization of lease intangibles	20	438	149	857
Property operating expenses	(789)	(1,955)	(2,125)	(3,895)
Real estate taxes	(205)	(1,379)	(983)	(2,791)
Depreciation and amortization	(427)	(2,719)	(1,513)	(5,527)
Other income and expenses, net	59	5	73	52
Interest, including amortization	227	656	(149)	200
Joint venture partners’ share of income	(108)	(542)	(427)	(1,096)

Income attributable to discontinued operations	$1,138	$4,505	$3,073	$7,785

      As of June 30, 2005 and December 31, 2004, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004

Accounts receivable, net	$964	$996
Other assets	$87	$290
Accounts payable and other liabilities	$1,203	$1,303

5.	Mortgage and Loan Receivables
      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable on G.Accion, an unconsolidated investment. At December 31, 2004, the Operating Partnership also held a mortgage receivable from a prior year property sale, which was repaid during the first quarter of 2005. The Operating Partnership’s mortgage and loan receivables at June 30, 2005 and December 31, 2004 consisted of the following (dollars in thousands):

			June 30,	December 31,
Mortgage and Loan Receivables	Market	Maturity	2005	2004	Rate

1. Pier 1	SF Bay Area	May 2026	$12,882	$12,938	13.0%
2. G.Accion	Mexico, Various	November 2006	8,800	—	12.0%
3. Platinum Distribution Center	No. New Jersey	N/A	—	800	12.0%

Total Mortgage and Loan Receivables			$21,682	$13,738

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt
      As of June 30, 2005 and December 31, 2004, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004

Operating Partnership secured debt, varying interest rates from 0.7% to 10.4%, due August 2005 to October 2017 (weighted average interest rate of 5.3% and 5.3% at June 30, 2005 and December 31, 2004, respectively)	$418,101	$484,929
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due November 2005 to November 2022 (weighted average interest rates of 6.3% and 6.3% at June 30, 2005 and December 31, 2004, respectively)	1,415,055	1,396,829
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due December 2005 to June 2018 (weighted average interest rates of 6.6% and 6.6% at June 30, 2005 and December 31, 2004, respectively)	1,003,940	1,003,940
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	8,710	9,028
Unsecured credit facilities, variable interest rate, due June 2007 to June 2008 (weighted average interest rates of 2.0% and 1.9% at June 30, 2005 and December 31, 2004, respectively)	549,397	351,699

Total debt before unamortized premiums	3,395,203	3,246,425
Unamortized premiums	10,705	10,766

Total consolidated debt	$3,405,908	$3,257,191

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of June 30, 2005 and December 31, 2004, the total gross investment book value of those properties securing the debt was $3.2 billion and $3.3 billion, respectively, including $2.3 billion and $2.4 billion, respectively, in consolidated joint ventures. As of June 30, 2005, $1.7 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.6% while the remaining $148.4 million bear interest at variable rates (with a weighted average interest rate of 1.9%). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of June 30, 2005. As of June 30, 2005, the Operating Partnership had certain non-recourse, secured loans, which are cross-collateralized by multiple properties.
      As of June 30, 2005, the Operating Partnership had issued an aggregate of approximately $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 5.1 years. These unsecured senior debt securities include $400.0 million in notes issued in June 1998, $400.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program. $21.1 million of the notes issued under the 2002 medium-term note program were cancelled in December 2004. As of June 30, 2005, the Operating Partnership’s 2002 medium-term note program had a remaining capacity of $175.0 million. The Operating Partnership intends to continue to issue medium-term notes, guaranteed by the Company, under its 2002 program from time to time and as market conditions permit. The unsecured senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of June 30, 2005.
      On June 1, 2004, the Operating Partnership completed the early renewal of its senior unsecured revolving line of credit in the amount of $500.0 million. The Company remains a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line,

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces the Operating Partnership’s previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of the Operating Partnership’s long-term debt. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of the Company’s unencumbered properties. As of June 30, 2005, the outstanding balance on the credit facility was $306.4 million and the remaining amount available was $177.6 million, net of outstanding letters of credit of $16.0 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on June 30, 2005, equaled approximately $126.0 million and $43.5 million in U.S. dollars, respectively. The revolving credit facility contains customary and other affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at June 30, 2005. As of June 30, 2005, the Company had an additional outstanding balance of $72.1 million on other credit facilities.
      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on June 30, 2005, equaled approximately $216.4 million U.S. dollars. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of June 30, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2005, was $170.9 million in U.S. dollars. The revolving credit facility contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at June 30, 2005.
      On November 24, 2004, AMB Tokai TMK, a Japanese subsidiary of the Operating Partnership, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on June 30, 2005, equaled approximately $180.3 million U.S. dollars. The financing agreement is among AMB Tokai TMK, the Company, the Operating Partnership, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and a syndicate of banks. The Company and the Operating Partnership jointly and severally guarantee AMB Tokai TMK’s

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes the Operating Partnership were in compliance with its financial covenants as of June 30, 2005. In addition, Sumitomo, AMB Tokai TMK and the Operating Partnership signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of June 30, 2005, the outstanding balance on this financing agreement was 16.5 billion Yen, which, using the exchange rate in effect on June 30, 2005, equaled approximately $148.8 million U.S. dollars and is accounted for as wholly-owned secured debt.
      As of June 30, 2005, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

		Consolidated
	Operating	Joint	Unsecured
	Partnership	Venture	Senior
	Secured	Secured	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2005	$20,267	$30,230	$150,000	$330	$—	$200,827
2006	80,648	76,319	75,000	698	—	232,665
2007	12,218	68,705	75,000	752	477,307	633,982
2008	40,424	190,582	175,000	810	72,090	478,906
2009	4,900	131,403	100,000	872	—	237,175
2010	70,717	150,448	75,000	941	—	297,106
2011	21,575	417,973	75,000	1,014	—	515,562
2012	146,796	178,427	—	1,093	—	326,316
2013	2,155	133,833	53,940	920	—	190,848
2014	12,051	3,777	—	616	—	16,444
Thereafter	6,350	33,358	225,000	664	—	265,372

Total	$418,101	$1,415,055	$1,003,940	$8,710	$549,397	$3,395,203

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units
      Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 44.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.
      The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets in North America.
      The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt in properties at June 30, 2005 and December 31, 2004 (dollars in thousands) were:

			Total Investment
		Operating	in Real Estate(7)		Secured Debt(8)
		Partnership’s
		Ownership	June 30,	December 31,	June 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2005	2004	2005	2004

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$98,670	$149,244	$41,040	$50,338
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	419,503	415,191	222,155	223,704
AMB Partners II, L.P.	City and County of San Francisco	20%	533,410	516,200
	Employees’ Retirement System				280,888	264,315
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	434,016	418,129	242,251	245,454
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	502,140	492,687	241,770	237,798
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	128,986	100,043	59,008	44,406
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.(6)	20%	588,022	523,037	256,181	258,164

Total			$2,704,747	$2,614,531	$1,343,293	$1,324,179

(1)	Comprised of 16 institutional investors as stockholders as of June 30, 2005.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as stockholders and one third-party limited partner as of June 30, 2005.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.

(7)	The Operating Partnership also had other consolidated joint ventures with total investments in real estate of $357.0 million and $370.0 million at June 30, 2005 and December 31, 2004, respectively.

(8)	The Operating Partnership also had other consolidated joint ventures with secured debt of $79.4 million and $79.9 million at June 30, 2005 and December 31, 2004, respectively.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table distinguishes the minority interest as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004	Redemption Date

Joint Venture Partners	$906,527	$828,622	N/A
Held through AMB Property II, L.P.:			N/A
Class B Limited Partners	2,762	2,739	N/A
Series D preferred units (liquidation preference of $79,767)	77,684	77,684	May 2004
Series E preferred units (liquidation preference of $11,022)	10,788	10,788	August 2004
Series F preferred units (liquidation preference of $10,057)	9,900	9,900	March 2005
Series H preferred units (liquidation preference of $42,000)	40,912	40,912	September 2005
Series I preferred units (liquidation preference of $25,500)	24,800	24,800	March 2006
Series N preferred units (liquidation preference of $36,479)	36,479	36,479	September 2006-September 2009

Total minority interests	$1,109,852	$1,031,924

      The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Joint Venture Partners’ share of income	$10,860	$9,260	$22,144	$17,846
Joint Venture Partners’ share of development profits	189	606	9,568	606
Held through AMB Property II, L.P.:
Class B common limited partnership units	33	25	44	54
Series D preferred units (liquidation preference of $79,767)	1,546	1,546	3,091	3,091
Series E preferred units (liquidation preference of $11,022)	213	213	427	427
Series F preferred units (liquidation preference of $10,057)	200	200	400	400
Series H preferred units (liquidation preference of $42,000)	853	853	1,706	1,706
Series I preferred units (liquidation preference of $25,500)	510	510	1,020	1,020
Series N preferred units (liquidation preference of $36,479)	456	—	912	—

Total minority interests’ share of income	$14,860	$13,213	$39,312	$25,150

      The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of June 30, 2005 and December 31, 2004, the aggregate book value of the minority interests in the accompanying consolidated balance sheets was approximately $906.5 million and $828.6 mil-

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lion, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests were approximately $1.2 billion and $1.0 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

8.	Investments in Unconsolidated Joint Ventures
      The Operating Partnership’s investment in unconsolidated joint ventures at June 30, 2005 and December 31, 2004 totaled $121.0 million and $55.2 million, respectively. The Operating Partnership’s unconsolidated joint ventures’ net equity investments at June 30, 2005 and December 31, 2004 (dollars in thousands) were:

					Company’s
		Square	June 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Feet	2005	2004	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC	Various, Mexico	1,647,622	$15,808	$9,467	20%
AMB Japan Fund I, L.P.	Various, Japan	915,401	11,474	—	20%
Other Industrial Operating Joint Ventures		8,805,507	40,171	41,371	52%
Other Industrial Development Joint Ventures		1,209,267	7,120	4,328	49%
Other Investments — G.Accion		N/A	46,427	—	39%

Total Unconsolidated Joint Ventures		12,577,797	$121,000	$55,166	40%

      On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. For the six months ended June 30, 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC. For the three and six months ended June 30, 2005, the Operating Partnership recognized development profits of $1.7 million from the contribution of one industrial building for $23.6 million aggregating approximately 0.4 million square feet.
      On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P. a joint venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen ($446 million U.S. dollars) for an approximate 80% equity interest. The Operating Partnership contributed $106.9 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to this fund. The Operating Partnership recognized a gain of $17.6 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.
      Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Operating Partnership’s office space in San Francisco. The investment is not consolidated because the Operating Partnership does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement.

9.	Partners’ Capital
      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the six months ended June 30, 2005, the Operating Partnership redeemed 26,281 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.
      As of June 30, 2005, the Operating Partnership had outstanding 83,985,626 common general partnership units: 4,574,275 common limited partnership units; 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units. The following table sets forth the distributions paid per unit:

		For the		For the
		Three Months		Six Months
		Ended June 30,		Ended June 30,

Paying Entity	Security	2005	2004	2005	2004

Operating Partnership	Common limited partnership units	$0.440	$0.425	$0.880	$0.850
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Class B common limited partnership units	$0.440	$0.425	$0.880	$0.850
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$2.031	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000
AMB Property II, L.P.	Series N preferred units	$0.625	n/a	$1.250	n/a

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Per Unit
      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the six months ended June 30, 2005 and 2004 were stock options and restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted EPS is presented below (dollars in thousands, except unit and per unit amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Numerator
Income from continuing operations	$36,732	$14,665	$56,086	$30,683
Preferred unit distributions	(3,373)	(3,373)	(6,746)	(6,746)

Income from continuing operations (after preferred unit distributions)	33,359	11,292	49,340	23,937
Income attributable to discontinued operations, net of minority interests	1,138	4,505	3,073	7,785
Gains from dispositions of real estate, net of minority interests	6,665	2,285	36,256	1,983

Net income available to common unitholders	$41,162	$18,082	$88,669	$33,705

Denominator
Basic	88,241,361	86,824,795	88,060,496	86,653,067
Stock options and restricted stock dilution	3,554,473	2,464,159	3,506,491	2,867,182

Diluted weighted average common units	91,795,834	89,288,954	91,566,987	89,520,249

Basic income per common unit
Income from continuing operations (after preferred unit distributions)	$0.38	$0.13	$0.56	$0.28
Discontinued operations	0.09	0.08	0.45	0.11

Net income available to common unitholders	$0.47	$0.21	$1.01	$0.39

Diluted income per common unit
Income from continuing operations (after preferred unit distributions)	$0.36	$0.12	$0.54	$0.27
Discontinued operations	0.09	0.08	0.43	0.11

Net income available to common unitholders	$0.45	$0.20	$0.97	$0.38

11.	Segment Information
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
      Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,

Segments	2005	2004	2005	2004

Industrial domestic hub and gateway markets:
Atlanta	$5,023	$7,446	$3,903	$5,739
Chicago	12,740	10,410	8,812	7,295
Dallas/ Fort Worth	4,184	3,737	2,981	2,354
Los Angeles	25,589	25,535	20,087	19,855
Northern New Jersey/ New York	20,290	14,298	14,553	9,995
San Francisco Bay Area	21,001	23,288	17,093	18,289
Miami	8,667	8,283	5,838	5,691
Seattle	10,837	10,021	8,483	7,789
On-Tarmac	14,071	13,640	8,182	7,838

Total industrial domestic hub markets	122,402	116,658	89,932	84,845
Other domestic target markets	25,060	26,888	17,411	19,905
Other domestic non-target markets	9,104	7,573	7,060	5,583
International target markets	8,720	5,570	6,443	4,136
Straight-line rents and amortization of lease intangibles	4,864	4,937	4,864	4,937
Total retail and other markets	1,070	1,886	636	1,003
Discontinued operations	(2,381)	(10,439)	(1,387)	(7,105)

Total	$168,839	$153,073	$124,959	$113,304

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
      The other domestic target markets category includes Austin, Baltimore/ Washington D.C., Boston and Minneapolis. The other domestic non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes France, Germany, Japan, Mexico and the Netherlands.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)

	For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,

Segments	2005	2004	2005	2004

Industrial domestic hub and gateway markets:
Atlanta	$10,479	$15,141	$8,140	$11,882
Chicago	26,393	21,469	18,018	14,657
Dallas/ Fort Worth	8,265	7,601	5,789	4,953
Los Angeles	51,069	50,399	40,244	39,802
Northern New Jersey/ New York	39,832	28,084	28,191	18,988
San Francisco Bay Area	42,922	46,602	34,529	36,925
Miami	17,034	16,598	11,602	11,609
Seattle	21,675	20,399	16,970	15,945
On-Tarmac	27,864	27,901	16,153	15,702

Total industrial domestic hub markets	245,533	234,194	179,636	170,463
Other domestic target markets	53,396	53,826	37,399	39,557
Other domestic non-target markets	18,414	15,117	13,917	10,482
International target markets	15,649	11,521	11,997	8,857
Straight-line rents and amortization of lease intangibles	9,361	9,105	9,361	9,105
Total retail and other markets	2,055	3,625	1,426	2,220
Discontinued operations	(8,197)	(20,842)	(5,089)	(14,156)

Total	$336,211	$306,546	$248,647	$226,528

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Property NOI	$124,959	$113,304	$248,647	$226,528
Private capital income	3,438	2,922	6,756	5,351
Depreciation and amortization	(44,503)	(37,740)	(87,539)	(74,580)
General and administrative	(18,629)	(14,731)	(37,428)	(29,298)
Fund costs	(380)	(350)	(744)	(659)
Equity in earnings of unconsolidated joint ventures	7,188	944	8,430	2,653
Other income and expenses, net	893	486	327	1,966
Gains from dispositions of real estate	17,622	—	18,923	—
Development profits, net of taxes	1,975	3,235	19,924	3,235
Interest, including amortization	(40,971)	(40,192)	(81,898)	(79,363)
Total minority interests’ share of income	(14,860)	(13,213)	(39,312)	(25,150)
Total discontinued operations	7,803	6,790	39,329	9,768

Net income	$44,535	$21,455	$95,415	$40,451

      The Operating Partnership’s total assets by market were:

	Total Assets as of

	June 30, 2005	December 31, 2004

Industrial domestic hub and gateway markets:
Atlanta	$220,162	$204,554
Chicago	507,242	479,919
Dallas/ Fort Worth	144,911	143,953
Los Angeles	938,124	922,401
Northern New Jersey/ New York	812,597	775,784
San Francisco Bay Area	773,930	788,120
Miami	370,918	363,694
Seattle	395,515	377,142
On-Tarmac	254,732	239,377

Total industrial domestic hub markets	4,418,131	4,294,944
Other domestic target markets	753,531	825,930
Other non-target markets and other	335,846	308,428
International target markets	680,468	684,184
Total retail and other markets	8,589	15,915
Investments in unconsolidated joint ventures	121,000	55,166
Non-segment assets(1)	306,806	202,376

Total assets	$6,624,371	$6,386,943

(1)	Non-segment assets consist of corporate assets including cash and mortgages receivable.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Commitments
      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from two to 58 years. Operating lease payments are being amortized ratably over the terms of the related leases.
      Standby Letters of Credit. As of June 30, 2005, the Operating Partnership had provided approximately $26.3 million in letters of credit, of which $16.0 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. As of June 30, 2005, we had outstanding guarantees in the aggregate amount of $52.2 million in connection with certain acquisitions. As of June 30, 2005, we guaranteed $25.7 and $2.3 million on outstanding loans on two of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively. Additionally, the operating partnership provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $30.2 million, if permanent financing can not be obtained upon stabilization for two of its unconsolidated joint ventures, of which $30.1 million was outstanding as of June 30, 2005.
      Performance and Surety Bonds. As of June 30, 2005, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $1.0 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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

13.	Subsequent Events
      On July 8, 2005, the Operating Partnership entered into an exchange agreement with Teachers Insurance and Annuity Association of America (“Teachers”) which provided for the issuance to Teachers on July 11, 2005 of $112.5 million of 5.094% Notes due 2015. This issuance was in exchange for all of the Operating Partnership’s outstanding $100.0 million 6.9% Reset Put Securities (REPS(SM)). Due June 30, 2015 — Putable/ Callable 2005 that were held by Teachers prior to the exchange and were included in the Operating Partnership’s unsecured senior debt securities. The exchange agreement further provides that until July 11, 2008, the Operating Partnership has the right to require Teachers to return to it an obligation of equal dollar amount under one or more first mortgage loans to be secured by properties to be agreed to by Teachers and the Operating Partnership.

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
Management’s Overview
      The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, and from partnership distributions and fees from our private capital business. We also produce earnings from the strategic disposition of operating assets, from the disposition of projects in our development-for-sale or contribution program and from contributions of properties to our co-investment joint ventures. Our long-term growth is driven by our ability to maintain and increase occupancy rates or increase rental rates at our properties and by our ability to continue to acquire and develop new properties.
      National industrial markets continued to improve in the second quarter of 2005 when compared with the same period of 2004. According to Torto Wheaton Research, the positive trend in demand began in the second quarter of 2004 and reversed 14 prior quarters of negatively trending, or rising, space availability. We believe the protracted period of rising availability created a difficult national leasing environment which is now improving, particularly in large industrial markets tied to global trade. During the two-and-a-half year period of negatively trending industrial space availability, investor demand for industrial property (as supported by our observation of strong national sales volumes and declining acquisition capitalization rates) remained consistently strong. We believe we capitalized on the demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis but believe we have substantially achieved our repositioning goals.
      The table below summarizes key operating and leasing statistics for our industrial operating properties as of and for the three and six months ended June 30, 2005 and 2004:

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets(1)	Markets	Average

As of and for the three months ended June 30, 2005:
% of total rentable square feet	75.1%	24.9%	100.0%
Occupancy percentage at period end	94.9%	93.3%	94.5%
Same space square footage leased	2,090,748	733,412	2,824,160
Rent increases (decreases) on renewals and rollovers	(15.9)%	(9.3)%	(14.6)%
As of and for the three months ended June 30, 2004:
% of total rentable square feet	74.4%	25.6%	100.0%
Occupancy percentage at period end	93.8%	93.1%	93.6%
Same space square footage leased	3,806,876	673,895	4,480,771
Rent increases (decreases) on renewals and rollovers	(15.3)%	(4.0)%	(13.7)%
As of and for the six months ended June 30, 2005:
% of total rentable square feet	75.1%	24.9%	100.0%
Occupancy percentage at period end	94.9%	93.3%	94.5%
Same space square footage leased	5,753,382	1,275,567	7,028,949
Rent increases (decreases) on renewals and rollovers	(12.7)%	(5.4)%	(11.5)%
As of and for the six months ended June 30, 2004:
% of total rentable square feet	74.4%	25.6%	100.0%
Occupancy percentage at period end	93.8%	93.1%	93.6%
Same space square footage leased	7,747,455	1,294,171	9,041,626
Rent increases (decreases) on renewals and rollovers	(15.0)%	(5.6)%	(13.8)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.

      The positive trends we observed for national industrial real estate during the quarter ended June 30, 2005, were supported by data provided by Torto Wheaton Research. First, national industrial space availability declined 40 basis points from the prior quarter to 10.4%, resulting in a year-over-year decline of 100 basis points from 11.4% at June 30, 2004. The decrease in national industrial space availability began in the second quarter of 2004, reversing the trend of the prior 14 quarters in which national industrial space availability increased on average 36 basis points per quarter. Additionally, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in available square feet, totaled approximately 66 million square feet in the quarter, the largest level of absorption since the fourth quarter of 2000. The second quarter 2005 absorption level of 66 million square feet exceeded the 41 million of square feet absorbed in the prior quarter and was well above the ten-year historical average of 33 million square feet of space absorbed quarterly.
      Our industrial portfolio’s occupancy levels declined to 94.5% at June 30, 2005 from 95.1% at March 31, 2005, reflecting our acquisition of two properties in the quarter with high levels of vacant space and 400,000 square feet of lease expirations in excess of new lease commencements. During the quarter ended June 30, 2005, our lease expirations totaled approximately 4.1 million square feet while commencements of new or renewed leases totaled approximately 3.7 million square feet, contributing to a decrease in our occupancy level of approximately 60 basis points.
      Rental rates on industrial lease renewals and rollovers in our portfolio declined 14.6% during the quarter ended June 30, 2005 compared with declines of 8.6% in the prior quarter and 13.7% in the second quarter of 2004. The decrease in the quarter was primarily attributable to rent roll downs in the San Francisco Bay area. Without the impact of the Bay area, rents on lease renewals and roll overs in the portfolio would have increased by 4.0% for our hub markets and would have increased by 0.2% for our total portfolio. Overall, we believe that the rents in place in our portfolio are approximately 5% above current market rents. As a result, we expect to see continued rent roll downs in coming quarters as we enter into or renew leases at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national industrial space availability. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10% and 20% from their peak levels in 2001 based on our research data. This decline in market rents from their 2001 peak levels had a negative impact on our results as 31.7% of the space that rolled over in our portfolio in the second quarter of 2005 had commenced between 1999 and 2001. Despite the 14.6% decline in rents on renewal and rollover in the quarter ended June 30, 2005, we observe generally positive trends for rental growth in our portfolio as rental rates in our portfolio declined at successively lesser rates in each of the previous five quarters. While the level of rental rate reduction varied by market, we achieved occupancy levels in our portfolio approximately 490 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. For example, during periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. We now believe that industrial real estate fundamentals in general, and occupancy in our portfolio specifically, have improved to a level at which we may increase rental rates in selected markets, including Los Angeles, Seattle, Northern New Jersey and Miami.
      We expect development to be a significant driver of our earnings growth as we expand our land and development for sale program, and contribute completed development projects into our co-investment program and recognize development profits. We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico and Japan are particularly attractive given the current lack of supply of modern distribution facilities in the major metropolitan markets of these countries. Globally, we have increased our development pipeline from a low of $106.8 million at the end of 2002 to approximately $868.3 million at June 30, 2005. In addition to our committed development pipeline, we hold a total of 1,307 acres for future development or sale, of which 1,258 acres, 39 acres and ten acres are in North America,

Asia and Europe, respectively. We believe these 1,307 acres of land can support an aggregate of approximately 21.2 million square feet of additional development.
      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for acquisitions and developments. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures; however, there can be no assurance that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of June 30, 2005, we owned approximately 57.4 million square feet of our properties (50.5% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.
      By 2007, we plan to have approximately 15% of our portfolio (based on both consolidated and unconsolidated annualized base rent) invested in international markets. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore, and Tokyo. It is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. As of June 30, 2005, our international operating properties comprised 5.7% of our annualized base rents, including properties owned by our unconsolidated joint ventures.
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
Summary of Key Transactions
      During the three months ended June 30, 2005, we completed the following significant capital deployment transactions:

•	Acquired twelve buildings in the United States, the Netherlands and France, aggregating approximately 2.1 million square feet, for $139.9 million, of which 7 buildings were acquired through one of our co-investment joint ventures;

•	Commenced six development projects in North America, totaling 1.7 million square feet with an estimated total investment of approximately $82.1 million (using exchange rates in effect at June 30, 2005);

•	Sold one development project available for sale, aggregating approximately 19,000 square feet, for an aggregate price of $2.1 million; and

•	Divested ourselves of four industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $33.2 million.
      During the six months ended June 30, 2005, we completed the following significant capital deployment transactions:

•	Acquired 18 buildings in the United States, Netherlands and France, aggregating approximately 2.9 million square feet, for $217.7 million, through three of our co-investment joint ventures;

•	Acquired an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies for $46.1 million;

•	Commenced thirteen development projects in North America and Amsterdam, totaling 2.6 million square feet with an estimated total investment of approximately $172.1 million (using exchange rates in effect at June 30, 2005);

•	Sold two land parcels and two development projects available for sale, aggregating approximately 43,000 square feet, for an aggregate price of $45.0 million; and

•	Divested ourselves of 28 industrial buildings, aggregating approximately 1.9 million square feet, for an aggregate price of $175.3 million.
      See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.
      During the three months ended June 30, 2005, we completed the following capital markets and other financing transactions:

•	Assumed $25.0 million of debt for our co-investment joint ventures at a weighted average interest rate of 4.9%;

•	Formed an unconsolidated co-investment joint venture, AMB Japan Fund I, L.P., with planned investment of capacity of approximately $2.2 billion. We contributed $106.9 million of operating properties to the fund.

•	Contributed an industrial property for $23.6 million to AMB-SGP Mexico, LLC, an unconsolidated co-investment joint venture.
      During the six months ended June 30, 2005, we completed the following capital markets and other financing transactions:

•	Assumed $39.3 million of debt for our co-investment joint ventures at a weighted average interest rate of 5.9%;

•	Obtained $13.6 million of debt (using exchange rates at June 30, 2005) with a weighted average interest rate of 4.7% for international acquisitions.

•	Formed an unconsolidated co-investment joint venture, AMB Japan Fund I, L.P., with planned investment of capacity of approximately $2.2 billion. We contributed $106.9 million of operating properties to the fund.

•	Contributed an industrial property for $23.6 million to AMB-SGP Mexico, LLC, an unconsolidated co-investment joint venture.
      See Part I, Item 1: Notes 6, 7 and 9 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets and equity transactions.
Critical Accounting Policies
      In the preparation of financial statements, we utilize certain critical accounting policies. There has been no material change in our significant accounting policies, which are included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
THE COMPANY
      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major highway systems. As of

June 30, 2005, we owned, managed and had renovation and development projects totaling 113.6 million square feet (10.6 million square meters) and 1,097 buildings in 40 markets within nine countries.
      As of June 30, 2005, AMB Property Corporation owned an approximate 94.7% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.
      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both domestically and internationally. Our investment strategy seeks target markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by total consolidated and unconsolidated annualized base rents, 94.1% of our industrial properties are concentrated in our target markets. Much of our portfolio is comprised of industrial buildings in in-fill submarkets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.
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
      As of June 30, 2005, we owned, managed and had renovation and development projects totaling 113.6 million square feet (10.5 million square meters) and 1,097 buildings in 40 markets within nine countries. Our strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.
      As of June 30, 2005, on a consolidated basis, our 964 industrial buildings, principally warehouse distribution buildings, encompassed approximately 91.0 million rentable square feet and were 94.5% leased. As of June 30, 2005, our four retail centers, principally grocer-anchored community shopping centers, and other consolidated properties encompassed approximately 0.5 million rentable square feet and were 71.4% leased. As of June 30, 2005, through AMB Capital Partners, we also managed, but did not have an ownership interest in, six industrial and other properties, totaling approximately 0.4 million rentable square feet. In addition, we had investments in 82 industrial operating properties, totaling approximately 11.4 million rentable square feet and had investments in four industrial development projects, totaling approximately 1.2 million rentable square feet, through unconsolidated joint ventures. As of June 30, 2005, we also had investments in 34 industrial development projects which are expected to total approximately 8.8 million square feet. Three development projects in the U.S., totaling $15.1 million and approximately 0.3 million square feet, were available for sale or contribution.
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

      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Amsterdam, Boston, Chicago, Los Angeles, Menlo Park, Shanghai, Singapore and Tokyo. As of June 30, 2005, we employed 266 individuals: 156 at our San Francisco headquarters, 55 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this quarterly report.
Operating Strategy
      We base our operating strategy on a variety of operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, property management, leasing, finance, accounting and market research. Our strategy is to leverage our expertise across a large customer base, and complement our internal management resources with long-standing relationships with entrepreneurial real estate management and development firms in our target markets, which we refer to as our Strategic Alliance Partners®.
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
Growth Strategies

Growth Through Operations
      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended June 30, 2005, our average industrial base rental rates decreased by 14.6% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy levels. During the three months ended June 30, 2005, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2003) increased by 1.3% on our industrial properties. For the twenty-nine calendar quarters following AMB Property Corporation’s initial public offering (the most recent reporting period for our peer group), our cash-basis same-store net operating income growth has outperformed our industrial peer average by approximately 150 basis points based on our research data. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 5.7% and maintained an average quarter-end occupancy of 94.8% in our industrial operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth Through Acquisitions and Capital Redeployment
      We believe that our acquisition experience and our network of property management and acquisition resources will continue to provide opportunities for external growth. We have long-term relationships with third-party local property management firms, which we believe will give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe that our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for our or AMB Property II L.P.’s limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. Going forward, we believe that our recently-formed open-ended co-investment partnership, AMB Institutional Alliance Fund III, L.P., will serve as our primary source of capital for acquisitions of operating properties within the U.S. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.
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

Growth Through Global Expansion
      By 2007, we plan to have approximately 15% of our portfolio (based on total consolidated and unconsolidated annualized base rent) invested in international markets. As of June 30, 2005, our international operating properties comprised 2.8% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 5.7%. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore and Tokyo.
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

Growth Through Co-Investments
      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by AMB’s private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment ventures. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive fees based on the performance of the co-investment joint ventures. As of June 30, 2005, we owned approximately 57.4 million square feet of our properties (50.5% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.
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
      As of June 30, 2005, same store industrial properties consisted of properties aggregating approximately 79.3 million square feet. The properties acquired during the three months ended June 30, 2005 consisted of 12 buildings, aggregating approximately 2.1 million square feet. The properties acquired during the three months ended June 30, 2004 consisted of 39 buildings, aggregating approximately 2.7 million square feet. During the three months ended June 30, 2005, property divestitures and contributions consisted of 11 buildings, aggregating approximately 1.7 million square feet. During the three months ended June 30, 2004, property divestitures consisted of one industrial building and one office building, aggregating approximately 0.3 million square feet.
      The properties acquired during the six months ended June 30, 2005 consisted of 18 buildings, aggregating approximately 2.9 million square feet. The properties acquired during the six months ended June 30, 2004 consisted of 46 buildings, aggregating approximately 4.0 million square feet. During the six months ended June 30, 2005, property divestitures and contributions consisted of 35 buildings, aggregating approximately 3.2 million square feet. During the six months ended June 30, 2004, property divestiture consisted of two industrial buildings and one office building, aggregating approximately 0.4 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

     For the Three Months ended June 30, 2005 and 2004 (dollars in millions):

Revenues	2005	2004	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$139.2	$139.3	$(0.1)	(0.1)%
2004 acquisitions	14.9	4.1	10.8	263.4%
2005 acquisitions	2.2	—	2.2	—%
Development	0.5	2.3	(1.8)	(78.3)%
Other industrial	2.4	0.9	1.5	166.7%
International industrial	8.7	5.6	3.1	55.4%
Retail	0.9	0.9	—	—%

Total rental revenues	168.8	153.1	15.7	10.3%
Private capital income	3.5	2.9	0.6	20.7%

Total revenues	$172.3	$156.0	$16.3	10.4%

      The decrease in U.S. industrial same store rental revenues was primarily driven by decreased rental rates in various markets. Across the portfolio, a decrease in rental rates, a decrease in straight-line rents, and other factors accounted for the change from prior year. For the three months ended June 30, 2005, rents in the same store portfolio decreased 15.3% on industrial renewals and rollovers (cash basis) on 2.8 million square feet leased, which was partially offset by an increase in same store occupancy of 0.7% to 94.4% at June 30, 2005. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. The properties acquired during 2005 consisted of 18 buildings, aggregating approximately 2.9 million square feet. Other industrial revenues include rental revenues from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues.

Costs and Expenses	2005	2004	$ Change	% Change

Property operating costs:
Rental expenses	$23.4	$21.4	$2.0	9.3%
Real estate taxes	20.5	18.4	2.1	11.4%

Total property operating costs	$43.9	$39.8	$4.1	10.3%

Property operating costs
U.S. industrial:
Same store	$36.0	$36.3	$(0.3)	(0.8)%
2004 acquisitions	4.4	1.3	3.1	238.5%
2005 acquisitions	0.4	—	0.4	—%
Development	0.2	0.4	(0.2)	(50.0)%
Other industrial	0.3	0.1	0.2	200.0%
International industrial	2.3	1.4	0.9	64.3%
Retail	0.3	0.3	—	—%

Total property operating costs	43.9	39.8	4.1	10.3%
Depreciation and amortization	44.5	37.7	6.8	18.0%
General and administrative	18.6	14.7	3.9	26.5%
Fund costs	0.4	0.4	—	—%

Total costs and expenses	$107.4	$92.6	$14.8	16.0%

      Same store properties’ operating expenses showed a decrease of $0.3 million from prior year on a quarter-to-date basis due primarily to reduced insurance and real estate tax costs. The 2004 acquisitions consist of 64 buildings, aggregating approximately 7.6 million square feet. The 2005 acquisitions consist of 18 buildings, aggregating approximately 2.9 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to additional staffing and expenses for new initiatives, including our international and development expansions. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2005	2004	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$7.2	$1.0	$6.2	620.0%
Other income and expenses, net	0.9	0.5	0.4	80.0%
Gains from dispositions of real estate interests	17.6	—	17.6	—%
Development profits, net of taxes	2.0	3.2	(1.2)	(37.5)%
Interest expense, including amortization	(41.0)	(40.2)	0.8	2.0%

Total other income and (expenses), net	$(13.3)	$(35.5)	$(22.2)	(62.5)%

      The $6.2 million increase in equity in earnings of unconsolidated joint ventures was primarily due to a gain of $5.4 million from the disposition of real estate by one of our unconsolidated joint ventures. The $0.4 million increase in other income and expenses was primarily due to gains on the remeasurement of exchange rates. The 2005 gains from disposition of real estate interests resulted from our contribution of $106.9 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program.

Discontinued Operations	2005	2004	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$1.1	$4.5	$(3.4)	(75.6)%
Gains from dispositions of real estate, net of minority interests	6.7	2.3	4.4	191.3%

Total discontinued operations	$7.8	$6.8	$1.0	14.7%

      During the three months ended June 30, 2005, we divested ourselves of four industrial buildings aggregating approximately 0.3 million square feet for $33.2 million, with a resulting net gain of approximately $6.7 million. During the three months ended June 30, 2004, we divested ourselves of one industrial building and one office building, aggregating approximately 0.3 million square feet for $12.9 million, with a resulting net gain of approximately $2.3 million.

Preferred Units	2005	2004	$ Change	% Change

Preferred unit distributions	$(3.4)	$(3.4)	$—	—%

     For the Six Months ended June 30, 2005 and 2004 (dollars in millions):

Revenues	2005	2004	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$279.5	$281.4	$(1.9)	(0.7)%
2004 acquisitions	28.7	5.6	23.1	412.5%
2005 acquisitions	2.9	—	2.9	—%
Development	0.9	4.7	(3.8)	(80.9)%
Other industrial	6.8	1.5	5.3	353.3%
International industrial	15.6	11.5	4.1	35.7%
Retail	1.8	1.8	—	—%

Total rental revenues	336.2	306.5	29.7	9.7%
Private capital income	6.8	5.4	1.4	25.9%

Total revenues	$343.0	$311.9	$31.1	10.0%

      The decrease in U.S. industrial same store rental revenues was primarily driven by decreased rental rates in various markets. Across the portfolio, a decrease in rental rates, a decrease in straight-line rents and amortization of lease intangibles, and other factors accounted for the change from prior year. For the six months ended June 30, 2005, rents in the same store portfolio decreased 11.4% on industrial renewals and rollovers (cash basis) on 7.0 million square feet leased, which was partially offset by an increase in same store occupancy of 0.7% to 94.4% at June 30, 2005. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. The properties acquired during 2005 consisted of 18 buildings, aggregating approximately 2.9 million square feet. Other industrial revenues include rental revenues from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues.

Costs and Expenses	2005	2004	$ Change	% Change

Property operating costs:
Rental expenses	$47.4	$43.6	$3.8	8.7%
Real estate taxes	40.2	36.4	3.8	10.4%

Total property operating costs	$87.6	$80.0	$7.6	9.5%

Property operating costs
U.S. industrial:
Same store	$73.7	$73.6	$0.1	0.1%
2004 acquisitions	7.9	1.8	6.1	338.9%
2005 acquisitions	0.6	—	0.6	—%
Development	0.6	1.2	(0.6)	(50.0)%
Other industrial	0.6	0.1	0.5	500.0%
International industrial	3.7	2.7	1.0	37.0%
Retail	0.5	0.6	(0.1)	(16.7)%

Total property operating costs	87.6	80.0	7.6	9.5%
Depreciation and amortization	87.5	74.6	12.9	17.3%
General and administrative	37.4	29.3	8.1	27.6%
Fund costs	0.8	0.7	0.1	14.3%

Total costs and expenses	$213.3	$184.6	$28.7	15.5%

      Same store properties’ operating expenses showed an increase of $0.1 million from prior year on a year-to-date basis. The 2004 acquisitions consist of 64 buildings, aggregating approximately 7.6 million square feet. The 2005 acquisitions consist of 18 buildings, aggregating approximately 2.9 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $1.5 million and additional staffing and expenses for new initiatives, including our international and development expansions. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2005	2004	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$8.4	$2.7	$5.7	211.1%
Other income and expenses, net	0.3	2.0	(1.7)	(85.0)%
Gains from dispositions of real estate interests	18.9	—	18.9	—%
Development profits, net of taxes	19.9	3.2	16.7	521.9%
Interest expense, including amortization	(81.8)	(79.4)	2.4	3.0%

Total other income and (expenses), net	$(34.3)	$(71.5)	$(37.2)	(52.0)%

      The $5.7 million increase in equity in earnings of unconsolidated joint ventures was primarily due to a gain of $5.4 million from the disposition of real estate by one of our unconsolidated co-investment joint ventures. The $1.7 million decrease in other income and expenses was primarily due to costs related to the internalization of property management and accounting functions and certain costs related to deals that were not completed. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program.

Discontinued Operations	2005	2004	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$3.1	$7.8	$(4.7)	(60.3)%
Gains from dispositions of real estate, net of minority interests	36.2	2.0	34.2	1,710.0%

Total discontinued operations	$39.3	$9.8	$29.5	301.0%

      During the six months ended June 30, 2005, we divested ourselves of 28 industrial buildings aggregating approximately 1.9 million square feet for $175.3 million, with a resulting net gain of approximately $36.2 million. During the six months ended June 30, 2004, we divested ourselves of two industrial buildings and one office building, aggregating approximately 0.4 million square feet for $17.9 million, with a resulting net gain of approximately $2.0 million.

Preferred Units	2005	2004	$ Change	% Change

Preferred unit distributions	$(6.7)	$(6.7)	$—	—%
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
Capital Resources
      Property Divestitures. During the three months ended June 30, 2005, we divested ourselves of four industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $33.2 million, with a resulting net gain of $6.7 million. During the six months ended June 30, 2005, we divested ourselves of 28 industrial buildings, aggregating approximately 1.9 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $36.2 million.
      Dispositions of Real Estate Interests. On June 30, 2005, we contributed an industrial property, consisting of one industrial building, aggregating approximately 0.4 million square feet, to AMB-SGP Mexico, LLC for $23.6 million. We recognized a gain of $1.7 million on the contribution, net of minority interests, representing the partial sale of our interests in the contributed properties acquired by the third-party investors for cash. This amount is classified under development profits, net of taxes on the consolidated statement of operations. For the six months ended June 30, 2005, we recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.
      On June 30, 2005, we contributed $106.9 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. We recognized a total gain of $17.6 million on the contribution, representing the partial sale of our interests in the contributed properties acquired by the third-party investors for cash.

      Development Sales. For the three months ended June 30, 2005, we sold one development project, aggregating approximately 19,000 square feet, as part of our development-for-sale program, for an aggregate price of $2.1 million, resulting in an after-tax gain of $0.1 million. For the six months ended June 30, 2005, we sold two land parcels and two development projects, aggregating approximately 43,000 square feet, as part of our development-for-sale program, for an aggregate price of $45.0 million, resulting in an after-tax gain of $18.2 million, of which $9.4 million was the joint venture partners’ share. During the six months ended June 30, 2004, we sold four land parcels and one development project, aggregating approximately 0.1 million square feet, as part of our development-for-sale program, for an aggregate price of $14.0 million, resulting in an after-tax gain of $3.2 million.
      Properties Held for Divestiture. As of June 30, 2005, we held for divestiture 16 industrial buildings, five undeveloped land parcels and three retail and other properties, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2005, the net carrying value of the properties held for divestiture was $75.5 million. Expected net sales proceeds exceed the net carrying value of the properties.
      Mortgage and Loan Receivables. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2005, the outstanding balance on the note was $12.9 million. We also hold a loan receivable of $8.8 million on G.Accion, an unconsolidated investment, which bears interest at 12.0% and matures in November 2006. At December 31, 2004, we also held a mortgage receivable from a property sale.
      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We generally consolidate these joint ventures for financial reporting purposes because they are not variable interest entities and because we are the sole managing general partner and control all major operating decisions. However, in certain cases, our co-investment joint ventures are unconsolidated because we do not control all major operating decisions.
      Third-party equity interests in the joint ventures are reflected as minority interests in our consolidated financial statements. As of June 30, 2005, we owned approximately 52.6 million square feet of our properties (46.3% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures and 4.8 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at June 30, 2005 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Consolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	$200,000
AMB Institutional Alliance Fund III, L.P.(7)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	Comprised of 16 institutional investors as unitholders as of June 30, 2005.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 13 institutional investors as unitholders and one third-party limited partner as of June 30, 2005.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

		Our
		Approximate
		Ownership	Original Planned
Unconsolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd(2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors(3)	20%	$2,230,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of June 30, 2005.
      Partners’ Capital. As of June 30, 2005, the Operating Partnership had outstanding 83,985,626 common general partnership units; 4,574,275 common limited partnership units; 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units.
      In December 2003, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock during the six months ended June 30, 2005.
      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of June 30, 2005, our share of total debt-to-our share of total market capitalization ratio was 37.7%. (See footnote 1 to the Capitalization Ratio table contained in Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our consolidated co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without our general partner’s stockholder approval or circumstances could arise that could render us unable to comply with these policies.
      As of June 30, 2005, the aggregate principal amount of our secured debt was $1.8 billion, excluding unamortized debt premiums of $10.7 million. Of the $1.8 billion of secured debt, $1.4 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.7% to 10.4% per annum (with a weighted average rate of 6.2%) and final maturity dates ranging from August 2005 to November 2022. As of June 30, 2005, $1.7 billion of the secured debt obligations bears interest at fixed rates with a weighted average interest rate of 6.6% while the remaining $148.4 million bears interest at variable rates (with a weighted average interest rate of 1.9%).
      As of June 30, 2005, we had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 5.1 years. These unsecured senior debt securities include $400.0 million of medium-term notes, which were issued under our 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under our 2002 medium-term note program. As of June 30, 2005, our 2002 medium-term note program has a remaining capacity of $175.0 million. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the 2002 program from time to time and as market conditions permit.
      AMB Property Corporation guarantees obligations with respect to our senior debt securities. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to pay distributions to our unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.
      Credit Facilities. On June 1, 2004, we completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. AMB Property Corporation remains a guarantor of our obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces our previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of our long-term debt. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of our unencumbered properties. As of June 30, 2005, the outstanding balance on the credit facility was $306.4 million and the remaining amount available was $177.6 million, net of outstanding letters of credit of $16.0 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on June 30, 2005, would equal approximately $126.0 million and $43.5 million in U.S. dollars, respectively. As of June 30, 2005, we had an additional outstanding balance of $72.1 million on other credit facilities.
      On June 29, 2004, AMB Japan Finance Y.K., one of our subsidiaries, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on June 30, 2005, equaled approximately $216.4 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of our long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of June 30, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2005, was $170.9 million in U.S. dollars.
      On November 24, 2004, AMB Tokai TMK, one of our Japanese subsidiaries, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on June 30, 2005, would equal approximately $180.3 million U.S. dollars. The financing agreement is among AMB Tokai TMK, us, AMB Property

Corporation, Sumitomo Mitsui Banking Corporation and a syndicate of banks. We, along with AMB Property Corporation, jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the credit rating of our long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, we, Sumitomo, and AMB Tokai TMK signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of June 30, 2005, the outstanding balance on this financing agreement was 16.5 billion Yen, which, using the exchange rate in effect on June 30, 2005, equaled approximately $148.8 million U.S. dollars and is accounted for as wholly-owned secured debt.
      The tables below summarize our debt maturities and capitalization as of June 30, 2005 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt(4)	Debt	Securities	Debt	Facilities(1)	Total Debt

2005	$20,267	$30,230	$150,000	$330	$—	$200,827
2006	80,648	76,319	75,000	698	—	232,665
2007	12,218	68,705	75,000	752	477,307	633,982
2008	40,424	190,582	175,000	810	72,090	478,906
2009	4,900	131,403	100,000	872	—	237,175
2010	70,717	150,448	75,000	941	—	297,106
2011	21,575	417,973	75,000	1,014	—	515,562
2012	146,796	178,427	—	1,093	—	326,316
2013	2,155	133,833	53,940	920	—	190,848
2014	12,051	3,777	—	616	—	16,444
Thereafter	6,350	33,358	225,000	664	—	265,372

Subtotal	418,101	1,415,055	1,003,940	8,710	549,397	3,395,203
Unamortized premiums	3,084	7,621	—	—	—	10,705

Total consolidated debt	421,185	1,422,676	1,003,940	8,710	549,397	3,405,908
Our share of unconsolidated joint venture debt(2)	—	154,574	—	—	—	154,574

Total debt	421,185	1,577,250	1,003,940	8,710	549,397	3,560,482
Joint venture partners’ share of consolidated joint venture debt	—	(987,442)	—	—	—	(987,442)

Our share of total debt(3)	$421,185	$589,808	$1,003,940	$8,710	$549,397	$2,573,040

Weighed average interest rate	5.3%	6.3%	6.6%	7.5%	2.5%	5.6%
Weighed average maturity (in years)	5.2	5.6	5.1	9.3	2.1	4.9

(1)	Includes $126.0 million, $214.5 million, $38.8 million and $6.7 million in Euro, Yen, Canadian dollar and Singapore dollar-based borrowings, respectively, translated to U.S. dollars using the functional exchange rates in effect on June 30, 2005.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.0% and 4.6 years, respectively.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $226.8 million. Of this, $148.8 million is associated with assets located in Asia and the remaining $78.0 million is related to assets located in Europe.

Market Capital

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common units	83,985,626	$43.43	$3,647,496
Common limited partnership units(2)	4,719,823	$43.43	204,982

Total	88,705,449		$3,852,478

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation
Security	Rate	Preference	Redemption Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series N preferred units	5.00%	36,479	September 2006-September 2009
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.29%	$392,325

Capitalization Ratios as of June 30, 2005

Total debt-to-total market capitalization(1)	45.6%
Our share of total debt-to-our share of total market capitalization(1)	37.7%
Total debt plus preferred-to-total market capitalization(1)	50.6%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	43.5%
Our share of total debt-to-our share of total book capitalization(1)	55.4%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general’s partner’s common stock and our common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of June 30, 2005. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus Partners’ Capital. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.
     Liquidity
      As of June 30, 2005, we had $139.0 million in cash and cash equivalents (of which $85.3 million was held by our consolidated co-investment joint ventures), and $250.8 million of additional available borrowings under our credit facilities. As of June 30, 2005, we had $30.5 million in restricted cash (of which $14.9 million was held by our consolidated co-investment joint ventures).
      We announced our intention to pay a regular cash distribution for the quarter ended June 30, 2005 of $0.440 per common unit. The distributions were payable on July 15, 2005 to unitholders of record on July 6, 2005. The series L and M preferred unit distributions were payable on July 15, 2005 to our general partner, AMB Property Corporation, as sole unitholder. The series E, F, J and K preferred unit quarterly distributions were payable on July 15, 2005. The series D, H and I preferred unit quarterly distributions were payable on July 15, 2005.

      The following table sets forth the dividends and distributions paid or payable per unit for the three and six months ended June 30, 2005 and 2004:

		For the		For the
		three months		six months
		ended June 30,		ended June 30,

Paying Entity	Security	2005	2004	2005	2004

Operating Partnership	Common limited partnership units	$0.440	$0.425	$0.880	$0.850
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Class B common limited partnership units	$0.440	$0.425	$0.880	$0.850
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$2.031	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000
AMB Property II, L.P.	Series N preferred units	$0.625	n/a	$1.250	n/a
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
     Capital Commitments
      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during the three months ended June 30, 2005, we initiated six new industrial development projects in North America with a total expected investment of $82.1 million, aggregating approximately 1.7 million square feet. During the six months ended June 30, 2005, we initiated 13 new industrial development projects in North America and Amsterdam with a total expected investment of $172.1 million, aggregating approximately 2.6 million square feet. As of June 30, 2005, we had 36 projects in our development pipeline representing a total estimated investment of $868.3 million upon completion, of which four industrial projects with a total of 1.2 million square feet and an aggregate estimated investment of $55.0 million upon completion are held in unconsolidated joint ventures. In addition, we held three development projects available for sale, representing a total estimated investment of $15.1 million upon completion. Of this total, $594.2 million had been funded as of June 30, 2005 and an estimated $274.1 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
      Acquisitions. During the three months ended June 30, 2005, we acquired twelve industrial buildings, aggregating approximately 2.1 million square feet for a total expected investment of $139.9 million, of which we acquired seven buildings through one of our co-investment joint ventures. During the six months ended June 30, 2005, we acquired 18 industrial buildings, aggregating approximately 2.9 million square feet for a total expected investment of $217.7 million, of which we acquired 13 buildings through three of our co-investment joint ventures. Additional acquisition activity in the six months ended June 30, 2005 included the purchase of an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies, for $46.1 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.

      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from two to 58 years.
      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of June 30, 2005, we had investments in co-investment joint ventures with a gross book value of $2.7 billion, which are consolidated for financial reporting purposes, and net equity investments in unconsolidated co-investment joint ventures of $27.3 million. As of June 30, 2005, we may make additional capital contributions to current and planned co-investment joint ventures of up to $134.8 million. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invest through a private real estate investment trust, which would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
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
OFF-BALANCE SHEET ARRANGEMENTS
      Standby Letters of Credit. As of June 30, 2005, we had provided approximately $26.3 million in letters of credit, of which $16.0 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. As of June 30, 2005, we had outstanding guarantees in the aggregate amount of $52.2 million in connection with certain acquisitions. As of June 30, 2005, we guaranteed $25.7 and

$2.3 million on outstanding loans on two of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively. Additionally, we provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $30.2 million, if permanent financing can not be obtained upon stabilization for two of our unconsolidated joint ventures, of which $30.1 million was outstanding as of June 30, 2005.
      Performance and Surety Bonds. As of June 30, 2005, we had outstanding performance and surety bonds in an aggregate amount of $1.0 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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

      The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, except per share and unit amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$44,535	$21,455	$95,415	$40,451
Income available to common unitholders attributable to limited partners	(2,156)	(959)	(4,679)	(1,783)
Gains from dispositions of real estate, net of minority interests	(22,992)	(2,161)	(52,238)	(1,875)
Depreciation and amortization:
Total depreciation and amortization	44,503	37,740	87,539	74,580
Discontinued operations’ depreciation	427	2,719	1,513	5,527
Non-real estate depreciation	(802)	(161)	(1,547)	(336)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income	10,860	9,260	22,144	17,846
Limited partnership unitholders’ minority interests (Net income)	739	471	1,066	1,161
Limited partnership unitholders’ minority interests (Development profits)	94	143	552	143
Discontinued operations’ minority interests (Net income)	168	788	591	1,521
FFO attributable to minority interests	(24,103)	(18,118)	(47,690)	(35,979)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(7,188)	(944)	(8,430)	(2,653)
Our share of FFO	4,469	1,935	7,216	4,428
Our share of development profits	5,441	—	5,441	—
Preferred unit distributions	(3,373)	(3,373)	(6,746)	(6,746)

Funds from operations	$50,622	$48,795	$100,147	$96,285

Basic FFO per common unit	$0.57	$0.56	$1.14	$1.11

Diluted FFO per common unit	$0.55	$0.55	$1.09	$1.08

Weighted average common units:
Basic	88,241,361	86,824,795	88,060,496	86,653,067

Diluted	91,795,834	89,288,954	91,566,987	89,520,249

OPERATING AND LEASING STATISTICS SUMMARY
      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
Operating Portfolio(1)	June 30, 2005	June 30, 2005

Square feet owned at June 30, 2005(2)	90,989,071	90,989,071
Occupancy percentage at June 30, 2005	94.5%	94.5%
Weighted average lease terms:
Original	6.2 years	6.2 years
Remaining	3.4 years	3.4 years
Tenant retention	56.0%	64.1%
Same Space Leasing Activity(3):
Rent decreases on renewals and rollovers	(14.6)%	(11.5)%
Same space square footage commencing (millions)	2.8	7.0
Second Generation Leasing Activity(4):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.85	$1.72
Re-tenanted	3.32	2.98

Weighted average	$2.68	$2.34

Square footage commencing (millions)	3.6	8.8

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square feet of 474,368 with occupancy of 71.4% and annualized base rent of $3.8 million.

(2)	In addition to owned square feet as of June 30, 2005, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 0.4 million additional square feet of industrial and other properties. We also have investments in approximately 11.4 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Square feet in same store pool at June 30, 2005(1)	79,276,779	79,276,779
% of total industrial square feet	87.1%	87.1%
Occupancy percentage at period end:
June 30, 2005	94.4%	94.4%
June 30, 2004	93.7%	93.7%
Tenant retention	55.8%	64.0%
Rent decreases on renewals and rollovers	(15.3)%	(11.4)%
Same space square footage commencing (millions)	2.8	7.0
Cash basis NOI growth % increase (decrease):
Revenues	0.6%	0.3%
Expenses	(1.4)%	(0.2)%
Net operating income	1.3%	0.5%
Net operating income without lease termination fees	1.5%	0.4%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or building has been substantially complete for at least 12 months).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of June 30, 2005, we had two outstanding interest rate swaps with an aggregate notional amount of $126.5 million (in U.S. dollars). See Part  I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”
      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $10.7 million as of June 30, 2005 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt(1)	$200,227	$172,473	$139,184	$385,557	$201,220	$1,548,661	$2,647,322
Average interest rate	7.1%	6.8%	7.1%	6.9%	5.1%	7.0%	6.8%
Variable rate debt(2)	$544	$60,191	$494,853	$93,349	$35,957	$62,987	$747,881
Average interest rate	4.0%	2.9%	2.5%	2.4%	2.1%	1.5%	2.4%
Interest Payments	$14,238	$13,474	$22,253	$28,844	$11,017	$109,351	$199,177

(1)	Represents 78.0% of all outstanding debt.

(2)	Represents 22.0% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10%, then the increase in interest expense on the variable rate debt would be $1.8 million annually. As of June 30, 2005, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.4 billion based on our estimate of current market interest rates.
      As of June 30, 2005 and December 31, 2004, variable rate debt comprised 22.0% and 15.3%, respectively, of all our outstanding debt. Variable rate debt was $747.9 million and $498.3 million, respectively, as of June 30, 2005 and December 31, 2004. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our variable rate debt increases our risk associated with unfavorable interest rate fluctuations.
      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at June 30, 2005 were two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and Japanese TIBOR (Japan). The following table summarizes our financial instruments as of June 30, 2005:

	Maturity Dates
			Notional
Related Derivatives (in thousands)	December 8, 2005	October 29, 2012	Amount	Fair Value

Interest Rate Swaps:
Plain Interest Rate Swap, Japan
Notional Amount (U.S. Dollars)		$117,202	$117,202
Receive Floating(%)		3M TIBOR
Pay Fixed Rate(%)		1.32%
Fair Market Value		$(4,025)		$(4,025)
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)	$9,323		9,323
Receive Floating(%)	3M EURIBOR
Pay Fixed Rate(%)	3.72%
Fair Market Value	$(432)			(432)

Total			$126,525	$(4,457)

      International Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income as a separate component of Partners’ Capital and totaled $0.3 million for the six months ended June 30, 2005.
      Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three months and six months ended June 30, 2005, gains from remeasurement and the sale of one foreign exchange agreement included in our results of operations were $0.6 million and $0.9 million, respectively.
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
      As of June 30, 2005, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      AMB Property Corporation held its Annual Meeting of Stockholders on May 12, 2005, at which its stockholders voted to elect nine directors, who are listed below, to its Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders votes with respect to the election of directors were as follows:

	For	Withheld

Hamid R. Moghadam	71,434,313	870,901
W. Blake Baird	72,186,807	118,407
T. Robert Burke	72,210,837	94,377
David A. Cole	72,190,621	114,592
Lydia H. Kennard	72,206,090	99,124
J. Michael Losh	68,049,989	4,255,224
Frederick W. Reid	72,208,906	96,307
Jeffrey L. Skelton, Ph.D.	68,973,049	3,332,165
Thomas W. Tusher	72,174,176	131,037
      At AMB Property Corporation’s Annual Meeting of Stockholders on May 12, 2005, its stockholders also ratified the selection of PricewaterhouseCoopers LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2005. The stockholders votes with respect to the ratification of PricewaterhouseCoopers LLP as its independent registered public accounting firm were as follows:

	For	Against	Absentions	Broker Non-votes

Ratification of PricewaterhouseCoopers LLP	69,781,983	2,503,975	19,254	0

Item 5.	Other Information
      None.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
Number	Description

10.1	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property Corporation, AMB Property, L.P., the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents.

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 9, 2005.

32.1	18 U.S.C.§ 1350 Certifications dated August 9, 2005. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
Date: August 9, 2005