Form 10-Q
period 2005-09-30
AMB PROPERTY LP
filed 2005-11-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements
AMB PROPERTY, L.P.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,593,063	$1,509,145
Buildings and improvements	4,473,044	4,305,622
Construction in progress	832,717	711,377

Total investments in properties	6,898,824	6,526,144
Accumulated depreciation and amortization	(721,892)	(615,646)

Net investments in properties	6,176,932	5,910,498
Investments in unconsolidated joint ventures	115,624	55,166
Properties held for contribution, net	80,245	—
Properties held for divestiture, net	45,742	87,340

Net investments in real estate	6,418,543	6,053,004
Cash and cash equivalents	131,875	109,392
Restricted cash	30,562	37,201
Mortgage and loan receivables	21,652	13,738
Accounts receivable, net of allowance for doubtful accounts	158,000	109,028
Deferred financing costs, net	24,175	28,340
Other assets	51,430	36,240

Total assets	$6,836,237	$6,386,943

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$2,051,480	$1,892,524
Unsecured senior debt securities	1,003,940	1,003,940
Unsecured debt	24,175	9,028
Unsecured credit facilities	472,291	351,699

Total debt	3,551,886	3,257,191
Security deposits	45,717	40,260
Distributions payable	43,258	41,103
Accounts payable and other liabilities	173,450	180,923

Total liabilities	3,814,311	3,519,477
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	933,262	828,622
Preferred unitholders	203,329	203,302

Total minority interests	1,136,591	1,031,924
Partners’ capital:
General partner, 85,078,332 and 83,019,229 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference and 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference	1,723,567	1,671,140
Limited partners, 4,417,004 and 4,600,556 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	161,768	164,402

Total partners’ capital	1,885,335	1,835,542

Total liabilities and partners’ capital	$6,836,237	$6,386,943

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Unaudited, dollars in thousands, except unit
	and per unit amounts)
REVENUES
Rental revenues	$169,658	$165,063	$505,030	$470,751
Private capital income	5,764	2,726	12,520	8,077

Total revenues	175,422	167,789	517,550	478,828
COSTS AND EXPENSES
Property operating expenses	(23,000)	(23,132)	(70,171)	(66,567)
Real estate taxes	(20,646)	(18,094)	(60,671)	(54,282)
Depreciation and amortization	(44,471)	(39,488)	(132,294)	(112,362)
General and administrative	(19,665)	(15,656)	(57,070)	(44,869)
Fund costs	(329)	(78)	(1,073)	(737)

Total costs and expenses	(108,111)	(96,448)	(321,279)	(278,817)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	1,529	603	9,959	3,256
Other income and expenses, net	2,897	1,253	3,224	3,219
Gains from dispositions of real estate interests	—	—	18,923	—
Development profits, net of taxes	398	1,521	20,322	4,756
Interest expense, including amortization	(40,760)	(40,287)	(122,345)	(119,309)

Total other income and expenses, net	(35,936)	(36,910)	(69,917)	(108,078)

Income before minority interests and discontinued operations	31,375	34,431	126,354	91,933

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(10,902)	(9,958)	(33,070)	(27,811)
Joint venture partners’ share of development profits	—	(66)	(9,568)	(672)
Preferred unitholders	(3,831)	(3,378)	(11,431)	(10,076)

Total minority interests’ share of income	(14,733)	(13,402)	(54,069)	(38,559)

Income from continuing operations	16,642	21,029	72,285	53,374

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	306	3,235	3,822	9,358
Gains from dispositions of real estate, net of minority interests	15,129	11,051	51,385	13,034

Total discontinued operations	15,435	14,286	55,207	22,392

Net income	32,077	35,315	127,492	75,766
Series L and M preferred unit distributions	(1,783)	(1,783)	(5,349)	(5,349)
Series B, J and K preferred unit distributions	(1,590)	(1,590)	(4,770)	(4,770)

Net income available to common unitholders	$28,704	$31,942	$117,373	$65,647

Income available to common unitholders attributable to:
General partner	$27,285	$30,266	$111,275	$62,188
Limited partners	1,419	1,676	6,098	3,459

Net income available to common unitholders	$28,704	$31,942	$117,373	$65,647

Basic income per common unit
Income from continuing operations (after preferred unit distributions)	$0.15	$0.21	$0.71	$0.50
Discontinued operations	0.17	0.16	0.62	0.26

Net income available to common unitholders	$0.32	$0.37	$1.33	$0.76

Diluted income per common unit
Income from continuing operations (after preferred unit distributions)	$0.14	$0.19	$0.67	$0.48
Discontinued operations	0.17	0.16	0.60	0.25

Net income available to common unitholders	$0.31	$0.35	$1.27	$0.73

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	89,098,104	86,943,931	88,407,261	86,749,022

Diluted	93,034,016	90,146,245	92,121,224	89,764,633

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2005

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

	(Unaudited, dollars in thousands, except unit amounts)
Balance as of December 31, 2004	4,300,000	$103,204	83,019,229	$1,567,936	1,600,000	$77,815	4,600,556	$86,587	$1,835,542
Comprehensive income:
Net income	—	5,349	—	111,275	—	4,770	—	6,098
Unrealized gain on securities and derivatives	—	—	—	63	—	—	—	—
Currency translation adjustment	—	—	—	(1,369)	—	—	—	—
Total comprehensive income									126,186
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	218,672	13,862	—	—	—	—	13,862
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,656,879	39,937	—	—	—	—	39,937
Conversion of operating partnership units to common stock	—	—	183,552	8,025	—	—	(183,552)	(3,468)	4,557
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,458)	—	—	—	—	(1,458)
Deferred compensation	—	—	—	(13,862)	—	—	—	—	(13,862)
Deferred compensation amortization	—	—	—	9,623	—	—	—	—	9,623
Reallocation of interests	—	—	—	(2,133)	—	—	—	897	(1,236)
Distributions	—	(5,349)	—	(111,536)	—	(4,770)	—	(6,161)	(127,816)

Balance as of September 30, 2005	4,300,000	$103,204	85,078,332	$1,620,363	1,600,000	$77,815	4,417,004	$83,953	$1,885,335

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	2005	2004

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,492	$75,766
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(15,250)	(11,961)
Depreciation and amortization	132,294	112,362
Stock-based compensation amortization	9,623	7,943
Equity in earnings of unconsolidated joint ventures	(9,959)	(3,256)
Operating distributions received from unconsolidated joint ventures	1,560	4,086
Gains from dispositions of real estate interest	(18,923)	—
Development profits, net of taxes	(20,322)	(4,756)
Debt premiums, discounts and finance cost amortization, net	2,489	(336)
Total minority interests’ share of net income	54,069	38,559
Discontinued operations:
Depreciation and amortization	1,468	10,369
Joint venture partners’ share of net income	409	3,641
Gains from dispositions of real estate, net of minority interests	(51,385)	(13,034)
Changes in assets and liabilities:
Accounts receivable and other assets	(26,702)	(9,708)
Accounts payable and other liabilities	7,425	26,794

Net cash provided by operating activities	194,288	236,469
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	5,673	(30,896)
Cash paid for property acquisitions	(273,844)	(300,802)
Additions to land, buildings, development costs, building improvements and lease costs	(430,796)	(470,934)
Net proceeds from divestiture of real estate	313,628	103,987
Additions to interests in unconsolidated joint ventures	(67,213)	(4,547)
Capital distributions received from unconsolidated joint ventures	10,024	8,253
(Issuance) and repayment of mortgage and loan receivables	(7,914)	20,077

Net cash used in investing activities	(450,442)	(674,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	39,937	20,133
Borrowings on secured debt	277,613	200,016
Payments on secured debt	(85,230)	(81,719)
Payments on unsecured debt	(481)	(446)
Borrowings on unsecured credit facilities	649,996	683,463
Payments on unsecured credit facilities	(499,831)	(377,324)
Payment of financing fees	(4,976)	(7,422)
Net proceeds from issuances of senior debt securities	—	99,142
Issuance costs on preferred units	—	(169)
Contributions from co-investment partners	128,115	43,604
Distributions paid to partners	(119,500)	(113,763)
Distributions to minority interests, including preferred units	(101,320)	(43,471)

Net cash provided by financing activities	284,323	422,044
Net effect of exchange rate changes on cash	(5,686)	5,049
Net increase (decrease) in cash and cash equivalents	22,483	(11,300)
Cash and cash equivalents at beginning of period	109,392	127,678

Cash and cash equivalents at end of period	$131,875	$116,378

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$119,903	$108,220
Non-cash transactions:
Acquisition of properties	$354,154	$490,846
Assumption of secured debt	(66,673)	(130,588)
Assumption of other assets and liabilities	(2,013)	(52,302)
Acquisition capital	(11,624)	(5,319)
Minority interest’s contributions	—	(1,835)

Net cash paid	$273,844	$300,802

Contribution of properties to unconsolidated joint ventures, net	$27,282	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

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
      As of September 30, 2005, the Company owned an approximate 94.9% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 5.1% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.
      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of September 30, 2005, the Operating Partnership had investments in seven consolidated and two unconsolidated co-investment joint ventures.
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
      As of September 30, 2005, the Operating Partnership owned, managed and had renovation and development projects totaling 118.0 million square feet (11.0 million square meters) and 1,109 buildings in 40 markets within ten countries. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.
      As of September 30, 2005, on a consolidated basis the Operating Partnership’s 967 industrial buildings, principally warehouse distribution buildings, encompassed approximately 92.3 million rentable square feet and were 94.6% leased. As of September 30, 2005, the Operating Partnership’s other consolidated properties encompassed approximately 0.3 million rentable square feet and were 98.3% leased. As of September 30, 2005, the Operating Partnership also managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.7 million rentable square feet. In addition, the Operating Partnership had

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investments in 85 industrial operating properties, totaling approximately 12.5 million rentable square feet and had investments in two industrial development projects, totaling approximately 0.3 million rentable square feet, through unconsolidated joint ventures. As of September 30, 2005, the Operating Partnership also had investments in 37 industrial development projects which are expected to total approximately 9.4 million rentable square feet. Four development projects in the U.S., totaling $96.6 million and approximately 1.5 million rentable square feet, were available for sale or contribution.

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
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three and nine months ended September 30, 2005 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Operating Partnership believes that there are no impairments of the carrying values of its investments in real estate as of September 30, 2005.
      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.
      Comprehensive Income. The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $34.2 million and $35.3 million for the three months ended September 30, 2005 and 2004, respectively. Comprehensive income was $126.2 million and $74.8 million for the nine months ended September 30, 2005 and 2004, respectively.
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
      Stock-based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, our general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $0.9 million and $1.0 million during the three months ended September 30, 2005 and 2004, respectively, and $3.9 million and $3.0 million during the nine months ended September 30, 2005 and 2004, respectively. Additionally, the Operating Partnership awards restricted stock of the Company, our general partner, and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $1.8 million and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, and $5.7 million and $4.9 million for the nine months ended September 30, 2005 and 2004, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Operating Partnership followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.
      Had compensation costs for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Reduction to net income	$4	$247	$243	$857
Adjusted net income available to common unitholders	$28,700	$31,695	$117,130	$64,790
Adjusted income per common unit:
Basic	$0.32	$0.37	$1.32	$0.75
Diluted	$0.31	$0.35	$1.27	$0.72
      New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for public companies for annual periods beginning after June 15, 2005. The adoption of SFAS 123R will require the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. The adoption of SFAS 123R will have no material impact on the Operating Partnership’s financial position, results of operations or cash flows because all options issued prior to 2002 will have been fully amortized as of December 31, 2005.
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto rights. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. The Operating Partnership adopted the consolidation requirements of this consensus in the third quarter 2005 for all new or modified agreements and will adopt the consensus for existing agreements in the first quarter of 2006. The Operating Partnership does not believe that there will be a material impact on the Operating Partnership’s financial position, results of operations or cash flows.

3.	Real Estate Acquisition and Development Activity
      During the three months ended September 30, 2005, the Operating Partnership acquired eight industrial buildings, aggregating approximately 1.8 million square feet for a total expected investment of $158.5 million, including one building acquired by one of its unconsolidated co-investment joint ventures. Year-to-date through September 30, 2005, the Operating Partnership acquired 26 industrial buildings, aggregating approximately 4.8 million square feet for a total expected investment of $376.2 million, including one building acquired by one of its unconsolidated co-investment joint ventures. During the three months ended September 30, 2004, the Operating Partnership acquired two industrial buildings, aggregating approximately 0.6 million square feet for a total expected investment of $51.6 million. Year-to-date through September 30, 2004, the Operating Partnership acquired 48 industrial buildings, aggregating approximately 4.6 million square feet for a total expected investment of $490.8 million.
      For the quarter ended September 30, 2005, the Operating Partnership initiated eight new industrial development projects in North America and Europe with a total expected investment of $162.9 million, aggregating approximately 2.0 million square feet. During the nine months ended September 30, 2005, the Operating Partnership initiated 21 new industrial development projects in North America and Europe with a total expected investment of $335.0 million, aggregating approximately 4.6 million square feet. For the quarter ended September 30, 2004, the Operating Partnership initiated four new industrial development projects in North America with a total expected investment of $59.4 million, aggregating approximately 0.7 million square feet, and three new industrial development projects in Japan and Singapore with a total expected investment of $286.3 million, aggregating approximately 2.0 million square feet. During the nine months ended September 30, 2004, the Operating Partnership initiated nine new industrial development projects in North America with a total expected investment of $128.9 million, aggregating approximately 1.8 million square feet, and four new industrial development projects in Japan and Singapore with a total expected investment of $368.8 million, aggregating approximately 2.7 million square feet.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the three months ended September 30, 2005, the Operating Partnership completed five industrial buildings with a total expected investment of $124.1 million, aggregating approximately 2.3 million square feet. Three of these completed buildings with a total expected investment of $41.4 million and aggregating approximately 1.1 million square feet were placed in operations, and two buildings with a total expected investment of $82.7 million aggregating approximately 1.2 million square feet were available for sale or contribution as of September 30, 2005. During the three months ended September 30, 2004, the Operating Partnership completed two industrial buildings with a total investment of $15.4 million, aggregating 0.4 million square feet. One of the buildings with a total investment of $5.7 million and approximately 0.2 million square feet was placed in operations, and the other building with a total investment of $9.7 million and approximately 0.2 million square feet was available for sale or contribution as of September 30, 2004. During the nine months ended September 30, 2005, the Operating Partnership completed 12 industrial buildings with a total expected investment of $220.0 million, aggregating approximately 3.7 million square feet. Nine of these completed buildings with a total expected investment of $117.3 million and aggregating approximately 2.2 million square feet were placed in operations, and three buildings with a total expected investment of $102.7 million aggregating approximately 1.6 million square feet were either sold or contributed or were available for sale or contribution as of September 30, 2005. During the nine months ended September 30, 2004, the Operating Partnership completed and placed in operations, four industrial buildings with a total investment of $42.3 million, aggregating approximately 0.8 million square feet.
      As of September 30, 2005, the Operating Partnership had 39 industrial projects in its development pipeline, which will total approximately 9.7 million square feet, and will have an aggregate estimated investment of $923.3 million upon completion. Two of these industrial projects, with a total of 0.3 million square feet and an aggregate estimated investment of $24.2 million upon completion, are held in unconsolidated joint ventures. The Operating Partnership has an additional four development projects available for sale or contribution totaling approximately 1.5 million square feet, with an aggregate estimated investment of $96.6 million. As of September 30, 2005, the Operating Partnership and its joint venture partners had funded an aggregate of $622.8 million and needed to fund an estimated additional $300.5 million in order to complete its development pipeline. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the first quarter of 2008.

4.	Gains from Dispositions of Real Estate, Development Sales and Discontinued Operations
      Dispositions of Real Estate Interests. During the nine months ended September 30, 2005, the Operating Partnership contributed an industrial property for $23.6 million, consisting of one industrial building, aggregating approximately 0.4 million square feet, to its unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. The Operating Partnership recognized a gain of $1.7 million on the contribution, net of minority interests, representing the partial sale of the Operating Partnership’s interests in the contributed properties acquired by the third-party investors for cash. This amount is classified under development profits, net of taxes on the consolidated statement of operations. For the nine months ended September 30, 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.
      During the nine months ended September 30, 2005, the Operating Partnership contributed $106.9 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to its newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. The Operating Partnership recognized a total gain of $17.6 million on the contribution, representing the partial sale of the Operating Partnership’s interests in the contributed properties acquired by the third-party investors for cash.
      Development Sales. For the three months ended September 30, 2005, the Operating Partnership sold one 12,000 square foot development project and one land parcel, for an aggregate price of $4.5 million,

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulting in an after-tax gain of $0.4 million. For the nine months ended September 30, 2005, the Operating Partnership sold three development projects, aggregating approximately 55,000 square feet and three land parcels, for an aggregate price of $49.5 million, resulting in an after-tax gain of $18.6 million, of which $9.9 million was the joint venture partners’ share. During the three months ended September 30, 2004, the Operating Partnership sold three development projects, aggregating approximately 0.1 million square feet and one land parcel, for an aggregate price of $13.8 million, resulting in an after-tax gain of $1.5 million. During the nine months ended September 30, 2004, the Operating Partnership sold four development projects, aggregating approximately 0.2 million square feet and five land parcels, for an aggregate price of $27.8 million, resulting in an after-tax gain of $4.8 million.
      Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). During the three months ended September 30, 2005, the Operating Partnership divested itself of seven industrial buildings and one retail center, aggregating approximately 0.6 million square feet, for an aggregate price of $76.8 million, with a resulting net gain of $15.1 million. During the nine months ended September 30, 2005, the Operating Partnership divested itself of 35 industrial buildings and one retail center, aggregating approximately 2.5 million square feet, for an aggregate price of $252.0 million, with a resulting net gain of $51.4 million. During the three months ended September 30, 2004, the Operating Partnership divested itself of five industrial building and two retail centers, aggregating approximately 0.8 million square feet, for an aggregate price of $62.8 million, with a resulting net gain of $11.1 million. During the nine months ended September 30, 2004, the Operating Partnership divested itself of seven industrial buildings, two retail centers and one office building, aggregating approximately 1.2 million square feet, for an aggregate price of $80.7 million, with a resulting net gain of $13.0 million.
      Properties Held for Contribution. As of September 30, 2005, the Operating Partnership held for contribution to a co-investment joint venture two industrial buildings with an aggregate net book value of $80.2 million, which, when contributed to the joint venture, will reduce the Operating Partnership’s current ownership interest from approximately 99% to an expected range of 20-50%. These assets are not being held for divestiture under SFAS No. 144.
      Properties Held for Divestiture. As of September 30, 2005, the Operating Partnership held for divestiture eight industrial buildings and five undeveloped land parcels with an aggregate net book value of $45.7 million. These properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.
      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Rental revenues	$1,140	$13,314	$10,042	$34,174
Straight-line rents and amortization of lease intangibles	$(23)	(185)	111	655
Property operating expenses	$(395)	(2,105)	(2,731)	(6,142)
Real estate taxes	$(189)	(1,494)	(1,329)	(4,538)
Depreciation and amortization	$(239)	(3,136)	(1,468)	(10,369)
Other income and expenses, net	$(32)	39	18	6
Interest, including amortization	$50	(646)	(412)	(787)
Joint venture partners’ share of income	$(6)	(2,552)	(409)	(3,641)

Income attributable to discontinued operations	$306	$3,235	$3,822	$9,358

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005 and December 31, 2004, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004

Accounts receivable, net	$509	$409
Other assets	$17	$89
Accounts payable and other liabilities	$1,190	$772

5.	Mortgage and Loan Receivables
      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable on G.Accion, an unconsolidated investment. At December 31, 2004, the Operating Partnership also held a mortgage receivable from a prior year property sale, which was repaid during the first quarter of 2005. The Operating Partnership’s mortgage and loan receivables at September 30, 2005 and December 31, 2004 consisted of the following (dollars in thousands):

			September 30,	December 31,
Mortgage and Loan Receivables	Market	Maturity	2005	2004	Rate

1. Pier 1	SF Bay Area	May 2026	$12,852	$12,938	13.0%
2. G.Accion	Mexico, Various	November 2006	8,800	—	12.0%
3. Platinum Distribution Center	No. New Jersey	N/A	—	800	12.0%

Total Mortgage and Loan Receivables			$21,652	$13,738

6.	Debt
      As of September 30, 2005 and December 31, 2004, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004

Operating Partnership secured debt, varying interest rates from 0.7% to 10.4%, due January 2006 to October 2017 (weighted average interest rate of 4.0% and 5.3% at September 30, 2005 and December 31, 2004, respectively)	$509,639	$484,929
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due November 2005 to January 2025 (weighted average interest rates of 6.3% and 6.4% at September 30, 2005 and December 31, 2004, respectively)	1,529,219	1,396,829
Unsecured senior debt securities, varying interest rates from 3.5% to 8.6%, due December 2005 to June 2018 (weighted average interest rates of 6.6% and 6.6% at September 30, 2005 and December 31, 2004, respectively, net of $12.5 million unamortized discount)	1,003,940	1,003,940
Unsecured debt, due June 2013 and November 2015, interest rate of 8.2%	24,175	9,028
Unsecured credit facilities, variable interest rate, due June 2007 to June 2008 (weighted average interest rates of 2.6% and 1.9% at September 30, 2005 and December 31, 2004, respectively)	472,291	351,699

Total debt before unamortized premiums	3,539,264	3,246,425
Unamortized premiums	12,622	10,766

Total consolidated debt	$3,551,886	$3,257,191

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of September 30, 2005 and December 31, 2004, the total gross investment book value of those properties securing the debt was $3.2 billion and $3.3 billion, respectively, including $2.4 billion and $2.4 billion, respectively, in consolidated joint ventures. As of September 30, 2005, $1.8 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.6% while the remaining $219.7 million bear interest at variable rates (with a weighted average interest rate of 1.4%). The secured debt has various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of September 30, 2005. As of September 30, 2005, the Operating Partnership had certain non-recourse, secured loans, which are cross-collateralized by multiple properties.
      As of September 30, 2005, the Operating Partnership had issued an aggregate of approximately $1.0 billion, net of unamortized discount of $12.5 million, in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 4.8 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $400.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100 million of notes that were issued in June 1998, resulting in a discount of approximately $12.5 million. $21.1 million of the notes issued under the 2002 medium-term note program were cancelled in December 2004. As of September 30, 2005, the Operating Partnership’s 2002 medium-term note program had a remaining capacity of $175.0 million. The Operating Partnership intends to continue to issue medium-term notes, guaranteed by the Company, under its 2002 program from time to time and as market conditions permit. The unsecured senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of September 30, 2005.
      On June 1, 2004, the Operating Partnership completed the early renewal of its senior unsecured revolving line of credit in the amount of $500.0 million. The Company remains a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces the Operating Partnership’s previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of the Operating Partnership’s long-term debt. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of the Company’s unencumbered properties. As of September 30, 2005, the outstanding balance on the credit facility was $261.7 million and the remaining amount available was $199.7 million, net of outstanding letters of credit of $38.6 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on September 30, 2005, equaled approximately $128.8 million and $41.0 million in U.S. dollars, respectively. The revolving credit facility contains customary and other affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at September 30, 2005. As of September 30, 2005, the Operating Partnership had an additional outstanding balance of $89.2 million on other credit facilities.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on September 30, 2005, equaled approximately $211.4 million U.S. dollars. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of September 30, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2005, was $121.4 million in U.S. dollars. The revolving credit facility contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at September 30, 2005.
      On November 24, 2004, AMB Tokai TMK, a Japanese subsidiary of the Operating Partnership, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on September 30, 2005, equaled approximately $176.2 million U.S. dollars. The financing agreement is among AMB Tokai TMK, the Company, the Operating Partnership, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and a syndicate of banks. The Company and the Operating Partnership jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes the Operating Partnership was in compliance with its financial covenants as of September 30, 2005. In addition, Sumitomo, AMB Tokai TMK and the Operating Partnership signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
October 31, 2012. As of September 30, 2005, the outstanding balance on this financing agreement was 19.5 billion Yen, which, using the exchange rate in effect on September 30, 2005, equaled approximately $171.8 million U.S. dollars and is accounted for as wholly-owned secured debt.
      As of September 30, 2005, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized secured debt premiums, was as follows (dollars in thousands):

		Consolidated
	Operating	Joint	Unsecured
	Partnership	Venture	Senior
	Secured	Secured	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2005	$1,618	$24,417	$150,000	$167	$—	$176,202
2006	65,452	82,673	75,000	16,325	—	239,450
2007	12,502	75,298	75,000	752	383,091	546,643
2008	40,651	190,591	175,000	810	89,200	496,252
2009	5,157	167,399	100,000	873	—	273,429
2010	70,973	151,068	75,000	941	—	297,982
2011	21,715	437,873	75,000	1,014	—	535,602
2012	258,301	187,262	—	1,093	—	446,656
2013	14,993	134,376	53,940	920	—	204,229
2014	11,970	4,207	—	616	—	16,793
Thereafter	6,307	74,055	225,000	664	—	306,026

Total	$509,639	$1,529,219	$1,003,940	$24,175	$472,291	$3,539,264

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units
      Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 46.3 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt at September 30, 2005 and December 31, 2004 (dollars in thousands) were:

			Total Investment
		Operating	in Real Estate(7)		Secured Debt(8)
		Partnership’s
		Ownership	September 30,	December 31,	September 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2005	2004	2005	2004

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$99,345	$149,244	$40,915	$50,338
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	421,215	415,191	226,512	223,704
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	584,380	516,200	293,010	264,315
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	434,953	418,129	241,092	245,454
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	505,267	492,687	246,188	237,798
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	130,595	100,043	63,559	44,406
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.(6)	20%	672,906	523,037	333,318	258,164

Total			$2,848,661	$2,614,531	$1,444,594	$1,324,179

(1)	Comprised of 16 institutional investors as stockholders as of September 30, 2005.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of September 30, 2005.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.

(7)	The Operating Partnership also had other consolidated joint ventures with total investments in real estate of $371.0 million and $370.0 million at September 30, 2005 and December 31, 2004, respectively.

(8)	The Operating Partnership also had other consolidated joint ventures with secured debt of $94.4 million and $79.9 million at September 30, 2005 and December 31, 2004, respectively.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table distinguishes the minority interest as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004	Redemption Date

Joint Venture Partners	$933,262	$828,622	N/A
Held through AMB Property II, L.P.:			N/A
Class B Limited Partners	2,766	2,739	N/A
Series D preferred units (liquidation preference of $79,767)	77,684	77,684	May 2004
Series E preferred units (liquidation preference of $11,022)	10,788	10,788	August 2004
Series F preferred units (liquidation preference of $10,057)	9,900	9,900	March 2005
Series H preferred units (liquidation preference of $42,000)	40,912	40,912	September 2005
Series I preferred units (liquidation preference of $25,500)	24,800	24,800	March 2006
Series N preferred units (liquidation preference of $36,479)	36,479	36,479	September 2006-September 2009

Total minority interests	$1,136,591	$1,031,924

      The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Joint Venture Partners’ share of income	$10,902	$9,958	$33,070	$27,811
Joint Venture Partners’ share of development profits	—	66	9,568	672
Held through AMB Property II, L.P.:
Class B common limited partnership units	53	26	97	80
Series D preferred units (liquidation preference of $79,767)	1,545	1,545	4,636	4,636
Series E preferred units (liquidation preference of $11,022)	214	214	641	641
Series F preferred units (liquidation preference of $10,057)	200	200	600	600
Series H preferred units (liquidation preference of $42,000)	853	853	2,559	2,559
Series I preferred units (liquidation preference of $25,500)	510	510	1,530	1,530
Series N preferred units (liquidation preference of $36,479)	456	30	1,368	30

Total minority interests’ share of income	$14,733	$13,402	$54,069	$38,559

      The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of September 30, 2005 and December 31, 2004, the aggregate book value of the minority interests in the accompanying consolidated balance sheets was approximately $933.3 million and $828.6 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests were approximately $1.2 billion and $1.0 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

8.	Investments in Unconsolidated Joint Ventures
      The Operating Partnership’s investment in unconsolidated joint ventures at September 30, 2005 and December 31, 2004 totaled $115.6 million and $55.2 million, respectively. The Operating Partnership’s unconsolidated joint ventures’ net equity investments at September 30, 2005 and December 31, 2004 (dollars in thousands) were:

					Operating
					Partnership’s
		Square	September 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Feet	2005	2004	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC	Various, Mexico	1,647,622	$7,895	$9,467	20%
AMB Japan Fund I, L.P.	Various, Japan	1,184,662	13,109	—	20%
Other Industrial Operating Joint Ventures		9,295,507	41,523	41,371	52%
Other Industrial Development Joint Ventures		719,267	6,577	4,328	50%
Other Investment — G.Accion		N/A	46,520	—	43%

Total Unconsolidated Joint Ventures		12,847,058	$115,624	$55,166	42%

      On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. For the nine months ended September 30, 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC. For the nine months ended September 30, 2005, the Operating Partnership recognized development profits of $1.7 million from the contribution to AMB-SGP Mexico, LLC of one industrial building for $23.6 million aggregating approximately 0.4 million square feet.
      On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P. a joint venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen ($436 million U.S. dollars, using the exchange rate at September 30, 2005) for an approximate 80% equity interest. The Operating Partnership contributed $106.9 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to this fund. The Operating Partnership recognized a gain of $17.6 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.
      Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Operating Partnership’s office space in San Francisco. The investment is not consolidated because the Operating Partnership does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement. As of September 30, 2005, the Operating Partnership also had an approximate 43.0% unconsolidated equity interest in G.Accion S.A. de C.V. (“G.Accion”), a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

9.	Partners’ Capital
      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the nine months ended September 30, 2005, the Operating Partnership redeemed 183,552 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005 the Operating Partnership had outstanding 85,078,332 common general partnership units: 4,417,004 common limited partnership units: 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units and 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units. The following table sets forth the distributions paid per unit:

		For the		For the
		Three Months		Nine Months
		Ended		Ended
		September 30,		September 30,

Paying Entity	Security	2005	2004	2005	2004

Operating Partnership	Common limited partnership units	$0.440	$0.425	$1.320	$1.275
Operating Partnership	Series J preferred units	$0.994	$0.994	$2.981	$2.981
Operating Partnership	Series K preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.440	$0.425	$1.320	$1.275
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$3.047	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$3.000
AMB Property II, L.P.	Series N preferred units	$0.625	$0.042	$1.875	$0.042

10.	Income Per Unit
      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the three and nine months ended September 30, 2005 and 2004 were stock options and restricted stock granted under the Company’s stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted income per common unit is presented below (dollars in thousands, except unit and per unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Numerator
Income from continuing operations	$16,642	$21,029	$72,285	$53,374
Preferred unit distributions	(3,373)	(3,373)	(10,119)	(10,119)

Income from continuing operations (after preferred unit distributions)	13,269	17,656	62,166	43,255
Income attributable to discontinued operations, net of minority interests	306	3,235	3,822	9,358
Gains from dispositions of real estate, net of minority interests	15,129	11,051	51,385	13,034

Net income available to common unitholders	$28,704	$31,942	$117,373	$65,647

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Denominator
Basic	89,098,104	86,943,931	88,407,261	86,749,022
Stock options and restricted stock dilution	3,935,912	3,202,314	3,713,963	3,015,611

Diluted weighted average common units	93,034,016	90,146,245	92,121,224	89,764,633

Basic income per common unit
Income from continuing operations (after preferred unit distributions)	$0.15	$0.21	$0.71	$0.50
Discontinued operations	0.17	0.16	0.62	0.26

Net income available to common unitholders	$0.32	$0.37	$1.33	$0.76

Diluted income per common unit
Income from continuing operations (after preferred unit distributions)	$0.14	$0.19	$0.67	$0.48
Discontinued operations	0.17	0.16	0.60	0.25

Net income available to common unitholders	$0.31	$0.35	$1.27	$0.73

11.	Segment Information
      The Operating Partnership mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 99.7% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 0.3% of the Operating Partnership’s portfolio is comprised of other properties located in Southeast Florida. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,

Segments	2005	2004	2005	2004

Industrial domestic hub and gateway markets:
Atlanta	$5,516	$7,547	$4,300	$5,847
Chicago	14,296	11,139	9,646	7,302
Dallas/ Fort Worth	4,187	4,080	2,756	2,650
Los Angeles	27,001	26,209	21,312	20,628
Northern New Jersey/ New York	20,375	17,554	14,394	12,367
San Francisco Bay Area	21,014	30,424	16,497	25,238
Miami	8,491	8,560	5,770	6,032
Seattle	11,139	10,587	8,437	8,295
On-Tarmac	14,418	12,998	8,544	7,458

Total industrial domestic hub markets	126,437	129,098	91,656	95,817
Other domestic target markets	24,955	27,894	18,173	20,283
Other domestic non-target markets	7,633	9,543	5,605	7,069
International target markets	5,321	7,057	4,852	6,410
Straight-line rents and amortization of lease intangibles	5,889	2,856	5,889	2,856
Total other markets	540	1,744	370	932
Discontinued operations	(1,117)	(13,129)	(533)	(9,530)

Total	$169,658	$165,063	$126,012	$123,837

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
      The other domestic target markets category includes Austin, Baltimore/ Washington D.C., Boston and Minneapolis. The other domestic non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes France, Germany, Japan, Mexico and the Netherlands.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)

	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,

Segments	2005	2004	2005	2004

Industrial domestic hub and gateway markets:
Atlanta	$15,996	$22,688	$12,439	$17,729
Chicago	40,689	32,609	27,664	21,960
Dallas/ Fort Worth	12,452	11,681	8,546	7,603
Los Angeles	78,070	76,608	61,556	60,430
Northern New Jersey/ New York	60,207	45,638	42,585	31,355
San Francisco Bay Area	63,936	77,026	51,025	62,163
Miami	25,525	25,159	17,372	17,640
Seattle	32,814	30,987	25,406	24,239
On-Tarmac	42,281	40,899	24,697	23,160

Total industrial domestic hub markets	371,970	363,295	271,290	266,279
Other domestic target markets	78,350	81,720	55,574	59,519
Other domestic non-target markets	26,048	24,657	19,509	17,869
International target markets	20,970	18,578	16,862	15,271
Straight-line rents and amortization of lease intangibles	15,250	11,961	15,250	11,961
Total other markets	2,595	5,369	1,796	3,152
Discontinued operations	(10,153)	(34,829)	(6,093)	(24,149)

Total	$505,030	$470,751	$374,188	$349,902

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Property NOI	$126,012	$123,837	$374,188	$349,902
Private capital income	5,764	2,726	12,520	8,077
Depreciation and amortization	(44,471)	(39,488)	(132,294)	(112,362)
General and administrative	(19,665)	(15,656)	(57,070)	(44,869)
Fund costs	(329)	(78)	(1,073)	(737)
Equity in earnings of unconsolidated joint ventures	1,529	603	9,959	3,256
Other income and expenses, net	2,897	1,253	3,224	3,219
Gains from dispositions of real estate	—	—	18,923	—
Development profits, net of taxes	398	1,521	20,322	4,756
Interest, including amortization	(40,760)	(40,287)	(122,345)	(119,309)
Total minority interests’ share of income	(14,733)	(13,402)	(54,069)	(38,559)
Total discontinued operations	15,435	14,286	55,207	22,392

Net income	$32,077	$35,315	$127,492	$75,766

      The Operating Partnership’s total assets by market were:

	Total Assets as of

	September 30, 2005	December 31, 2004

Industrial domestic hub and gateway markets:
Atlanta	$222,760	$204,554
Chicago	520,973	479,919
Dallas/ Fort Worth	145,559	143,953
Los Angeles	948,913	922,401
Northern New Jersey/ New York	838,576	775,784
San Francisco Bay Area	833,925	788,120
Miami	380,997	363,694
Seattle	422,626	377,142
On-Tarmac	248,790	239,377

Total industrial domestic hub markets	4,563,119	4,294,944
Other domestic target markets	738,482	825,930
Other non-target markets and other	298,697	308,428
International target markets	856,892	684,184
Total other markets	11,585	15,915
Investments in unconsolidated joint ventures	115,624	55,166
Non-segment assets	251,838	202,376

Total assets	$6,836,237	$6,386,943

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Commitments
      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from two to 58 years. Operating lease payments are being amortized ratably over the terms of the related leases.
      Standby Letters of Credit. As of September 30, 2005, the Operating Partnership had provided approximately $48.5 million in letters of credit, of which $38.6 million was provided under its $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. As of September 30, 2005, the Operating Partnership had outstanding guarantees in the aggregate amount of $101.8 million in connection with certain acquisitions. As of September 30, 2005, the Operating Partnership guaranteed $21.8 and $2.3 million on outstanding loans on two of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively. Additionally, the Operating Partnership provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $13.4 million, if permanent financing can not be obtained upon stabilization for one of its unconsolidated joint ventures, of which $12.5 million was outstanding as of September 30, 2005.
      Performance and Surety Bonds. As of September 30, 2005, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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
      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	a downturn in California’s economy or real estate conditions;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary financing;

•	changes in local, state and federal regulatory requirements and

•	environmental uncertainties.
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
      National industrial markets continued to improve in the third quarter of 2005 when compared with the same period of 2004. According to Torto Wheaton Research, the positive trend in demand began in the second quarter of 2004 and reversed 14 prior quarters of negatively trending, or rising, space availability. We believe the protracted period of rising availability created a difficult national leasing environment which is now improving, particularly in large industrial markets tied to global trade. During the two-and-a-half year period of negatively trending industrial space availability, investor demand for industrial property (as supported by our observation of strong national sales volumes and declining acquisition capitalization rates) remained consistently strong. We believe we capitalized on the demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis but believe we have substantially achieved our repositioning goals.
      The table below summarizes key operating and leasing statistics for our industrial operating properties as of and for the three and nine months ended September 30, 2005 and 2004:

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets(1)	Markets	Average

As of and for the three months ended September 30, 2005:
% of total rentable square feet	75.7%	24.3%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%
Same space square footage leased	2,768,995	667,855	3,436,850
Rent increases (decreases) on renewals and rollovers	(10.1)%	4.0%	(7.6)%
As of and for the three months ended September 30, 2004:
% of total rentable square feet	74.5%	25.5%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%
Same space square footage leased	3,276,590	964,889	4,241,479
Rent increases (decreases) on renewals and rollovers	(13.4)%	(11.5)%	(13.2)%
As of and for the nine months ended September 30, 2005:
% of total rentable square feet	75.7%	24.3%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%
Same space square footage leased	8,487,892	1,906,438	10,394,330
Rent increases (decreases) on renewals and rollovers	(12.0)%	(2.8)%	(10.5)%
As of and for the nine months ended September 30, 2004:
% of total rentable square feet	74.5%	25.5%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%
Same space square footage leased	11,066,425	2,260,625	13,327,050
Rent increases (decreases) on renewals and rollovers	(14.6)%	(7.8)%	(13.6)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.

      The positive trends we observed for national industrial real estate during the quarter ended September 30, 2005, were supported by data provided by Torto Wheaton Research. First, national industrial space availability declined 40 basis points from the prior quarter to 10.0%, resulting in a year-over-year decline of 110 basis points from 11.1% at September 30, 2004. The decrease in national industrial space availability began in the second quarter of 2004, reversing the trend of the prior 14 quarters in which national industrial space availability increased on average 36 basis points per quarter. Additionally, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in available square feet, totaled approximately 93 million square feet in the quarter, the largest level of absorption since the fourth quarter of 2000. The third quarter 2005 absorption level of 93 million square feet exceeded the 60 million of square feet absorbed in the prior quarter and was well above the ten-year historical average of approximately 36 million square feet of space absorbed quarterly.
      Our industrial portfolio’s occupancy levels increased to 94.6% at September 30, 2005 from 94.5% at June 30, 2005, primarily reflecting increased occupancy levels in our properties in Chicago, San Francisco and Miami. During the quarter ended September 30, 2005, our lease expirations totaled approximately 4.3 million square feet while commencements of new or renewed leases totaled approximately 4.4 million square feet, contributing to the increase in our occupancy level.
      Rental rates on industrial lease renewals and rollovers in our portfolio declined 7.6% during the quarter ended September 30, 2005 compared with declines of 14.6% in the prior quarter and 13.2% in the third quarter of 2004. The decrease in the quarter was primarily attributable to rent roll downs in the San Francisco Bay area. Without the impact of the Bay area, rents on lease renewals and roll overs in the portfolio would have increased by 0.6% for our hub markets and would have increased by 1.4% for our total portfolio. Overall, we believe that the rents in place in our portfolio are approximately 5% above current market rents. As a result, we expect to see continued rent roll downs in coming quarters as we enter into or renew leases at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national industrial space availability. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10% and 20% from their peak levels in 2001 based on our research data. This decline in market rents from their 2001 peak levels had a negative impact on our results as 38.1% of the space that rolled over in our portfolio in the third quarter of 2005 had commenced between 1999 and 2001. Despite the 7.6% decline in rents on renewal and rollover in the quarter ended September 30, 2005, we observe generally positive trends for rental growth in our portfolio as rental rates in our portfolio declined at lesser rates in five of the previous six quarters. While the level of rental rate reduction varied by market, we achieved occupancy levels in our portfolio approximately 460 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. For example, during periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. We now believe that industrial real estate fundamentals in general, and occupancy in our portfolio specifically, have improved to a level at which we may increase rental rates in selected markets, including Los Angeles, Seattle, Northern New Jersey and Miami.
      We expect development to be a significant driver of our earnings growth as we expand our land and development for sale program, and contribute completed development projects into our co-investment program and recognize development profits. We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico and Japan are particularly attractive given the current lack of supply of modern distribution facilities in the major metropolitan markets of these countries. Globally, we have increased our development pipeline from a low of $106.8 million at the end of 2002 to approximately $923.3 million at September 30, 2005. In addition to our committed development pipeline, we hold a total of 1,322 acres for future development or sale, of which 1,210 acres, 67 acres and 45 acres are in North America, Europe and Asia respectively. We believe these 1,322 acres of land can support approximately 23.0 million square feet of additional development.

      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for acquisitions and developments. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures; however, there can be no assurance that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of September 30, 2005, we owned approximately 59.1 million square feet of our properties (50.1% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.
      By 2007, we plan to have approximately 15% of our portfolio (based on both consolidated and unconsolidated annualized base rent) invested in international markets. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore and Tokyo. It is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. As of September 30, 2005, our international operating properties comprised 6.1% of our annualized base rents, including properties owned by our unconsolidated joint ventures.
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
Summary of Key Transactions
      During the three months ended September 30, 2005, we completed the following significant capital deployment transactions:

•	Acquired eight buildings in the United States, the Netherlands and Japan, aggregating approximately 1.8 million square feet, for $158.5 million, including one building that was acquired by one of our unconsolidated co-investment joint ventures;

•	Commenced eight development projects in North America and Europe totaling 2.0 million square feet with an estimated total investment of approximately $162.9 million (using exchange rates in effect at September 30, 2005);

•	Sold one approximately 12,000 square foot development project and one land parcel, for an aggregate price of $4.5 million;

•	Divested ourselves of seven industrial buildings and one retail center, aggregating approximately 0.6 million square feet, for an aggregate price of $76.8 million; and

•	Acquired an approximate 5% investment in IAT Air Cargo Facilities Income Fund, a Canadian income trust specializing in aviation-related real estate at Canada’s international airports, which is accounted for on a cost method basis.
      During the nine months ended September 30, 2005, we completed the following significant capital deployment transactions:

•	Acquired 26 buildings in the United States, Netherlands, Japan and France, aggregating approximately 4.8 million square feet, for $376.2 million, including one building that was acquired by one of our unconsolidated co-investment joint ventures;

•	Acquired an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies for $46.1 million;

•	Acquired an approximate 5% investment in IAT Air Cargo Facilities Income Fund, a Canadian income trust specializing in aviation-related real estate at Canada’s international airports, which is accounted for on a cost method basis;

•	Commenced 21 development projects in North America and Europe, totaling 4.6 million square feet with an estimated total investment of approximately $335.0 million (using exchange rates in effect at September 30, 2005);

•	Sold three land parcels and three development projects available for sale, aggregating approximately 55,000 square feet, for an aggregate price of $49.5 million; and

•	Divested ourselves of 36 industrial buildings, aggregating approximately 2.5 million square feet, for an aggregate price of $252.0 million.
      See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.
      During the three months ended September 30, 2005, we completed the following capital markets and other financing transactions:

•	Obtained $33.1 million of debt (using exchange rates at September 30, 2005) with a weighted average interest rate of 3.3% for international acquisitions; and

•	Assumed $48.5 million of debt for our co-investment joint ventures at a weighted average interest rate of 7.2%; and

•	Obtained long-term secured debt financings for our co-investment joint ventures of $31.2 million with a weighted average rate of 5.3%; and

•	Exchanged $100 million of 6.9% Reset Put Securities for approximately $112.5 million of 5.094% Notes due 2015.
      During the nine months ended September 30, 2005, we completed the following capital markets and other financing transactions:

•	Obtained $46.7 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 3.7% for international acquisitions; and

•	Assumed $62.8 million of debt for our consolidated co-investment joint ventures at a weighted average interest rate of 7.4%; and

•	Obtained long-term secured debt financings for our co-investment joint ventures of $50.2 million with a weighted average rate of 5.2%; and

•	Formed an unconsolidated co-investment joint venture, AMB Japan Fund I, L.P., with planned investment of capacity of approximately $2.2 billion. We contributed $106.9 million of operating properties to the fund; and

•	Exchanged $100 million of 6.9% Reset Put Securities for approximately $112.5 million of 5.094% Notes due 2015.

•	Contributed an industrial property for $23.6 million to AMB-SGP Mexico, LLC, an unconsolidated co-investment joint venture.
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
THE COMPANY
      AMB Property , L.P., a Delaware limited partnership, acquires, develops and operates primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major highway systems. As of September 30, 2005, we owned, managed and had renovation and development projects totaling 118.0 million square feet (11.0 million square meters) and 1,109 buildings in 40 markets within ten countries.
      As of September 30, 2005, AMB Property Corporation owned an approximate 94.9% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.
      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both domestically and internationally. Our investment strategy seeks target markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by total consolidated and unconsolidated annualized base rents, 94.3% of our industrial properties are concentrated in our target markets. Much of our portfolio is comprised of industrial buildings in in-fill submarkets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.
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
      As of September 30, 2005, on a consolidated basis, our 967 industrial buildings, principally warehouse distribution buildings, encompassed approximately 92.3 million rentable square feet and were 94.6% leased. As of September 30, 2005, our other consolidated properties encompassed approximately 0.3 million rentable square feet and were 98.3% leased. As of September 30, 2005, we also managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.7 million rentable square feet. In addition, we had investments in 85 industrial operating properties, totaling approximately 12.5 million rentable square feet and had investments in two industrial development projects, totaling approximately 0.3 million rentable square feet, through unconsolidated joint ventures. As of September 30, 2005, we also had investments in 37 industrial development projects which are expected to total approximately 9.4 million square feet. Four development projects in the U.S., totaling $96.6 million and approximately 1.5 million square feet, were available for sale or contribution.
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
      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Amsterdam, Boston, Chicago, Los Angeles, Shanghai, Singapore, Tokyo and Vancouver. As of September 30, 2005, we employed 302 individuals: 165 at our San Francisco headquarters, 60 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this quarterly report.
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
Growth Strategies

Growth Through Operations
      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended September 30, 2005, however, our average industrial base rental rates decreased by 7.6% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy levels. During the three months ended September 30, 2005, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2003) decreased by 4.5% on our industrial properties. For the thirty calendar quarters following AMB Property Corporation’s initial public offering (the most recent reporting period for our peer group), our cash-basis same-store net operating income growth has outperformed our industrial peer average by approximately 149 basis points based on our research data. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 5.2% and maintained an average quarter-end occupancy of 94.8% in our industrial operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth Through Acquisitions and Capital Redeployment
      We believe that our acquisition experience and our network of property management, leasing and acquisition resources will continue to provide opportunities for external growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which we believe will give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe that our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for our or AMB Property II L.P.’s limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. Going forward, we believe that our recently-formed open-ended co-investment partnership, AMB Institutional Alliance Fund III, L.P., will serve as our primary source of capital for acquisitions of operating properties within the U.S. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.
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

Growth Through Development
      We believe that development, renovation and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and acquisition and management of value-added properties. Value-added conversion projects represent the repurposing of land or a building site for more valuable uses and may include such activities as rezoning, redesigning, reconstructing and retenanting. Both new development and value-added conversions require significant management attention and capital investment to maximize their return. Completed development properties may be held in our portfolio, sold to third parties or contributed to our co-investment joint ventures. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.
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

Growth Through Global Expansion
      By 2007, we plan to have approximately 15% of our portfolio (based on total consolidated and unconsolidated annualized base rent) invested in international markets. As of September 30, 2005, our international operating properties comprised 2.8% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 6.1%. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore and Tokyo.
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

Growth Through Co-Investments
      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by AMB’s private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment ventures. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive fees based on the performance of the co-investment joint ventures. As of September 30, 2005, we owned approximately 59.1 million square feet of our properties (50.1% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.
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
      As of September 30, 2005, same store industrial properties consisted of properties aggregating approximately 79.0 million square feet. The properties acquired during the three months ended September 30, 2005 consisted of 8 buildings, aggregating approximately 1.8 million square feet, including one building by one of our unconsolidated co-investment joint ventures. The properties acquired during the three months ended September 30, 2004 consisted of two buildings, aggregating approximately 0.6 million square feet. During the three months ended September 30, 2005, property divestitures and contributions consisted of 8 buildings, aggregating approximately 0.6 million square feet. During the three months ended September 30, 2004, property divestitures consisted of five industrial buildings and two retail centers, aggregating approximately 0.8 million square feet.
      The properties acquired during the nine months ended September 30, 2005 consisted of 26 buildings, aggregating approximately 4.8 million square feet, including one building by one of our unconsolidated co-investment joint ventures. The properties acquired during the nine months ended September 30, 2004 consisted of 48 buildings, aggregating approximately 4.6 million square feet. During the nine months ended September 30, 2005, property divestitures and contributions consisted of 43 buildings, aggregating approximately 3.8 million square feet. During the nine months ended September 30, 2004, property divestiture consisted of seven industrial buildings, two retail centers and one office building, aggregating approximately 1.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months ended September 30, 2005 and 2004 (dollars in millions):

Revenues	2005	2004	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$138.9	$144.6	$(5.7)	(3.9)%
2004 acquisitions	14.7	8.9	5.8	65.2%
2005 acquisitions	5.5	—	5.5	—%
Development	2.9	2.6	0.3	11.5%
Other industrial	2.1	1.7	0.4	23.5%
International industrial	5.3	7.0	(1.7)	(24.3)%
Retail	0.2	0.3	(0.1)	(33.3)%

Total rental revenues	169.6	165.1	4.5	2.7%
Private capital income	5.8	2.7	3.1	114.8%

Total revenues	$175.4	$167.8	$7.6	4.5%

      The decrease in U.S. industrial same store rental revenues was primarily driven by decreased lease termination fees and decreased rental rates in various markets. For the three months ended September 30, 2005, rents in the same store portfolio decreased 7.9% on industrial renewals and rollovers (cash basis) on 3.3 million square feet leased. Industrial same store occupancy was 94.4% at September 30, 2005 and 94.8% at September 30, 2004. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. The properties acquired during 2005 consisted of 26 buildings, aggregating approximately 4.8 million square feet. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The decrease in international industrial revenues of $1.7 million resulted primarily from our contribution of $106.9 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P., during the second quarter of 2005. The increase in private capital income was primarily due to asset management priority distributions from AMB Japan Fund I, L.P., and acquisition fees from AMB Institutional Alliance Fund III, L.P.

Costs and Expenses	2005	2004	$ Change	% Change

Property operating costs:
Property operating expenses	$23.0	$23.1	$(0.1)	(0.4)%
Real estate taxes	20.6	18.1	2.5	13.8%

Total property operating costs	$43.6	$41.2	$2.4	5.8%

Property operating costs
U.S. industrial:
Same store	$37.0	$37.5	$(0.5)	(1.3)%
2004 acquisitions	3.8	2.2	1.6	72.7%
2005 acquisitions	1.2	—	1.2	—%
Development	0.6	0.5	0.1	20.0%
Other industrial	0.4	0.1	0.3	300.0%
International industrial	0.5	0.7	(0.2)	(28.6)%
Retail	0.1	0.2	(0.1)	(50.0)%

Total property operating costs	43.6	41.2	2.4	5.8%
Depreciation and amortization	44.5	39.5	5.0	12.7%
General and administrative	19.7	15.6	4.1	26.3%
Fund costs	0.3	0.1	0.2	200.0%

Total costs and expenses	$108.1	$96.4	$11.7	12.1%

      Same store properties’ operating expenses showed a decrease of $0.5 million from prior year on a quarter-to-date basis due primarily to reduced insurance and non-reimbursable costs. The 2004 acquisitions consist of 64 buildings, aggregating approximately 7.6 million square feet. The 2005 acquisitions consist of 26 buildings, aggregating approximately 4.8 million square feet. Other industrial expenses include expenses from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The decrease in international industrial operating costs of $0.2 million resulted primarily from our contribution of $106.9 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P., during the second quarter of 2005. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to additional staffing and expenses for new initiatives, including our international and development expansions. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2005	2004	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$1.5	$0.6	$0.9	150.0%
Other income and expenses, net	2.9	1.3	1.6	123.1%
Development profits, net of taxes	0.4	1.5	(1.1)	(73.3)%
Interest expense, including amortization	(40.7)	(40.3)	0.4	1.0%

Total other income and (expenses), net	$(35.9)	$(36.9)	$(1.0)	(2.7)%

      The $0.9 million increase in equity in earnings of unconsolidated joint ventures was primarily due to the formation of an unconsolidated co-investment joint venture, AMB Japan Fund I, L.P., during the second quarter of 2005. The $1.6 million increase in other income and expenses was primarily due to an increase in nonqualified deferred compensation. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program.

Discontinued Operations	2005	2004	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.3	$3.2	$(2.9)	(90.6)%
Gains from dispositions of real estate, net of minority interests	15.1	11.1	4.0	36.0%

Total discontinued operations	$15.4	$14.3	$1.1	7.7%

      During the three months ended September 30, 2005, we divested ourselves of seven industrial buildings and one retail center, aggregating approximately 0.6 million square feet for $76.8 million, with a resulting net gain of approximately $15.1 million. During the three months ended September 30, 2004, we divested ourselves of five industrial buildings and two retail centers, aggregating approximately 0.8 million square feet for $62.8 million, with a resulting net gain of approximately $11.1 million.

Preferred Units	2005	2004	$ Change	% Change

Preferred unit distributions	$(3.4)	$(3.4)	$—	—%

For the Nine Months ended September 30, 2005 and 2004 (dollars in millions):

Revenues	2005	2004	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$421.1	$425.2	$(4.1)	(1.0)%
2004 acquisitions	43.3	14.4	28.9	200.7%
2005 acquisitions	8.4	—	8.4	—%
Development	5.1	8.6	(3.5)	(40.7)%
Other industrial	5.3	3.2	2.1	65.6%
International industrial	21.0	18.5	2.5	13.5%
Retail	0.8	0.8	—	—%

Total rental revenues	505.0	470.7	34.3	7.3%
Private capital income	12.5	8.1	4.4	54.3%

Total revenues	$517.5	$478.8	$38.7	8.1%

      The decrease in U.S. industrial same store rental revenues was primarily driven by decreased significant lease termination fees and decreased rental rates in various markets. For the nine months ended September 30, 2005, rents in the same store portfolio decreased 10.4% on industrial renewals and rollovers (cash basis) on 10.2 million square feet leased. Industrial same store occupancy was 94.4% at September 30, 2005 and 94.8% at September 30, 2004. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. The properties acquired during 2005 consisted of 26 buildings, aggregating approximately 4.8 million square feet. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues. The increase in private capital income was primarily due to asset management priority distributions from AMB Japan Fund I, L.P., and acquisition fees from AMB Institutional Alliance Fund III, L.P.

Costs and Expenses	2005	2004	$ Change	% Change

Property operating costs:
Property operating expenses	$70.2	$66.5	$3.7	5.6%
Real estate taxes	60.6	54.3	6.3	11.6%

Total property operating costs	$130.8	$120.8	$10.0	8.3%

Property operating costs
U.S. industrial:
Same store	$110.4	$110.9	$(0.5)	(0.5)%
2004 acquisitions	11.7	4.0	7.7	192.5%
2005 acquisitions	1.8	—	1.8	—%
Development	1.5	2.0	(0.5)	(25.0)%
Other industrial	1.0	0.2	0.8	400.0%
International industrial	4.1	3.3	0.8	24.2%
Retail	0.3	0.4	(0.1)	(25.0)%

Total property operating costs	130.8	120.8	10.0	8.3%
Depreciation and amortization	132.3	112.4	19.9	17.7%
General and administrative	57.1	44.9	12.2	27.2%
Fund costs	1.1	0.7	0.4	57.1%

Total costs and expenses	$321.3	$278.8	$42.5	15.2%

      Same store properties’ operating expenses decreased $0.5 million from prior year on a year-to-date basis. The 2004 acquisitions consist of 64 buildings, aggregating approximately 7.6 million square feet. The 2005 acquisitions consist of 26 buildings, aggregating approximately 4.8 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004, we acquired properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $1.7 million and additional staffing and expenses for new initiatives, including our international and development expansions. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2005	2004	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$10.0	$3.2	$6.8	212.5%
Other income and expenses, net	3.2	3.2	—	—%
Gains from dispositions of real estate interests	18.9	—	18.9	—%
Development profits, net of taxes	20.3	4.8	15.5	322.9%
Interest expense, including amortization	(122.3)	(119.3)	3.0	2.5%

Total other income and (expenses), net	$(69.9)	$(108.1)	$(38.2)	(35.3)%

      The $6.8 million increase in equity in earnings of unconsolidated joint ventures was primarily due to a gain of $5.4 million from the disposition of real estate by one of our unconsolidated co-investment joint ventures during the second quarter of 2005. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program.

Discontinued Operations	2005	2004	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$3.8	$9.4	$(5.6)	(59.6)%
Gains from dispositions of real estate, net of minority interests	51.4	13.0	38.4	295.4%

Total discontinued operations	$55.2	$22.4	$32.8	146.4%

      During the nine months ended September 30, 2005, we divested ourselves of 35 industrial buildings and one retail center, aggregating approximately 2.5 million square feet for $252.0 million, with a resulting net gain of approximately $51.4 million. During the nine months ended September 30, 2004, we divested ourselves of seven industrial buildings, two retail centers and one office building, aggregating approximately 1.2 million square feet for $80.7 million, with a resulting net gain of approximately $13.0 million.

Preferred Units	2005	2004	$ Change	% Change

Preferred unit distributions	$(10.1)	$(10.1)	$—	—%
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
Capital Resources
      Property Divestitures. During the three months ended September 30, 2005, we divested ourselves of seven industrial buildings and one retail center, aggregating approximately 0.6 million square feet, for an aggregate price of $76.8 million, with a resulting net gain of $15.1 million. During the nine months ended September 30, 2005, we divested ourselves of 35 industrial buildings and one retail center, aggregating approximately 2.5 million square feet, for an aggregate price of $252.0 million, with a resulting net gain of $51.4 million.
      Dispositions of Real Estate Interests. During the nine months ended September 30, 2005, we contributed one industrial building, aggregating approximately 0.4 million square feet, to AMB-SGP Mexico, LLC for $23.6 million. We recognized a gain of $1.7 million on the contribution, net of minority interests, representing the partial sale of our interests in the contributed properties acquired by the third-party investors for cash. This amount is classified under development profits, net of taxes on the consolidated statement of operations. For the nine months ended September 30, 2005, we recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.
      During the nine months ended September 30, 2005, we contributed $106.9 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. We recognized a total gain of $17.6 million on the contribution, representing the partial sale of our interests in the contributed properties acquired by the third-party investors for cash.
      Development Sales. For the three months ended September 30, 2005, we sold one approximately 12,000 square foot development project and one land parcel, for an aggregate price of $4.5 million, resulting in an after-tax gain of $0.4 million. For the nine months ended September 30, 2005, we sold three development projects, aggregating approximately 55,000 square feet and three land parcels, for an aggregate price of $49.5 million, resulting in an after-tax gain of $18.6 million, of which $9.9 million was the joint venture partners’ share. During the nine months ended September 30, 2004, we sold four development projects, aggregating approximately 0.2 million square feet and five land parcels, for an aggregate price of $27.8 million, resulting in an after-tax gain of $4.8 million.
      Properties Held for Contribution. As of September 30, 2005, we held for contribution to a co-investment joint venture two industrial buildings with an aggregate net book value of $80.2 million, which, when contributed to the joint venture, will reduce our current ownership interest from approximately 99% to an expected range of 20-50%. These assets are not being held for divestiture under SFAS No. 144.
      Properties Held for Divestiture. As of September 30, 2005, we held for divestiture eight industrial buildings and five undeveloped land parcels, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of September 30, 2005, the net carrying value of the properties held for divestiture was $45.7 million. Expected net sales proceeds exceed the net carrying value of the properties.
      Mortgage and Loan Receivables. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of September 30, 2005, the outstanding balance on the note was $12.9 million. We also hold a loan receivable of $8.8 million on G.Accion, an unconsolidated investment, which bears interest at 12.0% and matures in November 2006. At December 31, 2004, we also held a mortgage receivable from a property sale.
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
      Third-party equity interests in the joint ventures are reflected as minority interests in our consolidated financial statements. As of September 30, 2005, we owned approximately 54.5 million square feet of our properties (46.2% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures and 4.6 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at September 30, 2005 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Consolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	$200,000
AMB Institutional Alliance Fund III, L.P.(7)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	Comprised of 16 institutional investors as stockholders as of September 30, 2005.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of September 30, 2005.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

		Our
		Approximate
		Ownership	Original Planned
Unconsolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd(2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors(3)	20%	$2,230,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of September 30, 2005.
      Partners’ Capital. In December 2003, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock.

AMB Property Corporation did not repurchase or retire any shares of its common stock during the nine months ended September 30, 2005.
      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of September 30, 2005, our share of total debt-to-our share of total market capitalization ratio was 37.4%. (See footnote 1 to the Capitalization Ratio table contained in Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our consolidated co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without the approval of our noteholders or our general partner’s stockholders or circumstances could arise that could render us unable to comply with these policies.
      As of September 30, 2005, the aggregate principal amount of our secured debt was $2.0 billion, excluding unamortized debt premiums of $12.6 million. Of the $2.0 billion of secured debt, $1.5 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.7% to 10.4% per annum (with a weighted average rate of 5.7%) and final maturity dates ranging from January 2006 to January 2025. As of September 30, 2005, $1.8 billion of the secured debt obligations bears interest at fixed rates with a weighted average interest rate of 6.6% while the remaining $219.7 million bears interest at variable rates (with a weighted average interest rate of 1.4%).
      As of September 30, 2005, we had issued an aggregate of $1.0 billion, net of unamortized discount, in unsecured senior debt securities, which bore a weighted average interest rate of 6.6% and had an average term of 4.8 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $400.0 million of medium-term notes, which were issued under our 2000 medium-term note program, $225.0 million of medium-term notes, which were issued under our 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100 million of notes originally issued in June 1998, resulting in a discount of approximately $12.5 million. As of September 30, 2005, our 2002 medium-term note program has a remaining capacity of $175.0 million. We intend to continue to issue medium-term notes, guaranteed by AMB Property Corporation, under the 2002 program from time to time and as market conditions permit.
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
      Credit Facilities. On June 1, 2004, we completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. AMB Property Corporation remains a guarantor of our obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces our previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of our long-term debt. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of our unencumbered properties. As of September 30, 2005, the outstanding balance on the credit facility was $261.7 million and the remaining amount available was $199.7 million, net of outstanding letters of credit of $38.6 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on September 30, 2005, would equal approximately $128.8 million and $41.0 million in U.S. dollars, respectively. As of September 30, 2005, we had an additional outstanding balance of $89.2 million on other credit facilities.
      On June 29, 2004, AMB Japan Finance Y.K., one of our subsidiaries, entered into an unsecured revolving credit agreement providing for loans or letters of credit in a maximum principal amount outstanding at any time of up to 24 billion Yen, which, using the exchange rate in effect on September 30, 2005, equaled approximately $211.4 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of our long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of September 30, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2005, was $121.4 million in U.S. dollars.
      On November 24, 2004, AMB Tokai TMK, one of our Japanese subsidiaries, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on September 30, 2005, would equal approximately $176.2 million U.S. dollars. The financing agreement is among AMB Tokai TMK, us, AMB Property Corporation, Sumitomo Mitsui Banking Corporation and a syndicate of banks. We, along with AMB Property Corporation, jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the credit rating of our long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the our long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains customary and other affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, we, Sumitomo, and AMB Tokai TMK signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10 billion Yen and 15 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of September 30, 2005, the outstanding balance on this financing agreement was

19.5 billion Yen, which, using the exchange rate in effect on September 30, 2005, equaled approximately $171.8 million U.S. dollars and is accounted for as wholly-owned secured debt.
      The tables below summarize our debt maturities and capitalization as of September 30, 2005 (dollars in thousands):

Debt

	Our		Unsecured
	Secured	Joint Venture	Senior Debt	Unsecured	Credit
	Debt(4)	Debt	Securities	Debt	Facilities(1)	Total Debt

2005	$1,618	$24,417	$150,000	$167	$—	$176,202
2006	65,452	82,673	75,000	16,325	—	239,450
2007	12,502	75,298	75,000	752	383,091	546,643
2008	40,651	190,591	175,000	810	89,200	496,252
2009	5,157	167,399	100,000	873	—	273,429
2010	70,973	151,068	75,000	941	—	297,982
2011	21,715	437,873	75,000	1,014	—	535,602
2012	258,301	187,262	—	1,093	—	446,656
2013	14,993	134,376	53,940	920	—	204,229
2014	11,970	4,207	—	616	—	16,793
Thereafter	6,307	74,055	225,000	664	—	306,026

Subtotal	509,639	1,529,219	1,003,940	24,175	472,291	3,539,264
Unamortized premiums	2,819	9,803	—	—	—	12,622

Total consolidated debt	512,458	1,539,022	1,003,940	24,175	472,291	3,551,886
Our share of unconsolidated joint venture debt(2)	—	163,684	—	—	—	163,684

Total debt	512,458	1,702,706	1,003,940	24,175	472,291	3,715,570
Joint venture partners’ share of consolidated joint venture debt	—	(1,074,497)	—	—	—	(1,074,497)

Our share of total debt(3)	$512,458	$628,209	$1,003,940	$24,175	$472,291	$2,641,073

Weighed average interest rate	4.0%	6.3%	6.6%	7.5%	2.6%	5.6
Weighed average maturity (in years)	5.8	5.6	4.8	3.2	1.9	4.9

(1)	Includes $128.8 million, $162.4 million, $55.5 million and $7.1 million in Euro, Yen, Canadian dollar and Singapore dollar-based borrowings, respectively, translated to U.S. dollars using the functional exchange rates in effect on September 30, 2005.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.0% and 4.6 years, respectively.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $369.8 million. Of this, $259.9 million is associated with assets located in Asia and the remaining $109.9 million is related to assets located in Europe.

Market Capital

	Units	Market	Market
? Security	Outstanding	Price(1)	Value(1)

Common units	85,078,332	$44.90	$3,820,017
Common limited partnership units(2)	4,562,552	$44.90	204,859

Total	89,640,884		$4,024,876

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation
Security	Rate	Preference	Redemption Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series N preferred units	5.00%	36,479	September 2006-September 2009
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008

Weighted average/total	7.29%	$392,325

Capitalization Ratios as of September 30, 2005

Total debt-to-total market capitalization(1)	45.6%
Our share of total debt-to-our share of total market capitalization(1)	37.4%
Total debt plus preferred-to-total market capitalization(1)	50.5%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	43.0%
Our share of total debt-to-our share of total book capitalization(1)	55.8%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and our common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of September 30, 2005. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity
      As of September 30, 2005, we had $131.9 million in cash and cash equivalents and $300.5 million of additional available borrowings under our credit facilities. As of September 30, 2005, we had $30.6 million in restricted cash.
      We announced our intention to pay a regular cash distribution for the quarter ended September 30, 2005 of $0.440 per common unit. The distributions were payable on October 17, 2005 to unitholders of record on October 5, 2005. The series L and M preferred unit distributions were payable on October 17, 2005 to our general partner, AMB Property Corporation, as sole unitholder. The series E, F, J and K preferred unit quarterly distributions were payable on October 17, 2005. The series D, H and I preferred unit quarterly distributions were paid on September 26, 2005.
      The following table sets forth the dividends and distributions paid or payable per unit for the three and nine months ended September 30, 2005 and 2004:

		For the		For the
		three months ended		nine months ended
		September 30,		September 30,

Paying Entity	Security	2005	2004	2005	2004

Operating Partnership	Common limited partnership units	$0.440	$0.425	$1.320	$1.275
Operating Partnership	Series J preferred units	$0.994	$0.994	$2.981	$2.981
Operating Partnership	Series K preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.440	$0.425	$1.320	$1.275
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$3.047	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$3.000
AMB Property II, L.P.	Series N preferred units	$0.625	$0.042	$1.875	$0.042
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

Capital Commitments
      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during the three months ended September 30, 2005, we initiated eight new industrial development projects in Canada, the U.S. and Europe with a total expected investment of $162.9 million, aggregating approximately 2.0 million square feet. During the nine months ended September 30, 2005, we initiated 21 new industrial development projects in North America and Europe with a total expected investment of $335.0 million, aggregating approximately 4.6 million square feet. As of September 30, 2005, we had 39 projects in our development pipeline representing a total estimated investment of $923.3 million upon completion, of which two industrial projects with a total of 0.3 million square feet and an aggregate estimated investment of $24.2 million upon completion are held in unconsolidated joint ventures.

Of this total, $622.8 million had been funded as of September 30, 2005 and an estimated $300.5 million was required to complete the development pipeline. In addition, we held four development projects available for sale, representing a total estimated investment of $96.6 million upon completion. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
      Acquisitions. During the three months ended September 30, 2005, we acquired eight industrial buildings, aggregating approximately 1.8 million square feet for a total expected investment of $158.5 million, including one building acquired by one of our unconsolidated co-investment joint ventures. During the nine months ended September 30, 2005, we acquired 26 industrial buildings, aggregating approximately 4.8 million square feet for a total expected investment of $376.2 million, including one building acquired by one of our unconsolidated co-investment joint ventures. Additional acquisition activity in the nine months ended September 30, 2005 included the purchase of an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies, for $46.1 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.
      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from two to 58 years.
      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2005, we had investments in co-investment joint ventures with a gross book value of $2.8 billion, which are consolidated for financial reporting purposes, and net equity investments in unconsolidated co-investment joint ventures of $21.0 million. As of September 30, 2005, we may make additional capital contributions to current and planned co-investment joint ventures of up to $137.2 million (using the exchange rates at September 30, 2005). From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment trust, which would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
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
OFF-BALANCE SHEET ARRANGEMENTS
      Standby Letters of Credit. As of September 30, 2005, we had provided approximately $48.5 million in letters of credit, of which $38.6 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. As of September 30, 2005, we had outstanding guarantees in the aggregate amount of $101.8 million in connection with certain acquisitions. As of September 30, 2005, we guaranteed $21.8 and $2.3 million on outstanding loans on two of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively. Additionally, we provided a take out guarantee after the completion of construction on the aggregate construction loan amount of $13.4 million, if permanent financing can not be obtained upon stabilization for one of our unconsolidated joint ventures, of which $12.5 million was outstanding as of September 30, 2005.
      Performance and Surety Bonds. As of September 30, 2005, we had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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
SUPPLEMENTAL EARNINGS MEASURES
      FFO. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO, as defined by NAREIT, is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts such as AMB Property Corporation, our general partner, among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.
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
      The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands, except per unit amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$32,077	$35,315	$127,492	$75,766
Income available to common unitholders attributable to limited partners	(1,419)	(1,676)	(6,098)	(3,459)
Gains from dispositions of real estate, net of minority interests	(14,330)	(10,450)	(66,596)	(12,325)
Depreciation and amortization:
Total depreciation and amortization	44,471	39,488	132,294	112,362
Discontinued operations’ depreciation	239	3,136	1,468	10,369
Non-real estate depreciation	(892)	(172)	(2,439)	(508)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	10,902	9,958	33,070	27,811
Limited partnership unitholders’ minority interests (Net income)	636	846	1,713	2,099
Limited partnership unitholders’ minority interests (Development profits)	16	79	568	222
Discontinued operations’ minority interests (Net income)	22	2,728	611	4,150
FFO attributable to minority interests	(24,944)	(22,193)	(72,634)	(58,172)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(1,529)	(603)	(9,959)	(3,256)
Our share of FFO	4,592	1,661	11,808	6,089
Our share of development profits	—	—	5,441	—
Preferred unit distributions	(3,373)	(3,373)	(10,119)	(10,119)

Funds from operations	$46,468	$54,744	$146,620	$151,029

Basic FFO per common unit	$0.52	$0.63	$1.66	$1.74

Diluted FFO per common unit	$0.50	$0.61	$1.59	$1.68

Weighted average common units:
Basic	89,098,104	86,943,931	88,407,261	86,749,022

Diluted	93,034,016	90,146,245	92,121,224	89,764,633

OPERATING AND LEASING STATISTICS SUMMARY
      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
Operating Portfolio(1)	September 30, 2005	September 30, 2005

Square feet owned at September 30, 2005(2)	92,312,491	92,312,491
Occupancy percentage at September 30, 2005	94.6%	94.6%
Weighted average lease terms:
Original	6.1 years	6.1 years
Remaining	3.3 years	3.3 years
Tenant retention	67.3%	65%
Same Space Leasing Activity(3):
Rent decreases on renewals and rollovers	(7.6)%	(10.5)%
Same space square footage commencing (millions)	3.4	10.4
Second Generation Leasing Activity(4):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.69	$1.71
Re-tenanted	3.51	3.15

Weighted average	$2.58	$2.42

Square footage commencing (millions)	4.4	13.2

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes other properties’ square feet of 266,976 with occupancy of 98.3% and annualized base rent of $1.6 million.

(2)	In addition to owned square feet as of September 30, 2005, we managed, but did not have an ownership interest in, approximately 1.7 million additional square feet of industrial and other properties. We also have investments in approximately 12.5 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Square feet in same store pool at September 30, 2005(1)	78,971,981	78,971,981
% of total industrial square feet	85.5%	85.5%
Occupancy percentage at period end:
September 30, 2005	94.4%	94.4%
September 30, 2004	94.8%	94.8%
Tenant retention	66.0%	64.5%
Rent decreases on renewals and rollovers	(7.9)%	(10.4)%
Same space square footage commencing (millions)	3.3	10.2
Cash basis NOI growth % increase (decrease):
Revenues	(3.5)%	(0.9)%
Expenses	(0.5)%	(0.3)%
Net operating income	(4.5)%	(1.2)%
Net operating income without lease termination fees	0.1%	0.3%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or building has been substantially complete for at least 12 months).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2005, we had two outstanding interest rate swaps with an aggregate notional amount of $123.9 million (in U.S. dollars). See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”
      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $12.6 million as of September 30, 2005 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt(1)	$175,884	$173,020	$145,568	$385,232	$236,794	$1,680,660	$2,797,158
Average interest rate	7.1%	6.6%	7.0%	6.8%	5.2%	7.0%	6.8%
Variable rate debt(2)	$318	$66,430	$401,075	$111,020	$36,635	$126,628	$742,106
Average interest rate	3.0%	2.8%	2.6%	2.5%	2.0%	0.9%	2.3%
Interest Payments	$12,497	$13,279	$20,618	$28,971	$13,046	$118,786	$207,197

(1)	Represents 79.0% of all outstanding debt.

(2)	Represents 21.0% of all outstanding debt.

      If market rates of interest on our consolidated variable rate debt increased by 10%, then the increase in interest expense on the consolidated variable rate debt would be $1.7 million annually. As of September 30, 2005, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.5 billion based on our estimate of current market interest rates.
      As of September 30, 2005 and December 31, 2004, variable rate debt comprised 21.0% and 15.3%, respectively, of all our outstanding debt. Variable rate debt was $742.1 million and $498.3 million, respectively, as of September 30, 2005 and December 31, 2004. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our variable rate debt increases our risk associated with unfavorable interest rate fluctuations.
      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at September 30, 2005 were two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and Japanese TIBOR (Japan) and three put options hedging against adverse foreign fluctuations of the Mexican Peso and the Euro against the U.S. dollar. The following table summarizes our financial instruments as of September 30, 2005:

	Maturity Dates

	October 29,	October 29,	December 31,	December 8,	October 29,	Notional	Fair
Related Derivatives (in thousands)	2005	2005	2005	2005	2012	Amount	Value

Interest Rate Swaps:
Plain Interest Rate Swap, Japan
Notional Amount (U.S. Dollars)					$114,527	$114,527
Receive Floating(%)					3M TIBOR
Pay Fixed Rate(%)					1.32%
Fair Market Value							$(1,363)
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)				$9,323		9,323
Receive Floating(%)				3M EURIBOR
Pay Fixed Rate(%)				3.72%
Fair Market Value							(320)
Foreign Exchange Agreements:
Mexico
Options to Sell MXN/ Buy USD
Contract Amount (U.S. Dollars)	$13,592	$363				13,955
Contract FX Rate	10.80	10.75
Contract Premium	$159	$5					119
Europe
Options to Sell EUR/ Buy (U.S. Dollars)
Contract Amount (U.S. Dollars)			$2,179			2,179
Contract FX Rate			1.19
Contract Premium			$25				24

Total						$139,984	$(1,540)

      International Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $1.4 million for the nine months ended September 30, 2005.
      Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three months and nine months ended September 30, 2005, gains from remeasurement and the sale of one foreign exchange agreement included in our results of operations were $0.1 million and $1.0 million, respectively.
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
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, president and chief financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
      As of September 30, 2005, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
Number	Description

4.1	Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

4.2	5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property L.P.’s Current Report on Form 8-K filed on July 13, 2005).

10.1	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P., and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

10.2	Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P., and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2005.

32.1	18 U.S.C.§ 1350 Certifications dated November 9, 2005. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
Date: November 9, 2005