Form 10-K
period 2005-12-31
AMB PROPERTY LP
filed 2006-03-13
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-14245
AMB Property, L.P.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3285362 (IRS Employer Identification No.)
Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)
(415) 394-9000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b)) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      No market exists for the registrant’s partnership units and, therefore, an aggregate market value for such units cannot be determined. Due to the market capitalization of AMB Property Corporation, the registrant’s general partner, the registrant is filing as a large accelerated filer.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates by reference portions of AMB Property Corporation’s, the registrant’s general partner’s, Proxy Statement for its Annual Meeting of Stockholders which our general partner anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

PART I
Item 1. Business
Item 1A. Risk Factors
BUSINESS RISKS
Item 1B. Unresolved Staff Comments
Item 2. Properties
INDUSTRIAL PROPERTIES
OPERATING AND LEASING STATISTICS
DEVELOPMENT PROPERTIES
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
SELECTED COMPANY FINANCIAL AND OTHER DATA(1)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
OFF-BALANCE SHEET ARRANGEMENTS
SUPPLEMENTAL EARNINGS MEASURES
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Items 10, 11, 12, 13 and 14.
PART IV
Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXHIBIT INDEX
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 32.1

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
      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	a downturn in the U.S., California, or the global economy or real estate conditions;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary financing;

•	changes in local, state and federal regulatory requirements; and

•	environmental uncertainties.
      Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” in Item 1.A of this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

PART I

Item 1.	Business
General
      AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates industrial properties in key distribution markets throughout North America, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (“HTD®”) facilities; or any combination of these terms.
      We commenced operations shortly before the consummation of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with proximity to airports, seaports and major highway systems. As of December 31, 2005, we owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, or managed buildings, properties and development projects expected to total approximately 115.0 million rentable square feet (10.7 million square meters) and 1,057 buildings in 42 markets within eleven countries.
      As of December 31, 2005, AMB Property Corporation owned an approximate 95.1% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.
      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both domestically and internationally. Our investment strategy targets markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by total consolidated and unconsolidated annualized base rents, 94.6% of our portfolio of industrial properties is located in our target markets, and much of it in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.
      Our strategy is to become a leading provider of industrial properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.
      Further, we focus on High Throughput Distribution® (“HTD®”) facilities, which are buildings designed to facilitate the distribution of our customers’ products rather than store them. Our investment focus on HTD assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports.
      Of the approximately 115.0 million rentable square feet as of December 31, 2005:

•	on a consolidated basis, we owned or partially owned 876 industrial buildings, principally warehouse distribution facilities, encompassing approximately 87.8 million rentable square feet that were 95.8% leased, and other buildings encompassing approximately 0.3 million rentable square feet that were 98.7% leased;

•	we managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.7 million rentable square feet;

•	through unconsolidated joint ventures, we had investments in 86 industrial operating properties, totaling approximately 12.8 million rentable square feet, and two industrial development projects, expected to total approximately 0.3 million rentable square feet;

•	on a consolidated basis, we had investments in 45 industrial development projects which are expected to total approximately 11.5 million rentable square feet; and

•	on a consolidated basis, we owned one development project, totaling $32.8 million and approximately 0.6 million rentable square feet, that was available for sale or contribution.
      During 2005, our property acquisitions totaled $555.0 million (including expected capital expenditures), primarily in target metropolitan markets including Amsterdam, Boston, Chicago, Dallas, Los Angeles, Guadalajara, Hamburg, Shanghai and Tokyo. As of December 31, 2005, we had five industrial buildings and one undeveloped land parcel held for divestiture. Our dispositions during 2005 totaled $926.6 million, including assets in markets that no longer fit our investment strategy and properties at valuations that we considered to be at premium levels. While we continue to sell assets, we believe that we have substantially achieved our near-term strategic disposition goals. Additionally, we contributed $130.5 million of operating assets to a private capital joint venture as part of our continuing strategy to increase the proportion of our assets owned in co-investment joint ventures.
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
      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain regional offices in Amsterdam, Boston, Chicago, Los Angeles, New Jersey, Shanghai, Singapore, Tokyo and Vancouver. As of December 31, 2005, we employed 309 individuals: 161 at our San Francisco headquarters, 60 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this annual report or any other report or filing filed with the U.S. Securities and Exchange Commission.
      Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are the registered trademarks of AMB Property Corporation: AMB®; HTD®; and High Throughput Distribution®.
Operating Strategy
      We base our operating strategy on a variety of operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, property management, leasing, finance, accounting and market research. Our strategy is to leverage our expertise across a large customer base, and complement our internal management resources with long-standing relationships with entrepreneurial real estate management and development firms in our target markets.
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
Growth Strategies

Growth through Operations
      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. However, during 2005, our average industrial property base rental rates decreased by 9.7% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial property market weakened, we have focused on maintaining occupancy levels. During 2005, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2003) increased by 0.1% on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial property base rental rates of 4.9% and maintained an average quarter-end occupancy of 94.9% in our industrial property operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of net operating income and Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth through Development
      We believe that development, redevelopment and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and acquisition and management of value-added properties. Value-added conversion projects represent the repurposing of land or a building site for a more valuable use and may include such activities as rezoning, redesigning, reconstructing and retenanting. Both new development and value-added conversions require significant management attention and capital investment to maximize their return. Completed development properties may be held in our portfolio, sold to third parties or contributed to our co-investment joint ventures. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.
      We believe that the multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our general partner’s officers have specific experience in real estate development, both with us and with national development firms, and over the past two years, we have expanded our development staff. We pursue development projects directly and in joint ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.

Growth through Acquisitions and Capital Redeployment
      We believe that our acquisition experience and our network of property management, leasing and acquisition resources will continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which we believe may give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe also that our UPREIT structure enables us to acquire land and industrial properties in exchange for our or AMB Property II, L.P.’s limited partnership units, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. Going forward, we believe that AMB Institutional Alliance Fund III, L.P., will serve as our primary source of capital for acquisitions of operating properties within the U.S. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.
      We are generally engaged in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, large multi-property portfolios or other real estate companies. We cannot assure you that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facilities, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Key Transactions in 2005.”

Growth through Global Expansion
      By the end of 2007, we plan to have approximately 15% of our operating portfolio (based on consolidated and unconsolidated annualized base rent) invested in international markets. As of December 31, 2005, our international operating properties comprised 3.7% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 7.1%. Our North American target markets outside of the United States currently comprise Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently comprise Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore and Tokyo. We expect to add additional target markets outside the United States in the future.
      We believe that expansion into international target markets represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our domestic focus on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of High Throughput Distribution® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally.
      There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed in this report under the heading Business Risks — Risks Associated with Our International Business.” Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments
      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment joint ventures. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of December 31, 2005, we owned approximately 54.8 million square feet of our properties (47.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.

Item 1A.	Risk Factors
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
      The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may be adversely affected by:

•	changes in the general economic climate;

•	local conditions, such as oversupply of or a reduction in demand for industrial space;

•	the attractiveness of our properties to potential customers;

•	competition from other properties;

•	our ability to provide adequate maintenance and insurance;

•	increased operating costs;

•	increased cost of compliance with regulations;

•	the potential for liability under applicable laws (including changes in tax laws); and

•	disruptions in the global supply chain caused by political, regulatory or other factors including terrorism.
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
      As of December 31, 2005, leases on a total of 16.2% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2006. We derive most of our income from rent received from our customers. Accordingly, our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew these expiring leases or if the rental rates upon renewal or reletting are significantly lower than expected. If a tenant experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to customers.

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
      Our results of operations, distributable cash flow and the value of our common units would be adversely affected if a significant number of our tenants were unable to meet their lease obligations to us. In the event of a significant number of lease defaults, our cash flow may not be sufficient to pay distributions to our unitholders and repay maturing debt. As of December 31, 2005, we did not have any single tenant account for annualized base rent revenues greater than 3.7%. However, in the event of lease defaults by a significant number of our tenants, we may incur substantial costs in enforcing our rights as landlord.

We may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.
      We acquire and intend to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private institutional investment funds. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured credit facilities, proceeds from debt or limited partnership unit offerings by us or our subsidiaries and proceeds from property divestitures, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability make distributions to our unitholders and payments to our noteholders.

We may be unable to complete renovation and development projects on advantageous terms.
      As part of our business, we develop new and renovate existing properties. The real estate development and renovation business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders, which include the following risks:

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
      We have acquired and developed, and expect to continue to acquire and develop, properties outside the United States. Because local markets affect our operations, our international investments are subject to economic fluctuations in the international locations in which we invest. In addition, our international operations are subject to the usual risks of doing business abroad such as revisions in tax treaties or other laws and regulations, including those governing the taxation of our international revenues, restrictions on the transfer of funds, and, in certain parts of the world, uncertainty over property rights and political instability. We cannot predict the likelihood that any of these developments may occur. Further, we have entered, and may in the future enter, into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. And even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis or at all.
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
      We have acquired and may continue to acquire properties in international markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, there can be no guarantee that all such risks will be eliminated.

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
General Business Risks

Our performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.
      As of December 31, 2005, our industrial properties located in California represented 27.6% of the aggregate square footage of our industrial operating properties and 28.5% of our industrial annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

We may experience losses that our insurance does not cover.
      We carry commercial liability, property and rental loss insurance covering all the properties that we own and manage in types and amounts that we believe are adequate and appropriate given the relative risks applicable to the property, the cost of coverage and industry practice. Certain losses, such as those due to terrorism, windstorms, floods or seismic activity, may be insured subject to certain limitations, including large deductibles or co-payments and policy limits. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we consider commercially reasonable given the cost and availability of such coverage, we cannot be certain that we will be able to renew coverage on comparable terms or collect under such policies. In addition, there are other types of losses, such as those from riots, bio-terrorism or acts of war, that are not generally insured in our industry because it is not economically feasible to do so. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds our insured limits with respect to one or more of our properties, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the joint ventures, we generally will be liable for all of the joint ventures’ unsatisfied recourse obligations. Any such losses could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.
      A number of our properties are located in areas that are known to be subject to earthquake activity. Domestic properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, Memphis and Seattle. Our largest concentration of such properties is in California where, as of December 31, 2005, we had 253 industrial buildings, aggregating approximately 24.3 million square feet and representing 27.6% of our industrial operating properties based on aggregate square footage and 28.5% based on industrial annualized base rent. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.
      A number of our properties are located in areas that are known to be subject to hurricane and/or flood risk. We carry replacement-cost hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants. In 2005, various properties that we own or lease in New Orleans, Louisiana and South Florida suffered damage as a result of Hurricanes Katrina and Wilma. Although we expect that our insurance will cover losses arising from this damage in excess of the deductibles paid by us and do not believe that such losses would have a material adverse effect on our business, assets or results from operations, we cannot assure you that we will be reimbursed for all losses incurred.

We are subject to risks and liabilities in connection with properties owned through joint ventures, limited liability companies and partnerships.
      As of December 31, 2005, we owned approximately 54.8 million square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments involve certain risks, including:

•	if our partners, co-members or joint venturers go bankrupt, then we and any other remaining general partners, members or joint venturers would generally remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•	if our partners fail to fund their share of any required capital contributions, then we may be required to contribute such capital;

•	our partners, co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	our partners, co-members or joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our general partner’s current policy with respect to maintaining its qualification as a real estate investment trust;

•	the joint venture, limited liability and partnership agreements often restrict the transfer of a joint venture’s, member’s or partner’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	our relationships with our partners, co-members or joint ventures are contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above- market price to continue ownership;

•	disputes between us and our partners, co-members or joint venturers may result in litigation or arbitration that would increase our expenses and prevent AMB Property Corporation’s officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership or joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our partners, co-members or joint venturers.
      We generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives, however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

We may be unable to complete divestitures on advantageous terms or contribute properties.
      We intend to continue to divest ourselves of properties that do not meet our strategic objectives, provided that we can negotiate acceptable terms and conditions. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. If we are unable to dispose of properties on favorable terms or redeploy the proceeds of property divestitures in accordance with our investment strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our unitholders, and payments to our noteholders could be adversely affected.
      We also anticipate contributing or selling properties to funds and joint ventures. If the funds are unable to raise additional capital on favorable terms after currently available capital is depleted or if the value of such properties are appraised at less than the cost of such properties, then such contributions or sales could be delayed or prevented, adversely affecting our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. For example, although we have acquired land for development and made capital commitments in Japan and Mexico, we cannot be assured that we ultimately will be able to contribute such properties to funds or joint ventures as we have planned.

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
      In order for our general partner, AMB Property Corporation, to qualify as a real estate investment trust, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is taxed on its income to the extent it is not fully distributed. We are required to make distributions to AMB Property Corporation that will enable it to satisfy this distribution requirement and avoid tax liability. Consequently, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and must rely on third-party sources of capital. Further, in order for our general partner, AMB Property Corporation, to maintain its REIT status and avoid the payment of income and excise taxes, AMB Property Corporation may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability, and that of our general partner, to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including, general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of AMB Property Corporation’s capital stock.
Debt Financing Risks

We could incur more debt, increasing our debt service.
      It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of total debt-to-our share of total market capitalization ratio to exceed approximately 45%. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for our definitions of “market equity” and “our share of total debt.” The aggregate amount of indebtedness that we may incur under our policy increases directly with an increase in the market price per share of AMB Property Corporation’s capital stock. Further, our general partner’s management could alter or eliminate this policy without unitholder or noteholder approval. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to our unitholders.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.
      As of December 31, 2005, we had total debt outstanding of $3.4 billion. AMB Property Corporation guarantees our obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to make distributions to our unitholders and payments to our noteholders to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
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
      The terms of our credit agreements and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. As of December 31, 2005, we had certain non-recourse, secured loans, which are cross-collateralized by multiple properties. If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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
Conflicts of Interest Risks

Some of AMB Property Corporation’s directors and executive officers are involved in other real estate activities and investments and, therefore, may have conflicts of interest with us.
      Certain of AMB Property Corporation’s executive officers and directors own interests in other real-estate related businesses and investments, including retail development projects, office buildings and de minimis holdings of the equity securities of public and private real estate companies. AMB Property Corporation’s executive officers’ continued involvement in other real estate-related activities could divert their attention from our day-to-day operations. AMB Property Corporation’s executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through certain specified investments. State law may limit AMB Property Corporation’s ability to enforce these agreements. We believe that these properties and activities generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director of AMB Property Corporation, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. We will not acquire any properties from AMB Property Corporation’s executive officers, directors or their affiliates unless the transaction is approved by a majority of the disinterested and independent (as defined by the rules of the New York Stock Exchange) members of AMB Property Corporation’s board of directors with respect to that transaction.

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
      Under various environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances or petroleum products at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. These laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination.
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
      In addition, some of our properties are leased or have been leased, in part, to owners and operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances, creating a potential for the release of such hazardous or toxic substances. Further, certain of our properties are on, adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances, or upon which others have engaged, are engaged or may engage in activities that may release such hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the acquisition cost and obtain appropriate environmental insurance for the property. Further, in connection with certain divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
      At the time of acquisition, we subject all of our properties to a Phase I or similar environmental assessments by independent environmental consultants and we may have additional Phase II testing performed upon the consultant’s recommendation. These environmental assessments have not revealed, and we are not aware of, any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Nonetheless, it is possible that the assessments did not reveal all environmental liabilities and that there are material environmental liabilities unknown to us, or that known environmental conditions may give rise to liabilities that are greater than we anticipated. Further, our properties’ current environmental condition may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks) or by unrelated third parties. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

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
      From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.
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
      The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
INDUSTRIAL PROPERTIES
      As of December 31, 2005, on a consolidated basis, we owned 876 industrial buildings aggregating approximately 87.8 million rentable square feet, located in 33 markets throughout the United States and in China, France, Germany, Japan, Mexico and the Netherlands. Our industrial properties accounted for $527.3 million or 99.7% of our total annualized base rent as of December 31, 2005. Our industrial properties were 95.8% leased to 2,202 customers, the largest of which accounted for no more than 3.7% of our annualized base rent from our industrial properties. See Part IV, Item 15: Note 16 of “Notes to Consolidated Financial Statements” for segment information related to our operations.
      Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings.
      The following table identifies type and characteristics of our industrial buildings and each type’s percentage of our total portfolio based on square footage at December 31:

Building Type	Description	2005	2004

Warehouse	Customers typically 15,000-75,000 square feet, single or multi-tenant	44.2%	41.4%
Bulk Warehouse	Customers typically over 75,000 square feet, single or multi-tenant	40.0%	38.9%
Flex Industrial	Includes assembly or research & development, single or multi-customer	5.9%	7.1%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	4.6%	5.9%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	1.7%	2.3%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	3.1%	3.2%
Office	Single or multi-customer, used strictly for office	0.5%	1.2%

		100.0%	100.0%
      Lease Terms. Our industrial properties are typically subject to lease on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which customers pay expenses over certain threshold levels. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years, with a weighted average of six years, excluding renewal options. However, the majority of our industrial leases do not include renewal options.
      Overview of Major Target Markets. Our industrial properties are typically located near major airports, key interstate highways and seaports in major domestic metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Miami, Northern New Jersey/ New York City, the San Francisco Bay Area and Seattle. Our international industrial properties are located in major distribution markets, including Amsterdam, Frankfurt, Guadalajara, Hamburg, Mexico City, Paris, Shanghai, Singapore and Tokyo.
      Within these metropolitan areas, industrial properties are generally concentrated in locations with limited new construction opportunities within established, relatively large submarkets, which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These in-fill locations are typically near major airports, seaports or convenient to major highways and rail lines, and are proximate to large and diverse labor pools. There is typically broad demand for industrial space in these centrally located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer constraints to the supply of additional industrial properties.
Industrial Market Operating Statistics (1)
      As of December 31, 2005, we held investments in operating properties in 33 markets in our consolidated portfolio and an additional nine markets in our unconsolidated portfolio throughout the United States and in China, France, Germany, Japan, Mexico and the Netherlands. The following table represents properties in which we own a 100% interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development:

					No. New					Total U.S. Hub		Total/
			Dallas/	Los	Jersey/ New	San Francisco			North American	and Gateway	Total Other	Weighted
	Atlanta	Chicago	Ft. Worth	Angeles(2)	York	Bay Area	Miami	Seattle	On-Tarmac(3)	Markets	Markets	Average

Number of buildings	45	99	35	135	117	118	49	50	34	682	194	876
Rentable square feet	4,416,190	9,770,876	3,515,054	13,104,346	9,370,830	11,147,409	5,015,247	6,952,127	2,674,136	65,966,215	21,805,889	87,772,104
% of total rentable square feet	4.9%	11.1%	4.0%	14.9%	10.7%	12.7%	5.7%	7.9%	3.0%	74.9%	25.1%	100.0%
Occupancy percentage	95.2%	94.5%	91.5%	98.6%	96.8%	95.9%	98.3%	95.6%	95.0%	96.2%	94.6%	95.8%
Annualized base rent (000’s)	$18,473	$45,249	$12,311	$80,542	$67,212	$69,704	$36,207	$31,124	$45,296	$406,118	$121,194	$527,312
% of total annualized base rent	3.5%	8.6%	2.3%	15.3%	12.6%	13.2%	6.9%	5.9%	8.6%	76.9%	23.1%	100.0%
Number of leases	176	196	118	373	325	335	236	199	234	2,192	679	2,871
Annualized base rent per square foot	$4.39	$4.90	$3.83	$6.23	$7.41	$6.52	$7.34	$4.68	$17.83	$6.40	$5.87	$6.27
Lease expirations as a % of ABR:(4)
2005	25.1%	28.7%	9.4%	19.5%	14.9%	9.8%	17.9%	17.2%	17.0%	17.4%	12.1%	16.2%
2006	12.7%	26.7%	14.1%	13.7%	13.2%	15.5%	20.1%	18.2%	7.9%	15.7%	13.0%	15.1%
2007	24.2%	10.9%	19.3%	23.7%	10.6%	16.6%	12.1%	13.7%	11.7%	15.7%	13.3%	15.2%
Weighted average lease terms:
Original	5.1 years	4.5 years	5.8 years	6.0 years	6.8 years	5.6 years	5.4 years	6.0 years	8.6 years	5.8 years	6.9 years	6.1 years
Remaining	2.7 years	2.4 years	3.7 years	3.2 years	3.6 years	2.9 years	3.3 years	3.0 years	4.9 years	3.1 years	3.9 years	3.3 years
Tenant retention:
Quarter	96.6%	97.5%	85.0%	21.8%	13.9%	62.2%	76.1%	26.0%	83.6%	68.1%	56.0%	66.1%
Year-to-date	89.3%	82.1%	62.2%	48.6%	41.3%	67.6%	68.4%	53.2%	80.7%	64.5%	63.1%	64.2%
Rent increases on renewals and rollovers:
Quarter	(5.2)%	0.2%	(6.4)%	(4.0)%	(8.3)%	(14.6)%	(0.9)%	9.1%	6.7%	(3.9)%	(5.8)%	(4.3%)
Same space SF leased	426,728	733,877	271,284	316,071	270,250	449,978	329,653	147,427	126,674	3,071,942	769,692	3,841,634
Year-to-date	(3.0)%	0.7%	(6.0)%	1.6%	1.4%	(41.0)%	1.3%	(3.2)%	2.2%	(10.8)%	(4.3)%	(9.7%)
Same space SF leased	888,881	1,822,495	698,886	2,371,014	900,336	2,089,998	1,078,385	819,959	362,528	11,032,482	2,574,944	13,607,426
Same store cash basis NOI % change:
Quarter	3.9%	(18.4)%	(21.6)%	8.3%	41.3%	(2.8)%	21.0%	9.3%	12.1%	6.3%	1.2%	5.2%
Year-to-date	(3.5)%	(5.1)%	(2.4)%	3.5%	17.6%	(11.2)%	4.8%	7.0%	4.4%	0.6%	(1.9)%	0.1%
Sq. feet owned in same store pool(5)	3,843,330	7,104,452	3,374,894	11,510,097	6,517,164	10,587,804	4,236,006	6,117,008	2,556,891	55,847,646	16,604,963	72,452,609
AMB’s pro rata share of square feet(6)	2,533,993	8,671,069	2,552,038	10,633,857	5,315,216	8,562,343	4,262,752	3,763,649	2,530,524	48,825,441	18,341,161	67,166,602
Total market square footage(7)	5,422,133	14,431,125	3,737,334	17,930,364	9,853,611	11,551,326	5,671,847	7,718,372	3,930,038	80,246,150	34,708,482	114,954,632

(1)	Includes all industrial consolidated operating properties and excludes industrial development and renovation projects.

(2)	We also own a 19.9-acre parking lot with 2,720 parking spaces and 12 billboard signs in the Los Angeles market immediately adjacent to the Los Angeles International Airport.

(3)	Includes domestic on-tarmac air cargo facilities at 14 airports.

(4)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2005, multiplied by 12.

(5)	Same store pool excludes properties or developments stabilized after December 31, 2003. Stabilized properties are generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months.

(6)	Calculated as our pro rata share of square feet on consolidated and unconsolidated operating properties.

(7)	Total market square footage includes industrial and retail operating properties, development properties, unconsolidated properties (100% of the square footage) and properties managed for third parties.
Industrial Operating Portfolio Overview
      As of December 31, 2005, our 876 industrial buildings were diversified across 33 markets throughout the United States and in China, France, Germany, Japan, Mexico and the Netherlands. The average age of our industrial properties is approximately 21 years (since the property was built or substantially renovated). The following table represents properties in which we own a fee simple or leasehold interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated):

		Rentable	% of Total		Annualized	% of Total		Annualized
	Number of	Square	Rentable	Occupancy	Base Rent	Annualized	Number	Base Rent per
	Buildings	Feet	Square Feet	Percentage	(000’s)(2)	Base Rent	of Leases	Square Foot

Domestic Hub Markets	682	65,966,215	74.9%	96.2%	$406,118	76.9%	2,192	$6.40
Other Markets
Domestic Target Markets
Austin	8	1,558,757	1.8	93.9	8,371	1.6	29	5.72
Baltimore/ Washington DC	36	2,809,554	3.2	98.2	18,689	3.5	133	6.77
Boston	40	5,288,268	6.0	91.1	31,694	6.0	100	6.58
Minneapolis	29	3,707,692	4.2	98.0	15,912	3.0	136	4.38

Subtotal/ Weighted Average	113	13,364,271	15.2	94.8	74,666	14.1	398	5.89
Domestic Non-Target Markets
Charlotte	21	1,317,864	1.6	83.7	5,518	1.0	65	5.00
Columbus	1	240,000	0.3	100.0	720	0.1	3	3.00
Houston	1	410,000	0.5	100.0	2,531	0.5	1	6.17
Memphis	17	1,883,845	2.1	91.4	8,744	1.7	47	5.08
New Orleans	5	410,839	0.5	98.3	2,004	0.4	51	4.96
Orlando	16	1,424,748	1.7	96.4	6,250	1.2	75	4.55
San Diego	5	276,167	0.3	85.4	1,911	0.4	19	8.10

Subtotal/ Weighted Average	66	5,963,463	7.1	92.0	27,678	5.3	261	5.04
International Target Markets (1)
Amsterdam, Netherlands	5	476,972	0.5	100.0	4,608	0.9	5	9.66
Frankfurt, Germany	1	166,917	0.2	100.0	1,980	0.4	1	11.86
Hamburg, Germany	3	397,963	0.4	99.1	3,153	0.6	6	7.99
Lyon, France	1	262,491	0.3	100.0	1,452	0.3	2	5.53
Paris, France	4	1,022,063	1.2	100.0	7,125	1.4	4	6.97
Shanghai, China	1	151,749	0.2	100.0	532	0.1	2	3.51

Subtotal/ Weighted Average	15	2,478,155	2.8	99.9	18,850	3.7	20	7.61

Total Other
Markets	194	21,805,889	25.1	94.6	121,194	23.1	679	5.87

Total/ Weighted Average	876	87,772,104	100.0%	95.8%	$527,312	100.0%	2,871	$6.27

(1)	Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2005.

(2)	Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of December 31, 2005, multiplied by 12. If free rent is granted, then the first positive rent value is used.
Industrial Lease Expirations
      The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2005, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

		Annualized	% of
	Square	Base Rent	Annualized
	Feet(1)(2)	(000’s)(3)	Base Rent

2006	14,814,362	$89,922	16.2%
2007	14,245,738	83,898	15.1%
2008	14,095,709	84,259	15.2%
2009	11,726,525	70,944	12.8%
2010	10,368,286	77,179	13.9%
2011	6,097,520	43,935	7.9%
2012	3,983,288	35,548	6.4%
2013	1,397,167	14,630	2.6%
2014	3,508,245	24,318	4.4%
2015 and beyond	3,943,343	31,404	5.5%

Total	84,180,183	$556,037	100.0%

(1)	Schedule includes leases that expire on or after December 31, 2005.

(2)	The schedule also includes leases in month-to-month and hold-over status totaling 3.7 million square feet.

(3)	Calculated as monthly base rent at expiration multiplied by 12. Non-U.S. dollar projects are converted to U.S. dollars based on the forward exchange rate at expiration.

Customer Information
      Largest Property Customers. As of December 31, 2005, our 25 largest industrial property customers by annualized base rent are set forth in the table below:

			Percentage of		Percentage of
			Aggregate		Aggregate
		Aggregate	Leased	Annualized	Annualized
	Number of	Rentable	Square	Base Rent	Base
Customer Name(1)	Leases	Square Feet	Feet(2)	(000’s)(3)	Rent(4)

United States Government(5)(6)	49	1,118,282	1.3%	$19,576	3.7%
FedEx Corporation	27	1,359,559	1.5%	14,130	2.7%
Deutsche Post World Net	44	1,727,890	2.0%	13,753	2.6%
Harmonic Inc.	4	285,480	0.3%	6,674	1.3%
City and County of San Francisco	1	559,605	0.6%	5,714	1.1%
La Poste	2	854,427	1.0%	5,424	1.0%
Expeditors International	7	1,041,773	1.2%	5,115	1.0%
Worldwide Flight Services	12	318,959	0.4%	3,870	0.7%
UPS	13	549,994	0.6%	3,812	0.7%
International Paper Company	6	473,399	0.5%	3,800	0.7%
Panalpina, Inc.	7	572,935	0.7%	3,542	0.7%
Forward Air Corporation	8	475,954	0.5%	3,416	0.6%
Nippon Express USA	5	429,040	0.5%	3,361	0.6%
Ahold NV	5	644,571	0.7%	2,837	0.5%
Elmhult Limited Partnership	5	760,253	0.9%	2,686	0.5%
Virco Manufacturing Corporation	1	559,000	0.6%	2,566	0.5%
BAX Global Inc	7	169,531	0.2%	2,561	0.5%
Aeroground Inc.	6	201,367	0.2%	2,555	0.5%
United Air Lines Inc	5	118,825	0.1%	2,456	0.5%
Applied Materials, Inc.	1	290,557	0.3%	2,277	0.4%
Iron Mountain Information Management	9	442,041	0.5%	2,126	0.4%
Kintetsu World Express	5	167,027	0.2%	2,112	0.4%
Eagle Global Logistics, L.P.	7	350,563	0.4%	2,071	0.4%
FMI International	1	315,000	0.4%	2,068	0.4%
United Liquors, Ltd.	1	440,000	0.5%	2,057	0.4%

Total		14,226,032	16.2%	$120,559	22.8%

(1)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer. We also have a lease with Park’N Fly at our Park One property, a parking lot, adjacent to the Los Angeles International Airport with an annualized base rent of $7.2 million, which is not included.

(2)	Computed as aggregate leased square feet divided by the aggregate leased square feet of the industrial and retail properties.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of December 31, 2005, multiplied by 12.

(4)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of the industrial, retail and other properties.

(5)	Airport apron rental amounts (but not square footage) are included.

(6)	United States Government includes the United States Postal Service, United States Customs, United States Department of Agriculture and various other U.S. governmental agencies.

OPERATING AND LEASING STATISTICS
Industrial Operating and Leasing Statistics
      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the years ended December 31, 2005, 2004 and 2003:

Operating Portfolio(1)	2005	2004	2003

Square feet owned(2)	87,772,104	90,278,803	87,101,412
Occupancy percentage	95.8%	94.8%	93.1%
Weighted average lease terms:
Original	6.1 years	6.1 years	6.1 years
Remaining	3.3 years	3.3 years	3.2 years
Tenant retention	64.2%	66.8%	65.3%
Same Space Leasing Activity(3):
Rent increases (decreases) on renewals and rollovers	(9.7)%	(13.2)%	(10.1)%
Same space square footage commencing (millions)	13.6	17.5	17.3
Second Generation Leasing Activity(4):
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.60	$1.73	$1.39
Re-tenanted	3.03	2.70	2.13

Weighted average	$2.34	$2.27	$1.77

Square footage commencing (millions)	18.5	22.5	22.7

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square footage of 0.3 million with occupancy of 98.7% and annualized base rents of $1.7 million as of December 31, 2005.

(2)	In addition to owned square feet as of December 31, 2005, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of industrial and other properties. As of December 31, 2005, one of our subsidiaries also managed approximately 1.3 million square feet of industrial properties on behalf of the IAT Air Cargo Facilities Income Fund. As of December 31, 2005, we also had investments in 12.8 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Industrial Same Store Operating Statistics
      The following table summarizes key operating and leasing statistics for our same store properties as of and for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Square feet in same store pool(1)	72,452,609	74,516,427	71,985,575
% of total industrial square feet	82.5%	82.5%	82.6%
Occupancy percentage at period end	95.6%	95.3%	93.0%
Tenant retention	63.7%	66.4%	65.1%
Rent increases (decreases) on renewals and rollovers	(9.8)%	(14.7)%	(10.6)%
Square feet leased (millions)	13.0	16.2	16.2
Growth % increase (decrease) (including straight-line rents):
Revenues	(0.7)%	(0.7)%	(3.8)%
Expenses	(0.2)%	(0.5)%	2.7%
Net operating income	(0.8)%	(0.8)%	(5.7)%
Growth % increase (decrease) (excluding straight-line rents):
Revenues	0.0%	(0.8)%	(3.6)%
Expenses	(0.2)%	(0.5)%	2.7%
Net operating income	0.1%	(0.9)%	(5.6)%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or building has been substantially complete for at least 12 months).
DEVELOPMENT PROPERTIES
Development Pipeline
      The following table sets forth the properties owned by us as of December 31, 2005 which were undergoing development, renovation or expansion. We can not assure you that any of these projects will be completed on schedule or within budgeted amounts.
Industrial Development and Renovation Deliveries

				Estimated	Estimated
				Square	Total	Our
			Estimated	Feet at	Investment	Ownership
Projects	Location	Developer	Stabilization	Stabilization	(000’s)(1)	Percentage

2006 Deliveries
1. AMB BRU Air Cargo Center	Brussels, Belgium	AMB	Q1	100,212	$11,600	100%
2. AMB West O’Hare — Bldg 1	El Grove, Village, IL	AMB	Q1	189,240	15,700	20%
3. AMB West O’Hare — Bldg 2	El Grove, Village, IL	AMB	Q1	119,808	9,300	20%
4. Narita Air Cargo 1 — Phase 1 Bldg A	Tokyo, Japan	AMB Blackpine	Q1	107,966	11,000	100%
5. Narita Air Cargo 1 — Phase 1 Bldg B	Tokyo, Japan	AMB Blackpine	Q1	564,207	57,500	100%
6. Highway 17 — 50 Broad Street	Carlstadt, NJ	AMB	Q1	120,000	9,100	100%
7. Monarch Commerce Center — Bldg 1	Miramar, FL	AMB	Q2	71,903	5,600	100%

				Estimated	Estimated
				Square	Total		Our
			Estimated	Feet at	Investment		Ownership
Projects	Location	Developer	Stabilization	Stabilization	(000’s)(1)		Percentage

8. Monarch Commerce Center — Bldg 2	Miramar, FL	AMB	Q2	32,152	2,400		100%
9. Monarch Commerce Center — Bldg 3	Miramar, FL	AMB	Q2	37,447	2,800		100%
10. Dulles Commerce Center — Bldg 150	Dulles, VA	Seefried Properties	Q2	72,600	6,300		20%
11. Dulles Commerce Center — Bldg 200	Dulles, VA	Seefried Properties	Q2	97,232	7,500		20%
12. AMB Horizon Creek — Bldg 400	Atlanta, GA	Seefried Properties	Q2	204,256	9,100		100%
13. AMB Ohta Distribution Center	Tokyo, Japan	AMB Blackpine	Q2	789,965	173,300		100%
14. Singapore Airport Logistics Center — Bldg 2(4)	Changi Airport, Singapore	Boustead Projects PTE	Q2	254,267	12,000		50%
15. AMB Amagasaki Distribution Center	Osaka, Japan	AMB Blackpine	Q2	973,029	94,100		100%
16. AMB Layline Distribution Center(3)	Torrance, CA	AMB	Q2	298,000	29,000		100%
17. AMB Redlands — Parcel 1	Redlands, CA	AMB	Q2	699,350	24,800		100%
18. Nash Logistics Center(4)	El Segundo, CA	IAC	Q2	75,000	12,500		50%
19. Spinnaker Logistics(3)	Redondo Beach, CA	IAC	Q2	279,431	30,900		39%
20. Beacon Lakes — Bldg 6	Miami, FL	Codina	Q3	206,464	12,300		79%
21. Northfield Bldg 700	Dallas, TX	Seefried Properties	Q3	108,640	6,300		20%
22. Agave — Bldg 4	Mexico City, Mexico	G. Accion	Q3	217,514	13,600		98%
23. AMB Fokker Logistics Center 1	Amsterdam, Netherlands	Delta Group	Q3	236,238	27,100		100%
24. AMB Annagem Distribution Centre	Toronto, Canada	AMB	Q4	194,330	12,800		100%
25. AMB Milton 401 Business Park — Bldg 1	Toronto, Canada	AMB	Q4	373,245	19,300		100%
26. Beacon Lakes — Bldg 10	Miami, FL	Codina	Q4	192,476	11,500		79%
27. Beacon Lakes Village — Phase 1 Bldg 2E	Miami, FL	Codina	Q4	52,918	5,700		79%
28. Platinum Triangle Land(6)	Anaheim, CA	AMB	Q4	—	33,200		100%
29. AMB Kashiwa DC-1	Kashiwa, Japan	AMB Blackpine	Q4	221,477	23,900		100%
30. Highway 17 — 55 Madison Street	Carlstadt, NJ	AMB	Q4	150,446	12,000		100%

Total 2006 Deliveries				7,039,813	$702,200		90%

Leased or Under Contract For Sale/ Funded-to-date				50%	$592,100	(2)
Weighted Average Estimated Stabilized Yield(5)					7.6%

				Estimated	Estimated
				Square	Total		Our
			Estimated	Feet at	Investment		Ownership
Projects	Location	Developer	Stabilization	Stabilization	(000’s)(1)		Percentage

2007 Deliveries
31. AMB Pearson Logistics Centre 1 — Bldg 200	Toronto, Canada	AMB	Q1	205,518	$14,400		100%
32. AMB Isle d’Abeau Logistics — Bldg C	Lyon, France	GEPRIM	Q1	277,817	18,900		100%
33. AMB Turnberry Distribution VI	Roselle, IL	AMB	Q1	179,400	10,400		20%
34. AMB Frankfurt Logistics Center 556 — Phase II	Frankfurt, Germany	AMB	Q1	102,031	13,400		100%
35. AMB Pearson Logistics Centre — Bldg 100	Toronto, Canada	AMB	Q2	446,338	28,000		100%
36. AMB Horizon Creek — Bldg 300	Atlanta, GA	Seefried Properties	Q2	190,923	9,000		100%
37. AMB Gonesse Distribution Center	Gonesse, France	GEPRIM	Q2	590,088	50,000		100%
38. Agave — Bldg 2	Mexico City, Mexico	G. Accion	Q2	259,473	14,800		98%
39. AMB Douglassingel Distribution Center	Amsterdam, Netherlands	Austin	Q3	148,994	20,200		100%
40. AMB Fokker Logistics Center 2 — Bldg 1	Amsterdam, Netherlands	Delta Group	Q3	118,375	14,400		100%
41. AMB DFW Logistics Center 1	Dallas, TX	AMB	Q3	113,640	5,400		100%
42. AMB Des Plaines Logistics Center	Des Plaines, IL	AMB	Q3	125,080	12,400		100%
43. AMB Port of Hamburg 1	Hamburg, Germany	BUSS Ports + Logistics	Q3	403,862	33,100		94%
44. Civic Center Corporate Park	Torrance, CA	AMB	Q4	161,785	25,900		100%

Total 2007 Deliveries				3,323,324	$270,300		96%

Leased or Under Contract For Sale/ Funded-to-date				0%	$56,700	(2)
Weighted Average Estimated Stabilized Yield(5)					7.9%
2008 Deliveries
45. AMB Valley Distribution Center	Auburn , WA	AMB	Q1	766,245	$42,700		100%
46. AMB Barajas Logistics Park	Madrid, Spain	Codina Torimbia	Q1	452,841	32,500		80%
47. AMB Fokker Logistics Center 3	Amsterdam, Netherlands	Delta Group	Q1	313,229	38,900		50%

Total 2008 Deliveries				1,532,315	$114,100		77%

Leased or Under Contract For Sale/ Funded-to-date				0%	$32,600	(2)
Weighted Average Estimated Stabilized Yield(5)					8.1%

				Estimated	Estimated
				Square	Total		Our
			Estimated	Feet at	Investment		Ownership
Projects	Location	Developer	Stabilization	Stabilization	(000’s)(1)		Percentage

Total Scheduled Deliveries				11,895,452	$1,086,600		90%

Leased or Under Contract For Sale/ Funded-to-date				30%	$681,400	(2)
Weighted Average Estimated Stabilized Yield(5)					7.7%

(1)	Represents total estimated cost of development, renovation or expansion, including initial acquisition costs, third-party developer earnouts and associated carry costs. The estimates are based on our current estimates and forecasts and are subject to change. Excludes 1,307 acres of land held for future development or sale representing a potential 24.3 million square feet and costs totaling $349.5 million. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2005.

(2)	Our share of amounts funded to date for 2006, 2007 and 2008 deliveries was $527.2 million, $51.4 million and $23.7 million, respectively, for a total of $602.3 million.

(3)	Represents a renovation project.

(4)	Represents projects in unconsolidated joint ventures.

(5)	Yields exclude value-added conversion projects and are calculated on an after-tax basis for international projects.

(6)	Represents a value-added conversion project.
      The following table sets forth completed development projects that we intend to either sell or contribute to co-investment funds as of December 31, 2005:
Completed Development Projects Available for Sale or Contribution(2)

			Estimated
		Estimated	Total		Our
		Square Feet at	Investment		Ownership
Projects(1)	Market	Completion	(000’s)(3)		Percentage

1. Encino Distribution Center	Mexico City, Mexico	580,669	$32,800		98%

Total Available for Sale or Contribution		580,669	$32,800		98%

Funded-to-date			$32,800	(4)

(1)	Represents build-to-suit and speculative development or redevelopment.

(2)	We intend to sell these properties or contribute them into a co-investment joint venture within two years of completion. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2005.

(3)	Represents total estimated cost of renovation, expansion or development, including initial acquisition cost, carry and partner earnouts. The estimates are based on current estimates and forecasts and are subject to change.

(4)	Our share of amounts funded as of December 31, 2005 was $32.1 million.
Properties held through Joint Ventures, Limited Liability Companies and Partnerships

Consolidated Joint Ventures:
      As of December 31, 2005, we held interests in joint ventures, limited liability companies and partnerships with institutional investors and other third parties, which we consolidate in our financial statements. Such investments are consolidated because we own a majority interest or, as general partner, exercise significant control over major operating decisions such as acquisition or disposition decisions, approval of budgets, selection of property managers and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and typically provide certain rights to us or the other party to the joint venture to sell our or their interest in the joint venture to the joint venture or to the other joint-venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the joint ventures include buy/sell provisions. See Part IV, Item 15: Note 9 of the “Notes to Consolidated Financial Statements” for additional details.
      The tables that follow summarize our consolidated joint ventures as of December 31, 2005:
Co-investment Consolidated Joint Ventures

	Our					JV Partners’
	Ownership	Number of	Square	Gross Book	Property	Share of
Joint Ventures	Percentage	Buildings	Feet(1)	Value(2)	Debt	Debt(3)

	(Dollars in thousands)
Co-Investment Operating Joint Ventures:
AMB Erie(4)	50%	15	1,921,432	$99,722	$40,710	$20,354
AMB Partners II(6)	20%	105	8,618,386	557,461	285,668	229,017
AMB-SGP(7)	50%	74	8,287,007	436,713	239,944	119,666
AMB Institutional Alliance Fund II(5)	20%	70	7,964,444	498,161	245,056	193,486
AMB-AMS(8)	39%	32	1,891,934	115,852	49,159	30,130
AMB Institutional Alliance Fund III(9)	20%	57	7,219,725	743,322	421,290	333,156

Total Co-Investment Operating Joint Ventures	27%	353	35,902,928	2,451,231	1,281,827	925,809
Co-Investment Development Joint Ventures:
AMB Partners II(6)	20%	4	478,880	34,654	6,016	4,765
AMB Institutional Alliance Fund II(5)	20%	1	108,640	9,332	—	—
AMB-AMS(8)	39%	1	279,431	30,155	13,984	8,597
AMB Institutional Alliance Fund III(9)	20%	1	179,400	6,312	—	—

Total Co-Investment Development Joint Ventures	27%	7	1,046,351	80,453	20,000	13,362

Total Co-Investment Consolidated Joint Ventures	27%	360	36,949,279	$2,531,684	$1,301,827	$939,171

(1)	For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2005. Development book values include uncommitted land.

(3)	JV partners’ share of debt is defined as total debt less our share of total debt. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a discussion of why we believe our share of total debt is a useful supplemental measure for our management and investors, of ways to use this measure when assessing our financial performance, the limitations of the measure as a measurement tool, and for a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	AMB/ Erie, L.P. is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.

(5)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust.

(6)	AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System.

(7)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., a real estate investment subsidiary of the Government of Singapore Investment Corporation.

(8)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds advised by Mn Services NV.

(9)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.
Other Consolidated Joint Ventures

		Our		Gross		JV Partners’
		Ownership	Square	Book	Property	Share of
Properties	Market	Percentage	Feet	Value(1)	Debt	Debt(2)

	(Dollars in thousands)
Other Industrial Operating Joint Ventures	Various	92%	2,956,762	$244,787	$42,688	$3,329
Other Industrial Development Joint Ventures	Various	73%	1,834,483	133,903	42,975	18,303

Total Other Industrial Consolidated Joint Ventures		86%	4,791,245	$378,690	$85,663	$21,632

(1)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2005. Development book values include uncommitted land.

(2)	JV Partners’ Share of Debt is defined as total debt less our share of total debt. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a discussion of why we believe our share of total debt is a useful supplemental measure for our management and investors, of ways to use this measure when assessing our financial performance, the limitations of the measure as a measurement tool, and for a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure.

Unconsolidated Joint Ventures, Mortgage and Loan Receivables and Other Investments:
      As of December 31, 2005, we held interests in 12 equity investment joint ventures that are not consolidated in our financial statements. The management and control over significant aspects of these investments are held by the third-party joint-venture partners and we are not the primary beneficiary for the investments that meet the variable-interest entity consolidation criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. In addition, as of December 31, 2005, we held mortgage investments, from which we receive interest income.

Unconsolidated Joint Ventures,
Mortgage Investments and Other Investments

			Our Net	Our	Our
		Square	Equity	Ownership	Share of
Unconsolidated Joint Ventures	Market	Feet	Investment	Percentage	Debt(1)

	(Dollars in thousands)
Co-Investment Joint Ventures
1. AMB-SGP Mexico(2)	Various, Mexico	1,892,407	$16,218	20%	$12,809
2. AMB Japan Fund I(3)	Various, Japan	1,201,698	10,112	20%	14,667

Total Co-Investment Joint Ventures		3,094,105	26,330	20%	27,476
Other Industrial Operating Joint Ventures		9,295,507	41,520	52%	91,847
Other Industrial Development Joint Ventures(4)		719,267	6,176	50%	12,125

Total Unconsolidated Joint Ventures		13,108,879	$74,026	40%	$131,448

			Mortgage
Mortgage and Loan Receivables	Market	Maturity	Receivable(6)	Rate

1. Pier 1(5)	SF Bay Area	May 2026	$12,821	13.0%
2. G.Accion	Various	November 2006	8,800	12.0%

			$21,621

				Our	Our
			Net	Ownership	Share of
Other Investments	Market	Property Type	Investment	Percentage	Debt(1)

1. Park One	Los Angeles	Parking Lot	$75,498	100%	$—
2. G.Accion(7)	Various	Various	44,627	39%	29,672
3. IAT Air Cargo Facilities Income Fund(8)	Canada	Industrial	2,644	5%	—

			$122,769		$29,672

(1)	See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a discussion of why we believe our share of total debt is a useful supplemental measure for our management and investors, of ways to use this measure when assessing our financial performance, the limitations of the measure as a measurement tool, and for a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure.

(2)	AMB-SGP Mexico, LLC is an unconsolidated co-investment joint venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $7.3 million of shareholder loans outstanding at December 31, 2005 between us and the co-investment partnership and its subsidiaries.

(3)	AMB Japan Fund I is a co-investment partnership formed in 2005 with 13 institutional investors as limited partners.

(4)	Square feet for development joint ventures represents estimated square feet at completion of development project.

(5)	AMB has an 0.1% unconsolidated equity interest (with a 33% economic interest) in this property and also has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009.

(6)	We hold inter-company loans that we eliminate in consolidation.

(7)	We also have a 39% unconsolidated equity interest in G. Accion, a Mexican real estate company. G. Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

(8)	We also have an approximate 5% equity interest in IAT Air Cargo Facilities Income Fund, a public Canadian real estate income trust.
Secured Debt
      As of December 31, 2005, we had $1.9 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust or mortgages. As of December 31, 2005, the total gross consolidated investment value of those properties securing the debt was $3.6 billion. Of the $1.9 billion of secured indebtedness, $1.4 billion was joint venture debt secured by properties with a gross investment value of $2.5 billion. For additional details, see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part IV, Item 15: Note 6 of “Notes to Consolidated Financial Statements” included in this report. We believe that as of December 31, 2005, the fair value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

Item 3.	Legal Proceedings
      As of December 31, 2005, there were no pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      There is no established public trading market for our partnership units. As of December 31, 2005, we had outstanding 98,736,471 partnership units, consisting of 92,885,494 general partnership units (consisting of 85,585,494 common units, 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units, 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units and 3,000,000 7% Series O Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 5,850,977 limited partnership units (consisting of 4,250,977 common units, 800,000 7.95% Series J Cumulative Redeemable Preferred Units and 800,000 7.95% Series K Cumulative Redeemable Preferred Units). The series M preferred units were issued on November 25, 2003 to AMB Property Corporation for total consideration of $57.5 million. The series L preferred units were issued on June 23, 2003 to AMB Property Corporation for total consideration of $50.0 million. The series O preferred units were issued on December 13, 2005 to AMB, Property Corporation for total consideration of $75.0 million. Subject to certain terms and conditions, the common limited partnership units are redeemable by the holders thereof or, at our option, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2005, there were 75 holders of our common partnership units (including AMB Property Corporation’s general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 6 1/2% Series L Cumulative Redeemable Preferred Units, the 6 3/4% Series M Cumulative Redeemable Preferred Units and the 7% Series O Cumulative Redeemable Preferred Units. There was one holder of the 7.95% Series J Cumulative Redeemable Units and one holder of the 7.95% Series K Cumulative Redeemable Units.
      During 2005, we redeemed 349,579 common limited partnership units for the same number of shares of AMB Property Corporation’s common stock. Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2004 and 2005:

Year	Distribution

2004
1st Quarter	$0.425
2nd Quarter	0.425
3rd Quarter	0.425
4th Quarter	0.425
2005
1st Quarter	$0.440
2nd Quarter	0.440
3rd Quarter	0.440
4th Quarter	0.440

Item 6.	Selected Financial Data
SELECTED COMPANY FINANCIAL AND OTHER DATA(1)
      The following table sets forth our selected consolidated historical financial and other data on a historical basis as of and for the years ended December 31:

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per unit amounts)
Operating Data
Total revenues	$676,149	$592,429	$517,002	$497,453	$450,478
Income before minority interests and discontinued operations	210,299	118,871	115,041	118,831	154,241
Income from continuing operations	147,443	74,901	72,485	89,707	116,645
Income from discontinued operations	130,306	63,615	74,604	49,347	33,627
Net income	277,749	138,516	147,089	139,054	150,272
Income available to common unitholders attributable to general partner	250,419	118,340	116,716	113,035	120,100
Income from continuing operations per common unit:
Basic(2)	1.51	0.71	0.57	0.80	1.05
Diluted(2)	1.44	0.68	0.56	0.78	1.04
Net income from discontinued operations per common unit:
Basic(2)	1.47	0.73	0.87	0.56	0.38
Diluted(2)	1.41	0.71	0.85	0.55	0.37
Net income available to common unitholders per common unit:
Basic(2)	2.98	1.44	1.44	1.36	1.43
Diluted(2)	2.85	1.39	1.41	1.33	1.41
Distributions declared per common unit	1.76	1.70	1.66	1.64	1.58
Other Data
Funds from operations	$254,363	$207,314	$186,666	$215,194	$186,707
Funds from operations per common unit:
Basic	2.87	2.39	2.17	2.44	2.09
Diluted	2.75	2.30	2.13	2.40	2.07
Cash flows provided by (used in):
Operating activities	295,815	297,349	269,808	297,723	293,903
Investing activities	(60,407)	(731,402)	(346,275)	(253,312)	(368,493)
Financing activities	(101,856)	409,705	112,022	(28,150)	127,303
Balance Sheet Data
Investments in real estate at cost	$6,798,294	$6,526,144	$5,491,707	$4,922,782	$4,527,511
Total assets	6,802,739	6,386,943	5,409,559	4,983,629	4,763,614
Total consolidated debt	3,401,561	3,257,191	2,574,257	2,235,361	2,143,714
Our share of total debt(3)	2,601,878	2,395,046	1,954,314	1,691,737	1,655,386
General partners’ capital	1,916,299	1,671,140	1,657,137	1,676,079	1,747,389

(1)	Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.

(2)	Basic and diluted net income per weighted average unit equals the net income available to common unitholders divided by 84,048,936 and 87,873,399 units, respectively, for 2005; 82,133,627 and 85,368,626 units, respectively, for 2004; 81,096,062 and 82,852,528 units, respectively, for 2003; 83,310,885 and 84,795,987 units, respectively, for 2002; 84,174,644 and 85,214,066 units, respectively, for 2001.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      National industrial markets improved during 2005 when compared with market conditions in 2004. According to Torto Wheaton Research, the positive trend in demand began in the second quarter of 2004 and reversed 14 prior quarters of negatively trending, or rising, space availability. We believe the protracted period of rising availability created a difficult national leasing environment which is now improving, particularly in large industrial property markets tied to global trade. During the three-and-a-half year period of negatively trending industrial space availability, investor demand for industrial property (as supported by our observation of strong national sales volumes and declining acquisition capitalization rates) remained consistently strong. We believe we capitalized on the demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis but believe we have substantially achieved our repositioning goals.

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets(1)	Markets(2)	Average

For the year ended December 31, 2005:
% of total rentable square feet	74.9%	25.1%	100.0%
Occupancy percentage at year end	96.2%	94.6%	95.8%
Same space square footage leased	11,032,482	2,574,944	13,607,426
Rent decreases on renewals and rollovers	(10.8)%	(4.3)%	(9.7)%
For the year ended December 31, 2004:
% of total rentable square feet	74.1%	25.9%	100.0%
Occupancy percentage at year end	95.0%	94.2%	94.8%
Same space square footage leased	13,932,213	3,553,563	17,485,776
Rent decreases on renewals and rollovers	(15.3)%	(3.6)%	(13.2)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.

(2)	Our total other markets include other domestic target markets, other non-target markets, international target markets and retail.
      We observed two positive trends nationally for industrial real estate during the year ended December 31, 2005, supported by data provided by Torto Wheaton Research. First, national industrial space availability declined 130 basis points during the year from 10.9% to 9.6%. The availability rate has fallen for seven consecutive quarters, reversing the trend of the prior 14 quarters in which national industrial space availability increased on average 36 basis points per quarter. Second, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in available square feet, totaled approximately 281 million square feet in the year ended December 31, 2005, substantially exceeding the 183 million square feet of space absorbed in 2004 and well above the previous ten-year historical average of 139 million square feet of space absorbed annually.
      In this improved environment, our industrial portfolio’s occupancy levels increased to 95.8% at December 31, 2005 from 94.8% at December 31, 2004, which we believe reflects higher levels of demand for industrial space generally and in our portfolio specifically. During the year ended December 31, 2005, our lease expirations totaled approximately 17.6 million square feet while commencements of new or renewed leases totaled approximately 21.3 million square feet, resulting in an increase in our occupancy level of approximately 100 basis points.
      Rental rates on industrial renewals and rollovers in our portfolio decreased 9.7% during the year ended December 31, 2005 as leases were entered into or renewed at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national industrial space availability. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10% and 20% from their peak levels in 2001 based on our research data; 42.5% of the space that rolled over in our portfolio in 2005 had commenced between 1999 and 2001. Rental rates in our portfolio declined at successively lower rates in each of the last three quarters during 2005, which we believe indicates a stabilization of market rental rate levels. While the level of rental rate reduction varied by market, we achieved occupancy levels in our portfolio 540 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. During periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term.
      We expect development to be a significant driver of our earnings growth as we expand our land and development pipeline, and contribute completed development projects into our co-investment program and recognize development profits. We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico and Japan are particularly attractive given the current lack of supply of modern industrial distribution facilities in the major metropolitan markets of these countries. Globally, we have increased our development pipeline from $106.8 million at the end of 2002 to approximately $1.1 billion at December 31, 2005. In addition to our committed development pipeline, we hold a total of 1,307 acres for future development or sale. We believe these 1,307 acres of land could support approximately 24.3 million square feet of future development.
      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for acquisitions. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we can not assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of December 31, 2005, we owned approximately 54.8 million square feet of our properties (47.7% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.
      By the end of 2007, we plan to have approximately 15% of our operating portfolio (based on both consolidated and unconsolidated annualized base rent) invested in international markets. Our North American target markets outside of the United States currently include Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently include Amsterdam, Brussels, Frankfurt, Hamburg,

London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore and Tokyo. It is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. As of December 31, 2005, our international operating properties comprised 7.1% of our annualized base rents, including properties owned by our unconsolidated joint ventures.
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
Summary of Key Transactions in 2005
      During the year ended December 31, 2005, we completed the following significant capital deployment transactions:

•	Acquired 41 buildings in North America, Europe and Asia, aggregating approximately 6.9 million square feet, for $555.0 million, including two buildings that were acquired by two of our unconsolidated co-investment joint ventures;

•	Acquired an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies for $46.1 million;

•	Committed to 30 development projects in North America, Europe and Asia totaling 7.0 million square feet with an estimated total investment of approximately $522.4 million;

•	Acquired 341 acres of land for industrial warehouse development in North America, Europe and Asia for approximately $193.9 million;

•	Sold five land parcels and five development projects available for sale, aggregating approximately 0.9 million square feet, for an aggregate price of approximately $155.2 million; and

•	Divested ourselves of 142 industrial buildings and one retail center aggregating approximately 9.3 million square feet, for an aggregate price of approximately $926.6 million. Included in these divestitures is the sale of the assets of AMB Alliance Fund I for $618.5 million. The multi-investor fund owned 100 buildings totaling approximately 5.8 million square feet. We received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for our 21% interest in the fund. We also received a net incentive distribution of approximately $26.4 million in cash.
      See Part IV, Item 15: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.
      During the year ended December 31, 2005, we completed the following significant capital markets and other financing transactions:

•	Formed an unconsolidated co-investment joint venture, AMB Japan Fund I, L.P., with planned investment of capacity of approximately 247.3 billion Yen ($2.1 billion U.S. dollars, using exchange rate at December 31, 2005). We contributed $106.9 million (using exchange rate in effect at contribution) of operating properties to the fund;

•	Contributed an industrial property for $23.6 million to AMB-SGP Mexico, LLC, an unconsolidated co-investment joint venture;

•	Obtained $69.7 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 3.8% for international acquisitions;

•	Assumed $62.8 million of debt for our consolidated co-investment joint ventures at a weighted average interest rate of 7.4%;

•	Obtained long-term secured debt financings for our co-investment joint ventures of $139.7 million with a weighted average rate of 5.4%;

•	Exchanged $100.0 million of 6.9% Reset Put Securities for approximately $112.5 million of 5.094% Notes due 2015;

•	Raised $72.3 million in net proceeds from the issuance of $75.0 million of our 7.0% Series O Cumulative Redeemable Preferred Units; and

•	Issued $175.0 million of unsecured senior debt securities due 2010.
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
      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case the carrying value of the property is reduced to estimated fair value. We also record at acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs for all acquisitions. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis quarterly and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. Examples of certain situations that could affect future cash flows of a property may include, but are not limited to: significant decreases in occupancy; unforeseen bankruptcy, lease termination and move-out of a major customer; or a significant decrease in annual base rents of that property. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.
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
      Joint Ventures. We hold interests in both consolidated and unconsolidated joint ventures. We determine consolidation based on standards set forth in EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and FASB Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46”. Based on the guidance set forth in these pronouncements, we consolidate certain joint venture investments because we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures that are variable interest entities as defined under FIN 46 where we are not the primary beneficiaries, we do not consolidate the joint venture for financial reporting purposes. For joint ventures where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and do not consolidate the joint venture for financial reporting purposes.
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto rights. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We adopted the consolidation requirements of this consensus in the third quarter 2005 for all new or modified agreements and will adopt the consensus for existing agreements in the first quarter of 2006. There was not a material impact on our financial position, results of operations or cash flows upon the adoption of the consolidation requirements of this consensus for all new or modified agreements. We do not believe that there will be a material impact on our financial position, results of operations or cash flows, upon adopting the consensus for existing agreements.
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
RESULTS OF OPERATIONS
      The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store properties are those that we owned during both the current and prior year reporting periods, excluding development properties stabilized after December 31, 2003 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).
      As of December 31, 2005, same store industrial properties consisted of properties aggregating approximately 72.5 million square feet. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. During 2005, property divestitures and contributions consisted of 150 buildings, aggregating approximately 10.6 million square feet. In 2004, property divestitures and contributions consisted of 29 industrial buildings, two retail centers and one office, aggregating approximately 4.4 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.
For the Years ended December 31, 2005 and 2004 (dollars in millions)

Revenues	2005	2004	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$510.4	$514.1	$(3.7)	(0.7)%
2004 acquisitions	57.8	25.2	32.6	129.4%
2005 acquisitions	15.3	—	15.3	—%
Development	6.5	6.2	0.3	4.8%
Other industrial	10.3	7.7	2.6	33.8%
International industrial	30.8	25.2	5.6	22.2%
Retail	1.1	1.1	—	—%

Total rental revenues	632.2	579.5	52.7	9.1%
Private capital income	43.9	12.9	31.0	240.3%

Total revenues	$676.1	$592.4	$83.7	14.1%

      The decrease in U.S. industrial same store rental revenues was primarily driven by decreased lease termination fees and decreased rental rates in various markets. These decreases were partially offset by increased occupancy. Industrial same store occupancy was 95.6% at December 31, 2005 and 95.2% at December 31, 2004. For the year ended December 31, 2005, rents in the same store portfolio decreased 9.8% on industrial renewals and rollovers (cash basis) on 13.0 million square feet leased due to decreases in market rates. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004 and 2005, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues. The increase in private capital income of $31.0 million was primarily due to incentive distributions for 2005 of $26.4 million for the sale of AMB Institutional Alliance Fund I, asset management priority distributions from AMB Japan Fund I, L.P., and acquisition fees from AMB Institutional Alliance Fund III, L.P.

Costs and Expenses	2005	2004	$ Change	% Change

Property operating costs:
Rental expenses	$88.2	$83.0	$5.2	6.3%
Real estate taxes	75.0	65.3	9.7	14.9%

Total property operating costs	$163.2	$148.3	$14.9	10.0%

Property operating costs
U.S. industrial:
Same store	$133.3	$133.5	$(0.2)	(0.1)%
2004 acquisitions	15.9	6.8	9.1	133.8%
2005 acquisitions	3.4	—	3.4	—%
Development	2.2	1.8	0.4	22.2%
Other industrial	1.4	0.9	0.5	55.6%
International industrial	6.5	4.8	1.7	35.4%
Retail	0.5	0.5	—	—%

Total property operating costs	163.2	148.3	14.9	10.0%
Depreciation and amortization	165.4	141.1	24.3	17.2%
General and administrative	77.4	58.8	18.6	31.6%
Fund costs	1.5	1.7	(0.2)	(11.8)%

Total costs and expenses	$407.5	$349.9	$57.6	16.5%

      Same store properties’ operating expenses showed a decrease of $0.2 million from the prior year. The 2004 acquisitions consisted of 64 buildings, aggregating approximately 7.6 million square feet. The 2005 acquisitions consisted of 41 buildings, aggregating approximately 6.9 million square feet. Other industrial expenses include expenses from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004 and 2005, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to an increase of $17.0 million in personnel costs related to additional staffing and expenses for new initiatives, including our international and development expansions, and an increase of $1.5 million due to the expansion of satellite offices. Fund costs represent general and administrative costs paid to third parties associated with our consolidated co-investment joint ventures.

Other Income and (Expenses)	2005	2004	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$10.8	$3.8	$7.0	184.2%
Interest and other income	6.5	3.8	2.7	71.1%
Gains from dispositions of real estate interests	19.1	5.2	13.9	267.3%
Development profits, net of taxes	54.8	8.5	46.3	544.7%
Interest expense, including amortization	(149.5)	(144.9)	4.6	3.2%

Total other income and (expenses), net	$(58.3)	$(123.6)	$(65.3)	(52.8)%

      The $7.0 million increase in equity in earnings of unconsolidated joint ventures was primarily due to a gain of $5.4 million from the disposition of real estate by one of our unconsolidated co-investment joint ventures during the second quarter of 2005. The increase in interest and other income was primarily due to increased bank interest income and a $1.0 million other fee. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million (using exchange rate in effect at contribution) in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. The 2004 gains from disposition of real estate interests resulted from our contribution of $71.5 million in operating properties to our unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program. The increase in development profits was due to increased volume in 2005. During 2005, we sold five land parcels and five development projects, aggregating approximately 0.9 million square feet for an aggregate price of $155.2 million, resulting in an after-tax gain of $45.1 million. In addition, during 2005, we received final proceeds of $7.8 million from a land sale that occurred in 2004. During 2005, we also contributed one completed development project into an unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $1.9 million representing the partial sale of our interest in the contributed property acquired by the third-party co-investor for cash. During 2004, we sold seven land parcels and six development projects as part of our development-for-sale program, aggregating approximately 0.3 million square feet for an aggregate price of $40.4 million, resulting in an after-tax gain of $6.5 million. During 2004, we also contributed one completed development project into a newly-formed unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $2.0 million representing the partial sale of our interest in the contributed property acquired by the third-party co-investor for cash.

Discontinued Operations	2005	2004	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$9.5	$18.9	$(9.4)	(49.7)%
Gains from dispositions of real estate, net of minority interests	120.8	44.7	76.1	170.2%

Total discontinued operations	$130.3	$63.6	$66.7	104.9%

      During 2005, we divested ourselves of 142 industrial buildings and one retail center, aggregating approximately 9.3 million square feet, for an aggregate price of approximately $926.6 million, with a resulting net gain of approximately $120.8 million. Included in these divestitures is the sale of the assets of AMB Alliance Fund I for $618.5 million. The multi-investor fund owned 100 buildings totaling approximately 5.8 million square feet. We received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for our 21% interest in the fund. During 2004, we divested ourselves of 21 industrial buildings, two retail centers and one office building, aggregating approximately 3.1 million square feet, for an aggregate price of $200.3 million, with a resulting net gain of $44.7 million.

Preferred Units	2005	2004	$ Change	% Change

Preferred unit distributions	$(13.7)	$(13.5)	$0.2	1.5%

Total preferred units	$(13.7)	$(13.5)	$0.2	1.5%

      In December 2005, we issued 3,000,000 shares of 7.0% Series O Cumulative Redeemable Preferred Units. The increase in preferred stock distributions is due to the newly-issued units.

For the Years ended December 31, 2004 and 2003 (dollars in millions)

Revenues	2004	2003	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$514.1	$485.4	$28.7	5.9%
2004 acquisitions	25.2	—	25.2	—%
Development	6.2	6.9	(0.7)	(10.1)%
Other industrial	7.7	4.4	3.3	75.0%
International industrial	25.2	6.1	19.1	313.1%
Retail	1.1	0.9	0.2	22.2%

Total rental revenues	579.5	503.7	75.8	15.0%
Private capital income	12.9	13.3	(0.4)	(3.0)%

Total revenues	$592.4	$517.0	$75.4	14.6%

      The increase in U.S. industrial same store rental revenues was primarily driven by increased lease termination fees. Industrial same store occupancy was 95.2% at December 31, 2004 and 93.0% at December 31, 2003. For the year ended December 31, 2004, rents in the same store portfolio decreased 14.7% on industrial renewals and rollovers (cash basis) on 16.2 million square feet leased due to decreases in market rates. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. Other industrial revenues include rental revenues from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues. The decrease in private capital income was due to greater incentive fees earned in the prior year.

Costs and Expenses	2004	2003	$ Change	% Change

Property operating costs:
Rental expenses	$83.0	$73.2	$9.8	13.4%
Real estate taxes	65.3	59.6	5.7	9.6%

Total property operating costs	$148.3	$132.8	$15.5	11.7%

Property operating costs
U.S. industrial:
Same store	$133.5	$126.8	$6.7	5.3%
2004 acquisitions	6.8	—	6.8	—%
Development	1.8	3.8	(2.0)	(52.6)%
Other industrial	0.9	1.4	(0.5)	(35.7)%
International industrial	4.8	0.4	4.4	1,100.0%
Retail	0.5	0.4	0.1	25.0%

Total property operating costs	148.3	132.8	15.5	11.7%
Depreciation and amortization	141.1	116.1	25.0	21.5%
Impairment losses	—	5.3	(5.3)	(100.0)%
General and administrative	58.8	46.4	12.4	26.7%
Fund costs	1.7	0.8	0.9	112.5%

Total costs and expenses	$349.9	$301.4	$48.5	16.1%

      Same store properties’ operating expenses showed an increase of $6.7 million from the prior year due primarily to increased real estate tax expenses. The 2004 acquisitions consisted of 64 buildings, aggregating approximately 7.6 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2003 and 2004, we continued to acquire properties in France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The 2003 impairment loss was on investments in real estate and leasehold interests. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $2.3 million and additional staffing and expenses for new initiatives, including our international and development expansions. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures. The increase in fund costs was due to additional formation of co-investment joint ventures in 2004.

Other Income and (Expenses)	2004	2003	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$3.8	$5.5	$(1.7)	(30.9)%
Interest and other income	3.8	4.0	(0.2)	(5.0)%
Gains from dispositions of real estate interests	5.2	7.4	(2.2)	(29.7)%
Development profits, net of taxes	8.5	14.4	(5.9)	(41.0)%
Interest expense, including amortization	(144.9)	(131.9)	13.0	9.9%

Total other income and (expenses), net	$(123.6)	$(100.6)	$23.0	22.9%

      The $1.7 million decrease in equity in earnings of unconsolidated joint ventures was primarily due to decreased occupancy at a property held by one of our joint ventures and increased non-reimbursable expenses. This decrease was offset by the receipt of a lease termination fee at a property in Chicago in the first quarter of 2004. The gains from dispositions of real estate (not classified as discontinued operations) in 2004, resulted from our contribution of $71.5 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. The gains from disposition of real estate (not classified as discontinued operations) in 2003, resulted from our contribution of $94.0 million in operating properties to our unconsolidated co-investment joint venture, Industrial Fund I, LLC. Development profits represent gains from sales from our development-for-sale and contribution program. During 2004, we sold seven land parcels and six development projects as part of our development-for-sale program, aggregating approximately 0.3 million square feet for an aggregate price of $40.4 million, resulting in an after-tax gain of $6.5 million. During 2004, we also contributed one completed development project into a newly-formed unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $2.0 million representing the partial sale of our interest in the contributed property acquired by the third-party co-investor for cash. During 2003, we sold seven development-for-sale and other projects, for an aggregate price of $74.8 million, with a resulting gain of $14.4 million, net of taxes. The increase in interest expense, including amortization, was due to the issuance of additional unsecured debt under our 2002 medium-term note program, increased borrowings on the unsecured credit facilities and additional secured debt borrowings in our co-investment joint ventures.

Discontinued Operations	2004	2003	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$18.9	$29.2	$(10.3)	(35.3)%
Gains from dispositions of real estate, net of minority interests	44.7	45.4	(0.7)	(1.5)%

Total discontinued operations	$63.6	$74.6	$(11.0)	(14.7)%

      During 2004, we divested ourselves of 21 industrial buildings, two retail centers and one office building, aggregating approximately 3.1 million square feet, for an aggregate price of $200.3 million, with a resulting net gain of $44.7 million. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of $45.4 million.

Preferred Units	2004	2003	$ Change	% Change

Preferred unit distributions	$(13.5)	$(18.2)	$(4.7)	(25.8)%
Preferred unit redemption discount/(issuance costs or premium)	—	(5.4)	(5.4)	100.0%

Total preferred units	$(13.5)	$(23.6)	$(10.1)	(42.8)%

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
      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries);

•	net proceeds from divestitures of properties;

•	private capital contributions from co-investment partners; and

•	net proceeds from contribution of properties and completed development projects to our co-investment joint ventures.
      We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions, including our global expansion;

•	debt service; and

•	distributions on outstanding common and preferred limited partnership units.
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
Capital Resources
      Dispositions of Real Estate Interests. During 2005, we recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.
      During 2005, we contributed $106.9 million (using exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. We recognized a total gain of $17.8 million on the contribution, representing the partial sale of our interests in the contributed properties acquired by the third-party investors for cash.
      Property Divestitures. During 2005, we divested ourselves of 142 industrial buildings and one retail center, aggregating approximately 9.3 million square feet, for an aggregate price of $926.6 million, with a resulting net gain of $113.6 million. Included in these divestitures is the sale of the assets of AMB Alliance Fund I for $618.5 million. The multi-investor fund owned 100 buildings totaling approximately 5.8 million square feet. We received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for our 21% interest in the fund. We also received a net incentive distribution of approximately $26.4 million in cash which is classified under private capital income on the consolidated statement of operations.
      Development Sales and Contributions. During 2005, we sold five land parcels and five development projects, aggregating approximately 0.9 million square feet for an aggregate price of $155.2 million, resulting in an after-tax gain of $45.1 million. In addition, during 2005, we received final proceeds of $7.8 million from a land sale that occurred in 2004. During 2005, we also contributed one completed development project into an unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $1.9 million representing the partial sale of our interest in the contributed property acquired by the third-party co-investor for cash.
      Properties Held for Contribution. As of December 31, 2005, we held for contribution to a co-investment joint venture one industrial building with an aggregate net book value of $32.8 million, which, when contributed to the joint venture, will reduce our current ownership interest from approximately 98% to an expected range of 20-50%. This asset is not being held for divestiture under SFAS No. 144.
      Properties Held for Divestiture. As of December 31, 2005, we held for divestiture five industrial buildings and one undeveloped land parcel, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2005, the net carrying value of the properties held for divestiture was $17.9 million. Expected net sales proceeds exceed the net carrying value of the properties.
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
      Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2005, we owned approximately 54.8 million square feet of our properties (47.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at December 31, 2005 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Consolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	$489,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$200,000
AMB Institutional Alliance Fund III, L.P.(6)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders as of December 31, 2005.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

		Our
		Approximate
		Ownership	Original Planned
Unconsolidated co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd(2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors(3)	20%	$2,100,000	(4)

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of December 31, 2005.

(4)	Using the exchange rate at December 31, 2005.
      Partners’ Capital. As of December 31, 2005, we had outstanding 85,585,494 common general partnership units; 4,250,977 common limited partnership units; 800,000 7.95% series J cumulative redeemable preferred partnership units; 800,000 7.95% series K cumulative redeemable preferred partnership units; 2,000,000 6.5% series L cumulative redeemable preferred partnership units, 2,300,000 6.75% series M cumulative redeemable preferred partnership units and 3,000,000 7.00% series O cumulative redeemable preferred units.
      On December 13, 2005, AMB Property Corporation issued and sold 3,000,000 shares of 7.00% Series O Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.75 per annum. The series O preferred stock is redeemable by AMB Property Corporation on or after December 13, 2010, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of $72.3 million to us, and in exchange, we issued to AMB Property Corporation 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units.
      On June 23, 2003, AMB Property Corporation issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by AMB Property Corporation on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $48.0 million to us, and in exchange, we issued to AMB Property Corporation 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. We used the proceeds, in addition to proceeds previously contributed by us from other equity issuances, to redeem all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Units from AMB Property Corporation on July 28, 2003. AMB Property Corporation, in turn, used those proceeds to redeem all 3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.
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
      On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and AMB Property Corporation’s indirect subsidiary, owns an approximate 1.0% general partnership interest and we own an approximate 99% common limited partnership interest, issued 729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution of certain parcels of land that are located in multiple markets to AMB Property II, L.P. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with us, and sold all of its series N preferred units to us at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from us at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale and cancelled all of the outstanding series N preferred units as of such date.
      As of December 31, 2005, $142.8 million in preferred units with a weighted average rate of 7.87%, issued by us, were callable under the terms of our partnership agreement and $102.0 million in preferred units with a weighted average rate of 6.9% become callable in 2006.
      In December 2005, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock during the year ended December 31, 2005.
      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of December 31, 2005, our share of total debt-to-our share of total market capitalization ratio was 34.7%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our consolidated co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.
      As of December 31, 2005, the aggregate principal amount of our secured debt was $1.9 billion, excluding unamortized debt premiums of $12.0 million. Of the $1.9 billion of secured debt, $1.4 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.6% to 10.4% per annum (with a weighted average rate of 5.7%) and final maturity dates ranging from January 2006 to January 2025. As of December 31, 2005, $1.6 billion of the secured debt obligations bears interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $291.7 million bears interest at variable rates (with a weighted average interest rate of 2.1%).
      As of December 31, 2005, we had outstanding an aggregate of $975.0 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 5.2 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $250.0 million of medium-term notes, which were issued under our 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under our 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancellation of $100 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants.
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
      Credit Facilities. On June 1, 2004, we completed the early renewal of our senior unsecured revolving line of credit in the amount of $500.0 million. AMB Property Corporation remains a guarantor of our obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces our previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which is currently 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of our long-term debt. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of our unencumbered properties. As of December 31, 2005, the outstanding balance on the credit facility was $216.8 million and the remaining amount available was $244.8 million, net of outstanding letters of credit of $38.4 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on December 31, 2005, would equal approximately $173.1 million and $43.7 million in U.S. dollars, respectively.
      On June 29, 2004, AMB Japan Finance Y.K., one of our subsidiaries, entered into an unsecured revolving credit agreement providing for loans or letters of credit. On December 8, 2005, the unsecured revolving credit agreement was amended to increase the maximum principal amount outstanding at any time to up to 35.0 billion Yen, which, using the exchange rate in effect on December 31, 2005, equaled approximately $297.2 million U.S. dollars, and can be increased to up to 40.0 billion Yen upon certain conditions. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of our long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of December 31, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2005, was $205.8 million in U.S. dollars.
      On November 24, 2004, AMB Tokai TMK, one of our Japanese subsidiaries, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20.0 billion Yen, which, using the exchange rate in effect on December 31, 2005, would equal approximately $169.9 million U.S. dollars. The financing agreement is among AMB Tokai TMK, us, AMB Property Corporation, Sumitomo Mitsui Banking Corporation and a syndicate of banks. We, along with AMB Property Corporation, jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the credit rating of our long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13.0 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of our long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, we, Sumitomo, and AMB Tokai TMK signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10.0 billion Yen and 15.0 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13.0 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of December 31, 2005, the outstanding balance on this financing agreement was 19.5 billion Yen, which, using the exchange rate in effect on December 31, 2005, equaled approximately $165.6 million U.S. dollars and is accounted for as wholly-owned secured debt.
      On February 16, 2006, we and certain of our consolidated subsidiaries entered into a third amended and restated credit agreement for a $250 million unsecured multi-currency revolving credit facility with a maturity date of February 2010, that replaced the then-existing $100 million unsecured multi-currency revolving credit facility that was to mature in June 2008. As of December 31, 2005, we had an additional outstanding balance of $67.5 million under the then-existing facility.
      Mortgages Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2005, the outstanding balance on the note was $12.8 million. We also hold a loan receivable on G. Accion, an unconsolidated joint venture totaling $8.8 million with an interest rate of 10.0%. The loan matures in November 2006.
      The tables below summarize our debt maturities, capitalization and reconcile our share of total debt to total consolidated debt as of December 31, 2005 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt(4)	Debt	Securities	Debt	Facilities(1)	Total Debt

2006	$65,369	$79,262	$75,000	$16,280	$—	$235,911
2007	12,680	58,124	75,000	752	422,602	569,158
2008	40,705	178,795	175,000	810	67,470	462,780
2009	5,264	120,551	100,000	873	—	226,688
2010	71,078	116,927	250,000	941	—	438,946
2011	21,573	357,207	75,000	1,014	—	454,794
2012	254,996	171,442	—	1,093	—	427,531
2013	14,773	196,894	—	920	—	212,587
2014	15,066	4,684	—	616	—	20,366
2015	1,951	61,653	100,000	664	—	164,268
Thereafter	19,004	32,544	125,000	—	—	176,548

Subtotal	522,459	1,378,083	975,000	23,963	490,072	3,389,577
Unamortized premiums	2,577	9,407	—	—	—	11,984

Total consolidated debt	525,036	1,387,490	975,000	23,963	490,072	3,401,561
Our share of unconsolidated joint venture debt(2)	—	161,120	—	—	—	161,120

Total debt	525,036	1,548,610	975,000	23,963	490,072	3,562,681
Joint venture partners’ share of consolidated joint venture debt	—	(960,803)	—	—	—	(960,803)

Our share of total debt(3)	$525,036	$587,807	$975,000	$23,963	$490,072	$2,601,878

Weighted average interest rate	4.1%	6.3%	6.2%	8.2%	2.2%	5.3%
Weighted average maturity (in years)	5.8	5.7	5.2	3.1	1.6	4.9

(1)	Includes $173.1 million, $249.5 million and $67.5 million in Euro, Yen and Canadian dollar based borrowings, respectively, translated to U.S. dollars using the functional exchange rates in effect on December 31, 2005.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.3% and 3.7 years, respectively.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $383.0 million. Of this, $250.5 million is associated with assets located in Asia and the remaining $132.5 million is related to assets located in Europe.

Market Capital as of December 31, 2005

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common general partnership units	85,585,494	$49.17	$4,208,239
Common limited partnership units(2)	4,396,525	$49.17	216,177

Total	89,982,019		$4,424,416

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units

	Distribution	Liquidation
Security	Rate	Preference	Redemption Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series N preferred units(1)	5.00%	36,479	September 2006-September 2009
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	November 2008

Weighted average/total	7.24%	$467,325

(1)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to us at a price equal to $50 per unit, plus all accrued and unpaid distributions.

Capitalization Ratios as of December 31, 2005

Total debt-to-total market capitalization(1)	42.1%
Our share of total debt-to-our share of total market capitalization(1)	34.7%
Total debt plus preferred-to-total market capitalization(1)	47.6%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	40.9%
Our share of total debt-to-our share of total book capitalization(1)	53.3%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and our common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of December 31, 2005. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity
      As of December 31, 2005, we had $232.9 million in cash and cash equivalents and $368.8 million of additional available borrowings under our credit facilities. As of December 31, 2005, we had $34.4 million in restricted cash.
      We announced our intention to pay a regular cash distribution for the quarter ended December 31, 2005 of $0.44 per common unit. The distributions were payable on January 6, 2006 to unitholders of record on December 22, 2005. The series L and M preferred unit distributions were payable on January 16, 2006 to our general partner, AMB Property Corporation, as the sole unitholder. The series E, F, J and K preferred unit quarterly distributions were payable on January 15, 2006. The series O preferred stock distributions are payable on April 15, 2006. The series D, H, I and N preferred unit quarterly distributions were paid on December 25, 2005. The following table sets forth the distributions paid or payable per unit for the years ended December 31, 2005, 2004 and 2003:

Paying Entity	Security	2005	2004	2003

AMB Property, L.P.	Common limited partnership units	$1.76	$1.70	$1.66
AMB Property, L.P.	Series B preferred units	n/a	n/a	$3.71
AMB Property, L.P.	Series J preferred units	$3.98	$3.98	$3.98
AMB Property, L.P.	Series K preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$1.76	$1.70	$0.22
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units(1)	$2.50	$0.70	n/a

(1)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to us at a price equal to $50 per unit, plus all accrued and unpaid distributions.
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
Capital Commitments
      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during 2005, we initiated 30 new industrial development projects in North America, Europe and Asia with a total estimated investment of $522.4 million, aggregating an estimated 7.0 million square feet. As of December 31, 2005, we had 47 projects in our development pipeline representing a total estimated investment of $1.1 billion upon completion, of which two industrial projects with a total of 0.3 million square feet and an aggregate estimated investment of $24.5 million upon completion are held in unconsolidated joint ventures. In addition, we held one development project available for sale or contribution, representing a total estimated investment of $32.8 million upon completion. Of the total development pipeline, $681.4 million had been funded as of December 31, 2005 and an estimated $405.2 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
      Acquisitions. During 2005, we acquired 41 industrial buildings, aggregating approximately 6.9 million square feet for a total expected investment of $555.0 million, including two buildings that were acquired by two of our unconsolidated co-investment joint ventures. Additional acquisition activity in 2005 included the purchase of an approximate 43% unconsolidated equity interest in G.Accion, one of Mexico’s largest real estate companies, for $46.1 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.
      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 57 years. These operating lease payments are amortized ratably over the terms of the related leases. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2005 were as follows (dollars in thousands):

2006	$20,894
2007	21,036
2008	20,617
2009	20,327
2010	19,997
Thereafter	278,759

Total	$381,630

      Co-investment Joint Ventures. We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2005, we had investments in co-investment joint ventures with a gross book value of $2.5 billion, which are consolidated for financial reporting purposes, and net equity investments in two unconsolidated co-investment joint ventures of $26.3 million. As of December 31, 2005, we may make additional capital contributions to current and planned co-investment joint ventures of up to $133.7 million (using the exchange rates at December 31, 2005). From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invest through a private real estate investment trust. This would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150.0 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries) or net proceeds from property divestitures, which could adversely effect our cash flow.

      Captive Insurance Company. In December 2001, we formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. We capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Premiums paid to Arcata National Insurance Ltd. have a retrospective component, so that if expenses, including losses, deductibles and reserves, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and, conversely, subject to certain limitations, if expenses, including losses, deductibles and reserves, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums are recognized in the subsequent year. Through this structure, we believe that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.
      Potential Unknown Liabilities. Unknown liabilities may include the following:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our general partner’s predecessors and others indemnified by these entities.
Overview of Contractual Obligations
      The following table summarizes our debt, interest and lease payments due by period as of December 31, 2005 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$235,911	$1,031,938	$665,634	$1,456,094	$3,389,577
Debt interest payments	14,459	46,749	37,056	83,106	181,370
Operating lease commitments	20,894	41,653	40,324	278,759	381,630
Construction commitments	—	136,600	—	—	136,600

Total	$271,264	$1,256,940	$743,014	$1,817,959	$4,089,177

OFF-BALANCE SHEET ARRANGEMENTS
      Standby Letters of Credit. As of December 31, 2005, we had provided approximately $48.7 million in letters of credit, of which $38.4 million was provided under our $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. As of December 31, 2005, we had outstanding guarantees in the aggregate amount of $128.2 million in connection with certain acquisitions. As of December 31, 2005, we guaranteed $23.4 million and $2.3 million on outstanding loans on two of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively.

      Performance and Surety Bonds. As of December 31, 2005, we had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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

      The following table reflects the calculation of FFO reconciled from net income for the years ended December 31 (dollars in thousands):

	2005	2004	2003	2002	2001

Net income(1)	$277,749	$138,516	$147,089	$139,054	$150,272
Income available to common unitholders attributable to limited partners	(13,582)	(6,685)	(6,773)	(6,659)	(7,591)
Gains from dispositions of real estate, net of minority interests(2)	(132,652)	(47,224)	(50,325)	(19,383)	(41,859)
Real estate, related depreciation and amortization:
Total depreciation and amortization	165,438	141,120	116,067	107,097	90,527
Discontinued operations’ depreciation	14,866	26,230	26,270	29,406	23,016
Non-real estate depreciation	(3,388)	(871)	(720)	(712)	(731)
Ground lease amortization	—	—	—	(2,301)	(1,232)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net Income)	36,398	29,544	21,015	15,112	11,288
Limited partnership unitholders’ minority interests (Net Income)	3,681	2,615	2,378	3,572	4,836
Limited partnership unitholders’ minority interests (Development profits)	2,262	435	344	57	764
Discontinued operations’ minority interests (Net Income)	8,502	13,549	16,214	17,745	17,595
FFO attributable to minority interests	(100,275)	(80,192)	(65,603)	(52,051)	(40,144)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(10,770)	(3,781)	(5,445)	(5,674)	(5,467)
Our share of FFO	14,441	7,549	9,755	9,291	8,014
Our share of development profits, net of taxes	5,441
Preferred unit distributions	(13,748)	(13,491)	(18,187)	(19,772)	(14,981)
Preferred unit redemption discount (issuance costs)	—	—	(5,413)	412	(7,600)

Funds from operations	$254,363	$207,314	$186,666	$215,194	$186,707

Basic FFO per common unit	$2.87	$2.39	$2.17	$2.44	$2.09

Diluted FFO per common unit	$2.75	$2.30	$2.13	$2.40	$2.07

Weighted average common units:
Basic	88,684,262	86,885,250	85,859,899	88,204,208	89,286,379

Diluted	92,508,725	90,120,250	87,616,365	89,689,310	90,325,801

(1)	Includes gains from undepreciated land sales of $25.0 million, $3.7 million and $1.2 million for 2005, 2004 and 2003, respectively.

(2)	2005 includes accumulated depreciation re-capture of approximately $1.1 million associated with the sale of the Interstate Crossdock redevelopment project.

      SS NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income (SS NOI) to be a useful supplemental measure of our operating performance. For properties that are considered part of the same store pool, see Part I, Item 2: “Properties — Industrial Properties — Industrial Market Operating Statistics”, Note 5, and “Operating and Leasing Statistics — Industrial Same Store Operating Statistics”, Note 1. In deriving SS NOI, we define NOI as rental revenues (as calculated in accordance with GAAP), including reimbursements, less straight-line rents, property operating expenses and real estate taxes. We exclude straight-line rents in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI helps the investing public compare the operating performance of a company’s real estate as compared to other companies.
      While SS NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. SS NOI also does not reflect general and administrative expenses, interest expenses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2005, we had two outstanding interest rate swaps with aggregate notional amount of $119.5 million (in U.S. dollars). See “Financial Instruments” below.
      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $12.0 million as of December 31, 2005 (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt(1)	$165,953	$129,214	$374,174	$190,548	$437,934	$1,260,015	$2,557,838
Average interest rate	6.9%	7.2%	6.9%	5.0%	6.1%	6.3%	6.3%
Variable rate debt(2)	$69,958	$439,944	$88,606	$36,140	$1,012	$196,079	$831,739
Average interest rate	4.3%	2.2%	2.2%	2.2%	2.0%	1.9%	2.3%
Interest Payments	$14,459	$18,982	$27,767	$10,322	$26,734	$83,106	$181,370

(1)	Represents 75.5% of all outstanding debt.

(2)	Represents 24.5% of all outstanding debt.
      If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest expense on the variable rate debt would be $1.9 million annually. As of December 31, 2005, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.4 billion based on our estimate of current market interest rates.
      As of December 31, 2005 and 2004, variable rate debt comprised 24.5% and 15.3%, respectively, of all our outstanding debt. Variable rate debt was $831.7 million and $498.3 million, respectively, as of December 31, 2005 and 2004. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.
      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at December 31, 2005 were two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and Japanese TIBOR (Japan) and two put options hedging against adverse foreign fluctuations of the Mexican Peso and the Euro against the U.S. dollar. The following table summarizes our financial instruments as of December 31, 2005:

	Maturity Dates

	January 8,	March 31,	December 8,	October 29,	Notional
Related Derivatives (In thousands)	2006	2006	2008	2012	Amount	Fair Value

Interest Rate Swaps:
Plain Interest Rate Swap, Japan
Notional Amount (U.S. Dollars)				$110,403	$110,403
Receive Floating(%)				3M TIBOR
Pay Fixed Rate(%)				1.32%
Fair Market Value						$760
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)			$9,118		9,118
Receive Floating(%)			3M EURIBOR
Pay Fixed Rate(%)			3.72%
Fair Market Value						(173)
Foreign Exchange Agreements:
Mexico
Options to Sell MXN/ Buy USD
Contract Amount (U.S. Dollars)		$4,492			4,492
Contract FX Rate		10.96
Contract Premium		$64				41
Europe
Options to Sell EUR/ Buy (U.S. Dollars)
Contract Amount (U.S. Dollars)	$1,180				1,184
Contract FX Rate	1.18
Contract Premium	$5					3

Total					$125,197	$631

      International Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $1.8 million for year ended December 31, 2005.

      Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the year ended December 31, 2005, gains from remeasurement and the sale of one foreign exchange agreement included in our results of operations totaled $0.6 million.
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
Disclosure Controls and Procedures and Changes to Internal Control over Financial Reporting
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer, president and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the year covered by this report. The chief executive officer, president and chief financial officer of our general partner each concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2005.
      No changes were made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report which appears herein.
Respectfully,
Hamid R. Moghadam, Chairman and CEO
W. Blake Baird, President and Director
Michael A. Coke, Executive Vice President and CFO

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

      (a)(3) Exhibits:
      Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of November 26, 2003 (incorporated by reference to Exhibit 3.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 26, 2003).

4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.4	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee, dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Form 10-K for the year ended December 31, 2000).

4.5	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.6	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.7	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.8	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.9	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.10	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.11	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).

4.12	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).

4.13	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

4.14	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).

4.15	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit
Number		Description

4.16		$50,000,000 Floating Rate Note No. B-1 dated November 21, 2003, attaching the Parent Guarantee dated November 21, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 21, 2003).

4.17		$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).

4.18		$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).

4.19		Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.20		First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.21		Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.22		Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.23		Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/ A filed on November 9, 2000).

4.24		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.25		Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

4.26		5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

4.27		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

Exhibit
Number		Description

*10	.4	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report Form 10-K for the year ended December 31, 2001).

*10	.5	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

*10	.6	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property, L.P.’s Registration Statement on Form S-8 (No. 333-100214)).

*10	.7	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 15, 2004).

10.8		Thirteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).

10.9		Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).

10.10		Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

10.11		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.12		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.13		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.14		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).

10.15		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).

Exhibit
Number	Description

10.16	Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager.

10.17	Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager.

10.18	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).

10.19	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).

10.20	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

10.21	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2006).

10.22	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.23	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

21.1	Subsidiaries of AMB Property, L.P.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included in Part IV of this 10-K)

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated March 13, 2006.

Exhibit
Number	Description

32.1	18 U.S.C. § 1350 Certifications dated March 13, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement
      (b) Financial Statement Schedule:
      See Item 15(a)(1) and (2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2006.

AMB PROPERTY, L.P.

By: AMB Property Corporation, Its General Partner

By:	/s/ Hamid R. Moghadam

Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, the general partner of AMB Property, L.P., hereby severally constitute Hamid R. Moghadam, W. Blake Baird, Michael A. Coke and Tamra D. Browne, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable AMB Property Corporation, as a general partner of AMB Property, L.P. to comply with the provisions of the U.S. Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AMB Property Corporation , as general partner of AMB Property, L.P.,and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hamid R. Moghadam Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ W. Blake Baird W. Blake Baird	President and Director	March 13, 2006

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director	March 13, 2006

/s/ T. Robert Burke T. Robert Burke	Director	March 13, 2006

/s/ David A. Cole David A. Cole	Director	March 13, 2006

Name	Title	Date

/s/ Lydia H. Kennard Lydia H. Kennard	Director	March 13, 2006

/s/ J. Michael Losh J. Michael Losh	Director	March 13, 2006

/s/ Frederick W. Reid Frederick W. Reid	Director	March 13, 2006

/s/ Jeffrey L. Skelton Jeffrey L. Skelton	Director	March 13, 2006

/s/ Thomas W. Tusher Thomas W. Tusher	Director	March 13, 2006

/s/ Michael A. Coke Michael A. Coke	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)	March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of AMB Property, L.P:
      We have completed integrated audits of AMB Property, L.P.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AMB Property, L.P. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in 2003.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

PricewaterhouseCoopers LLP

San Francisco, California
March 9, 2006

AMB PROPERTY, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004

	(Dollars in thousands,
	except unit amounts)
ASSETS
Investments in real estate:
Land	$1,527,072	$1,509,145
Buildings and improvements	4,273,716	4,305,622
Construction in progress	997,506	711,377

Total investments in properties	6,798,294	6,526,144
Accumulated depreciation and amortization	(697,388)	(615,646)

Net investments in properties	6,100,906	5,910,498
Investments in unconsolidated joint ventures	118,653	55,166
Properties held for contribution, net	32,755	—
Properties held for divestiture, net	17,936	87,340

Net investments in real estate	6,270,250	6,053,004
Cash and cash equivalents	232,881	109,392
Restricted cash	34,352	37,201
Mortgages receivable	21,621	13,738
Accounts receivable, net of allowance for doubtful accounts of $6,302 and $5,755, respectively	178,682	109,028
Deferred financing costs, net	25,026	28,340
Other assets	39,927	36,240

Total assets	$6,802,739	$6,386,943

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,912,526	$1,892,524
Unsecured senior debt securities	975,000	1,003,940
Unsecured debt	23,963	9,028
Unsecured credit facilities	490,072	351,699

Total debt	3,401,561	3,257,191
Security deposits	47,055	40,260
Distributions payable	46,382	41,103
Accounts payable and other liabilities	170,307	180,923

Total liabilities	3,665,305	3,519,477
Commitments and contingencies (Note 14)
Minority interests:
Joint venture partners	853,643	828,622
Preferred unitholders	203,513	203,302

Total minority interests	1,057,156	1,031,924
Partners’ capital:
General partner, 85,585,494 and 83,019,229 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference and 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference	1,916,299	1,671,140
Limited partners, 4,250,977 and 4,600,556 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	163,979	164,402

Total partners’ capital	2,080,278	1,835,542

Total liabilities and partners’ capital	$6,802,739	$6,386,943

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands, except unit and
	per unit amounts)
REVENUES
Rental revenues	$632,207	$579,534	$503,665
Private capital income	43,942	12,895	13,337

Total revenues	676,149	592,429	517,002
COSTS AND EXPENSES
Property operating expenses	(88,169)	(82,958)	(73,197)
Real estate taxes	(75,039)	(65,300)	(59,616)
Depreciation and amortization	(165,438)	(141,120)	(116,067)
Impairment losses	—	—	(5,251)
General and administrative	(77,409)	(58,843)	(46,418)
Fund costs	(1,482)	(1,741)	(825)

Total costs and expenses	(407,537)	(349,962)	(301,374)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	10,770	3,781	5,445
Interest and other income	6,499	3,758	3,976
Gains from dispositions of real estate interests	19,099	5,219	7,429
Development profits, net of taxes	54,811	8,528	14,441
Interest expense, including amortization	(149,492)	(144,882)	(131,878)

Total other income and expenses, net	(58,313)	(123,596)	(100,587)

Income before minority interests and discontinued operations	210,299	118,871	115,041

Minority interests’ share of income:
Joint venture partners’ share of operating income	(36,398)	(29,544)	(21,015)
Joint venture partners’ share of development profits	(11,230)	(523)	(8,098)
Preferred unitholders	(15,228)	(13,903)	(13,443)

Total minority interests’ share of income	(62,856)	(43,970)	(42,556)

Income from continuing operations	147,443	74,901	72,485

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	9,492	18,899	29,245
Gains from dispositions of real estate, net of minority interests	120,814	44,716	45,359

Total discontinued operations	130,306	63,615	74,604

Net income	277,749	138,516	147,089
Series A, L, M and O preferred unit distributions	(7,388)	(7,131)	(6,999)
Series B, J and K preferred unit distributions	(6,360)	(6,360)	(11,188)
Preferred unit redemption discount/(issuance costs or premium)	—	—	(5,413)

Net income available to common unitholders	$264,001	$125,025	$123,489

Income available to common unitholders attributable to:
General partner	$250,419	$118,340	$116,716
Limited partners	13,582	6,685	6,773

Net income available to common unitholders	$264,001	$125,025	$123,489

Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs or premium))	$1.51	$0.71	$0.57
Discontinued operations	1.47	0.73	0.87

Net income available to common unitholders	$2.98	$1.44	$1.44

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption discount/(issuance costs or premium)	$1.44	$0.68	$0.56
Discontinued operations	1.41	0.71	0.85

Net income available to common unitholders	$2.85	$1.39	$1.41

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	88,684,262	86,885,250	85,859,899

Diluted	92,508,725	90,120,250	87,616,365

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2005, 2004 and 2003

	General Partner				Limited Partners

	Preferred Units		Common Units		Preferred Units		Common Units

	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

				(Dollars in thousands, except unit amounts)
					)
					(dollars in thousands
Balance as of December 31, 2002	3,995,800	$95,994	81,800,038	$1,580,085	2,900,000	$141,103	4,846,387	$94,078	$1,911,260
Comprehensive income:
Net income	—	6,999	—	116,716	—	11,188	—	6,773
Unrealized gain on securities	—	—	—	812	—	—	—	—
Currency translation adjustment	—	—	—	662	—	—	—	—
Total comprehensive income							—	143,150
Contributions	4,300,000	103,373	—	—	—	—	—	—	103,373
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	256,611	11,473	—	—	—	—	11,473
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	317,753	6,947	—	—	—	—	6,947
Conversion of operating partnership units to common stock	—	—	2,000	58	—	—	(2,000)	(38)	20
Conversion of operating partnership units to cash	—	—	—	—	—	—	(226,145)	(4,340)	(4,340)
Retirement of units	(3,995,800)	(95,994)	(812,900)	(21,239)	(1,300,000)	(63,288)	—	—	(180,521)
Deferred compensation	—	—	—	(11,470)	—	—	—	—	(11,470)
Deferred compensation amortization	—	—	—	8,076	—	—	—	—	8,076
Reallocation of interests	—	—	—	(1,102)	—	—	—	(956)	(2,058)
Distributions	—	(6,999)	—	(137,254)	—	(11,188)	—	(7,850)	(163,291)

Balance as of December 31, 2003	4,300,000	103,373	81,563,502	1,553,764	1,600,000	77,815	4,618,242	87,667	1,822,619
Comprehensive income:
Net income	—	7,131	—	118,340	—	6,360	—	6,685
Unrealized loss on securities and derivatives	—	—	—	(2,058)	—	—	—	—
Currency translation adjustment	—	—	—	(438)	—	—	—	—
Total comprehensive income								136,020
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	204,556	12,936	—	—	—	—	12,936
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,233,485	27,721	—	—	—	—	27,721
Conversion of operating partnership units to common stock	—	—	17,686	618	—	—	(17,686)	(334)	284
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(646)	—	—	—	—	(646)
Deferred compensation	—	—	—	(12,936)	—	—	—	—	(12,936)
Deferred compensation amortization	—	—	—	10,444	—	—	—	—	10,444
Reallocation of interests	—	—	—	1,038	—	—	—	644	1,682
Issuance costs	—	(169)	—	—	—	—	—	—	(169)
Distributions	—	(7,131)	—	(140,847)	—	(6,360)	—	(8,075)	(162,413)

Balance as of December 31, 2004	4,300,000	103,204	83,019,229	1,567,936	1,600,000	77,815	4,600,556	86,587	1,835,542
Comprehensive income:
Net income	—	7,388	—	250,419	—	6,360	—	13,582
Unrealized loss on securities and derivatives	—	—	—	421	—	—	—	—
Currency translation adjustment	—	—	—	(1,846)	—	—	—	—
Total comprehensive income								—	276,324
Contributions	3,000,000	72,344	—	—	—	—	—	—	72,344
Issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	183,216	12,962	—	—	—	—	12,962
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,033,470	48,472	—	—	—	—	48,472
Conversion of operating partnership units to common stock	—	—	349,579	15,108	—	—	(349,579)	(6,655)	8,453
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,869)	—	—	—	—	(1,869)
Deferred compensation	—	—	—	(12,962)	—	—	—	—	(12,962)
Deferred compensation amortization	—	—	—	12,296	—	—	—	—	12,296
Reallocation of interests	—	—	—	(891)	—	—	—	746	(145)
Distributions	—	(7,388)	—	(149,295)	—	(6,360)	—	(8,096)	(171,139)

Balance as of December 31, 2005	7,300,000	$175,548	85,585,494	$1,740,751	1,600,000	$77,815	4,250,977	$86,164	$2,080,278

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$277,749	$138,516	$147,089
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(19,523)	(16,281)	(10,662)
Depreciation and amortization	165,438	141,120	116,067
Impairment losses	—	—	5,251
Stock-based compensation amortization	12,296	10,444	8,075
Equity in earnings of unconsolidated joint ventures	(10,770)	(3,781)	(5,445)
Operating distributions received from unconsolidated joint ventures	2,752	2,971	5,345
Gains from dispositions of real estate interest	(19,099)	(5,219)	(7,429)
Development profits, net of taxes	(54,811)	(8,528)	(14,441)
Debt premiums, discounts and finance cost amortization, net	4,172	310	2,049
Total minority interests’ share of net income	62,856	43,970	42,556
Discontinued operations:
Depreciation and amortization	14,866	26,230	26,270
Joint venture partners’ share of net income	8,009	12,523	14,602
Gains from dispositions of real estate, net of minority interests	(120,814)	(44,716)	(45,359)
Changes in assets and liabilities:
Accounts receivable and other assets	(42,379)	(1,154)	(7,771)
Accounts payable and other liabilities	15,073	944	(6,389)

Net cash provided by operating activities	295,815	297,349	269,808
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,973	(9,749)	1,103
Cash paid for property acquisitions	(424,087)	(415,034)	(470,188)
Additions to land, buildings, development costs, building improvements and lease costs	(662,561)	(581,168)	(283,878)
Net proceeds from divestiture of real estate	1,088,737	213,296	423,996
Additions to interests in unconsolidated joint ventures	(74,069)	(16,003)	(20,147)
Capital distributions received from unconsolidated joint ventures	17,483	47,849	32,851
Repayment/(issuance) of mortgage receivable	(7,883)	29,407	(30,012)

Net cash used in investing activities	(60,407)	(731,402)	(346,275)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	48,472	27,721	6,947
Repurchase and retirement of common and preferred units	—	—	(121,239)
Borrowings on secured debt	386,592	420,565	192,750
Payments on secured debt	(327,038)	(98,178)	(157,310)
Payments on unsecured debt	(649)	(600)
Borrowings on unsecured credit facilities	873,627	795,128	603,550
Payments on unsecured credit facilities	(697,464)	(747,432)	(431,000)
Borrowings on Alliance Fund II credit facility	—	—	8,000
Payments on Alliance Fund II credit facility	—	—	(53,500)
Payment of financing fees	(10,185)	(13,230)	(3,187)
Net proceeds from issuances of senior debt securities	—	99,067	124,566
Payments on senior debt securities	(28,940)	(21,060)	—
Net proceeds from issuances of preferred units	72,344	—	103,373
Issuance costs on preferred units	—	(169)	—
Repurchase of preferred units	—	—	(71,883)
Cash transferred to unconsolidated joint venture	—	(2,897)	—
Contributions from co-investment partners	160,544	192,956	171,042
Distributions paid to partners	(160,430)	(152,311)	(163,427)
Distributions to minority interests, including preferred units	(418,729)	(89,855)	(96,660)

Net cash (used in)/provided by financing activities	(101,856)	409,705	112,022
Net effect of exchange rate changes on cash	(10,063)	6,062	2,791
Net increase (decrease) in cash and cash equivalents	133,552	(24,348)	35,555
Cash and cash equivalents at beginning of period	109,392	127,678	89,332

Cash and cash equivalents at end of period	$232,881	$109,392	$127,678

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$174,246	$171,298	$153,300
Non-cash transactions:
Acquisition of properties	$519,106	$695,169	$533,864
Assumption of secured debt	(74,173)	(210,233)	(42,246)
Assumption of other assets and liabilities	(5,994)	(59,970)	(7,073)
Acquisition capital	(13,979)	(8,097)	(9,870)
Minority interests’ contributions, including units issued	(873)	(1,835)	(4,487)

Net cash paid for acquisitions	$424,087	$415,034	$470,188

Contribution of properties to unconsolidated joint ventures, net	$27,282	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

1.	Organization and Formation of the Operating Partnership
      AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), commenced operations shortly before the consummation of AMB Property Corporation’s, a Maryland corporation (the “Company”), initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Operating Partnership is engaged in the acquisition, development and operation of industrial properties in key distribution markets throughout North America, Europe and Asia. The Operating Partnership uses the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (“HTD®”) facilities; or any combination of these terms.
      Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries and the “Operating Partnership” means AMB Property, L.P. and its subsidiaries.
      As of December 31, 2005, the Company owned an approximate 95.1% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 4.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.
      The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of December 31, 2005, the Operating Partnership had investments in seven consolidated and two unconsolidated co-investment joint ventures.
      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned direct or indirect subsidiaries of the Operating Partnership and AMB Property Corporation.
      Any references to the number of buildings, square footage, customers and occupancy stated in the financial statement footnotes are unaudited.
      As of December 31, 2005, the Operating Partnership owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, or managed buildings, properties and development projects expected to total approximately 115.0 million rentable square feet (10.7 million square meters) and 1,057 buildings in 42 markets within eleven countries. The Operating Partnership’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of the approximately 115.0 million rentable square feet as of December 31, 2005:

•	on a consolidated basis, the Operating Partnership owned or partially owned 876 industrial buildings, principally warehouse distribution buildings, encompassing approximately 87.8 million rentable square feet that were 95.8% leased, and other buildings encompassing approximately 0.3 million rentable square feet that were 98.7% leased;

•	the Operating Partnership managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.7 million rentable square feet;

•	through unconsolidated joint ventures, the Operating Partnership had investments in 86 industrial operating properties, totaling approximately 12.8 million rentable square feet, and in two industrial development projects, expected to total approximately 0.3 million rentable square feet;

•	on a consolidated basis, the Operating Partnership had investments in 45 industrial development projects which are expected to total approximately 11.5 million rentable square feet; and

•	on a consolidated basis, the Operating Partnership owned one development project, totaling $32.8 million and approximately 0.6 million rentable square feet, that was available for sale or contribution.

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
      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis quarterly and whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of leasing activity and the economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded an impairment charge of $5.3 million in 2003

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on certain of its investments. Also during the year ended December 31, 2003, the Operating Partnership recorded a reduction of depreciation expense of $2.1 million to reflect the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The Operating Partnership believes that there are no impairments of the carrying values of its investments in real estate as of December 31, 2005.
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

Depreciation and Amortization Expense	Estimated Lives	2005	2004	2003

Building costs	5-40 years	$85,192	$68,329	$74,820
Building costs on ground leases	5-40 years	16,631	31,268	11,581
Buildings and improvements:
Roof/ HVAC/parking lots	5-40 years	6,928	6,072	5,280
Plumbing/signage	7-25 years	2,111	1,704	1,319
Painting and other	5-40 years	15,035	13,516	10,696
Tenant improvements	Over initial lease term	21,635	20,246	16,026
Lease commissions	Over initial lease term	21,095	19,655	20,306

Total real estate depreciation and amortization		168,627	160,790	140,028
Other depreciation and amortization	Various	11,677	6,560	2,309
Discontinued operations’ depreciation	Various	(14,866)	(26,230)	(26,270)

Total depreciation and amortization from continuing operations		$165,438	$141,120	$116,067

      The cost of buildings and improvements includes the purchase price of the property or interest in property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2005, 2004 and 2003 was $29.5 million, $18.7 million and $8.5 million, respectively.
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
      Investments in Consolidated and Unconsolidated Joint Ventures. Minority interests represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, which own properties aggregating approximately 41.7 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective beginning in the third quarter of 2003, however, the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities indefinitely. The disclosure requirements for certain minority interests in finite-lived entities still apply. The Operating Partnership adopted the requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership’s financial position, results of operations or cash flows. However, the minority interests associated with certain of the Operating Partnership’s consolidated joint ventures, that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2005 and 2004, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $853.6 million and $828.6 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests was approximately $1.2 billion and $1.0 billion, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
      The Operating Partnership holds interests in both consolidated and unconsolidated joint ventures. The Operating Partnership has three joint venture investments that meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46”. Therefore, the Operating Partnership determines consolidation based on standards set forth in EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and FIN 46. Based on the guidance set forth in these pronouncements, the Operating Partnership consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures where the Operating Partnership does not exercise significant control over major operating and management decisions, but where it has significant influence, or the Company is not the primary beneficiary of a variable interest entity it uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes.
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto rights. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. The Operating Partnership adopted the consolidation requirements of this consensus in the third quarter 2005 for all new or modified agreements and will adopt the consensus for existing agreements in the first quarter of 2006. There was not a material impact on the Operating Partnership’s financial position, results of operations or cash flows upon the adoption of the consolidation requirements of this consensus for all new or modified agreements. The Operating Partnership does not believe that there will be a material impact on the Operating Partnership’s financial position, results of operations or cash flows, upon adopting the consensus for existing agreements.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and Cash Equivalents. Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.
      Restricted Cash. Restricted cash includes cash held in escrow in connection with property purchases, Section 1031 exchange accounts and debt or real estate tax payments.
      Mortgages and Loans Receivable. Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable of $12.8 million on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable of $8.8 million on G. Accion, an unconsolidated investment. At December 31, 2004, the Operating Partnership also held a short — term mortgage on a prior year property sale totaling $0.8 million, which was repaid during 2005. The book value of the mortgages approximates fair value.
      Accounts Receivable. Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $66.7 million and $63.2 million as of December 31, 2005 and 2004, respectively. The Operating Partnership regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.
      Concentration of Credit Risk. Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership’s ability to lease space and on the amount of rent received. As of December 31, 2005, the Operating Partnership does not have any material concentration of credit risk due to the diversification of its tenants.
      Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2005 and 2004, deferred financing costs were $25.0 million and $28.3 million, respectively, net of accumulated amortization.
      Financial Instruments. SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. For revenues or expenses denominated in nonfunctional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership’s derivative financial instruments in effect at December 31, 2005 were two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and Japanese TIBOR (Japan) and three put options hedging against adverse foreign fluctuations of the Mexican Peso and the Euro against the U.S. dollar. Adjustments to the fair value of these instruments for the year ended December 31, 2005 were immaterial. The Operating Partnership also held two interest rate swaps hedging cash flows of our variable rate borrowings based on Euribor (Europe) and Japanese TIBOR (Japan). Adjustments to the fair value of these instruments for the year ended December 31, 2005 resulted in a gain of $0.3 million. This gain is included in accounts payable and other liabilities in the consolidated balance sheet and accumulated other comprehensive loss in the consolidated statements of partners’ capital.
      Debt. The Operating Partnership’s debt includes both fixed and variable rate secured debt, unsecured fixed rate debt, unsecured variable rate debt and credit facilities. Based on borrowing rates available to the Operating Partnership at December 31, 2005, the book value and the estimated fair value of the total debt (both secured and unsecured) was $3.4 billion, respectively. The carrying value of the variable rate debt approximates fair value.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Debt Premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2005 and 2004, the net unamortized debt premium was $12.0 million and $10.8 million, respectively, and are included as a component of secured debt on the accompanying consolidated balance sheets.
      Rental Revenues and Allowance for Doubtful Accounts. The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Operating Partnership also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Operating Partnership, vacates the premises and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Operating Partnership. In addition, the Operating Partnership nets its allowance for doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $3.2 million, $1.8 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Private Capital Income. Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by AMB Capital Partners from joint ventures and clients. Private capital income also includes promoted interests and incentive distributions from the Operating Partnership’s co-investment joint ventures.
      Stock-Based Compensation Expense. In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, its general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $4.8 million, $4.0 million and $2.4 million in 2005, 2004 and 2003, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $7.5 million, $6.4 million and $5.7 million for 2005, 2004 and 2003, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The Operating Partnership adopted SFAS No. 123 prospectively and the 2003 expense relates only to stock options granted in 2002 and subsequent periods.
      Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been (dollars in thousands):

	2005	2004	2003

Reduction to net income	$243	$1,100	$1,613
Adjusted income per common unit:
Basic	$2.97	$1.43	$1.42
Diluted	$2.85	$1.37	$1.39
      Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for public companies for interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS 123R. Under the SEC’s new rule, the Company is required to apply SFAS 123R as of January 1, 2006. The Company adopted SFAS 123R on January 1, 2006, using the modified-prospective method. The adoption of SFAS 123R required the unamortized portion of any options issued prior to 2002 to be amortized over the remaining life of those options. The adoption of SFAS 123R did not have a material impact on the Operating Partnership’s financial position, results of operations or cash flows because all options issued prior to 2002 had been fully amortized as of December 31, 2005.
      Interest and Other Income. Interest and other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.
      Gains from Dispositions of Real Estate Interests. When the Operating Partnership disposes of its real estate entities’ interests, gains reported from the sale of these interests represent either: (i) the sale of partial interests in consolidated co-investment joint ventures to third-party investors for cash or (ii) the sale of partial interests in properties to unconsolidated co-investment joint ventures with third-party investors for cash.
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
      International Operations. The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries operating in the United States and Mexico. The functional currency for the Operating Partnership’s subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of currency exchange gains and losses. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. For the years ended December 31, 2005, 2004 and 2003, gains (losses) resulting from the translation were ($1.8) million, ($0.4) million and $0.7 million, respectively. These gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of partners’ capital.
      The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains (losses) from remeasurement were $0.6 million, $0.5 million and ($0.1) million for the years ended 2005, 2004 and 2003, respectively. These gains (losses) are included in the consolidated statements of operations.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. These gains and losses have been immaterial over the past three years.
      New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership does not believe that the adoption of SFAS 153 will have a material impact on the Operating Partnership’s financial position, results of operations or cash flows.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for the fiscal year ending December 31, 2005. The adoption of FIN 47 did not have a material impact on the Operating Partnership’s financial position, results of operations or cash flows.

3.	Real Estate Acquisition and Development Activity
      During the year ended December 31, 2005, the Operating Partnership acquired 39 industrial buildings, aggregating approximately 6.4 million square feet for a total expected investment of $522.3 million. The Operating Partnership also acquired two industrial buildings, aggregating approximately 0.5 million square feet for a total expected investment of $32.7 million, through two of its unconsolidated co-investment joint ventures. During 2004, the Operating Partnership acquired 64 industrial buildings, aggregating approximately 7.6 million square feet for a total expected investment of $695.2 million.
      During the year ended December 31, 2005, the Operating Partnership initiated 30 new industrial development projects in North America, Europe and Asia with a total expected investment of $522.4 million, aggregating approximately 7.0 million square feet. During 2004, the Operating Partnership initiated 18 new industrial development projects in North America and Asia with a total expected investment of $604.2 million, aggregating approximately 5.8 million square feet.
      During the year ended December 31, 2005, the Operating Partnership completed and placed in operations eleven industrial buildings with a total investment of $137.9 million, aggregating approximately 2.5 million square feet. During 2004, the Operating Partnership completed and placed in operations seven industrial buildings with a total investment of $88.9 million, aggregating approximately 2.1 million square feet.
      As of December 31, 2005, the Operating Partnership had in its development pipeline 47 industrial projects, which will total approximately 11.9 million square feet and will have an aggregate estimated investment of $1.1 billion upon completion, of which two industrial projects with a total of 0.3 million square feet and an aggregate estimated investment of $24.5 million upon completion are held in unconsolidated joint ventures. In addition, one development project is available for sale or contribution, which totals approximately

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
0.6 million square feet and has an aggregate estimated investment of $32.8 million upon completion. As of December 31, 2005, the Operating Partnership and its Development Alliance Partners had funded an aggregate of $681.4 million and needed to fund an estimated additional $405.2 million in order to complete current and planned projects. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the first quarter of 2008. Significant land acquisitions for the year ended December 31, 2005 included the purchase of 341 acres of land for industrial warehouse developments in various North American, Europe and Asia markets for $193.9 million.

4.	Gains from Dispositions of Real Estate Interests, Development Sales and Discontinued Operations
      Gains from Dispositions of Real Estate Interests. On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P. a joint venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen ($420.4 million U.S. dollars, using the exchange rate at December 31, 2005) for an approximate 80% equity interest. The Operating Partnership contributed $106.9 million (using exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to this fund. The Operating Partnership recognized a gain of $17.8 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.
      On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. During 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC.
      On February 19, 2003, the Operating Partnership contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. The Operating Partnership recognized a gain of $7.4 million on the contribution, representing the partial sale of the Operating Partnership interests in the contributed properties acquired by the third-party investors for cash.
      Development Sales and Contributions. During 2005, the Operating Partnership sold five land parcels and five development projects, aggregating approximately 0.9 million square feet for an aggregate price of $155.2 million, resulting in an after-tax gain of $45.1 million. In addition, during 2005, the Operating Partnership received final proceeds of $7.8 million from a land sale that occurred in 2004. During 2005 the Operating Partnership also contributed one completed development project into an unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $1.9 million representing the partial sale of the Operating Partnership interests in the contributed property acquired by the third-party co-investor for cash.
      During 2004, the Operating Partnership sold seven land parcels and six development projects as part of our development-for-sale program, aggregating approximately 0.3 million square feet, for an aggregate price of $40.4 million, resulting in an after-tax gain of $6.5 million. During 2004, the Operating Partnership also contributed one completed development project into a newly-formed unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $2.0 million representing the partial sale of its interest in the contributed property acquired by the third-party co-investor for cash.
      During 2003, the Operating Partnership sold seven development-for-sale projects, aggregating approximately 0.5 million square feet, for an aggregate price of $74.8 million, resulting in an after-tax gain of $14.4 million.
      Discontinued Operations. The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144. Beginning in 2002, SFAS No. 144

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2005, the Operating Partnership divested itself of 142 industrial buildings and one retail center, aggregating approximately 9.3 million square feet, for an aggregate price of $926.6 million, with a resulting net gain of $113.6 million. Included in these divestitures is the sale of the assets of AMB Alliance Fund I for $618.5 million. The multi-investor fund owned 100 buildings totaling approximately 5.8 million square feet. The Operating Partnership received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for its 21% interest in the fund. The Operating Partnership also received a net incentive distribution of approximately $26.4 million in cash which is classified under private capital income on the consolidated statement of operations.
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
      Properties Held for Contribution. As of December 31, 2005, the Operating Partnership held for contribution to a co-investment joint venture one industrial building with an aggregate net book value of $32.8 million, which, when contributed to the joint venture, will reduce the Operating Partnership’s current ownership interest from approximately 98% to an expected range of 20-50%. This asset is not being held for divestiture under SFAS No. 144.
      Properties Held for Divestiture. As of December 31, 2005, the Operating Partnership had decided to divest itself of five industrial buildings and one undeveloped land parcel with a net book value of $17.9 million. The properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. Depreciation on properties held for divestiture is discontinued at the time the asset is held for divestiture.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Rental revenues	$63,771	$99,411	$115,711
Straight-line rents and amortization of lease intangibles	2,365	1,803	1,932
Property operating expenses	(10,940)	(16,113)	(17,470)
Real estate taxes	(7,602)	(12,401)	(13,322)
Depreciation and amortization	(14,866)	(26,230)	(26,270)
General and administrative	(67)	(113)	(11)
Other income and expenses, net	48	250	197
Interest, including amortization	(15,208)	(15,185)	(16,920)
Joint venture partners’ share of income	(8,009)	(12,523)	(14,602)

Income attributable to discontinued operations	$9,492	$18,899	$29,245

      As of December 31, 2005 and 2004, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	2005	2004

Accounts receivable, net	$1,127	$207
Other assets	$56	$39
Accounts payable and other liabilities	$879	$156

5.	Mortgage and Loan Receivables
      Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable from G. Accion, an unconsolidated investment. The Operating Partnership also had a short-term mortgage on a prior year property sale which was repaid during 2005. The Operating Partnership’s mortgage and loan receivables at December 31, 2005 and 2004 consisted of the following:

Mortgage and Loan Receivables	Market	Maturity	2005	2004	Rate

1. Pier 1	SF Bay Area	May 2026	$12,821	$12,938	13.0%
2. G.Accion	Mexico, Various	November 2006	8,800	—	10.0%
3. Platinum Distribution Center	No. New Jersey	N/A	—	800	12.0%

Total Mortgage and Loan Receivables			$21,621	$13,738

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt
      As of December 31, 2005 and 2004, debt consisted of the following (dollars in thousands):

	2005	2004

Operating Partnership secured debt, varying interest rates from 0.6% to 10.4%, due January 2006 to December 2022 (weighted average interest rate of 4.1% and 5.3% at December 31, 2005 and 2004, respectively)	$522,459	$484,929
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due March 2006 to January 2025 (weighted average interest rates of 6.3% and 6.4% at December 31, 2005 and 2004, respectively)	1,378,083	1,396,829
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due January 2006 to June 2018 (weighted average interest rates of 6.2% and 6.6% at December 31, 2005 and 2004, respectively, net of $12.5 million unamortized discount)	975,000	1,003,940
Unsecured debt, due August 2006 to November 2015, interest rate of 8.2%	23,963	9,028
Unsecured credit facilities, variable interest rate, due June 2007 to May 2008 (weighted average interest rates of 2.2% and 1.9% at December 31, 2005 and 2004, respectively)	490,072	351,699

Total debt before unamortized premiums	3,389,577	3,246,425
Unamortized premiums	11,984	10,766

Total consolidated debt	$3,401,561	$3,257,191

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust or mortgages on certain properties, some of which are cross-collateralized by multiple properties, and is generally non-recourse. As of December 31, 2005 and 2004, the total gross investment book value of those properties securing the debt was $3.6 billion and $3.3 billion, respectively, including $2.5 billion and $2.4 billion, respectively, in consolidated joint ventures. As of December 31, 2005, $1.6 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $291.7 million bear interest at variable rates (with a weighted average interest rate of 2.1%).
      As of December 31, 2005, the Operating Partnership had outstanding an aggregate of $975.0 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 5.2 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $250.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancellation of $100 million of notes that were issued in June 1998, resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2005.
      On June 1, 2004, the Operating Partnership completed the early renewal of its senior unsecured revolving line of credit in the amount of $500.0 million. The Company remains a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line,

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions, and replaces the Operating Partnership’s previous $500.0 million credit facility that was to mature in December 2005. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which is 60 basis points with an annual facility fee of 20 basis points, based on the current credit rating of the Operating Partnership’s long-term debt. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of the Operating Partnership’s unencumbered properties. As of December 31, 2005, the outstanding balance on the credit facility was $216.8 million and the remaining amount available was $244.8 million, net of outstanding letters of credit of $38.4 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on December 31, 2005, equaled approximately $173.1 million and $43.7 million in U.S. dollars, respectively. The revolving credit facility contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this revolving line of credit agreement at December 31, 2005.
      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit. On December 8, 2005, the unsecured revolving credit agreement was amended to increase the maximum principal amount outstanding at any time up to 35.0 billion Yen, which using the exchange rate in effect on December 31, 2005, equaled approximately $297.2 million U.S. dollars and can be increased up to 40.0 billion Yen upon certain conditions. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the current credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the outstanding commitments under the facility. As of December 31, 2005, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2005, was $205.8 million in U.S. dollars. The revolving credit facility contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this revolving credit agreement at December 31, 2005.
      On November 24, 2004, AMB Tokai TMK, a Japanese subsidiary of the Operating Partnership, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20.0 billion Yen, which, using the exchange rate in effect on December 31, 2005, equaled approximately $169.9 million U.S. dollars. The financing agreement is among AMB Tokai TMK, the Company, the Operating Partnership, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and a syndicate of banks. The Company and the Operating Partnership jointly and severally guarantee AMB Tokai

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and is currently 60 basis points per annum, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13.0 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and is currently 20 basis points of the amount of unused commitments. The financing agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes the Company and the Operating Partnership were in compliance with their financial covenants under this financing agreement as of December 31, 2005. In addition, Sumitomo, AMB Tokai TMK and the Operating Partnership signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10.0 billion Yen and 15.0 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13.0 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of December 31, 2005, the outstanding balance on this financing agreement was 19.5 billion Yen, which, using the exchange rate in effect on December 31, 2005, equaled approximately $165.6 million U.S. dollars and is accounted for as wholly-owned secured debt.
      On February 16, 2006, the Operating Partnership and certain of its consolidated subsidiaries entered into a third amended and restated credit agreement for a $250 million unsecured multi-currency revolving credit facility with a maturity date of February 2010, that replaced the then-existing $100 million unsecured multi-currency revolving credit facility that was to mature in June 2008. As of December 31, 2005, the Operating Partnership had an additional outstanding balance of $67.5 million under the then-existing facility.
      As of December 31, 2005, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Operating
	Partnership	Consolidated	Unsecured
	Secured	Joint Venture	Senior Debt	Unsecured	Credit
	Debt	Secured Debt	Securities	Debt	Facilities	Total

2006	$65,369	$79,262	$75,000	$16,280	$—	$235,911
2007	12,680	58,124	75,000	752	422,602	569,158
2008	40,705	178,795	175,000	810	67,470	462,780
2009	5,264	120,551	100,000	873	—	226,688
2010	71,078	116,927	250,000	941	—	438,946
2011	21,573	357,207	75,000	1,014	—	454,794
2012	254,996	171,442	—	1,093	—	427,531
2013	14,773	196,894	—	920	—	212,587
2014	15,066	4,684	—	616	—	20,366
2015	1,951	61,653	100,000	664	—	164,268
Thereafter	19,004	32,544	125,000	—	—	176,548

Total	$522,459	$1,378,083	$975,000	$23,963	$490,072	$3,389,577

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Leasing Activity
      Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2005 was as follows (dollars in thousands):

2006	$508,747
2007	434,700
2008	350,062
2009	274,763
2010	204,020
Thereafter	468,330

Total	$2,240,622

      The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $144.0 million, $134.1 million and $103.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included as rental revenue and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

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
      The following is a reconciliation of net income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Net income available to common unitholders attributable to the general partner	$250,419	$118,340	$116,716
Book depreciation and amortization	165,438	141,120	116,067
Book depreciation discontinued operations	14,866	26,230	26,270
Impairment losses	—	—	5,251
Tax depreciation and amortization	(152,084)	(141,368)	(129,608)
Book/tax difference on gain on divestitures of real estate	(23,104)	(7,409)	13,783
Book/tax difference in stock option expense	(35,513)	(15,069)	1,069
Other book/tax differences, net(1)	(35,348)	(14,786)	(6,576)

Taxable income available to common unitholders	$184,674	$107,058	$142,972

(1)	Primarily due to straight-line rent, prepaid rent, joint venture accounting and debt premium amortization timing differences.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For income tax purposes, distributions paid to common unitholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2005, 2004 and 2003, the Operating Partnership elected to distribute all of its taxable capital gain. The taxability of the Operating Partnership’s distributions to common unitholders is summarized below:

	2005

			2004

					2003

Ordinary income	$0.50	23.0%	$0.78	46.1%	$1.07	64.5%
Capital gains	1.34	61.1%	0.37	21.9%	0.47	28.3%
Unrecaptured Section 1250 gain	0.35	15.9%	0.15	8.9%	0.12	7.2%
Dividends taxed in subsequent year	—	—	—	—	—	—

Dividends paid or payable	2.19	100.0%	1.30	76.9%	1.66	100.0%

Return of capital	—	0.0%	0.39	23.1%	—	—

Total distributions	$2.19	100.0%	$1.69	100.0%	$1.66	100.0%

9.	Minority Interests in Consolidated Joint Ventures and Preferred Units
      Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 41.7 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt in properties at December 31, 2005 and 2004 (dollars in thousands) were:

		Operating	Total Investment
		Partnership’s	in Real Estate(7)		Property Debt(8)
		Ownership
Co-investment Joint Venture	Joint Venture Partner	Percentage	2005	2004	2005	2004

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$99,722	$149,244	$40,710	$50,338
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	—	415,191	—	223,704
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	592,115	516,200	291,684	264,315
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	436,713	418,129	239,944	245,454
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	507,493	492,687	245,056	237,798
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	146,007	100,043	63,143	44,406
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.(6)	20%	749,634	523,037	421,290	258,164

Total			$2,531,684	$2,614,531	$1,301,827	$1,324,179

(1)	Comprised of 16 institutional investors as stockholders as of December 31, 2005.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of December 31, 2005.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.

(7)	The Operating Partnership also had other consolidated joint ventures with total investments in real estate of $378.7 million as of December 31, 2005.

(8)	The Operating Partnership also had other consolidated joint ventures with secured debt of $85.7 million as of December 31, 2005.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the minority interest liability as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Joint venture partners	$853,643	$828,622
Held through AMB Property II, L.P.:
Class B Limited Partners	2,950	2,739
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800
Series N preferred units (liquidation preference of $36,479)(1)	36,479	36,479

Total minority interests	$1,057,156	$1,031,924

(1)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership at a price equal to $50 per unit, plus all accrued and unpaid distributions.
      The following table details the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the years ending December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003

Joint venture partners	$36,398	$29,544	$21,015
Joint venture partners’ share of development profits	11,230	523	8,098
Held through AMB Property II, L.P.:
Class B common limited partnership units	115	102	24
Series D preferred units (liquidation preference of $79,767)	6,182	6,182	6,182
Series E preferred units (liquidation preference of $11,022)	854	854	854
Series F preferred units (liquidation preference of $10,057)	800	800	931
Series H preferred units (liquidation preference of $42,000)	3,413	3,413	3,412
Series I preferred units (liquidation preference of $25,500)	2,040	2,040	2,040
Series N preferred units (liquidation preference of $36,479)(1)	1,824	512	—

Total minority interests’ share of net income	$62,856	$43,970	$42,556

(1)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership at a price equal to $50 per unit, plus all accrued and unpaid distributions.

10.	Investments in Unconsolidated Joint Ventures
      The Operating Partnership’s investment in unconsolidated joint ventures at December 31, 2005 and 2004 totaled $118.7 million and $55.2 million, respectively. The Operating Partnership’s exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments and a guarantee of $2.3 million on an outstanding loan on one if its unconsolidated joint ventures.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Operating Partnership unconsolidated joint ventures’ net equity investments at December 31, 2005 and 2004 (dollars in thousands) were:

					Operating
					Partnership’s
					Ownership
Unconsolidated Joint Ventures	Market	Square Feet	2005	2004	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC(1)	Various, Mexico	1,892,407	$16,218	$9,467	20%
AMB Japan Fund I, L.P.(2)	Various, Japan	1,201,698	10,112	—	20%
Other Industrial Operating Joint Ventures		9,295,507	41,520	41,371	52%
Other Industrial Development Joint Ventures		719,267	6,176	4,328	50%
Other Investment — G.Accion	Various	N/A	44,627	—	39%

Total Unconsolidated Joint Ventures		13,108,879	$118,653	$55,166

(1)	AMB-SGP Mexico is a co-investment partnership formed in 2004 with GIC Real Estate Pte Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $7.3 million of shareholder loans outstanding at December 31, 2005 between the Operating Partnership and the co-investment partnership.

(2)	AMB Japan Fund I is a co-investment partnership formed in 2005 with institutional investors.
      On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. During 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC. During 2005, the Operating Partnership recognized development profits of $1.7 million from the contribution to AMB-SGP Mexico, LLC of one industrial building for $23.6 million aggregating approximately 0.4 million square feet.
      On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P. a joint venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen ($420.4 million U.S. dollars, using the exchange rate at December 31, 2005) for an approximate 80% equity interest. The Operating Partnership contributed $106.9 million (using exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to this fund. The Operating Partnership recognized a gain of $17.8 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.
      Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.
      The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Operating Partnership’s office space in San Francisco. The investment is not consolidated because the Operating Partnership does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009, based on the fair market value as stipulated in the operating agreement. As of December 31, 2005, the Operating Partnership also had an approximate 39.0% unconsolidated equity interest in G.Accion S.A. de C.V. (“G.Accion”), a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

11.	Partners’ Capital
      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During 2005, the Operating Partnership redeemed 349,579 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.
      On December 13, 2005, the Company issued and sold 3,000,000 shares of 7.00% Series O Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.75 per annum. The series O preferred stock is redeemable by the Company on or after December 13, 2010, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of $72.3 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and the Company’s indirect subsidiary, owns an approximate 1.0% general partnership interest and the Operating Partnership owns an approximate 99% common limited partnership interest, issued 729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution of certain parcels of land that are located in multiple markets to AMB Property II, L.P. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with the Operating Partnership, and sold all of its series N preferred units to the Operating Partnership at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from the Operating Partnership at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale and cancelled all of the outstanding series N preferred units as of such date.
      As of December 31, 2005, the Operating Partnership had outstanding 85,585,494 common general partnership units; 4,250,977 common limited partnership units; 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units; and 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units.
      The following table sets forth the distributions paid per unit:

Paying Entity	Security	2005	2004	2003

AMB Property, L.P.	Common limited partnership units	$1.76	$1.70	$1.66
AMB Property, L.P.	Series B preferred units	n/a	n/a	$3.71
AMB Property, L.P.	Series J preferred units	$3.98	$3.98	$3.98
AMB Property, L.P.	Series K preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$1.76	$1.70	$0.22
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Series H preferred units	$4.06	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units(1)	$2.50	$0.70	n/a

(1)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership at a price equal to $50 per unit, plus all accrued and unpaid distributions.

12.	Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan
      Stock Incentive Plan. The Company and the Operating Partnership have Stock Option and Incentive Plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employees. When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has reserved for issuance 18,950,000 shares of common stock under its Stock Incentive Plans. As of December 31, 2005, the Company had 9,148,437 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.
      In 2002, the Operating Partnership adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Operating Partnership values stock options issued by the Company, its general partner, using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123, related stock option expense was $4.8 million, $4.0 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $7.5 million, $6.4 million and $5.7 million for 2005, 2004 and 2003, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 is prospective and the 2003 expense relates only to stock options granted in 2002 and subsequent periods. Prior to January 1, 2002, the Operating Partnership applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost had been recognized for the Operating Partnership’s Stock Incentive Plan as of December 31, 2001.
      As permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123, the Operating Partnership has changed its method of accounting for stock options beginning January 1, 2002. The Operating Partnership has not retroactively changed its method of accounting for stock options but has provided additional required disclosures. Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Operating Partnership’s pro forma net income available to common unitholders would have been reduced by $0.2 million, $1.1 million and $1.6 million and pro forma basic and diluted earnings per unit would have been reduced to $2.98 and $2.85; $1.43 and $1.37; and $1.42 and $1.39, respectively, for the years ended December 31, 2005, 2004 and 2003.
      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yields of 4.5%, 4.8% and 6.1%; expected volatility of 17.5%, 18.6% and 17.7%; risk-free interest rates of 3.8%,

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.6% and 3.4%; and expected lives of seven years for each year. Following is a summary of the option activity for the years ended December 31 (options in thousands):

			Options
	Shares	Weighted	Exercisable
	Under	Average	at Year
	Option	Exercise Price	End

Outstanding as of December 31, 2002	8,765	$23.16	5,526

Granted	1,854	27.18
Exercised	(318)	21.94
Forfeited	(15)	25.67

Outstanding as of December 31, 2003	10,286	23.92	7,210

Granted	1,253	34.88
Exercised	(1,233)	22.45
Forfeited	(85)	29.43

Outstanding as of December 31, 2004	10,221	25.40	7,841

Granted	1,086	38.94
Exercised	(2,033)	24.24
Forfeited	(126)	35.32

Outstanding as of December 31, 2005	9,148	$27.14	7,237

Remaining average contractual life	5.8 years

Fair value of options granted during the year	$4.48

      The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2005 (options in thousands):

			Weighted	Currently Exercisable
			Average
		Weighted	Remaining		Weighted
	Number	Average	Contractual	Number	Average
Range of Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$19.81 - $21.00	1,848	$20.71	2.7	1,848	$20.71
$21.19 - $24.69	2,214	23.48	4.4	2,214	23.48
$25.06 - $27.12	2,714	26.74	6.7	2,325	26.69
$27.14 - $38.56	2,226	35.66	8.4	850	33.32
$39.09 - $44.65	146	41.30	9.4	—	—

	9,148			7,237

      In 2005, 2004 and 2003, the Company issued 129,935, 227,609 and 272,609 restricted shares, respectively, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. As of December 31, 2005, 154,616 shares of restricted stock have been forfeited. The 547,524 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.
      401(k) Plan. In November 1997, the Company and the Operating Partnership established a Section 401(k) Savings/ Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and 2004, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2004, the Operating Partnership matched employee contributions to the 401(k) Plan in an amount equal to 50% of the first 5.5% of annual compensation deferred by each employee. During 2005, the Operating Partnership matched employee contributions to the 401(k) Plan in an amount equal to 50% of the first 6.0% of annual compensation deferred by each employee. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2005 and 2004, the Operating Partnership paid $0.65 million and $0.5 million, respectively, for its 401(k) match. No discretionary contributions were made by the Operating Partnership to the 401(k) Plan in 2005, 2004 and 2003.
      Deferred Compensation Plan. The Company and the Operating Partnership established a non-qualified deferred compensation plan for officers and directors of the Company and certain of its affiliates, which enables participants to defer income up to 100% of annual base pay, up to 100% of annual bonuses, up to 100% of their meeting fees and/or committee chairmanship fees, and up to 100% of certain equity-based compensation, as applicable, subject to restrictions, on a pre-tax basis. This deferred compensation is our unsecured obligation. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2005, 2004 or 2003. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2005 and 2004, the total fair value of compensation deferred was $20.9 million and $15.4 million, respectively.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Per Unit
      When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the years ended December 31, 2005, 2004 and 2003 were stock options and restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	2005	2004	2003

Numerator
Income from continuing operations	$147,443	$74,901	$72,485
Preferred unit distributions	(13,748)	(13,491)	(18,187)
Preferred unit redemption discount/(issuance costs or premium)	—	—	(5,413)

Income from continuing operations (after preferred unit distributions)	133,695	61,410	48,885
Income attributable to discontinued operations, net of minority interests	9,492	18,899	29,245
Gains from dispositions of real estate, net of minority interests	120,814	44,716	45,359

Net income available to common unitholders	$264,001	$125,025	$123,489

Denominator
Basic	88,684,262	86,885,250	85,859,899
Stock options and restricted stock dilution	3,824,463	3,235,000	1,756,466

Diluted weighted average common units	92,508,725	90,120,250	87,616,365

Basic income per common unit
Income from continuing operations (after preferred unit distributions)	$1.51	$0.71	$0.57
Discontinued operations	1.47	0.73	0.87

Net income available to common unitholders	$2.98	$1.44	$1.44

Diluted income per common unit
Income from continuing operations (after preferred unit distributions)	$1.44	$0.68	$0.56
Discontinued operations	1.41	0.71	0.85

Net income available to common unitholders	$2.85	$1.39	$1.41

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Commitments
      Lease Commitments. The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 57 years. Operating lease payments are being amortized ratably over the terms of the related leases. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2005 were as follows (dollars in thousands):

2006	$20,894
2007	21,036
2008	20,617
2009	20,327
2010	19,997
Thereafter	278,759

Total	$381,630

      Standby Letters of Credit. As of December 31, 2005, the Operating Partnership had provided approximately $48.7 million in letters of credit, of which $38.4 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. As of December 31, 2005, the Operating Partnership had outstanding guarantees in the aggregate amount of $128.2 million in connection with certain acquisitions. As of December 31, 2005, the Operating Partnership guaranteed $23.4 million and $2.3 million on outstanding loans on two of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively.
      Performance and Surety Bonds. As of December 31, 2005, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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
      Various properties that the Operating Partnership owns or leases in New Orleans, Louisiana and South Florida suffered damage in 2005 as a result of Hurricanes Katrina and Wilma. Although the Operating Partnership expects that its insurance will cover losses arising from this damage in excess of the industry standard deductibles paid by the Operating Partnership, there can be no assurance the Operating Partnership will be reimbursed for all losses incurred. Management is not aware of circumstances associated with these losses that would have a material adverse effect on the Operating Partnership’s business, assets, or results from operations.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Data (Unaudited)
      Selected quarterly financial results for 2005 and 2004 were as follows (dollars in thousands, except share and per share amounts):

	Quarter (unaudited)(1)

2005	March 31	June 30	September 30	December 31	Year

Total revenues	$156,721	$158,421	$160,659	$200,348	$676,149
Income before minority interests and discontinued operations	41,343	48,174	27,691	93,091	210,299
Total minority interests’ share of income	(22,473)	(12,925)	(12,650)	(14,808)	(62,856)
Income from continuing operations	18,870	35,249	15,041	78,283	147,443
Total discontinued operations	32,010	9,286	17,036	71,974	130,306

Net income	50,880	44,535	32,077	150,257	277,749
Preferred unit distributions	(3,373)	(3,373)	(3,373)	(3,629)	(13,748)

Net income available to common unitholders	$47,507	$41,162	$28,704	$146,628	$264,001

Basic income per common unit(2)
Income from continuing operations	$0.18	$0.36	$0.13	$0.84	$1.51
Discontinued operations	0.36	0.11	0.19	0.80	1.47

Net income available to common unitholders	$0.54	$0.47	$0.32	$1.64	$2.98

Diluted income per common unit(2)
Income from continuing operations	$0.17	$0.35	$0.13	$0.80	$1.44
Discontinued operations	0.35	0.10	0.18	0.77	1.41

Net income available to common unitholders	$0.52	$0.45	$0.31	$1.57	$2.85

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	87,857,933	88,241,361	89,098,104	89,451,565	88,684,262

Diluted	91,240,898	91,795,834	93,034,016	93,422,964	92,508,725

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (unaudited)(1)

2004	March 31	June 30	September 30	December 31	Year

Total revenues	$141,201	$141,353	$153,522	$156,353	$592,429
Income before minority interests and discontinued operations	24,114	25,394	31,146	38,217	118,871
Total minority interests’ share of income	(9,855)	(11,154)	(11,509)	(11,452)	(43,970)
Income from continuing operations	14,259	14,240	19,637	26,765	74,901
Total discontinued operations	4,737	7,215	15,678	35,985	63,615

Net income	18,996	21,455	35,315	62,750	138,516
Preferred unit distributions	(3,373)	(3,373)	(3,373)	(3,372)	(13,491)

Net income available to common unitholders	$15,623	$18,082	$31,942	$59,378	$125,025

Basic income per common unit(2)
Income from continuing operations	$0.13	$0.13	$0.19	$0.27	$0.71
Discontinued operations	0.05	0.08	0.18	0.41	0.73

Net income available to common unitholders	$0.18	$0.21	$0.37	$0.68	$1.44

Diluted income per common unit(2)
Income from continuing operations	$0.12	$0.12	$0.18	$0.25	$0.68
Discontinued operations	0.05	0.08	0.17	0.40	0.71

Net income available to common unitholders	$0.17	$0.20	$0.35	$0.65	$1.39

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	86,447,303	86,824,795	86,943,931	87,277,240	86,885,250

Diluted	89,617,834	89,288,954	90,146,245	91,003,313	90,120,250

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

16.	Segment Information
      The Operating Partnership mainly operates industrial properties and manages its business by markets. Such industrial properties represent more than 99.7% of the Operating Partnership’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Operating Partnership’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 0.3% of the

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Partnership’s portfolio is comprised of retail and other properties located in Southeast Florida and Georgia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See footnote 2). The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment.
      The other domestic target markets category includes Austin, Baltimore/ Washington D.C., Boston and Minneapolis. The other domestic non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes France, Germany, Japan, Mexico and the Netherlands.
      Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues			Property NOI(1)

Segments	2005	2004	2003	2005	2004	2003

Industrial domestic hub and gateway markets:
Atlanta	$21,752	$30,411	$29,080	$16,963	$23,765	$23,048
Chicago	55,088	44,991	43,835	38,116	31,378	29,933
Dallas/ Fort Worth	16,791	16,551	16,136	11,491	11,218	10,879
Los Angeles	106,104	103,438	93,823	84,330	80,960	74,431
Northern New Jersey/ New York	85,331	64,662	52,709	61,278	45,022	34,735
San Francisco Bay Area	86,627	98,885	109,819	69,003	79,429	90,008
Miami	34,899	33,821	32,897	23,713	23,027	23,304
Seattle	44,368	41,675	31,813	34,394	32,539	24,863
On-Tarmac	56,912	54,425	49,152	33,198	30,596	26,580

Total industrial domestic hub markets	507,872	488,859	459,264	372,486	357,934	337,781
Other domestic target markets	104,301	109,560	103,051	74,150	80,170	74,159
Other domestic non-target markets	33,126	34,004	29,588	24,643	25,351	21,611
International target markets	30,762	25,641	6,101	23,942	20,694	5,697
Straight-line rents and amortization of lease intangibles	19,523	16,281	10,662	19,523	16,281	10,662
Total other markets	2,759	6,403	12,642	1,849	3,546	7,793
Discontinued operations	(66,136)	(101,214)	(117,643)	(47,594)	(72,700)	(86,851)

Total	$632,207	$579,534	$503,665	$468,999	$431,276	$370,852

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
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

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estate companies, as they may use different methodologies for calculating NOI. The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP:

	2005	2004	2003

Property NOI	$468,999	$431,276	$370,852
Private capital income	43,942	12,895	13,337
Depreciation and amortization	(165,438)	(141,120)	(116,067)
Impairment losses	—	—	(5,251)
General and administrative	(77,409)	(58,843)	(46,418)
Fund costs	(1,482)	(1,741)	(825)
Equity in earnings of unconsolidated joint ventures	10,770	3,781	5,445
Interest and other income	6,499	3,758	3,976
Gains from dispositions of real estate	19,099	5,219	7,429
Development profits, net of taxes	54,811	8,528	14,441
Interest, including amortization	(149,492)	(144,882)	(131,878)
Total minority interests’ share of income	(62,856)	(43,970)	(42,556)
Total discontinued operations	130,306	63,615	74,604

Net income	$277,749	$138,516	$147,089

      The Operating Partnership’s total assets by market were:

	Total Assets as of

	December 31, 2005	December 31, 2004

Industrial domestic hub and gateway markets:
Atlanta	$208,751	$204,554
Chicago	504,581	479,919
Dallas/ Fort Worth	137,112	143,953
Los Angeles	930,917	922,401
Northern New Jersey/ New York	756,719	775,784
San Francisco Bay Area	789,129	788,120
Miami	372,728	363,694
Seattle	371,029	377,142
On-Tarmac	245,046	239,377

Total industrial domestic hub markets	4,316,012	4,294,944
Other domestic target markets	693,287	825,930
Other non-target markets and other	264,954	308,428
International target markets	975,960	684,184
Total other markets	10,277	15,915
Investments in unconsolidated joint ventures	118,653	55,166
Non-segment assets(1)	423,596	202,376

Total assets	$6,802,739	$6,386,943

(1)	Non-segment assets consist of corporate assets including cash and mortgages receivable.

AMB PROPERTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Event
      Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with the Operating Partnership, and sold all of its series N preferred units to the Operating Partnership at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from the Operating Partnership at a price equal to $50.00 per unit, plus all accrued and unpaid distributions to the date of such sale and cancelled all of the outstanding series N preferred units as of such date.
      On February 16, 2006, the Operating Partnership and certain of its consolidated subsidiaries entered into a third amended and restated credit agreement for a $250 million unsecured revolving credit facility that replaced the then-existing $100 million unsecured revolving credit facility that was to mature in June 2008. The Company, along with the Operating Partnership, guarantees the obligations for such subsidiaries and other entities controlled by the Company or the Operating Partnership that are selected to be borrowers by the Operating Partnership from time to time under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased up to $350 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the current credit rating of the Operating Partnership’s senior unsecured long-term debt, which is currently 60 basis points, with an annual facility fee based on the current credit rating of the Operating Partnership’s senior unsecured long-term debt. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements.

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
Atlanta
Airport Plaza	3	GA	IND	$4,334	$1,811	$5,093	$735	$1,811	$5,828	$7,639	$486	2003	5-40
Airport South Business Park	8	GA	IND	16,440	9,200	16,437	13,715	9,200	30,152	39,352	4,002	2001	5-40
AMB Airlogistics Center	3	GA	IND	17,225	7,757	19,084	26	7,757	19,110	26,867	367	2005	5-40
Amwiler-Gwinnett Ind. Park	6	GA	IND	5,264	3,488	10,487	3,315	3,488	13,802	17,290	4,061	1995	5-40
Atlanta South Business Park	9	GA	IND	—	8,047	24,179	2,852	8,047	27,031	35,078	6,702	1997	5-40
South Ridge at Hartsfield	1	GA	IND	3,912	2,096	4,008	615	2,096	4,623	6,719	523	2001	5-40
Southfield/ KRDC Industrial SG	13	GA	IND	32,859	13,578	35,730	7,368	13,578	43,098	56,676	6,198	1997	5-40
Southside Distribution Center	1	GA	IND	1,064	766	2,480	105	766	2,585	3,351	312	2001	5-40
Sylvan Industrial	1	GA	IND	—	1,946	5,905	631	1,946	6,536	8,482	1,167	1999	5-40
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	387	1,060	3,615	4,675	613	2000	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	694	1,200	4,438	5,638	874	1998	5-40
AMB District Industrial	1	IL	IND	—	703	1,339	172	703	1,511	2,214	103	2004	5-40
AMB Glendale Lakes Dist.	2	IL	IND	—	2,801	7,646	6	2,801	7,652	10,453	20	2005	5-40
AMB Golf Distribution	1	IL	IND	14,141	7,740	16,749	115	7,740	16,864	24,604	523	2005	5-40
AMB High Grove Distribution	1	IL	IND	4,275	2,158	3,792	14	2,158	3,806	5,964	69	2005	5-40
AMB Nicholas Warehouse	1	IL	IND	—	4,681	5,810	1,826	4,681	7,636	12,317	385	2005	5-40
AMB O’Hare	14	IL	IND	9,170	2,924	8,995	2,593	2,924	11,588	14,512	2,000	1999	5.40
AMB Port O’Hare	2	IL	IND	5,861	4,913	5,761	1,182	4,913	6,943	11,856	1,209	2001	5-40
AMB Sivert Distribution	1	IL	IND	—	857	1,377	573	857	1,950	2,807	122	2004	5-40
AMB Turnberry Distribution	5	IL	IND	61,620	19,112	78,360	452	19,112	78,812	97,924	2,860	2004	5-40
Belden Avenue SGP	3	IL	IND	9,676	5,393	13,655	849	5,487	14,410	19,897	2,706	1997	5-40
Bensenville Ind Park	13	IL	IND	—	20,799	62,438	17,427	20,799	79,865	100,664	21,482	1997	5-40
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	560	1,332	4,556	5,888	943	1997	5-40
Chancellory Warehouse	1	IL	IND	2,486	1,566	2,006	839	1,566	2,845	4,411	363	2002	5-40
Chicago Industrial Portfolio	1	IL	IND	—	762	2,285	744	762	3,029	3,791	642	1997	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	141	3,705	3,717	7,422	476	2001	5-40
Elk Grove Village SG	10	IL	IND	16,267	7,059	21,739	4,771	7,059	26,510	33,569	4,655	1997	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	1,331	1,399	5,567	6,966	1,495	1997	5-40
Hamilton Parkway	1	IL	IND	—	1,554	4,408	575	1,554	4,983	6,537	1,107	1997	5-40
Hintz Building	1	IL	IND	—	420	1,259	402	420	1,661	2,081	372	1998	5-40
Itasca Industrial Portfolio	6	IL	IND	—	6,416	19,290	4,288	6,416	23,578	29,994	6,626	1997	5-40
Melrose Park Distribution Ctr.	1	IL	IND	—	2,936	9,190	2,147	2,936	11,337	14,273	3,393	1997	5-40
NDP — Chicago	3	IL	IND	—	1,496	4,487	1,098	1,496	5,585	7,081	1,532	1998	5-40
O’Hare Industrial Portfolio	12	IL	IND	—	5,497	15,955	5,259	5,497	21,214	26,711	5,148	1997	5-40
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	58	4,551	3,210	7,761	238	2002	5-40
Stone Distribution Center	1	IL	IND	2,859	2,242	3,266	867	2,242	4,133	6,375	281	2003	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
Thorndale Distribution	1	IL	IND	5,355	4,130	4,215	426	4,130	4,641	8,771	542	2002	5-40
Touhy Cargo Terminal	1	IL	IND	5,183	2,800	110	4,572	2,800	4,682	7,482	308	2002	5-40
Windsor Court	1	IL	IND	—	766	2,338	165	766	2,503	3,269	539	1997	5-40
Wood Dale Industrial SG	5	IL	IND	8,411	2,868	9,166	1,238	2,868	10,404	13,272	1,527	1999	5-40
Yohan Industrial	3	IL	IND	4,476	5,904	7,323	1,416	5,904	8,739	14,643	904	2003	5-40
Dallas/ Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,695	1,267	899	3,962	4,861	1,044	1998	5-40
Dallas Industrial	12	TX	IND	—	5,938	17,836	5,758	5,938	23,594	29,532	6,798	1997	5-40
Greater Dallas Industrial Port	4	TX	IND	—	4,295	14,286	3,130	4,295	17,416	21,711	4,868	1997	5-40
Lincoln Industrial Center	1	TX	IND	—	671	2,052	321	671	2,373	3,044	644	1997	5-40
Lonestar Portfolio	6	TX	IND	15,414	6,009	19,773	4,277	6,451	23,608	30,059	2,903	1997	5-40
Northfield Dist. Center	6	TX	IND	21,867	7,728	24,492	1,468	7,729	25,959	33,688	2,400	2002	5-40
Richardson Tech Center SGP	2	TX	IND	4,913	1,522	5,887	2,419	1,522	8,306	9,828	836	1997	5-40
Valwood Industrial	2	TX	IND	—	1,983	5,989	2,341	1,983	8,330	10,313	2,390	1997	5-40
West North Carrier Parkway	1	TX	IND	—	1,375	4,165	1,274	1,375	5,439	6,814	1,393	1997	5-40
Los Angeles
AMB Forest Distribution Center	1	CA	IND	—	2,990	3,486	306	2,990	3,792	6,782	53	2005	5-40
AMB Line Haul Distribution Ctr	2	CA	IND	—	3,474	4,913	—	3,474	4,913	8,387	—	2005	5-40
AMB Starboard Distribution Ctr	1	CA	IND	—	19,683	17,386	756	19,683	18,142	37,825	420	2005	5-40
AMB Triton Distribution Center	1	CA	IND	—	6,856	7,135	65	6,856	7,200	14,056	35	2005	5-40
Anaheim Industrial Property	1	CA	IND	—	1,457	4,340	857	1,457	5,197	6,654	1,262	1997	5-40
Artesia Industrial	24	CA	IND	44,947	22,238	66,692	12,133	22,238	78,825	101,063	19,570	1997	5-40
Aviation Logistics Center A-L	8	CA	IND	31,950	22,141	19,178	2,965	22,141	22,143	44,284	1,527	2003	5-40
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915	1,039	6,904	13,954	20,858	1,794	2001	5-40
Cabrillo Distribution Center	1	CA	IND	12,122	7,563	11,178	35	7,563	11,213	18,776	848	2002	5-40
Carson Industrial	12	CA	IND	—	4,231	10,419	5,270	4,231	15,689	19,920	3,061	1999	5-40
Carson Town Center	2	CA	IND	—	6,565	3,210	14,944	6,565	18,154	24,719	2,282	2000	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,192	979	2,711	9,171	11,882	1,272	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	74	2,529	7,725	10,254	1,012	2000	5-40
Eaves Distribution Center	3	CA	IND	14,620	11,893	12,708	2,651	11,893	15,359	27,252	2,480	2001	5-40
Ford Distribution Cntr	7	CA	IND	—	24,557	22,045	3,986	24,557	26,031	50,588	3,618	2001	5-40
Fordyce Distribution Center	1	CA	IND	7,208	4,340	8,335	4,608	5,835	11,448	17,283	959	2001	5-40
Harris Bus Ctr Alliance II	9	CA	IND	31,770	20,772	31,050	3,599	20,863	34,558	55,421	5,679	2000	5-40
Hawthorne LAX Cargo AMBPTNII	1	CA	IND	8,114	2,775	8,377	514	2,775	8,891	11,666	1,169	2000	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	1,602	1,613	6,481	8,094	1,600	1997	5-40
LA Co Industrial Port SGP	6	CA	IND	22,029	9,430	29,242	4,503	9,432	33,743	43,175	4,500	1997	5-40
LAX Gateway	1	CA	IND	16,124	—	26,774	310	—	27,084	27,084	1,949	2004	5-40
LAX Logistics Center 1	2	CA	IND	31,236	29,622	25,913	1,588	29,622	27,501	57,123	1,903	2003	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
Los Nietos Business Center SG	4	CA	IND	7,672	2,488	7,751	973	2,488	8,724	11,212	1,273	1999	5-40
NDP — Los Angeles	6	CA	IND	—	5,948	17,844	3,493	5,948	21,337	27,285	4,736	1998	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,490	1,756	2,398	9,246	11,644	1,807	2000	5-40
Northpointe Commerce	2	CA	IND	—	1,773	5,358	653	1,773	6,011	7,784	1,441	1997	5-40
Park One at LAX, LLC	—	CA	IND	—	75,000	431	386	75,000	817	75,817	44	2002	5-40
Pioneer-Alburtis	5	CA	IND	7,978	2,422	7,166	1,154	2,422	8,320	10,742	1,301	1999	5-40
Slauson Dist. Ctr. AMBPTNII	8	CA	IND	25,238	7,806	23,552	5,610	7,806	29,162	36,968	4,195	2000	5-40
Sunset Dist. Center	3	CA	IND	11,607	13,360	2,764	9,970	13,360	12,734	26,094	857	2002	5-40
Systematics	1	CA	IND	—	911	2,773	638	911	3,411	4,322	983	1997	5-40
Torrance Commerce Center	6	CA	IND	—	2,045	6,136	1,276	2,045	7,412	9,457	1,946	1998	5-40
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	15,215	9,393	23,856	33,249	4,518	2000	5-40
Walnut Drive	1	CA	IND	—	964	2,918	763	964	3,681	4,645	908	1997	5-40
Watson Industrial Center AFdII	1	CA	IND	4,362	1,713	5,320	1,325	1,713	6,645	8,358	951	2001	5-40
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	3,668	3,849	15,273	19,122	3,633	1999	5-40
Miami
Beacon Centre	18	FL	IND	65,798	31,704	96,681	21,024	31,704	117,705	149,409	20,619	2000	5-40
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	6,340	10,105	37,777	47,882	8,639	1997	5-40
Beacon Lakes 109	1	FL	IND	18,450	1,689	8,133	923	1,689	9,056	10,745	401	2005	5-40
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	1,533	4,945	16,408	21,353	3,889	1997	5-40
Cobia Distribution Center	2	FL	IND	—	1,792	5,950	1,532	1,792	7,482	9,274	191	2004	5-40
Dolphin Distribution Center	1	FL	IND	2,385	1,581	3,602	154	1,581	3,756	5,337	96	2003	5-40
AMB MIA Logistics Ctr 6905	1	FL	IND	—	2,793	6,912	142	2,793	7,054	9,847	148	2005	5-40
AMB Seaboard Industrial Park	3	FL	IND	—	700	2,413	87	700	2,500	3,200	4	2005	5-40
Gratigny Distribution Center	1	FL	IND	3,800	1,551	2,380	897	1,551	3,277	4,828	339	2003	5-40
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	619	1,076	2,788	3,864	286	2003	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	2,946	6,400	22,580	28,980	4,235	1999	5-40
Panther Distribution Center	1	FL	IND	3,900	1,840	3,252	1,024	1,840	4,276	6,116	228	2003	5-40
Sunrise Industrial	3	FL	IND	7,415	4,573	17,088	506	4,573	17,594	22,167	2,669	1998	5-40
Tarpon Distribution Center	1	FL	IND	2,544	884	3,914	215	884	4,129	5,013	302	2004	5-40
No. New Jersey/ New York City
AMB JFK Airgate Center	4	NY	IND	13,055	5,980	26,393	1,808	5,980	28,201	34,181	866	2005	5-40
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	4,225	5,449	18,683	24,132	3,466	2000	5-40
AMB Pointview Dist. Ctr.	1	NJ	IND	12,547	4,693	12,354	473	4,693	12,827	17,520	143	2005	5-40
AMB Tri-Port Distribution Ctr	1	NJ	IND	—	25,672	19,853	226	25,672	20,079	45,751	866	2004	5-40
Dellamor	8	NJ	IND	13,928	12,061	11,577	2,059	12,061	13,636	25,697	1,467	2002	5-40
Docks Corner SG (Phase II)	1	NJ	IND	34,465	13,672	22,516	20,360	13,672	42,876	56,548	6,355	1997	5-40
Fairfalls Portfolio	28	NJ	IND	33,836	20,381	45,038	2,497	20,381	47,535	67,916	2,983	2004	5-40
Fairmeadows Portfolio (19-21)	3	NJ	IND	6,976	4,317	8,836	76	4,317	8,912	13,229	473	2004	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
Fairmeadows Portfolio 1-18, except 14)	17	NJ	IND	23,831	18,615	27,901	3,968	18,615	31,869	50,484	2,317	2003	5-40
Jamesburg Road Corporate Park	3	NJ	IND	21,146	11,700	35,102	6,030	11,700	41,132	52,832	8,945	1998	5-40
JFK Air Cargo	15	NY	IND	—	16,944	45,694	6,331	16,944	52,025	68,969	9,710	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,250	1,039	2,349	8,290	10,639	1,477	2000	5-40
JFK Logistics Center Bldgs A-D	4	NY	IND	100,836	57,487	96,593	162	57,487	96,755	154,242	4,530	2004	5-40
Linden Industrial	1	NJ	IND	—	900	2,753	1,493	900	4,246	5,146	778	1999	5-40
Mahwah Corporate Center	4	NJ	IND	—	7,068	22,087	3,042	7,069	25,128	32,197	4,419	1998	5-40
Meadow Lane	1	NJ	IND	—	838	2,594	304	838	2,898	3,736	591	1999	5-40
Meadowlands ALFII	4	NJ	IND	11,760	6,666	13,093	2,234	6,666	15,327	21,993	2,527	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	1,040	1,110	4,525	5,635	1,017	2000	5-40
Moonachie Industrial	2	NJ	IND	5,256	2,731	5,228	399	2,731	5,627	8,358	812	2001	5-40
Mooncreek Distribution Center	1	NJ	IND	—	2,958	7,924	46	2,958	7,970	10,928	441	2004	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	5,278	1,670	7,846	9,516	2,697	1999	5-40
Newark Airport I & II	2	NJ	IND	3,444	1,755	5,400	569	1,755	5,969	7,724	1,161	2000	5-40
Orchard Hill	1	NJ	IND	1,273	1,212	1,411	624	1,212	2,035	3,247	129	2002	5-40
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	5,215	4,067	17,417	21,484	3,710	1998	5-40
Skyland Crossdock	1	NJ	IND	—	—	7,250	266	—	7,516	7,516	731	2002	5-40
Teterboro Meadowlands 15	1	NJ	IND	9,389	4,961	9,618	1,397	4,961	11,015	15,976	2,358	2001	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	2,239	2,247	9,020	11,267	2,297	1997	5-40
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	—	—	6,367	114	—	6,481	6,481	1,797	2000	5-19
AMB DAY Cargo Center	5	OH	IND	6,395	—	7,163	450	—	7,613	7,613	1,919	2000	5-23
AMB DFW Cargo Center 1	1	TX	IND	—	—	34,198	157	—	34,355	34,355	(1)	2000	5-32
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	14,536	—	18,822	18,822	3,181	1999	5-39
AMB DFW Cargo Center East	3	TX	IND	5,812	—	20,632	1,103	—	21,735	21,735	4,260	2000	5-26
AMB IAD Cargo Center 5	1	VA	IND	—	—	38,840	348	—	39,188	39,188	9,102	2000	5-15
AMB JAX Cargo Center	1	FL	IND	—	—	3,029	100	—	3,129	3,129	714	2000	5-22
AMB JFK Cargo Center 75 77	2	NJ	IND	—	—	30,965	4,510	—	35,475	35,475	9,763	2002	5-13
AMB LAS Cargo Center 1 4	4	NV	IND	—	—	19,721	1,276	—	20,997	20,997	2,161	2003	5-33
AMB LAX Cargo Center	3	CA	IND	6,772	—	13,445	283	—	13,728	13,728	3,259	2000	5-22
AMB MCI Cargo Center 1	1	MO	IND	4,520	—	5,793	253	—	6,046	6,046	1,745	2000	5-18
AMB MCI Cargo Center 2	1	MO	IND	8,705	—	8,134	90	—	8,224	8,224	1,533	2000	5-27
AMB MIA Cargo Ctr 712	1	FL	IND	—	—	18,260	583	—	18,843	18,843	797	2005	5-32
AMB PDX Cargo Center Airtrans	2	OR	IND	—	—	26	11,076	—	11,102	11,102	1,712	2002	5-28
AMB PHL Cargo Center C2	1	PA	IND	—	—	9,716	2,127	—	11,843	11,843	3,168	2000	5-27

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
AMB RNO Cargo Center 10 11	2	NV	IND	—	—	6,014	232	—	6,246	6,246	823	2003	5-23
AMB SEA Air Cargo Center 314	1	WA	IND	2,424	—	2,939	992	—	3,931	3,931	1,065	2003	5-15
AMB SEA Cargo Center North	2	WA	IND	4,077	—	15,594	365	—	15,959	15,959	3,120	2000	5-27
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	283	—	3,339	3,339	1,259	2000	5-14
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,480	2,990	3,147	12,469	15,616	3,435	1997	5-40
Albrae Business Center	1	CA	IND	7,473	6,299	6,227	1,060	6,299	7,287	13,586	934	2001	5-40
Alvarado Business Center SG	5	CA	IND	23,012	6,328	26,671	10,077	6,328	36,748	43,076	5,296	1997	5-40
AMB Spruce Avenue	1	CA	IND	31,352	32,702	33,091	2	32,701	33,094	65,795	360	2005	5-40
Brennan Distribution	1	CA	IND	3,997	3,683	3,022	2,193	3,683	5,215	8,898	1,211	2001	5-40
Central Bay	2	CA	IND	6,706	3,896	7,399	1,850	3,895	9,250	13,145	1,625	2001	5-40
Component Drive Ind Port	3	CA	IND	—	12,688	6,974	1,467	12,688	8,441	21,129	1,306	2001	5-40
Dado Distribution	1	CA	IND	—	7,221	3,739	2,312	7,221	6,051	13,272	880	2001	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	1,257	2,644	9,271	11,915	1,653	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,033	2,130	2,664	10,164	12,828	2,608	1997	5-40
Dublin Industrial Portfolio	1	CA	IND	—	2,980	9,042	2,059	2,980	11,101	14,081	1,830	2000	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	2,551	7,128	13,574	20,702	2,179	2001	5-40
East Bay Whipple	1	CA	IND	6,639	5,333	8,126	1,678	5,333	9,804	15,137	1,373	2001	5-40
East Grand Airfreight	2	CA	IND	3,945	5,093	4,190	37	5,093	4,227	9,320	344	2003	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	5,015	4,038	20,128	24,166	3,864	2000	5-40
Fairway Drive Ind SGP	4	CA	IND	11,777	4,204	13,949	3,058	4,204	17,007	21,211	2,397	1997	5-40
Hayward Industrial — Hathaway	2	CA	IND	—	4,473	13,545	865	4,472	14,411	18,883	1,926	2000	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	3,754	7,875	27,729	35,604	5,578	1999	5-40
Laurelwood Drive	2	CA	IND	—	2,750	8,538	665	2,750	9,203	11,953	1,959	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,164	2,870	6,685	9,555	1,221	2001	5-40
Marina Business Park	2	CA	IND	4,145	3,280	4,317	424	3,281	4,740	8,021	424	2002	5-40
Martin/ Scott Ind Port	2	CA	IND	—	9,052	5,309	446	9,052	5,755	14,807	750	2001	5-40
MBC Industrial	4	CA	IND	—	5,892	17,716	3,439	5,892	21,155	27,047	5,392	1997	5-40
Milmont Page SGP	3	CA	IND	10,996	3,420	10,600	3,274	3,420	13,874	17,294	1,915	1997	5-40
Moffett Distribution	7	CA	IND	18,359	26,916	11,276	2,772	26,915	14,049	40,964	2,041	2001	5-40
Moffett Park/ Bordeaux R&D	14	CA	IND	—	14,805	44,462	13,615	14,805	58,077	72,882	17,964	1997	5-40
Pacific Business Center	2	CA	IND	—	5,417	16,291	3,776	5,417	20,067	25,484	5,077	1997	5-40
Pardee Drive SG	1	CA	IND	1,475	619	1,880	283	618	2,164	2,782	288	1999	5-40
Silicon Valley R&D	5	CA	IND	—	6,700	20,186	11,247	6,700	31,433	38,133	8,636	1997	5-40
South Bay Industrial	8	CA	IND	42	14,992	45,016	7,223	14,992	52,239	67,231	13,196	1997	5-40
Utah Airfreight	1	CA	IND	16,627	18,753	8,381	1,733	18,753	10,114	28,867	1,085	2003	5-40
Wiegman Road	1	CA	IND	—	1,563	4,688	1,584	1,563	6,272	7,835	1,689	1997	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
Williams & Burroughs AMB PrtII	4	CA	IND	7,618	2,262	6,981	3,389	2,262	10,370	12,632	2,408	1999	5-40
Willow Park Industrial	21	CA	IND	—	25,590	76,772	18,074	25,591	94,845	120,436	22,193	1998	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,052	1,045	2,351	8,096	10,447	1,816	1997	5-40
Zanker/ Charcot Industrial	5	CA	IND	—	5,282	15,887	3,509	5,282	19,396	24,678	4,881	1997	5-40
Seattle
Black River	1	WA	IND	3,275	1,845	3,558	427	1,844	3,986	5,830	634	2001	5-40
Earlington Business Park	1	WA	IND	4,059	2,766	3,234	882	2,766	4,116	6,882	514	2002	5-40
East Valley Warehouse	1	WA	IND	—	6,813	20,511	5,887	6,813	26,398	33,211	6,579	1999	5-40
Harvest Business Park	3	WA	IND	—	2,371	7,153	1,578	2,371	8,731	11,102	2,402	1997	5-40
AMB Portside Distribution Cent	1	WA	IND	—	9,964	14,421	2,686	9,964	17,107	27,071	241	2005	5-40
AMB Sumner Landing	1	WA	IND	—	6,937	17,577	2,016	6,937	19,593	26,530	435	2005	5-40
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	1,918	3,042	11,083	14,125	2,867	1997	5-40
Kingsport Industrial Park	7	WA	IND	—	8,101	23,812	5,842	7,919	29,836	37,755	7,620	1997	5-40
NDP — Seattle	4	WA	IND	11,437	3,992	11,774	1,275	3,993	13,048	17,041	1,387	1998	5-40
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	1,309	3,533	12,060	15,593	3,092	1997	5-40
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830	383	1,329	2,213	3,542	322	2002	5-40
Renton Northwest Corp. Park	6	WA	IND	23,438	25,959	14,792	1,161	25,959	15,953	41,912	1,610	2002	5-40
SEA Logistics Center 1	3	WA	IND	17,345	9,218	18,967	1,146	9,217	20,114	29,331	1,424	2003	5-40
SEA Logistics Center 2	3	WA	IND	14,197	11,535	24,601	1,502	12,874	24,764	37,638	1,517	2003	5-40
Trans-Pacific Industrial Park	11	WA	IND	48,600	31,675	42,210	6,091	31,675	48,301	79,976	3,366	2003	5-40
Other Industrial Markets
Activity Distribution Center	4	CA	IND	—	3,736	11,248	2,775	3,736	14,023	17,759	3,501	1997	5-40
AMB Broadmoor Distribution	1	MA	IND	—	2,459	5,720	—	2,460	5,719	8,179	79	2005	5-40
AMB Capronilaan	1	The Netherlands	IND	14,737	8,525	14,633	—	8,525	14,633	23,158	775	2004	5-40
AMB CDG Cargo Center SAS	1	France	IND	19,468	—	37,002	—	—	37,002	37,002	1,356	2004	5-37
AMB Cedar Hill Distribution	1	MA	IND	—	1,274	3,329	—	1,274	3,329	4,603	43	2005	5-40
AMB Energy Park Distribution	1	MN	IND	8,970	3,700	9,374	138	3,701	9,511	13,212	179	2005	5-40
AMB Industrial Park Bus. Ctr	1	MN	IND	3,240	1,648	4,188	8	1,649	4,195	5,844	160	2004	5-40
AMB Jiuting DC	1	Shanghai	IND	—	—	8,290	—	—	8,290	8,290	—	2005	5-40
AMB L’Isle D’Abeau	1	Lyon	IND	—	3,710	14,174	—	3,710	14,174	17,884	267	2005	5-40
AMB Lunar Pointe Distribution	1	MN	IND	—	2,309	5,601	—	2,309	5,601	7,910	—	2005	5-40
AMB Northpoint Indust. Center	3	MN	IND	6,300	2,769	8,087	32	2,769	8,119	10,888	388	2004	5-40
AMB Pinewood Distribution	1	MA	IND	16,000	7,835	15,130	—	7,835	15,130	22,965	87	2005	5-40
AMB Schiphol Dist Center	1	The Netherlands	IND	8,896	5,618	8,595	—	5,618	8,595	14,213	321	2004	5-40
AMB Shady Oak Indust. Center	1	MN	IND	1,760	897	1,794	247	896	2,042	2,938	115	2004	5-40
B.W.I.P	2	MD	IND	—	2,258	5,149	1,185	2,258	6,334	8,592	646	2002	5-40
Beltway Distribution	1	VA	IND	—	4,800	15,159	6,036	4,800	21,195	25,995	5,104	1999	5-40
Boston Industrial	17	MA	IND	7,775	16,125	49,811	18,597	16,125	68,408	84,533	18,476	1998	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
Boston Marine Industrial Park	1	MA	IND	49,559	—	69,135	2,073	—	71,208	71,208	4,396	2004	5-40
Bourget Industrial	1	France	IND	20,433	9,753	23,172	—	9,752	23,173	32,925	1,226	2003	5-40
Braemar Business Center	2	MN	IND	—	1,566	4,613	1,362	1,566	5,975	7,541	1,616	1998	5-40
Burnsville Business Center	1	MN	IND	—	932	2,796	1,356	932	4,152	5,084	1,401	1998	5-40
Cabot BP Land (KYDJ)	1	MA	IND	—	510	1,103	9,085	864	9,834	10,698	3,243	1998	5-40
Cabot Business Park	12	MA	IND	—	14,353	43,609	8,834	15,398	51,398	66,796	12,343	1998	5-40
Cabot Business Park SGP	3	MA	IND	15,846	5,800	16,968	3,385	6,252	19,901	26,153	1,915	2002	5-40
Chancellor	1	FL	IND	—	1,587	3,760	3,524	1,588	7,283	8,871	1,080	1996	5-40
Chancellor Square	3	FL	IND	14,326	2,009	6,106	4,467	2,009	10,573	12,582	3,176	1998	5-40
Chemway Industrial Portfolio	5	NC	IND	—	2,875	8,625	1,964	2,875	10,589	13,464	2,563	1998	5-40
CLT Logistics Center 1	11	NC	IND	20,539	5,443	22,818	1,819	5,569	24,511	30,080	1,558	2003	5-40
Columbia Business Center	9	MD	IND	3,222	3,856	11,736	3,706	3,856	15,442	19,298	3,808	1999	5-40
Corporate Park/ Hickory Hill	7	TN	IND	11,572	6,789	23,796	524	6,788	24,321	31,109	5,534	1998	5-40
Corporate Square Industrial	6	MN	IND	—	4,024	12,113	3,329	4,024	15,442	19,466	4,526	1997	5-40
Corridor Industrial	1	MD	IND	2,300	996	3,019	328	996	3,347	4,343	657	1999	5-40
Crysen Industrial	1	MD	IND	—	1,425	4,275	1,191	1,425	5,466	6,891	1,440	1998	5-40
Dulles Commerce Center	1	MD	IND	—	849	3,038	279	849	3,317	4,166	140	2005	5-40
Elmwood Distribution	5	LA	IND	—	4,163	12,488	3,825	4,163	16,313	20,476	2,752	1998	5-40
Frankfurt Logistic Center	1	Germany	IND	12,193	—	18,867	—	—	18,867	18,867	982	2003	5-40
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	1,987	4,083	14,323	18,406	3,117	1999	5-40
Greenwood Industrial	3	MD	IND	—	4,729	14,188	3,044	4,729	17,232	21,961	3,955	1998	5-40
IAH Logistics Center	1	TX	IND	17,172	6,582	21,252	10	6,583	21,261	27,844	1,020	2004	5-40
Janitrol	1	OH	IND	—	1,797	5,390	474	1,797	5,864	7,661	1,298	1997	5-40
Koolhovenlaan 1&2	2	The Netherlands	IND	7,174	4,085	6,931	—	4,085	6,931	11,016	151	2005	5-40
Meadowridge Industrial	3	MD	IND	—	3,716	11,146	686	3,715	11,833	15,548	2,422	1998	5-40
Mendota Heights Gateway Common	1	MN	IND	—	1,367	4,565	2,647	1,367	7,212	8,579	2,885	1998	5-40
MET PHASE 1 95, LTD	5	TX	IND	—	10,968	32,944	4,540	10,968	37,484	48,452	8,010	1997	5-40
Minneapolis Distribution Port	3	MN	IND	—	4,052	13,374	3,977	4,051	17,352	21,403	4,224	1997	5-40
Minneapolis Industrial Port IV	4	MN	IND	7,068	4,938	14,853	2,753	4,937	17,607	22,544	4,904	1997	5-40
Oakland Ridge Ind Ctr I, II, and V	6	MD	IND	4,108	3,297	11,906	3,180	3,297	15,086	18,383	4,933	1999	5-40
Paris Nord Distribution I	1	France	IND	—	2,864	4,723	1,564	3,361	5,790	9,151	469	2002	5-40
Paris Nord Distribution II	1	France	IND	—	1,697	5,127	2,924	1,967	7,781	9,748	765	2002	5-40
Patriot Dist. Center	1	MA	IND	10,016	4,164	22,156	—	4,164	22,156	26,320	765	2005	5-40
Patuxent Range Road	2	MD	IND	—	1,696	5,127	1,098	1,696	6,225	7,921	1,543	1997	5-40
Penn James Warehouse	2	MN	IND	—	1,991	6,013	1,715	1,991	7,728	9,719	2,022	1996	5-40
Port of Hamburg	3	Hamburg	IND	17,746	—	34,218	2,173	—	36,391	36,391	—	2005	5-40
Port of Rotterdam	1	The Netherlands	IND	—	—	5,450	—	—	5,450	5,450	47	2005	5-40
Presidents Drive	6	FL	IND	—	5,770	17,656	3,879	5,771	21,534	27,305	5,264	1998	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005

					Initial Cost to Company		Costs	Gross Amount Carried at 12/31/05
							Capitalized					Year of	Depreciable
	No of					Building &	Subsequent		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	to Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)

	(In thousands, except number of buildings)
Preston Court	1	MD	IND	—	2,313	7,192	623	2,313	7,815	10,128	1,818	1997	5-40
Round Lake Business Center	1	MN	IND	—	875	2,625	761	875	3,386	4,261	930	1998	5-40
Sand Lake Service Center	6	FL	IND	—	3,483	10,585	4,557	3,483	15,142	18,625	4,103	1998	5-40
Scripps Sorrento	1	CA	IND	—	1,110	3,330	121	1,110	3,451	4,561	694	1998	5-40
Somerville Distribution Center	1	MA	IND	—	5,221	13,207	1,249	5,221	14,456	19,677	333	2005	5-40
South Point Business Park	5	NC	IND	7,992	3,130	10,452	2,199	3,130	12,651	15,781	2,905	1998	5-40
TechRidge Bldg 4.2 (Phase IVA)	1	TX	IND	7,500	3,465	10,735	126	3,464	10,862	14,326	16	2005	5-40
TechRidge Phase II	1	TX	IND	10,834	7,261	13,484	234	7,261	13,718	20,979	1,632	2001	5-40
TechRidge Phase IIIA Bldg. 4.1	1	TX	IND	9,200	3,143	12,215	—	3,143	12,215	15,358	830	2004	5-40
Twin Cities	2	MN	IND	—	4,873	14,638	7,587	4,873	22,225	27,098	6,341	1997	5-40
Willow Lake Business Park	10	TN	IND	1,671	12,415	35,987	15,486	12,409	51,479	63,888	15,489	1998	5-40
Other Retail Markets
AMB Garden City Industrial	1	GA	RET	—	441	2,604	134	462	2,717	3,179	111	2004	5-40
Beacon Centre — Headlands	1	FL	RET	—	2,523	7,669	1,094	2,523	8,763	11,286	1,305	2000	5-40

Total	875			$1,598,919	$1,521,035	$3,604,054	$675,699	$1,527,072	$4,273,716	$5,800,788	$693,324

		2005	2004	2003

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2005:
	Total per Schedule III(5)	$5,800,788	$5,814,767	$5,292,079
	Construction in process	997,506	711,377	199,628

	Total investments in properties	$6,798,294	$6,526,144	$5,491,707

(2)	Aggregate cost for federal income tax purposes of investments in real estate	$6,468,360	$6,263,171	$5,201,590

(3)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2005:
	Total per Schedule III	$1,598,919	$1,828,864	$1,353,101
	Debt on properties held for divestiture	—	27,481	—
	Debt on development properties	301,623	25,413	—
	Unamortized premiums	11,984	10,766	10,789

	Total debt	$1,912,526	$1,892,524	$1,363,890

(4)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31, 2005:
	Total per Schedule III	$693,324	$614,084	$485,559
	Accumulated depreciation on properties under renovation	4,064	1,562	—

	Total accumulated depreciation	$697,388	$615,646	$485,559

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2005 is as follows:
	Investments in Properties:
	Balance at beginning of year	$6,526,144	$5,491,707	$4,922,782
	Acquisition of properties	505,127	687,072	523,994
	Improvements, including development properties	496,623	618,188	264,272
	Transfer basis adjustment	—	—	23,388
	Asset impairment	—	—	(5,251)
	Divestiture of properties	(770,869)	(185,564)	(339,605)
	Adjustment for properties held for divestiture	41,269	(85,259)	102,127

	Balance at end of year	$6,798,294	$6,526,144	$5,491,707

	Accumulated Depreciation:
	Balance at beginning of year	$615,646	$485,559	$368,205
	Depreciation expense, including discontinued operations	168,869	163,316	139,284
	Properties divested	(95,371)	(23,559)	(27,937)
	Adjustment for properties held for divestiture	8,244	(9,670)	6,007

	Balance at end of year	$697,388	$615,646	$485,559

EXHIBIT INDEX
      Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of November 26, 2003 (incorporated by reference to Exhibit 3.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 26, 2003).
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.4	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee, dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Form 10-K for the year ended December 31, 2000).

4.5	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.6	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.7	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 8, 2001).

4.8	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.9	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.10	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.11	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 31, 2001).

4.12	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).

4.13	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

4.14	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).

4.15	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit
Number		Description

4.16		$50,000,000 Floating Rate Note No. B-1 dated November 21, 2003, attaching the Parent Guarantee dated November 21, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 21, 2003).

4.17		$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).

4.18		$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).

4.19		Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.20		First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.21		Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.22		Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

4.23		Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/ A filed on November 9, 2000).

4.24		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.25		Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

4.26		5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

4.27		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

*10	.4	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

*10	.5	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

*10	.6	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property, L.P.’s Registration Statement on Form S-8 (No. 333-100214)).

*10	.7	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 15, 2004).

10.8		Thirteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 30, 2004).

10.9		Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).

10.10		Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

10.11		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.12		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.13		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).

10.14		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).

10.15		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).

10.16		Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager.

Exhibit
Number	Description

10.17	Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager.

10.18	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).

10.19	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).

10.20	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).

10.21	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2006).

10.22	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.23	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

21.1	Subsidiaries of AMB Property, L.P.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included in Part IV of this 10-K)

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated March 13, 2006.
32.1	18 U.S.C. § 1350 Certifications dated March 13, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement