Form 10-Q/A
period 2006-06-30
AMB PROPERTY LP
filed 2006-08-09
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
 Amendment No.1

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

The Quarterly Report on Form 10-Q for AMB Property, L.P. for the quarter ended June 30, 2006, which was filed on August 8, 2006, is being amended to substitute Exhibit 3.1 of Part II, Item 6 with the correct exhibit.
Part II

ITEM 6.	Exhibits
      Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number		Description

3.1		Eleventh Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of August 4, 2006.
*10	.1	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).

Exhibit
Number		Description

*10	.2	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 19, 2006).
*10	.3	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as
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
*31	.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 8, 2006 (filed with AMB Property, L.P.'s Quarterly Report on Form 10-Q on August 8, 2006).
31.2		Rule 13a-14 (a)/15d-14 (a) Certifications dated August 9, 2006.
*32	.1	18 U.S.C.§ 1350 Certifications dated August 8, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property, L.P.'s Quarterly Report on Form 10-Q on August 8, 2006).
32.2		18 U.S.C.§ 1350 Certifications dated August 9, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Previously filed.

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

Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Date: August 9, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Eleventh Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of August 4, 2006.
*10	.1	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
*10	.2	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 19, 2006).
*10	.3	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated herein by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
*31	.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 8, 2006 (filed with AMB Property, L.P.'s Quarterly Report on Form 10-Q on August 8, 2006).
31.2		Rule 13a-14 (a)/15d-14 (a) Certifications dated August 9, 2006.
*32	.1	18 U.S.C.§ 1350 Certifications dated August 8, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property, L.P.'s Quarterly Report on Form 10-Q on August 8, 2006).
32.2		18 U.S.C.§ 1350 Certifications dated August 9, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Previously filed.