Form 10-Q
period 2006-09-30
AMB PROPERTY LP
filed 2006-11-08
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14245

AMB Property, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3285362 (I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited, dollars in thousands)
ASSETS
Investments in real estate:
Land	$1,710,769	$1,527,072
Buildings and improvements	4,756,065	4,273,716
Construction in progress	1,086,197	997,506

Total investments in properties	7,553,031	6,798,294
Accumulated depreciation and amortization	(821,545)	(697,388)

Net investments in properties	6,731,486	6,100,906
Investments in unconsolidated joint ventures	116,856	118,653
Properties held for contribution, net	184,365	32,755
Properties held for divestiture, net	63,402	17,936

Net investments in real estate	7,096,109	6,270,250
Cash and cash equivalents	154,337	232,881
Restricted cash	29,893	34,352
Mortgage and loan receivables	18,782	21,621
Accounts receivable, net of allowance for doubtful accounts	143,594	178,682
Deferred financing costs, net	25,682	25,026
Other assets	109,964	39,927

Total assets	$7,578,361	$6,802,739

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,874,887	$1,912,526
Unsecured senior debt	1,226,561	975,000
Unsecured credit facilities	801,656	490,072
Other debt	79,894	23,963

Total debt	3,982,998	3,401,561
Security deposits	43,687	47,055
Distributions payable	47,471	46,382
Accounts payable and other liabilities	206,200	170,307

Total liabilities	4,280,356	3,665,305
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	977,452	853,643
Preferred unitholders	105,116	203,513

Total minority interests	1,082,568	1,057,156
Partners’ capital:
General partner, 89,000,686 and 85,585,494 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,060,522	1,916,299
Limited partners, 3,745,072 and 4,250,977 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	154,915	163,979

Total partners’ capital	2,215,437	2,080,278

Total liabilities and partners’ capital	$7,578,361	$6,802,739

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Unaudited, dollars in thousands,
	except unit and per unit amounts)

REVENUES
Rental revenues	$180,205	$154,312	$531,439	$461,516
Private capital income	7,490	5,764	17,539	12,520

Total revenues	187,695	160,076	548,978	474,036
COSTS AND EXPENSES
Property operating expenses	(25,663)	(20,982)	(74,848)	(63,915)
Real estate taxes	(20,329)	(18,860)	(61,040)	(55,429)
Depreciation and amortization	(48,761)	(40,494)	(136,160)	(121,279)
Impairment losses	—	—	(5,394)	—
General and administrative	(25,851)	(16,815)	(74,043)	(54,876)
Other expenses	(893)	(2,925)	(1,134)	(3,663)
Fund costs	(495)	(329)	(1,588)	(1,073)

Total costs and expenses	(121,992)	(100,405)	(354,207)	(300,235)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	2,239	1,529	12,605	9,959
Other income	2,643	2,964	7,641	4,769
Gains from dispositions of real estate interests	—	—	—	18,923
Development profits, net of taxes	23,517	398	69,889	20,322
Interest expense, including amortization	(44,535)	(37,305)	(129,627)	(111,320)

Total other income and expenses, net	(16,136)	(32,414)	(39,492)	(57,347)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	49,567	27,257	155,279	116,454

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(12,317)	(8,806)	(30,145)	(27,039)
Joint venture partners’ share of development (profits) losses	(64)	—	525	(9,568)
Preferred unitholders	(2,203)	(3,831)	(8,090)	(11,431)

Total minority interests’ share of income	(14,584)	(12,637)	(37,710)	(48,038)

Income from continuing operations before cumulative effect of change in accounting principle	34,983	14,620	117,569	68,416

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	1,020	2,328	3,854	7,691
Gains from dispositions of real estate, net of minority interests	223	15,129	25,517	51,385

Total discontinued operations	1,243	17,457	29,371	59,076

Net income before cumulative effect of change in accounting principle	36,226	32,077	146,940	127,492
Cumulative effect of change in accounting principle	—	—	193	—

Net income	36,226	32,077	147,133	127,492
Series L, M, O and P preferred unit distributions	(3,440)	(1,783)	(9,631)	(5,349)
Series J and K preferred unit distributions	(1,590)	(1,590)	(4,770)	(4,770)
Preferred unit redemption discount/(issuance costs)	16	—	(1,004)	—

Net income available to common unitholders	$31,212	$28,704	$131,728	$117,373

Income available to common unitholders attributable to:
General partner	$29,963	$27,285	$125,682	$111,275
Limited partners	1,249	1,419	6,046	6,098

Net income available to common unitholders	$31,212	$28,704	$131,728	$117,373

Basic income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$0.33	$0.12	$1.12	$0.66
Discontinued operations	0.01	0.20	0.32	0.67
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common unitholders	$0.34	$0.32	$1.44	$1.33

Diluted income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$0.32	$0.12	$1.08	$0.63
Discontinued operations	0.01	0.19	0.31	0.64
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common unitholders	$0.33	$0.31	$1.39	$1.27

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	92,088,600	89,098,104	91,569,011	88,407,261

Diluted	95,117,597	93,034,016	94,734,736	92,121,224

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2006

	General Partner				Limited Partners
	Preferred Units		Common Units		Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
	(Unaudited, dollars in thousands, except unit amounts)

Balance as of December 31, 2005	7,300,000	$175,548	85,585,494	$1,740,751	1,600,000	$77,815	4,250,977	$86,164	$2,080,278
Comprehensive income:
Net income	—	9,631	—	125,682	—	4,770	—	6,046
Unrealized gain on securities and derivatives	—	—	—	752	—	—	—	—
Currency translation adjustment	—	—	—	(491)	—	—	—	—
Total comprehensive income									146,390
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	401,394	14,386	—	—	—	—	14,386
Issuance of preferred units	2,000,000	48,263	—	—	—	—	—	—	48,263
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,490,223	49,580	—	—	—	—	49,580
Conversion of operating partnership units to common stock	—	—	523,575	28,081	—	—	(505,905)	(10,021)	18,060
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,275)	—	—	—	—	(1,275)
Cumulative effect of change in accounting principle				(193)					(193)
Offering costs		(217)							(217)
Reallocation of interests	—	—	—	1,672	—	—	—	733	2,405
Distributions	—	(9,631)	—	(122,017)	—	(4,770)	—	(5,822)	(142,240)

Balance as of September 30, 2006	9,300,000	$223,594	89,000,686	$1,836,928	1,600,000	$77,815	3,745,072	$77,100	$2,215,437

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(Unaudited, dollars
	in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,133	$127,492
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(16,190)	(15,250)
Depreciation and amortization	136,160	121,279
Impairment losses	5,394	—
Stock-based compensation amortization	14,386	9,623
Equity in earnings of unconsolidated joint ventures	(12,605)	(9,959)
Operating distributions received from unconsolidated joint ventures	1,882	1,560
Gains from dispositions of real estate interest	—	(18,923)
Development profits, net of taxes	(69,889)	(20,322)
Debt premiums, discounts and finance cost amortization, net	6,799	2,489
Total minority interests’ share of net income	37,710	48,038
Discontinued operations:
Depreciation and amortization	270	12,483
Joint venture partners’ share of net income	(457)	6,440
Gains from dispositions of real estate, net of minority interests	(25,517)	(51,385)
Cumulative effect of change in accounting principle	(193)	—
Changes in assets and liabilities:
Accounts receivable and other assets	(19,000)	(26,702)
Accounts payable and other liabilities	15,201	7,425

Net cash provided by operating activities	221,084	194,288
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	4,723	5,673
Cash paid for property acquisitions	(407,778)	(273,844)
Additions to land, buildings, development costs, building improvements and lease costs	(764,946)	(430,796)
Net proceeds from divestiture of real estate	217,330	313,628
Additions to interests in unconsolidated joint ventures	(2,389)	(67,213)
Capital distributions received from unconsolidated joint ventures	25,377	10,024
Repayment and (issuance) of mortgage and loan receivables	2,839	(7,914)

Net cash used in investing activities	(924,844)	(450,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	49,580	39,937
Borrowings on secured debt	309,367	277,613
Payments on secured debt	(223,343)	(85,230)
Borrowings on other debt	72,032	—
Payments on other debt	(16,101)	(481)
Borrowings on unsecured credit facilities	912,967	649,996
Payments on unsecured credit facilities	(615,309)	(499,831)
Payment of financing fees	(8,552)	(4,976)
Net proceeds from issuances of senior debt	272,677	—
Payments on senior debt securities	(25,000)	—
Net proceeds from issuances of preferred units	48,263	—
Issuance costs on preferred units	(217)	—
Repurchase of preferred units	(98,080)	—
Contributions from co-investment partners	183,153	128,115
Distributions paid to partners	(135,329)	(119,500)
Distributions to minority interests, including preferred units	(104,054)	(101,320)

Net cash provided by financing activities	622,054	284,323
Net effect of exchange rate changes on cash	3,162	(5,686)
Net increase (decrease) in cash and cash equivalents	(78,544)	22,483
Cash and cash equivalents at beginning of period	232,881	109,392

Cash and cash equivalents at end of period	$154,337	$131,875

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$114,698	$119,903
Non-cash transactions:
Acquisition of properties	$514,603	$354,154
Assumption of secured debt	(77,862)	(66,673)
Assumption of other assets and liabilities	(18,180)	(2,013)
Acquisition capital	(10,783)	(11,624)

Net cash paid for property acquisitions	$407,778	$273,844

Preferred unit redemption issuance costs	$1,004	$—
Contribution of properties to unconsolidated joint ventures, net	$133,032	$27,282

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2006, the Company owned an approximate 95.8% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 4.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Operating Partnership through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties.

The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of September 30, 2006, the Operating Partnership had investments in seven consolidated (including one consolidated joint venture in liquidation) and two unconsolidated co-investment joint ventures.

AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, conducts a variety of businesses that also includes development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned direct or indirect subsidiaries of the Company and the Operating Partnership.

As of September 30, 2006, the Operating Partnership owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 124.8 million rentable square feet (11.6 million square meters) and 1,109 buildings in 42 markets within eleven countries. Additionally, as of September 30, 2006, the Operating Partnership managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet. The Operating Partnership’s strategy is to be a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the approximately 124.8 million rentable square feet as of September 30, 2006:

•	on a consolidated basis, the Operating Partnership owned or partially owned 939 industrial buildings, principally warehouse distribution buildings, encompassing approximately 93.6 million rentable square feet that were 95.9% leased;

•	on a consolidated basis, the Operating Partnership had investments in 45 industrial development projects which are expected to total approximately 13.4 million rentable square feet upon completion;

•	on a consolidated basis, the Operating Partnership owned eight development projects totaling approximately 2.8 million rentable square feet that are available for sale or contribution; and

•	through unconsolidated joint ventures, the Operating Partnership had investments in 90 industrial operating properties, totaling approximately 14.8 million rentable square feet, and one industrial operating property, totaling approximately 0.2 million square feet which is available for sale or contribution.

2.	Interim Financial Statements

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three and nine months ended September 30, 2006 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s financial statements for the year ended December 31, 2005 included on Form 8-K dated June 21, 2006.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of leasing activity and the economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded an impairment charge of $5.4 million during the nine months ended September 30, 2006 on certain of its investments.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Comprehensive Income.  The Operating Partnership reports comprehensive income in its Statement of Partners’ Capital. Comprehensive income was $33.7 million and $34.2 million for the three months ended September 30, 2006 and 2005, respectively. Comprehensive income was $146.4 million and $126.2 million for the nine months ended September 30, 2006 and 2005, respectively.

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

The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. These gains (losses) are included in the Operating Partnership’s results of operations.

The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Goodwill and Intangible Assets.  The Operating Partnership has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets”, goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Operating Partnership tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Operating Partnership determined that there was no impairment to goodwill and intangible assets during the quarter ended September 30, 2006.

New Accounting Pronouncements.  In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. At this time, the Operating Partnership is in the process of evaluating the impact of FIN No. 48 on its financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in order to address the SEC Staff’s concerns over registrant’s exclusive reliance on either the “iron curtain” or balance sheet approach or the “rollover” or income statement approach in quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement and contains guidance on correcting errors under the dual approach. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15,

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. At this time, the Operating Partnership does not expect the adoption of SAB No. 108 to have a material impact on its financial position or results of operations.

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

3.	Real Estate Acquisition and Development Activity

Acquisition Activity.  During the three months ended September 30, 2006, the Operating Partnership acquired ten industrial buildings, aggregating approximately 1.3 million square feet, for a total expected investment of $115.6 million. During the nine months ended September 30, 2006, the Operating Partnership acquired 69 industrial buildings, aggregating approximately 5.9 million square feet for a total expected investment of $515.7 million, of which the Operating Partnership acquired 45 buildings through two of the Operating Partnership’s co-investment joint ventures. During the three months ended September 30, 2005, the Operating Partnership acquired eight industrial buildings, aggregating approximately 1.8 million square feet for a total expected investment of $158.5 million. During the nine months ended September 30, 2005, the Operating Partnership acquired 26 industrial buildings, aggregating approximately 4.8 million square feet for a total expected investment of $376.2 million.

Development Starts.  For the three months ended September 30, 2006, the Operating Partnership initiated eight new industrial development projects in North America, Europe and Asia with a total estimated investment of $251.2 million, aggregating an estimated 2.8 million square feet. During the nine months ended September 30, 2006, the Operating Partnership initiated 19 new industrial development projects in North America, Europe and Asia with a total expected investment of $604.6 million, aggregating approximately 7.7 million square feet. During the three months ended September 30, 2005, the Operating Partnership initiated eight new industrial development projects in North America and Europe with a total expected investment of $162.9 million, aggregating approximately 2.0 million square feet. During the nine months ended September 30, 2005, the Operating Partnership initiated 21 new industrial development projects in North America and Europe with a total expected investment of $335.0 million, aggregating approximately 4.6 million square feet.

Development Completions.  During the three months ended September 30, 2006, the Operating Partnership completed 12 industrial projects with a total investment of $242.3 million, aggregating approximately 3.6 million square feet. Two of these completed projects with a total investment of $13.0 million and aggregating approximately 0.2 million square feet were placed in operations, three projects with a total investment of $30.2 million and aggregating approximately 0.8 million square feet were sold to third parties, and seven of these projects with a total investment of $199.1 million and aggregating approximately 2.7 million square feet were available for sale or contribution as of September 30, 2006. One of these seven projects totaling $12.6 million and approximately 0.2 million square feet is held in an unconsolidated joint venture. During the nine months ended September 30, 2006, the Operating Partnership completed 22 industrial projects with a total investment of $589.6 million, aggregating 6.2 million square feet. Seven of these completed projects with a total investment of $90.5 million and aggregating approximately 0.9 million square feet were placed in operations, two projects with a total investment of $248.7 million and aggregating approximately 1.5 million square feet were contributed to an unconsolidated joint venture, four projects with a total investment of $32.7 million and aggregating approximately 0.8 million square

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feet were sold to third parties, and nine projects with a total investment of $217.7 million aggregating approximately 3.0 million square feet were available for sale or contribution as of September 30, 2006. One of these nine projects totaling $12.6 million and approximately 0.2 million square feet is held in an unconsolidated joint venture. During the three months ended September 30, 2005, the Operating Partnership completed five industrial projects with a total investment of $124.1 million, aggregating approximately 2.3 million square feet. Three of these completed projects with a total investment of $41.4 million and aggregating approximately 1.1 million square feet were placed in operations, and two projects with a total expected investment of $82.7 million aggregating approximately 1.2 million square feet were available for sale or contribution as of September 30, 2005. During the nine months ended September 30, 2005, the Operating Partnership completed 12 industrial projects with a total investment of $220.0 million, aggregating approximately 3.7 million square feet. Nine of these completed projects with a total expected investment of $117.3 million and aggregating approximately 2.2 million square feet were placed in operations, and three projects with a total expected investment of $102.7 million aggregating approximately 1.6 million square feet were either sold or contributed or were available for sale or contribution as of September 30, 2005.

Development Pipeline.  As of September 30, 2006, the Operating Partnership had 45 industrial projects in its development pipeline, which will total approximately 13.4 million square feet, and will have an aggregate estimated investment of $1.2 billion upon completion. The Operating Partnership has an additional nine development projects available for sale or contribution totaling approximately 3.0 million square feet, with an aggregate estimated investment of $217.7 million. One of these nine projects totaling $12.6 million and approximately 0.2 million square feet is held in an unconsolidated joint venture. As of September 30, 2006, the Operating Partnership and its joint venture partners had funded an aggregate of $701.6 million and needed to fund an estimated additional $453.5 million in order to complete its development pipeline. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the second quarter of 2008. In addition, during the three months ended September 30, 2006, the Operating Partnership acquired 272 acres of land for industrial warehouse development in North America and Asia for approximately $65.5 million. During the nine months ended September 30, 2006, the Operating Partnership acquired 612 acres of land for industrial warehouse development in North America and Asia for approximately $231.1 million.

4.	Gains from Dispositions of Real Estate Interests, Development Profits and Discontinued Operations

Development Sales.  During the three months ended September 30, 2006, the Operating Partnership sold three development projects totaling approximately 0.8 million square feet for an aggregate sale price of $38.4 million, resulting in an after-tax gain of $7.0 million. For the nine months ended September 30, 2006, the Operating Partnership sold one land parcel and four development projects totaling approximately 0.8 million square feet for an aggregate sale price of $46.0 million, resulting in an after-tax gain of $7.8 million. In addition, during the nine months ended September 30, 2006, the Operating Partnership received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. During the three months ended September 30, 2005, the Operating Partnership sold one approximately 12,000 square foot development project and one land parcel, for an aggregate price of $4.5 million, resulting in an after-tax gain of $0.4 million. During the nine months ended September 30, 2005, the Operating Partnership sold three development projects totaling approximately 55,000 square feet and three land parcels, for an aggregate price of $49.5 million, resulting in an after-tax gain of $18.4 million, of which $9.9 million was the joint venture partners’ share.

Discontinued Operations.  The Operating Partnership reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended September 30, 2006, the Operating Partnership divested itself of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $5.2 million, with a resulting net gain of $0.2 million. During the nine months ended September 30, 2006, the Operating Partnership divested itself of 13 industrial buildings, aggregating approximately 0.9 million square feet,

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for an aggregate price of $59.1 million, with a resulting net gain of $25.5 million. During the three months ended September 30, 2005, the Operating Partnership divested itself of seven industrial buildings and one retail center, aggregating approximately 0.6 million square feet, for an aggregate price of $76.8 million, with a resulting net gain of $15.1 million. During the nine months ended September 30, 2005, the Operating Partnership divested itself of 35 industrial buildings and one retail center, aggregating approximately 2.5 million square feet, for an aggregate price of $252.0 million, with a resulting net gain of $51.4 million.

Development Contributions.  During the three months ended September 30, 2006, the Operating Partnership contributed one completed development project totaling approximately 0.7 million square feet into AMB Japan Fund I, L.P., an unconsolidated joint venture. As a result of this contribution, the Operating Partnership recognized an after-tax gain of $16.5 million, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash. During the nine months ended September 30, 2006, the Operating Partnership contributed two completed development projects totaling approximately 1.5 million square feet into AMB Japan Fund I, L.P and one approximately 0.6 million square foot completed development project into AMB-SGP Mexico, LLC, an unconsolidated joint venture. As a result of these contributions, the Operating Partnership recognized an aggregate after-tax gain of $63.1 million, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash. During the nine months ended September 30, 2005, the Operating Partnership contributed one completed development project totaling approximately 0.4 million square feet into AMB-SGP Mexico, LLC and recognized a gain of $1.9 million, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash. These amounts are reflected as development profits, net of taxes, in the accompanying consolidated statements of operations.

Gains from Contributions of Real Estate Interests.  During the nine months ended September 30, 2005, the Operating Partnership contributed $106.9 million (using the exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to its then newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. The Operating Partnership recognized a gain of $17.6 million on the contribution, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash. For the nine months ended September 30, 2005, the Operating Partnership recognized a gain of $1.3 million from contribution of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.

Properties Held for Contribution.  As of September 30, 2006, the Operating Partnership held for contribution to co-investment joint ventures six industrial projects with an aggregate net book value of $184.4 million, which, when contributed to a joint venture, will reduce the Operating Partnership’s current ownership interest from approximately 100% to an expected range of 20-50%.

Properties Held for Divestiture.  As of September 30, 2006, the Operating Partnership held for divestiture six industrial projects and two land parcels with an aggregate net book value of $63.4 million. These properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Rental revenues	$289	$15,356	$1,382	$52,305
Straight-line rents and amortization of lease intangibles	105	1,107	420	1,362
Property operating expenses	(178)	(2,413)	(1,253)	(8,987)
Real estate taxes	9	(1,975)	(169)	(6,571)
Depreciation and amortization	37	(4,216)	(270)	(12,483)
Other income and (expenses), net	33	(24)	215	(58)
Interest, including amortization	660	(3,405)	3,072	(11,437)
Joint venture partners’ share of loss (income)	65	(2,102)	457	(6,440)

Income attributable to discontinued operations	$1,020	$2,328	$3,854	$7,691

As of September 30, 2006 and December 31, 2005, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005

Accounts receivable, net	$1,767	$604
Other assets	$443	$57
Accounts payable and other liabilities	$2,050	$1,316

5.	Mortgage and Loan Receivables

Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable on G.Accion S.A. de C.V. (“G.Accion”), an unconsolidated equity investment. The Operating Partnership’s mortgage and loan receivables at September 30, 2006 and December 31, 2005 consisted of the following (dollars in thousands):

				September 30,	December 31,
Mortgage and Loan Receivables		Market	Maturity	2006	2005	Rate

1.	Pier 1	SF Bay Area	May 2026	$12,721	$12,821	13.0%
2.	G.Accion	Various	March 2010	6,061	8,800	10.0%

	Total Mortgage and Loan Receivables			$18,782	$21,621

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

As of September 30, 2006 and December 31, 2005, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005

Operating Partnership secured debt, varying interest rates from 1.0% to 10.4%, due November 2006 to December 2020 (weighted average interest rate of 5.0% and 4.1% at September 30, 2006 and December 31, 2005, respectively)	$359,871	$522,459
Consolidated joint venture secured debt, varying interest rates from 2.9% to 9.4%, due December 2006 to January 2025 (weighted average interest rates of 6.3% and 6.3% at September 30, 2006 and December 31, 2005, respectively)	1,505,970	1,378,083
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due November 2006 to June 2018 (weighted average interest rates of 6.2% and 6.2% at September 30, 2006 and December 31, 2005, respectively)	1,237,491	987,491
Other debt, varying interest rates from 5.1% to 7.5%, due March 2007 to November 2015 (weighted average interest rates of 6.8% and 8.2% at September 30, 2006 and December 31, 2005, respectively)	79,894	23,963
Unsecured credit facilities, variable interest rate, due February 2010 and June 2010 (weighted average interest rates of 3.2% and 2.2% at September 30, 2006 and December 31, 2005, respectively)	801,656	490,072

Total debt before unamortized net (discounts)	3,984,882	3,402,068
Unamortized net (discounts)	(1,884)	(507)

Total consolidated debt	$3,982,998	$3,401,561

Secured debt generally requires monthly principal and interest payments. Some of the secured loans are cross-collateralized by multiple properties. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of September 30, 2006 and December 31, 2005, the total gross investment book value of those properties securing the debt was $3.8 billion and $3.6 billion, respectively, including $2.7 billion and $2.5 billion, respectively, in consolidated joint ventures. As of September 30, 2006, $1.6 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.2% while the remaining $297.9 million bore interest at variable rates (with a weighted average interest rate of 3.9%).

As of September 30, 2006, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 4.6 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under the Operating Partnership’s 2006 medium-term note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100.0 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Also included is a $100.0 million term loan that matures in December 2006, which the Operating Partnership currently expects to re-finance. Management believes that the Operating Partnership was in compliance with its financial covenants as of September 30, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, the Operating Partnership had $79.9 million outstanding in other debt which bore a weighted average interest rate of 6.8% and had an average term of 6.1 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of September 30, 2006. The Operating Partnership also had $14.9 million outstanding in other non-recourse debt.

On June 1, 2006, the Operating Partnership entered into a third amended and restated $550.0 million (includes Euros, Yen or U.S. Dollar denominated borrowings) unsecured revolving credit agreement that replaced its then-existing $500.0 million credit facility, which was to mature on June 1, 2007. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line, which matures on June 1, 2010, carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of September 30, 2006, with an annual facility fee of 15 basis points. The four year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. Dollars, Euros, Yen or British Pounds Sterling. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2006, the outstanding balance on the credit facility was $342.2 million and the remaining amount available was $196.3 million, net of outstanding letters of credit of $11.5 million. The outstanding balance included borrowings denominated in Euros, which, using the exchange rate in effect on September 30, 2006, equaled approximately $332.2 million in U.S. dollars. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at September 30, 2006.

On June 23, 2006, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership and as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on September 30, 2006, equaled approximately $380.8 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on September 30, 2006, equaled approximately $296.2 million U.S. dollars. The Company and the Operating Partnership, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased to up to 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2006, equaled approximately $465.4 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of September 30, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of September 30, 2006. As of September 30, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2006, was $227.7 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at September 30, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 13, 2006, the Operating Partnership and certain of its consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. The Company and the Operating Partnership, guarantee the obligations for such subsidiaries and other entities controlled by the Company or the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of September 30, 2006, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2006, the outstanding balance on this credit facility was approximately $231.8 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at September 30, 2006.

As of September 30, 2006, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized secured debt premiums and discounts, were as follows (dollars in thousands):

	Operating	Consolidated
	Partnership	Joint Venture	Unsecured
	Secured	Secured	Senior		Credit	Other
	Debt	Debt	Debt		Facilities	Debt	Total

2006	$43,411	$40,269	$150,000	(1)	$—	$179	$233,859
2007	13,353	79,221	75,000		—	7,784	175,358
2008	41,955	180,562	175,000		—	810	398,327
2009	4,012	133,380	100,000		—	873	238,265
2010	69,833	132,078	250,000		801,656	941	1,254,508
2011	21,486	376,561	75,000		—	1,014	474,061
2012	95,884	178,260	—		—	1,093	275,237
2013	37,209	206,755	175,000		—	65,920	484,884
2014	16,024	6,110	—		—	616	22,750
2015	2,087	110,384	112,491		—	664	225,626
Thereafter	14,617	62,390	125,000		—	—	202,007

Total	$359,871	$1,505,970	$1,237,491		$801,656	$79,894	$3,984,882

(1)	Includes $50.0 million in notes which the Operating Partnership currently intends to pay off at maturity in November 2006 and a $100.0 million term loan that matures in December 2006, which the Operating Partnership currently intends to re-finance.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units

Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 46.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets in North America.

The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt at September 30, 2006 and December 31, 2005 (dollars in thousands) were:

		Operating	Total Investment
		Partnership’s	in Real Estate(6)		Secured Debt(7)
		Ownership	September 30,	December 31,	September 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2006	2005	2006	2005

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$100,812	$99,722	$40,170	$40,710
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	662,370	592,115	316,936	291,684
AMB-SGP, L.P.	Industrial JV Pte Ltd(1)	50%	442,237	436,713	236,388	239,944
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(2)	20%	515,345	507,493	244,460	245,056
AMB-AMS, L.P.(3)	PMT, SPW and TNO(4)	39%	151,372	146,007	61,851	63,143
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.(5)	20%	1,025,478	749,634	494,416	421,290

Total			$2,897,614	$2,531,684	$1,394,221	$1,301,827

(1)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(2)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of September 30, 2006.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.

(6)	The Operating Partnership also had other consolidated joint ventures with total investments in real estate of $489.8 million and $378.7 million at September 30, 2006 and December 31, 2005, respectively.

(7)	The Operating Partnership also had other consolidated joint ventures with secured debt of $118.9 million and $85.7 million at September 30, 2006 and December 31, 2005, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the minority interests as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,	Redemption/Callable
	2006	2005	Date

Joint Venture Partners	$977,452	$853,643	N/A
Held through AMB Property II, L.P.:
Class B Limited Partners	2,633	2,950	N/A
Series D preferred units (liquidation preference of $79,767)	77,684	77,684	May 2004
Series E preferred units (repurchased in June 2006)	—	10,788	N/A
Series F preferred units (repurchased in September 2006)	—	9,900	March 2005
Series H preferred units (repurchased in March 2006)	—	40,912	N/A
Series I preferred units (liquidation preference of $25,500)	24,799	24,800	March 2006
Series N preferred units (repurchased in January 2006)	—	36,479	N/A

Total minority interests	$1,082,568	$1,057,156

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Joint Venture Partners’ share of income	$12,317	$8,806	$30,145	$27,039
Joint Venture Partners’ share of development profits (losses)	64	—	(525)	9,568
Held through AMB Property II, L.P.:
Class B common limited partnership units	2	53	44	97
Series D preferred units (liquidation preference of $79,767)	1,545	1,545	4,636	4,636
Series E preferred units (repurchased in June 2006)	—	214	392	641
Series F preferred units (repurchased in September 2006)	146	200	546	600
Series H preferred units (repurchased in March 2006)	—	853	815	2,559
Series I preferred units (liquidation preference of $25,500)	510	510	1,530	1,530
Series N preferred units (repurchased in January 2006)	—	456	127	1,368

Total minority interests’ share of income	$14,584	$12,637	$37,710	$48,038

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of September 30, 2006 and December 31, 2005, the aggregate book value of the minority interests in the accompanying consolidated balance sheets was approximately $977.5 million and $853.6 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests were approximately $1.4 billion and $1.2 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the minority joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

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

On September 21, 2006, AMB Property II, L.P., repurchased all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.0 million, including accrued and unpaid distributions.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Unconsolidated Joint Ventures

The Operating Partnership’s unconsolidated joint ventures’ net equity investments at September 30, 2006 and December 31, 2005 (dollars in thousands) were:

		Square	September 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Feet	2006	2005	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC	Various, Mexico	2,474,745	$6,593	$16,218	20%
AMB Japan Fund I, L.P.	Various, Japan	2,628,458	22,492	10,112	20%
Other Industrial Operating Joint Ventures		9,971,416	49,340	41,520	52%
Other Industrial Development Joint Ventures		—	—	6,176	n/a
Other Investment — G. Accion	Various	n/a	38,431	44,627	39%

Total Unconsolidated Joint Ventures		15,074,619	$116,856	$118,653

On December 30, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte. Ltd., a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. For the nine months ended September 30, 2006, the Operating Partnership recognized development profits of $3.4 million from the contribution of one completed development project for $38.4 million aggregating approximately 0.6 million square feet. For the nine months ended September 30, 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC during 2004. For the nine months ended September 30, 2005, the Operating Partnership recognized development profits of $1.9 million from the contribution of one industrial building for $23.6 million aggregating approximately 0.4 million square feet.

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which joint venture the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $418.9 million in U.S. dollars, using the exchange rate at September 30, 2006) for an approximate 80% equity interest. For the three months ended September 30, 2006, the Operating Partnership recognized development profits of $16.5 million, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash from the contribution to the joint venture of one completed development project for $95.6 million (using the exchange rate on the date of contribution) aggregating approximately 0.7 million square feet. For the nine months ended September 30, 2006, the Operating Partnership recognized development profits of $59.7 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash from the contribution to the joint venture of two completed development projects for $338.6 million (using the exchange rates in effect at contribution) aggregating approximately 1.5 million square feet. For the nine months ended September 30, 2005, the Operating Partnership contributed to the joint venture $106.9 million (using the exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet and recognized a gain of $17.6 million on the contribution, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash.

Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Operating Partnership’s office space in San Francisco. The investment is not consolidated because the Operating Partnership does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the joint venture agreement. As of September 30, 2006, the Operating Partnership also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of September 30, 2006, a subsidiary of the Operating Partnership also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment is included in other assets on the consolidated balance sheets.

9.	Partners’ Capital

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnerships units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common limited partnership units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common limited partnership units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the nine months ended September 30, 2006, the Operating Partnership redeemed 523,575 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

As of September 30, 2006 the Operating Partnership had outstanding 89,000,686 common general partnership units: 3,745,072 common limited partnership units: 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units, 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the distributions paid per unit:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
Paying Entity	Security	2006	2005	2006	2005

Operating Partnership	Common limited partnership units	$0.460	$0.440	$1.380	$1.320
Operating Partnership	Series J preferred units	$0.994	$0.994	$2.981	$2.981
Operating Partnership	Series K preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.460	$0.440	$1.380	$1.320
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units (1)	n/a	$0.969	$1.776	$2.906
AMB Property II, L.P.	Series F preferred units (2)	$0.729	$0.994	$2.716	$2.981
AMB Property II, L.P.	Series H preferred units (3)	n/a	$1.016	$0.970	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$3.000
AMB Property II, L.P.	Series N preferred units (4)	n/a	$0.625	$0.215	$1.875

(1)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding Series E preferred units.

(2)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding Series F preferred units.

(3)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding Series H preferred units.

(4)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

In December 2005, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any of its shares of common stock during the three or nine months ended September 30, 2006.

10.	Income Per Unit

When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the three and nine months ended September 30, 2006 and 2005 were stock options and shares of restricted stock granted under the Company’s stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted income per common unit is presented below (dollars in thousands, except unit and per unit amounts):

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$34,983	$14,620	$117,569	$68,416
Preferred unit distributions	(5,030)	(3,373)	(14,401)	(10,119)
Preferred unit redemption discount/(issuance costs)	16	—	(1,004)	—

Income from continuing operations before cumulative effect of change in accounting principle (after preferred unit distributions)	29,969	11,247	102,164	58,297
Total discontinued operations	1,243	17,457	29,371	59,076
Cumulative effect of change in accounting principle	—	—	193	—

Net income available to common unitholders	$31,212	$28,704	$131,728	$117,373

Denominator
Basic	92,088,600	89,098,104	91,569,011	88,407,261
Stock options and restricted stock dilution(1)	3,028,997	3,935,912	3,165,725	3,713,963

Diluted weighted average common units	95,117,597	93,034,016	94,734,736	92,121,224

Basic income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$0.33	$0.12	$1.12	$0.66
Discontinued operations	0.01	0.20	0.32	0.67
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common unitholders	$0.34	$0.32	$1.44	$1.33

Diluted income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$0.32	$0.12	$1.08	$0.63
Discontinued operations	0.01	0.19	0.31	0.64
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common unitholders	$0.33	$0.31	$1.39	$1.27

(1)	Excludes anti-dilutive stock options of 60,157 and 45,059 for the three and nine months ended September 30, 2006, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

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

The U.S. target markets are listed on the table below. The other U.S. target markets category includes Austin, Baltimore/Washington D.C., Boston and Minneapolis. The other U.S. non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. For the segment information included below, the International target markets category includes Belgium, China, France, Germany, Japan, Mexico and the Netherlands.

Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)
	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,
Segments	2006	2005	2006	2005

Industrial U.S. hub and gateway markets:
Atlanta	$5,699	$5,516	$4,325	$4,300
Chicago	15,188	14,296	10,489	9,646
Dallas/Fort Worth	4,176	4,187	2,702	2,756
Los Angeles	28,578	27,615	22,494	21,765
Northern New Jersey/New York	21,761	20,375	15,656	14,394
San Francisco Bay Area	22,255	21,014	17,958	16,497
Miami	10,459	8,770	7,168	5,950
Seattle	10,313	11,139	8,205	8,437
On-Tarmac	14,126	14,418	8,208	8,544

Total industrial U.S. hub markets	132,555	127,330	97,205	92,289
Other U.S. target markets	23,110	24,955	17,271	18,173
Other U.S. non-target markets	6,621	7,019	4,770	5,151
International target markets	13,394	5,321	10,213	4,852
Straight-line rents and amortization of lease intangibles	4,890	5,889	4,890	5,889
Total other markets	29	261	89	191
Discontinued operations	(394)	(16,463)	(225)	(12,075)

Total	$180,205	$154,312	$134,213	$114,470

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)
	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,
Segments	2006	2005	2006	2005

Industrial U.S. hub and gateway markets:
Atlanta	$16,906	$15,996	$12,949	$12,439
Chicago	42,460	40,689	29,561	27,664
Dallas/Fort Worth	11,963	12,452	7,948	8,546
Los Angeles	83,832	79,943	66,274	63,022
Northern New Jersey/New York	61,814	60,207	43,907	42,585
San Francisco Bay Area	64,790	63,936	51,350	51,025
Miami	30,041	26,385	20,284	17,919
Seattle	29,435	32,814	23,134	25,406
On-Tarmac	42,030	42,281	24,010	24,697

Total industrial U.S. hub markets	383,271	374,703	279,417	273,303
Other U.S. target markets	70,147	78,350	50,866	55,574
Other U.S. non-target markets	20,939	25,649	15,713	18,042
International target markets	42,655	20,970	33,646	16,862
Straight-line rents and amortization of lease intangibles	16,190	15,250	16,190	15,250
Total other markets	39	261	99	1,250
Discontinued operations	(1,802)	(53,667)	(380)	(38,109)

Total	$531,439	$461,516	$395,551	$342,172

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Property NOI	$134,213	$114,470	$395,551	$342,172
Private capital income	7,490	5,764	17,539	12,520
Depreciation and amortization	(48,761)	(40,494)	(136,160)	(121,279)
Impairment losses	—	—	(5,394)	—
General and administrative	(25,851)	(16,815)	(74,043)	(54,876)
Other expenses	(893)	(2,925)	(1,134)	(3,663)
Fund costs	(495)	(329)	(1,588)	(1,073)
Equity in earnings of unconsolidated joint ventures	2,239	1,529	12,605	9,959
Other income	2,643	2,964	7,641	4,769
Gains from dispositions of real estate	—	—	—	18,923
Development profits, net of taxes	23,517	398	69,889	20,322
Interest, including amortization	(44,535)	(37,305)	(129,627)	(111,320)
Total minority interests’ share of income	(14,584)	(12,637)	(37,710)	(48,038)
Total discontinued operations	1,243	17,457	29,371	59,076
Cumulative effect of change in accounting principle	—	—	193	—

Net income	$36,226	$32,077	$147,133	$127,492

The Operating Partnership’s total assets by market were (dollars in thousands):

	Total Assets as of
	September 30, 2006	December 31, 2005

Industrial U.S. hub and gateway markets:
Atlanta	$235,596	$208,751
Chicago	613,930	504,581
Dallas/Fort Worth	137,321	137,112
Los Angeles	1,136,692	930,917
Northern New Jersey/New York	855,127	756,719
San Francisco Bay Area	774,759	789,129
Miami	400,822	372,728
Seattle	420,488	371,029
On-Tarmac	236,935	245,046

Total industrial U.S. hub markets	4,811,670	4,316,012
Other U.S. target markets	705,970	693,287
Other non-target markets	259,017	264,954
International target markets	1,327,908	975,960
Total other markets	—	10,277
Investments in unconsolidated joint ventures	116,856	118,653
Non-segment assets	356,940	423,596

Total assets	$7,578,361	$6,802,739

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Commitments

Lease Commitments.  The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 56 years. Buildings and improvements are being amortized ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of September 30, 2006, the Operating Partnership had provided approximately $25.2 million in letters of credit, of which $11.5 million were provided under its $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of September 30, 2006, the Operating Partnership had outstanding guarantees in the aggregate amount of $125.0 million in connection with certain acquisitions. As of September 30, 2006, the Operating Partnership guaranteed $23.5 million and $2.3 million on outstanding loans on two of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively.

Performance and Surety Bonds.  As of September 30, 2006, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $4.9 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

Promoted Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, the Operating Partnership may be obligated to make payments to certain joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Operating Partnership’s business, the Operating Partnership enters into various contracts with third parties that may obligate it to make payments, pay promotes or perform other obligations upon the occurrence of certain events.

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

General Uninsured Losses.  The Operating Partnership carries property and rental loss, liability, flood and terrorism insurance. The Operating Partnership believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, certain of the Operating Partnership’s properties are located in areas that are

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to earthquake activity; therefore, the Operating Partnership has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war, that may be either uninsurable or not economically insurable. Although the Operating Partnership has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Operating Partnership will be able to collect under such policies. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Various properties that the Operating Partnership owns or leases in New Orleans, Louisiana and South Florida suffered damage in 2005 as a result of Hurricanes Katrina and Wilma. Although the Operating Partnership expects that its insurance will cover losses arising from this damage in excess of the industry standard deductibles paid by the Operating Partnership, there can be no assurance the Operating Partnership will be reimbursed for all losses incurred. Management is not aware of circumstances associated with these losses that would have a material adverse effect on the Operating Partnership’s business, assets or results from operations.

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

Stock Incentive Plans.  The Company and the Operating Partnership have stock option and incentive plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. When the Company issues stock options or restricted stock, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has reserved for issuance 18,950,000 shares of common stock under its Stock Incentive Plans. As of September 30, 2006, the Company had 7,038,867 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.

The Operating Partnership adopted SFAS No. 123R, Share Based Payment, on January 1, 2006. The Operating Partnership opted to utilize the modified prospective method of transition in adopting SFAS No. 123R. The effect of this change from applying the original expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per common unit. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operating and financing activities. The Operating Partnership recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of January 1, 2006 to reflect the change in accounting for forfeitures. The Operating Partnership

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. For the three months ended September 30, 2006 and 2005, under SFAS No. 123R or SFAS No. 123, related stock option expense was $1.0 million and $0.9 million, respectively. For the nine months ended September 30, 2006 and 2005, related stock option expense was $4.2 million and $3.9 million, respectively. Additionally, the Operating Partnership awards restricted stock of the Company, our general partner, and recognizes this value as an expense over the vesting periods. During the three months ended September 30, 2006 and 2005, related restricted stock compensation expense was $2.4 million and $1.8 million, respectively. During the nine months ended September 30, 2006 and 2005, related restricted stock compensation expense was $10.2 million and $5.7 million, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2006, the Operating Partnership had $6.1 million of total unrecognized compensation cost related to unvested options granted under the Stock Incentive Plans which is expected to be recognized over a weighted average period of 1 year. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Operating Partnership’s income before income taxes and net income for the three and nine months ended September 30, 2006 is $0.1 million and $0.5 million, respectively, higher than if the Operating Partnership had continued to account for share-based compensation under the original provisions of SFAS No. 123. Basic and diluted earnings per common unit for the three months ended September 30, 2006 would have been the same as the reported numbers at $0.34 and $0.33, respectively, if the Operating Partnership had not adopted SFAS No. 123R. Basic and diluted earnings per common unit for the nine months ended September 30, 2006 would have decreased to $1.43 and $1.38, respectively, if the Operating Partnership had not adopted SFAS No. 123R.

SFAS No. 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Operating Partnership does not have any such excess tax benefits.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and employee termination within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following assumptions are used for grants during the nine months ended September 30, 2006 and 2005, respectively: dividend yields of 3.5% and 4.5%; expected volatility of 17.9% and 17.5%; risk-free interest rates of 4.6% and 3.8%; and expected lives of six and seven years, respectively.

Following is a summary of the option activity for the nine months ended September 30, 2006 (options in thousands):

	Shares	Weighted	Options
	Under	Average	Exercisable
	Option	Exercise Price	at Period End

Outstanding as of December 31, 2005	9,148	$27.14	7,237

Granted	857	51.78
Exercised	(2,874)	23.84
Forfeited	(92)	41.88

Outstanding as of September 30, 2006	7,039	$31.29	5,538

Remaining average contractual life	6.22 years

Fair value of options granted during the period	$8.54

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information concerning outstanding and exercisable stock options at September 30, 2006 (options in thousands):

			Weighted
			Average	Currently Exercisable
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$20.00 — $24.69	2,016	$22.49	3.6	2,015	$22.49
$25.06 — $27.12	2,049	26.80	6.0	2,041	26.80
$27.14 — $38.56	2,011	35.58	7.6	1,229	34.47
$39.09 — $56.55	963	50.35	9.3	253	48.59

	7,039			5,538

The following table summarizes additional information concerning unvested stock options at September 30, 2006 (options in thousands):

		Weighted
	Number	Average
Unvested Options	of Options	Exercise Price

Unvested at December 31, 2005	1,912	$27.14
Granted	857	51.78
Vested	(1,176)	36.19
Forfeited	(92)	41.88

Unvested at September 30, 2006	1,501	$43.72

Cash received from options exercised under the Stock Incentive Plans for the three months ended September 30, 2006 and 2005 was $16.2 million and $23.6 million, respectively. Cash received from options exercised during the nine months ended September 30, 2006 and 2005, was $49.6 million and $39.9 million, respectively. There were no excess tax benefits realized for the tax deductions from option exercises during the three and nine months ended September 30, 2006 and 2005. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $17.6 million and $17.9 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $81.9 million and $29.7 million, respectively. The total intrinsic value of options outstanding and exercisable as of September 30, 2006 was $150.5 million.

The Company issued 4,500 and 447,852 shares of restricted stock to certain officers of the Company as part of the performance pay program and in connection with employment with the Company during the three and nine months ended September 30, 2006, respectively. The total fair value of restricted shares was $0.2 million and $23.2 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, 61,725 shares of restricted stock had been forfeited. The 710,268 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information concerning unvested restricted shares at September 30, 2006 (shares in thousands):

		Weighted Average
		Grant Date
Unvested Shares	Shares	Fair Value

Unvested at December 31, 2005	548	$34.41
Granted	448	51.88
Vested	(268)	34.73
Forfeited	(18)	42.60

Unvested at September 30, 2006	710	$45.09

As of September 30, 2006, there were $25.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of 1.63 years. The total fair value of shares vested, based on the market price on the vesting date, during the three months ended September 30, 2006 and 2005 was $0.2 million and $0.1 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $13.6 million and $8.8 million, respectively.

14.	Subsequent Events

On October 17, 2006, the Operating Partnership entered into a merchant development joint venture with GE Real Estate (“GE”). The joint venture will have total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Operating Partnership identifies as its target markets. GE and the Operating Partnership have committed $425.0 million and $75.0 million of equity, respectively.

On November 1, 2006, the Operating Partnership acquired a 2.1 million square foot portfolio consisting of 25 airfreight buildings and 131 acres of airport-adjacent developable land for a total investment of $181.0 million. This acquisition expands the company’s market presence at three U.S. international airports: Seattle-Tacoma International Airport; Dallas Fort Worth International Airport; and George Bush Intercontinental Airport in Houston. The operating properties have been acquired for and contributed to AMB Institutional Alliance Fund III, AMB’s open-end U.S. co-investment fund. The purchase price includes the assumption of $68.0 million of debt and includes the issuance of $64.0 million in operating partnership units in AMB Property II, L.P. priced at $56.32 per unit.

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

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are the registered trademarks of AMB Property Corporation, our general partner: AMB®; High Throughput Distribution(HTD®); and Strategic Alliance Programs®.

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

National industrial markets continued to improve during the third quarter of 2006, according to Torto Wheaton Research, the tenth consecutive quarter of improving supply demand dynamics in the U.S., with preliminary figures indicating a 20 basis points improvement in availability to 9.6%. We believe the strongest industrial markets in the U.S. are the coastal gateway markets tied to global trade, including Los Angeles, our largest market, Miami, New York/New Jersey (with the exception of the Exit 8A submarket), and to a lesser degree, Seattle and most of the San Francisco Bay Area. We believe the operating environment in our U.S. on-tarmac business remains good with improving cargo volumes and essentially no new supply.

Investor demand for industrial property (as supported by our observation of strong national sales volumes and declining acquisition capitalization rates) has remained consistently strong over the past six years. We believe we capitalized on this demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis or that no longer fit our strategic investment objectives, but we believe we have substantially achieved our repositioning goals.

The table below summarizes key operating and leasing statistics for our consolidated industrial operating properties as of and for the three and nine months ended September 30, 2006 and 2005:

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets(1)	Markets	Average

As of and for the three months ended September 30, 2006:
% of total rentable square feet	75.0%	25.0%	100.0%
Occupancy percentage at period end	96.1%	95.2%	95.9%
Same space square footage leased	2,538,422	1,027,603	3,566,025
Rent increases on renewals and rollovers	10.9%	6.0%	9.9%
As of and for the three months ended September 30, 2005:
% of total rentable square feet	75.7%	24.3%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%
Same space square footage leased	2,768,995	667,855	3,436,850
Rent increases (decreases) on renewals and rollovers	(10.1)%	4.0%	(7.6)%
As of and for the nine months ended September 30, 2006:
% of total rentable square feet	75.0%	25.0%	100.0%
Occupancy percentage at period end	96.1%	95.2%	95.9%
Same space square footage leased	10,122,788	2,822,737	12,945,525
Rent (decreases) on renewals and rollovers	(1.8)%	(1.0)%	(1.7)%
As of and for the nine months ended September 30, 2005:
% of total rentable square feet	75.7%	24.3%	100.0%
Occupancy percentage at period end	94.8%	94.1%	94.6%
Same space square footage leased	8,487,892	1,906,438	10,394,330
Rent (decreases) on renewals and rollovers	(12.0)%	(2.8)%	(10.5)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey/New York City, the San Francisco Bay Area, Miami and Seattle.

Our industrial operating portfolio occupancy rate was 95.9% at September 30, 2006, as compared to 95.4% at June 30, 2006. Rental rates on lease renewals and rollovers in our portfolio increased 9.9% during the quarter ended September 30, 2006, as compared to declines of 0.9% in the prior quarter and 7.6% in the third quarter of 2005. The 9.9% rent rate increase on renewals and rollovers during the quarter was due primarily to a 110,000 square foot lease renewal in the San Francisco Bay Area that took effect during the quarter, but was signed in 2000. Excluding this lease, rents on renewals and rollovers for our operating portfolio increased 0.2% during the quarter, the first positive rent change on lease renewals and rollovers since the first quarter of 2002. We currently expect that rent changes on renewals and rollovers in our operating portfolio will be about flat for the year. Market rents continue to rebound from their lows and in many of our hub and gateway markets are back to or above their prior peak levels of 2001.

While we believe that industrial market rents in the San Francisco Bay Area are improving as well, they have not yet fully recovered. A significant portion of the square feet that renewed or rolled over in the third quarter was in leases that commenced between 1999 and 2001 when rental rates were at their prior peaks. Excluding the effect of the 110,000 square foot lease renewal in the San Francisco Bay Area, rents on lease renewals and rollovers in the San Francisco Bay Area declined 19.8%. Without the effect of the San Francisco portfolio, rents on lease renewals and rollovers in the remainder of the portfolio increased 2.4% during this quarter, which we believe reflects the generally positive trends in U.S. industrial space availability.

Occupancy levels in our portfolio were 550 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. During the prior periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term.

We expect development to be a significant driver of our earnings growth as we expand our land and development pipeline, and contribute completed development projects into our co-investment program and recognize development profits. We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico, Japan and China are particularly attractive given the current lack of supply of modern industrial distribution facilities in the major metropolitan markets of these countries. Prior to our global expansion, our development pipeline was $106.8 million at the end of 2002. During our global expansion, we have increased our development pipeline to approximately $1.2 billion at September 30, 2006. In addition to our committed development pipeline, we hold a total of 1,671 acres for future development or sale. We believe these 1,671 acres of land could support approximately 28.6 million square feet of future development.

Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we can not assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of September 30, 2006, we owned approximately 61.8 million square feet of our properties (49.5% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.

By the end of 2007, we expect to have approximately 15% of our operating portfolio (based on consolidated and unconsolidated annualized base rent) invested in international markets. As of September 30, 2006, our international operating properties comprised 5.5% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 11.2%. Our North American target countries outside of the United States currently comprise Canada and Mexico. Our European target countries currently comprise Belgium, France, Germany, Italy, Netherlands, Spain and the United Kingdom. Our Asian target countries currently comprise China, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future.

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

Summary of Key Transactions

During the three months ended September 30, 2006, we completed the following significant capital deployment transactions:

•	Acquired ten buildings in North America, aggregating approximately 1.3 million square feet, for $115.6 million;

•	Committed to eight development projects in North America, Asia and Europe totaling 2.8 million square feet with an estimated total investment of approximately $251.2 million;

•	Acquired 272 acres of land for development in North America and Asia for approximately $65.5 million;

•	Sold three development projects totaling approximately 0.8 million square feet for an aggregate sale price of $38.4 million;

•	Divested ourselves of one industrial building aggregating approximately 0.1 million square feet, for an aggregate price of approximately $5.2 million;

•	Contributed one completed development project for $95.6 million to AMB Japan Fund I, L.P., an unconsolidated co-investment joint venture. As a result of this contribution, we recognized an aggregate after-tax gain of $16.5 million, representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash; and

•	Acquired the 50% interest in AMB BlackPine that we did not previously own.

During the nine months ended September 30, 2006, we completed the following significant capital deployment transactions:

•	Acquired 69 buildings in North America and Europe, aggregating approximately 5.9 million square feet, for $515.7 million;

•	Committed to nineteen development projects in North America, Asia and Europe totaling 7.7 million square feet with an estimated total investment of approximately $604.6 million;

•	Acquired 612 acres of land for development in North America and Asia for approximately $231.1 million;

•	Sold one land parcel and four development projects totaling approximately 0.8 million square feet for an aggregate sale price of $46.0 million;

•	Divested ourselves of thirteen industrial buildings aggregating approximately 0.9 million square feet, for an aggregate price of approximately $59.1 million, including one industrial building that was sold by one of our unconsolidated joint ventures;

•	Contributed two completed development projects for $338.6 million to AMB Japan Fund I, L.P., and one completed development project for $38.4 million to AMB-SGP Mexico, LLC, both unconsolidated co-investment joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $63.1 million, representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash; and

•	Acquired the 50% interest in AMB BlackPine that we did not previously own.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended September 30, 2006, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $33.4 million with a weighted average interest rate of 6.1%;

•	Assumed $16.8 million of debt for our co-investment joint ventures at a weighted average interest rate of 6.5%;

•	Obtained $7.0 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 5.1% for international acquisitions;

•	Repurchased all of AMB Property II, L.P.’s outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $10.0 million, including accrued and unpaid distributions;

•	Raised $48.3 million in net proceeds from the issuance of $50.0 million of AMB Property Corporation’s 6.85% Series P Cumulative Redeemable Preferred Stock; and

•	On August 15, 2006, we issued $175.0 million aggregate principal amount of fixed rate senior unsecured notes under the 2006 medium-term note program which mature on August 15, 2013 and bear an interest at a rate of 5.90% per annum.

During the nine months ended September 30, 2006, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $82.0 million with a weighted average interest rate of 6.0%;

•	Assumed $29.9 million of debt for our co-investment joint ventures at a weighted average interest rate of 6.0%;

•	Obtained $45.3 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 4.2% for international acquisitions;

•	Obtained a $65.0 million floating rate unsecured revolving credit facility for one of our co-investment joint ventures;

•	Entered into a third amended and restated credit agreement for a $250.0 million unsecured multi-currency revolving credit facility which replaced an existing $100.0 million unsecured multi-currency revolving credit facility;

•	Repurchased AMB Property II, L.P.’s 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $10.9 million, including accrued and unpaid distributions;

•	Repurchased AMB Property II, L.P.’s 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $42.8 million, including accrued and unpaid distributions;

•	Repurchased AMB Property II, L.P.’s 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $36.6 million, including accrued and unpaid distributions;

•	Completed the early renewal and increase of our senior unsecured revolving line of credit in the amount of $550.0 million, an increase of $50.0 million;

•	Entered into an amended and restated revolving credit agreement for a 45.0 billion Yen (approximately $380.3 million U.S. Dollars, using the exchange rate at September 30, 2006) unsecured revolving credit facility that replaced an existing 35.0 billion Yen (approximately $296.2 million U.S. Dollars, using the exchange rate at September 30, 2006) unsecured revolving credit facility;

•	Repurchased all of AMB Property II, L.P.’s outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $10.0 million, including accrued and unpaid distributions;

•	Raised $48.3 million in net proceeds from the issuance of $50.0 million of AMB Property Corporation’s 6.85% Series P Cumulative Redeemable Preferred Stock; and

•	On August 15, 2006, we issued $175.0 million aggregate principal amount of fixed rate senior unsecured notes under the 2006 medium-term note program which mature on August 15, 2013 and bear an interest at a rate of 5.90% per annum.

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

Stock-based Compensation Expense.  We adopted SFAS No. 123R, Share Based Payment, on January 1, 2006. We opted to utilize the modified prospective method of transition in adopting SFAS No. 123R. The effect of this change from applying the original expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per common unit, as described in further detail in Note 13 to the consolidated financial statements. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operating and financing activities. We recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of January 1, 2006 to reflect the change in accounting for forfeitures. We value stock options using the Black-Scholes option-pricing model and recognize this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, we will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123R or SFAS No. 123, related stock option expense was $1.0 million and $0.9 million during the three months ended September 30, 2006 and 2005, respectively, and $4.2 million and $3.9 million during the nine months ended September 30, 2006 and 2005, respectively. Additionally, we award restricted stock of the Company and recognize this value as an expense over the vesting periods. Related restricted stock compensation expense was $2.4 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $10.2 million and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Results for prior periods have not been restated.

Goodwill and Intangible Assets.  We have classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets”, goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. We test annually (or more often, if necessary) for impairment under SFAS No. 142. We determined that there was no impairment to goodwill and intangible assets during the quarter ended September 30, 2006.

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

We commenced operations shortly before the consummation of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with proximity to airports, seaports and major highway systems. As of September 30, 2006, we owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 124.8 million rentable square feet (11.6 million square meters) and 1,109 buildings in 42 markets within eleven countries. Additionally, as of September 30, 2006, we managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet.

Of the approximately 124.8 million rentable square feet as of September 30, 2006:

•	on a consolidated basis, we owned or partially owned 939 industrial buildings, principally warehouse distribution facilities, encompassing approximately 93.6 million rentable square feet that were 95.9% leased;

•	on a consolidated basis, we had investments in 45 industrial development projects which are expected to total approximately 13.4 million rentable square feet upon completion;

•	on a consolidated basis, we owned eight development projects, totaling approximately 2.8 million rentable square feet that are available for sale or contribution; and

•	through unconsolidated joint ventures, we had investments in 90 industrial operating properties, totaling approximately 14.8 million rentable square feet, and one industrial operating property, totaling approximately 0.2 million square feet which is available for sale or contribution.

As of September 30, 2006, AMB Property Corporation owned an approximate 95.8% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

Our strategy is to be a leading provider of industrial properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.

Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facility needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both in the U.S. and internationally. Our investment strategy targets markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by total consolidated and unconsolidated annualized base rents, 95.5% of our portfolio of industrial properties is located in our target markets, and much of it in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

Further, in many of our target markets, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than storage of goods. Our investment focus on HTD® assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure, such as major airports and seaports.

Our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. We manage our portfolio of properties in a flexible operating model which includes both direct property management and Strategic Alliance Programsin which we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services under our direction.

Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other principal regional office locations in Amsterdam, Boston, Chicago, Los Angeles, New Jersey, Shanghai, Singapore, and Tokyo. As of September 30, 2006, we employed 395 individuals: 173 in our San Francisco headquarters, 61 in our Boston office, 46 in our Tokyo office, and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the U.S. Securities and Exchange Commission.

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

Growth Strategies

Growth Through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended September 30, 2006, our average industrial property base rental rates increased by 9.9% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended September 30, 2006, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2004) increased by 5.8% on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, we have experienced average annual increases in industrial property base rental rates of 4.4% and maintained an average quarter-end occupancy rate of 94.9% in our industrial property operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See “Supplemental Earnings Measures” under this Item for a discussion of same store net operating income and Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

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

Growth Through Acquisitions and Capital Redeployment

We believe that our acquisition experience and our network of property management, leasing and acquisition resources will continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which we believe may give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe also that AMB Property Corporation’s UPREIT structure, which enables us to acquire land and industrial properties in exchange for our or AMB Property II, L.P.’s limited partnership units, enhances our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

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

Growth Through Global Expansion

By the end of 2007, we expect to have approximately 15% of our operating portfolio (based on consolidated and unconsolidated annualized base rent) invested in international markets. As of September 30, 2006, our international operating properties, on a consolidated and unconsolidated basis, comprised 11.2% of annualized base rent. Our North American target countries outside of the United States currently comprise Canada and Mexico. Our European target countries currently comprise Belgium, France, Germany, Italy, Netherlands, Spain, and the United Kingdom. Our Asian target countries currently comprise China, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future.

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

Growth Through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically, we will own a 20-50% interest in our co-investment joint ventures. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of September 30, 2006, we owned approximately 61.8 million square feet of our properties (49.5% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.

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

As of September 30, 2006, same store industrial properties consisted of properties aggregating approximately 79.1 million square feet. The properties acquired during the three months ended September 30, 2006 consisted of ten buildings, aggregating approximately 1.3 million square feet. The properties acquired during the three months ended September 30, 2005 consisted of 8 buildings, aggregating approximately 1.8 million square feet. During the three months ended September 30, 2006, property divestitures and contributions consisted of three buildings, aggregating approximately 0.7 million square feet. During the three months ended September 30, 2005, property divestitures and contributions consisted of 8 industrial buildings, aggregating approximately 0.6 million square feet.

The properties acquired during the nine months ended September 30, 2006 consisted of 69 buildings, aggregating approximately 5.9 million square feet. The properties acquired during the nine months ended September 30, 2005 consisted of 26 buildings, aggregating approximately 4.8 million square feet. During the nine months ended September 30, 2006, property divestitures and contributions consisted of 17 buildings, aggregating approximately 3.0 million square feet. During the nine months ended September 30, 2005, property divestitures and contributions consisted of 43 buildings, aggregating approximately 3.8 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months ended September 30, 2006 and 2005 (dollars in millions):

Revenues	2006	2005	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$146.1	$140.2	$5.9	4.2%
2006 acquisitions	5.9	—	5.9	—%
2005 acquisitions	8.7	5.5	3.2	58.2%
Development	1.6	1.2	0.4	33.3%
Other industrial	4.1	2.7	1.4	51.9%
International industrial	13.8	4.7	9.1	193.6%

Total rental revenues	180.2	154.3	25.9	16.8%
Private capital income	7.5	5.8	1.7	29.3%

Total revenues	$187.7	$160.1	$27.6	17.2%

U.S. industrial same store rental revenues increased $5.9 million from the prior year on a quarter-to-date basis due primarily to improved occupancy and increased rental rates in various markets. The properties acquired during the fiscal year ended December 31, 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during 2006 consisted of 69 buildings, aggregating approximately 5.9 million square feet. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international revenues. The increase in private capital income of $1.7 million was primarily due to incentive distributions for 2006 from the sale of AMB Institutional Alliance Fund I, L.P. in 2005, which had been deferred.

Costs and Expenses	2006	2005	$ Change	% Change

Property operating costs:
Rental expenses	$25.7	$21.0	$4.7	22.4%
Real estate taxes	20.3	18.9	1.4	7.4%

Total property operating costs	$46.0	$39.9	$6.1	15.3%

Property operating costs
U.S. industrial:
Same store	$37.8	$37.2	$0.6	1.6%
2006 acquisitions	1.5	—	1.5	—%
2005 acquisitions	2.0	1.3	0.7	53.8%
Development	0.8	0.7	0.1	14.3%
Other industrial	0.8	0.4	0.4	100.0%
International industrial	3.1	0.3	2.8	933.3%

Total property operating costs	46.0	39.9	6.1	15.3%
Depreciation and amortization	48.8	40.5	8.3	20.5%
General and administrative	25.8	16.8	9.0	53.6%
Other expenses	0.9	2.9	(2.0)	(69.0)%
Fund costs	0.5	0.3	0.2	66.7%

Total costs and expenses	$122.0	$100.4	$21.6	21.5%

Same store properties’ operating expenses showed an increase of $0.6 million from the prior year on a quarter-to-date basis due primarily to increased insurance costs as evidenced by an increase in property insurance rates of as much as 30% to 40% over the last year due to hurricane-related losses sustained by the insurance industry. The properties acquired during the fiscal year ended December 31, 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The 2006 acquisitions consisted of 69 buildings, aggregating approximately 5.9 million square feet. Other industrial expenses include expenses from development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new satellite offices both domestically and internationally. Other expenses decreased approximately $2.0 million from the prior year on a quarter-to-quarter basis due primarily to a decrease in the loss associated with the deferred compensation plan, partially offset by an increase in certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2006	2005	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$2.2	$1.5	$0.7	46.7%
Other income	2.6	3.0	(0.4)	(13.3)%
Development profits, net of taxes	23.5	0.4	23.1	5,775.0%
Interest expense, including amortization	(44.5)	(37.3)	7.2	19.3%

Total other income and (expenses), net	$(16.2)	$(32.4)	$(16.2)	(50.0)%

The $0.7 million increase in equity in earnings of unconsolidated joint ventures was primarily due to an increase in gains from the disposition of real estate investments by our unconsolidated joint ventures, partially offset by an increase in expenses by our unconsolidated joint ventures during the quarter. Development profits represent gains from the sale or contribution of development projects including land. The increase in development profits was primarily due to increased disposition and contribution volume during the three months ended September 30, 2006.

During the three months ended September 30, 2006, we sold three development projects, totaling approximately 0.8 million square feet for $38.4 million, resulting in an after-tax gain of $7.0 million. During the three months ended September 30, 2006, we contributed one completed development project totaling approximately 0.7 million square feet into AMB Japan Fund I, L.P., an unconsolidated joint venture. As a result of this contribution, we recognized an aggregate after-tax gain of $16.5 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended September 30, 2005, we sold an approximately 12,000 square foot development project and one land parcel for $4.5 million resulting in an after-tax gain of $0.4 million. The increase in interest expense, including amortization, was due primarily to increased borrowings on unsecured credit facilities and other debt.

Discontinued Operations	2006	2005	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$1.0	$2.3	$(1.3)	56.5%
Gains from dispositions of real estate, net of minority interests	0.2	15.1	(14.9)	(98.7)%

Total discontinued operations	$1.2	$17.4	$(16.2)	(93.1)%

During the three months ended September 30, 2006, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet for $5.2 million, with a resulting net gain of approximately $0.2 million. During the three months ended September 30, 2005, we divested ourselves of seven industrial buildings and one retail center, aggregating approximately 0.6 million square feet for $76.8 million, with a resulting net gain of approximately $15.1 million.

Preferred Units	2006	2005	$ Change	% Change

Preferred unit distributions	$(5.0)	$(3.4)	$1.6	47.1%

Total preferred units	$(5.0)	$(3.4)	$1.6	47.1%

In December 2005, we issued 3,000,000 7.0% Series O Cumulative Redeemable Preferred Units. In August 2006, we issued 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units. The increase in preferred unit distributions is due to the newly-issued units.

For the Nine Months ended September 30, 2006 and 2005 (dollars in millions):

Revenues	2006	2005	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$434.1	$420.6	$13.5	3.2%
2006 acquisitions	8.2	—	8.2	—%
2005 acquisitions	26.0	8.4	17.6	209.5%
Development	4.0	3.7	0.3	8.1%
Other industrial	12.9	5.2	7.7	148.1%
International industrial	46.2	23.6	22.6	95.8%

Total rental revenues	531.4	461.5	69.9	15.1%
Private capital income	17.5	12.5	5.0	40.0%

Total revenues	$548.9	$474.0	$74.9	15.8%

U.S. industrial same store rental revenues increased $13.5 million from the prior year on a year-to-date basis due primarily to improved occupancy and increased rental rates in various markets. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during 2006 consisted of 69 buildings, aggregating approximately 5.9 million square feet. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues. The increase in private capital income was primarily due to increased asset management fees from additional assets held in co-investment joint ventures and incentive distributions for 2006 from the sale of AMB Institutional Alliance Fund I, L.P. in 2005, which had been deferred.

Costs and Expenses	2006	2005	$ Change	% Change

Property operating costs:
Rental expenses	$74.9	$63.9	$11.0	17.2%
Real estate taxes	61.0	55.4	5.6	10.1%

Total property operating costs	$135.9	$119.3	$16.6	13.9%

Property operating costs
U.S. industrial:
Same store	$114.9	$111.1	$3.8	3.4%
2006 acquisitions	2.0	—	2.0	—%
2005 acquisitions	6.3	1.8	4.5	250.0%
Development	2.0	1.8	0.2	11.1%
Other industrial	2.1	0.8	1.3	162.5%
International industrial	8.6	3.8	4.8	126.3%

Total property operating costs	135.9	119.3	16.6	13.9%
Depreciation and amortization	136.2	121.3	14.9	12.3%
Impairment losses	5.4	—	5.4	—%
General and administrative	74.0	54.9	19.1	34.8%
Other expenses	1.1	3.7	(2.6)	(70.3)%
Fund costs	1.6	1.0	0.6	60.0%

Total costs and expenses	$354.2	$300.2	$54.0	18.0%

Same store properties’ operating expenses increased $3.8 million from the prior year on a year-to-date basis due primarily to increased insurance costs, utility expenses, and other non-reimbursable expenses. The 2005 acquisitions consist of 41 buildings, aggregating approximately 6.9 million square feet. The 2006 acquisitions consist of 69 buildings, aggregating approximately 5.9 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The 2006 impairment loss was taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $4.8 million and additional staffing and expenses for new initiatives, including our international and development expansions. Other expenses decreased approximately $2.6 million from the prior year on a year-to-year basis due primarily to a decrease in losses associated with our deferred compensation plan and a decrease in certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2006	2005	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$12.6	$10.0	$2.6	26.0%
Other income	7.6	4.8	2.8	58.3%
Gains from disposition of real estate interests	—	18.9	(18.9)	(100.0)%
Development profits, net of taxes	69.9	20.3	49.6	244.3%
Interest expense, including amortization	(129.6)	(111.3)	18.3	16.4%

Total other income and (expenses), net	$(39.5)	$(57.3)	$(17.8)	(31.1)%

The $2.6 million increase in equity in earnings of unconsolidated joint ventures was primarily due to an increase in gains from the disposition of real estate investments by our unconsolidated joint ventures, partially offset by an increase in expenses by our unconsolidated joint ventures during the nine months ended September 30, 2006. The $2.8 million increase in other income was primarily due to an increase in bank interest income and an increase in property management income due to the expansion of our property management business. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. Development profits represent gains from the sale or contributions of development projects including land. The increase in development profits was due to increased disposition and contribution volume during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we sold one land parcel and four development projects, totaling approximately 0.8 million square feet for an aggregate sale price of $46.0 million, resulting in an after-tax gain of $7.8 million and contributed two completed development projects totaling approximately 1.5 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $63.1 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. In addition, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. During the nine months ended September 30, 2005, we sold three land parcels and three development projects, aggregating approximately 55,000 square feet, as part of our development-for-sale program, for an aggregate price of $49.5 million, resulting in an after-tax gain of $18.4 million. During the nine months ended September 30, 2005, we contributed an industrial property for $23.6 million, consisting of one industrial building, aggregating approximately 0.4 million square feet, to our unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC, resulting in an after-tax gain of $1.9 million. The increase in interest expense, including amortization, was due primarily to increased borrowings on unsecured credit facilities and other debt.

Discontinued Operations	2006	2005	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$3.9	$7.7	$(3.8)	49.4%
Gains from dispositions of real estate, net of minority interests	25.5	51.4	(25.9)	(50.4)%

Total discontinued operations	$29.4	$59.1	$(29.7)	(50.3)%

During the nine months ended September 30, 2006, we divested ourselves of 13 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $59.1 million, with a resulting net gain of $25.5 million. During the nine months ended September 30, 2005, we divested ourselves of 35 industrial buildings and one retail center, aggregating approximately 2.5 million square feet, for an aggregate price of $252.0 million, with a resulting net gain of $51.4 million.

Preferred Units	2006	2005	$ Change	% Change

Preferred unit distributions	$(14.4)	$(10.1)	$4.3	42.6%
Preferred unit redemption issuance costs	(1.0)	—	1.0	—%

Total preferred units	$(15.4)	$(10.1)	$5.3	52.5%

In December 2005, we issued 3,000,000 7.0% Series O Cumulative Redeemable Preferred Units. In August 2006, we issued 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units. The increase in preferred unit distributions is due to the newly-issued units. In addition, during the nine months ended September 30, 2006, AMB Property II, L.P., one of our subsidiaries, redeemed all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units, all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units and all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common unitholders of $1.0 million for the original issuance costs, net of discount on repurchase.

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

Cash flows.  For the nine months ended September 30, 2006, cash provided by operating activities was $221.1 million as compared to $194.3 million for the same period in 2005. This change is primarily due to increases in rental rates, partially offset by an increase in general and administrative expenses primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and increased occupancy costs related to the expansion of satellite offices. Cash used in investing activities was $924.8 million for the nine months ended September 30, 2006, as compared to cash used for investing activities of $450.4 million for the same period in 2005. This change is primarily due to an increase in funds used for property acquisitions and capital expenditures, and a decrease in proceeds from property divestitures, offset by less funds used for additions to interests in unconsolidated joint ventures and an increase in capital distributions received from unconsolidated joint ventures. Cash provided by financing activities was $622.1 million for the nine months ended September 30, 2006, as compared to $284.3 million for the same period in 2005. This change is due primarily to an increase in borrowings, net of repayments, issuance of common units upon the exercise of options and issuances of preferred units, offset by the cost of the repurchase of preferred units during the nine months ended September 30, 2006.

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

Capital Resources

Property Divestitures.  During the three months ended September 30, 2006 we divested ourselves of one industrial building aggregating approximately 0.1 million square feet, for an aggregate price of $5.2 million, with a resulting net gain of $0.2 million. During the nine months ended September 30, 2006, we divested ourselves of 13 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $59.1 million, with a resulting net gain of $25.5 million.

Gains from Contributions of Real Estate Interests.  During the nine months ended September 30, 2005, we contributed $106.9 million (using the exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to our then newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. We recognized a gain of $17.6 million on the contribution, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. For the nine months ended September 30, 2005, we recognized a gain of $1.3 million from contribution of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.

Development Sales.  During the three months ended September 30, 2006, we sold three development projects totaling approximately 0.8 million square feet for an aggregate sale price of $38.4 million, resulting in an after-tax gain of $7.0 million. During the nine months ended September 30, 2006, we sold one land parcel and four development projects totaling approximately 0.8 million square feet for an aggregate sale price of $46.0 million, resulting in an after-tax gain of $7.8 million. In addition, during the nine months ended September 30, 2006, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. During the three months ended September 30, 2005, we sold one approximately 12,000 square foot development project and one land parcel, for an aggregate price of $4.5 million, resulting in an after-tax gain of $0.4 million. During the nine months ended September 30, 2005, we sold three development projects totaling approximately 55,000 square feet and three land parcels, for an aggregate price of $49.5 million, resulting in an after-tax gain of $18.4 million, of which $9.9 million was the joint venture partners’ share.

Development Contributions.  During the three months ended September 30, 2006, we contributed one completed development project totaling approximately 0.7 million square feet into AMB Japan Fund I, L.P., an unconsolidated joint venture. As a result of this contribution, we recognized an after-tax gain of $16.5 million representing the portion of its interest in the contributed property acquired by the third-party co-investors for cash. During the nine months ended September 30, 2006, we contributed two completed development projects totaling approximately 1.5 million square feet into AMB Japan Fund I, L.P and one approximately 0.6 million square foot completed development project into AMB-SGP Mexico, LLC, an unconsolidated joint venture. As a result of these contributions, we recognized an aggregate after-tax gain of $63.1 million. During the nine months ended September 30, 2005, we contributed one completed development project totaling approximately 0.4 million square feet into AMB-SGP Mexico, LLC and recognized a gain of $1.9 million.

Properties Held for Contribution.  As of September 30, 2006, we held for contribution to co-investment joint ventures six industrial projects with an aggregate net book value of $184.4 million, which, when contributed to a joint venture, will reduce our current ownership interest from approximately 100% to an expected range of 20-50%.

Properties Held for Divestiture.  As of September 30, 2006, we held for divestiture six industrial projects and two land parcels, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of September 30, 2006, the net carrying value of the properties held for divestiture was $63.4 million. Expected net sales proceeds exceed the net carrying value of the properties.

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

Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of September 30, 2006, we owned approximately 61.8 million square feet of our properties (49.5% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at September 30, 2006 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Consolidated Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	$489,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$200,000
AMB Institutional Alliance Fund III, L.P.(6)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of September 30, 2006.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

Our unconsolidated joint ventures at September 30, 2006 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Unconsolidated Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd(2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors(3)	20%	$2,093,000 (4)

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of September 30, 2006.

(4)	Using the exchange rate at September 30, 2006.

Partners’ Capital.  As of September 30, 2006, the Operating Partnership had outstanding 89,000,686 common general partnership units: 3,727,402 common limited partnership units: 800,000 7.95% Series J Cumulative Redeemable Preferred Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units, 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and our subsidiary, owns an approximate 1.0% general partnership interest and we own an approximate 99% common limited partnership interest, issued 729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution to AMB Property II, L.P of certain parcels of land that are located in multiple markets. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with us, and sold all of its series N preferred units to us for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from us at an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.

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

On September 21, 2006, AMB Property II, L.P., repurchased all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.0 million, including accrued and unpaid distributions.

In December 2005, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock during the three and nine months ended September 30, 2006.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of September 30, 2006, our share of total debt-to-our share of total market capitalization ratio was 35.6%. (See footnote 1 to the Capitalization Ratios table contained in Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our consolidated co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without the approval of our noteholders or our general partner’s stockholders or circumstances could arise that could render us unable to comply with these policies.

As of September 30, 2006, the aggregate principal amount of our secured debt was $1.9 billion, excluding unamortized debt premiums of $9.0 million. Of the $1.9 billion of secured debt, $1.5 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.0% to 10.4% per annum (with a weighted average rate of 6.0%) and final maturity dates ranging from November 2006 to

January 2025. As of September 30, 2006, $1.6 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.2%, while the remaining $297.9 million bear interest at variable rates (with a weighted average interest rate of 3.9%).

As of September 30, 2006, we had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had a weighted average term of 4.6 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under our 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under our 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under our 2006 medium term-note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancellation of $100 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Also included is a $100.0 million term loan which matures in December 2006.

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

Credit Facilities.  On June 1, 2006, we entered into a third amended and restated $550.0 million unsecured revolving credit agreement that replaced our then-existing $500.0 million credit facility, which was to mature on June 1, 2007. AMB Property Corporation is a guarantor of our obligations under the credit facility. The line, which matures on June 1, 2010, carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which was 42.5 basis points as of September 30, 2006, with an annual facility fee of 15 basis points. The four year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. Dollars, Euros, Yen or British Pounds Sterling. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2006, the outstanding balance on the credit facility was $342.2 million and the remaining amount available was $196.3 million, net of outstanding letters of credit of $11.5 million. The outstanding balance included borrowings denominated in Euros, which, using the exchange rate in effect on September 30, 2006, equaled approximately $332.2 million U.S. dollars.

On June 23, 2006, AMB Japan Finance Y.K., one of our subsidiaries and as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on September 30, 2006, equaled approximately $380.8 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on September 30, 2006, equaled approximately $296.2 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased to up to 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2006, equaled approximately $465.4 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of our long-term debt and was 42.5 basis points as of September 30, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and was 15 basis points of the outstanding commitments under the facility as of September 30, 2006. As of September 30, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2006, was $227.7 million in U.S. dollars.

On June 13, 2006, we and certain of our consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. We, along with AMB Property Corporation, guarantee the obligations for such subsidiaries and other entities controlled by us or AMB Property Corporation that are selected by us from time to time to be borrowers under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of our senior unsecured long-term debt, which was 60 basis points as of September 30, 2006, with an annual facility fee based on the credit rating of our senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2006, the outstanding balance on this facility was approximately $231.8 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

The tables below summarize our debt maturities and capitalization as of September 30, 2006 (dollars in thousands):

Debt
	Our	Joint	Unsecured
	Secured	Venture	Senior	Credit	Other	Total
	Debt(4)	Debt	Debt	Facilities(1)	Debt	Debt

2006	$43,411	$40,269	$150,000 (6)	$—	$179	$233,859
2007	13,353	79,221	75,000	—	7,784	175,358
2008	41,955	180,562	175,000	—	810	398,327
2009	4,012	133,380	100,000	—	873	238,265
2010	69,833	132,078	250,000	801,656	941	1,254,508
2011	21,486	376,561	75,000	—	1,014	474,061
2012	95,884	178,260	—	—	1,093	275,237
2013	37,209	206,755	175,000	—	65,920 (5)	484,884
2014	16,024	6,110	—	—	616	22,750
2015	2,087	110,384	112,491	—	664	225,626
Thereafter	14,617	62,390	125,000	—	—	202,007

Subtotal	359,871	1,505,970	1,237,491	801,656	79,894	3,984,882
Unamortized premiums/(discounts)	1,912	7,134	(10,930)	—	—	(1,884)

Total consolidated debt	361,783	1,513,104	1,226,561	801,656	79,894	3,982,998
Our share of unconsolidated joint venture debt(2)(3)	—	179,973	—	—	—	179,973

Total debt	361,783	1,693,077	1,226,561	801,656	79,894	4,162,971
Joint venture partners’ share of consolidated joint venture debt	—	(1,043,729)	—	—	(52,000)	(1,095,729)

Our share of total debt(3)	$361,783	$649,348	$1,226,561	$801,656	$27,894	$3,067,242

Weighed average interest rate	5.0%	6.3%	6.2%	3.2%	6.8%	5.5%
Weighed average maturity (in years)	5.3	5.2	4.6	3.6	6.1	4.7

(1)	Includes $455.1 million, $227.7 million and $108.9 million in Euro, Yen and Canadian dollar based borrowings, respectively, translated to U.S. dollars using the functional exchange rates in effect on September 30, 2006.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 4.5% and 4.2 years, respectively.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $271.2 million. Of this, $84.6 million is associated with assets located in Asia and the remaining $186.6 million is related to assets located in Europe.

(5)	Maturity includes $65.0 million balance outstanding on a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P.

(6)	Includes $50.0 million in notes which we currently intend to pay off at maturity in November 2006 and a $100.0 million term loan that matures in December 2006, which we currently intend to re-finance.

Market Capital (dollars in thousands, except share and per share data)
	Units
Security	Outstanding	Market Price(1)	Market Value(1)

Common general partnership units	89,000,686	$55.11	$4,904,828
Common limited partnership units(2)	3,872,950	55.11	213,438

Total	92,873,636		$5,118,266

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes 127,878 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Units
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	7.27%	$417,767

Capitalization Ratios as of September 30, 2006

Total debt-to-total market capitalization(1)	42.9%
Our share of total debt-to-our share of total market capitalization(1)	35.7%
Total debt plus preferred-to-total market capitalization(1)	47.2%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	40.5%
Our share of total debt-to-our share of total book capitalization(1)	56.9%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and our common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of September 30, 2006. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

  Liquidity

As of September 30, 2006, we had $154.3 million in cash and cash equivalents and $367.6 million of additional available borrowings under our credit facilities. As of September 30, 2006, we had $29.9 million in restricted cash.

We announced our intention to pay a regular cash distribution for the quarter ended September 30, 2006 of $0.46 per common unit. The distributions were payable on October 16, 2006 to unitholders of record on October 6, 2006. The series L, M, and O preferred unit distributions were payable on October 16, 2006 to unitholders of record on October 6, 2006. The series J and K preferred unit quarterly distributions were payable on October 16, 2006. The series D and I preferred unit quarterly distributions were paid on September 25, 2006. The series F preferred unit quarterly distributions were paid on their dates of repurchase by us on September 21, 2006. The following table sets forth the distributions paid or payable per unit for the three and nine months ended September 30, 2006 and 2005:

		For the three months ended		For the nine months ended
		September 30,		September 30,
Paying Entity	Security	2006	2005	2006	2005

Operating Partnership	Common limited partnership units	$0.460	$0.440	$1.380	$1.320
Operating Partnership	Series J preferred units	$0.994	$0.994	$2.981	$2.981
Operating Partnership	Series K preferred units	$0.994	$0.994	$2.981	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.460	$0.440	$1.380	$1.320
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units(1)	n/a	$0.969	$1.776	$2.906
AMB Property II, L.P.	Series F preferred units(2)	$0.729	$0.994	$2.716	$2.981
AMB Property II, L.P.	Series H preferred units(3)	n/a	$1.016	$0.970	$3.047
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$3.000
AMB Property II, L.P.	Series N preferred units(4)	n/a	$0.625	$0.215	$1.875

(1)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(2)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(3)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(4)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to us and AMB Property II, L.P. repurchased all of such units from us.

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

  Capital Commitments

Developments Starts.  During the three months ended September 30, 2006, we initiated eight new industrial development projects in North America, Europe and Asia with a total estimated investment of $251.2 million, aggregating an estimated 2.8 million square feet. During the nine months ended September 30, 2006, we initiated 19 new industrial development projects in North America, Europe and Asia with a total expected investment of $604.6 million, aggregating approximately 7.7 million square feet.

Development Pipeline.  As of September 30, 2006, we had 45 projects in our development pipeline representing a total estimated investment of $1.2 billion upon completion. We have an additional nine development projects available for sale or contribution totaling approximately 3.0 million square feet, with an aggregate estimated investment of $217.7 million. One of these nine projects totaling $12.6 million and approximately 0.2 million square feet is held in an unconsolidated joint venture. As of September 30, 2006, we and our joint venture partners had funded an aggregate of $701.6 million and needed to fund an estimated additional $453.5 million in order to complete our development pipeline. Our development pipeline currently includes projects expected to be completed through the second quarter of 2008. In addition, during the three months ended September 30, 2006, we acquired 272 acres of land for industrial warehouse development in North America and Asia for approximately $65.5 million. During the nine months ended September 30, 2006, we acquired 612 acres of land for industrial warehouse development in North America and Asia for approximately $231.1 million. We expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.

Acquisitions.  During the three months ended September 30, 2006, we acquired ten industrial buildings, aggregating approximately 1.3 million square feet for a total expected investment of $115.6 million. During the nine months ended September 30, 2006, we acquired 69 industrial buildings, aggregating approximately 5.9 million square feet for a total expected investment of $515.7 million, of which we acquired 45 buildings through two of our co-investment joint ventures. We generally fund our acquisitions through private capital contributions, borrowings under our credit facilities, cash, debt issuances and net proceeds from property divestitures.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 56 years. These buildings and improvements are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-investment Joint Ventures.  We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2006, we had investments in co-investment joint ventures with a gross book value of $2.9 billion, which are consolidated for financial reporting purposes, and net equity investments in two unconsolidated co-investment joint ventures of $29.1 million. As of September 30, 2006, we may make additional capital contributions to current and planned co-investment joint ventures of up to $115.5 million (using the exchange rates at September 30, 2006) pursuant to the terms of the joint venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment trust. This would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150.0 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), or net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of September 30, 2006, we had provided approximately $25.2 million in letters of credit, of which $11.5 million was provided under our $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of September 30, 2006, we had outstanding guarantees in the aggregate amount of $125.0 million in connection with certain acquisitions. As of September 30, 2006, we guaranteed $23.5 million and $2.3 million on outstanding loans on two of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively.

Performance and Surety Bonds.  As of September 30, 2006, we had outstanding performance and surety bonds in an aggregate amount of $4.9 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

Promoted Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, we may be obligated to make payments to certain of our joint venture partners pursuant to the terms and provisions of their contractual agreements with us. From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, pay promotes, or perform other obligations upon the occurrence of certain events.

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

The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands, except per share and unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income(1)	$36,226	$32,077	$147,133	$127,492
Income available to common unitholders attributable to limited partners	(1,249)	(1,419)	(6,046)	(6,098)
Gains from dispositions of real estate, net of minority interests	(213)	(14,330)	(24,335)	(66,596)
Depreciation and amortization:
Total depreciation and amortization	48,761	40,494	136,160	121,279
Discontinued operations’ depreciation	(37)	4,216	270	12,483
Non-real estate depreciation	(1,001)	(892)	(3,069)	(2,439)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	12,317	8,806	30,145	27,039
Limited partnership unitholders’ minority interests (Net income)	108	528	1,469	1,505
Limited partnership unitholders’ minority interests (Development profits)	1,086	16	3,260	568
Discontinued operations’ minority interests (Net income)	(18)	2,226	(278)	6,850
FFO attributable to minority interests	(24,471)	(24,944)	(66,654)	(72,634)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(2,239)	(1,529)	(12,605)	(9,959)
Our share of FFO	4,030	4,592	9,335	11,808
Our share of development profits, net	—	—	—	5,441
Preferred unit distributions	(5,030)	(3,373)	(14,401)	(10,119)
Preferred unit redemption issuance costs	16	—	(1,004)	—

Funds from operations	$68,286	$46,468	$199,380	$146,620

Basic FFO per common unit	$0.74	$0.52	$2.18	$1.66

Diluted FFO per common unit	$0.72	$0.50	$2.10	$1.59

Weighted average common units:
Basic	92,088,600	89,098,104	91,569,011	88,407,261

Diluted	95,117,597	93,034,016	94,734,736	92,121,224

(1)	Includes gains from undepreciated land sales of $4.8 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively. Includes gains from undepreciated land sales of $5.3 million and $8.6 million for the nine months ended September 30, 2006 and 2005, respectively.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income, or SS NOI, to be a useful supplemental measure of our operating performance. For properties that are considered part of the same store pool, see Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Operating and Leasing Statistics Summary,” page 60, Note 1. In deriving SS NOI, we define NOI as rental revenues (as calculated in accordance with GAAP), including reimbursements, less straight-line rents, property operating expenses and real estate taxes. We exclude straight-line rents in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI helps the investing public compare the operating performance of a company’s real estate as compared to other companies.

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

The following table reconciles SS NOI from net income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income	$36,226	$32,077	$147,133	$127,492
Private capital income	(7,490)	(5,764)	(17,539)	(12,520)
Depreciation and amortization	48,761	40,494	136,160	121,279
Impairment losses	—	—	5,394	—
General and administrative	25,851	16,815	74,043	54,876
Other expenses	893	2,925	1,134	3,663
Fund costs	495	329	1,588	1,073
Total other income and expenses	16,136	32,414	39,492	57,347
Total minority interests’ share of income	14,584	12,637	37,710	48,038
Total discontinued operations	(1,243)	(17,457)	(29,371)	(59,076)
Cumulative effect of change in accounting principle	—	—	(193)	—

Net Operating Income (NOI)	134,213	114,470	395,551	342,172
Less non same-store NOI	(21,926)	(7,896)	(67,142)	(20,383)
Less non-cash adjustments(1)	(2,673)	(2,957)	(7,379)	(10,234)

Cash-basis same-store NOI	$109,614	$103,617	$321,030	$311,555

(1)	Non-cash adjustments include straight line rents and amortization of lease intangibles for the same store pool only.

OPERATING AND LEASING STATISTICS SUMMARY

The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and nine months ended September 30, 2006:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
Operating Portfolio(1)	2006	2006

Square feet owned at September 30, 2006(2)	93,562,702	93,562,702
Occupancy percentage at September 30, 2006	95.9%	95.9%
Weighted average lease terms:
Original	6.1 years	6.1 years
Remaining	3.3 years	3.3 years
Tenant retention	81.0%	72.0%
Same Space Leasing Activity(3):
Rent increases (decreases) on renewals and rollovers	9.9%	(1.7)%
Same space square footage commencing (millions)	3.6	12.9
Second Generation Leasing Activity(4):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.52	$1.34
Re-tenanted	3.57	3.19

Weighted average	$2.33	$2.16

Square footage commencing (millions)	4.5	14.6

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects.

(2)	In addition to owned square feet as of September 30, 2006, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of industrial properties. One of our subsidiaries also manages approximately 1.1 million square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. We also have investments in approximately 14.8 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly-developed square footage or square footage vacant at acquisition.

The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and nine months ended September 30, 2006:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006

Square feet in same store pool at September 30, 2006(1)	79,057,056	79,057,056
% of total industrial square feet	84.5%	84.5%
Occupancy percentage at period end:
September 30, 2006	96.1%	96.1%
September 30, 2005	94.7%	94.7%
Weighted average lease terms:
Original	6.0 years	6.0 years
Remaining	3.1 years	3.1 years
Tenant retention	75.3%	72.3%
Rent increases (decreases) on renewals and rollovers	9.9%	(1.9)%
Same space square footage commencing (millions)	3.6	12.7
Cash basis NOI growth % increase (decrease):
Revenues	4.4%	3.0%
Expenses	0.7%	3.0%
Net operating income	5.8%	3.0%
Net operating income without lease termination fees	5.5%	3.3%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2006, we had three outstanding interest rate swaps and one foreign exchange agreement with an aggregate notional amount of $57.7 million (in U.S. dollars).

The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $1.9 million as of September 30, 2006 (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt(1)	$183,297	$137,595	$376,517	$191,001	$451,131	$1,455,815	$2,795,356
Average interest rate	6.2%	7.0%	7.1%	5.2%	6.4%	6.1%	6.3%
Variable rate debt(2)	$50,562	$37,763	$21,810	$47,264	$803,377	$228,750	$1,189,526
Average interest rate	5.8%	7.1%	6.9%	5.6%	3.1%	3.9%	3.7%
Interest Payments	$14,349	$12,272	$28,122	$12,519	$54,313	$98,035	$219,610

(1)	Represents 70.1% of all outstanding debt.

(2)	Represents 29.9% of all outstanding debt.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest expense on the variable rate debt would be $4.4 million (net of swaps) annually. As of September 30, 2006, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $4.0 billion and $4.1 billion, respectively, based on our estimate of current market interest rates.

As of September 30, 2006 and December 31, 2005, variable rate debt comprised 29.9% and 21.0%, respectively, of all our outstanding debt. Variable rate debt was $1.2 billion and $742.1 million, respectively, as of September 30, 2006 and December 31, 2005. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at September 30, 2006 were three interest rate swaps hedging cash flows of our variable rate borrowings based on U.S. Libor (USD) and Euribor (Europe) and one foreign currency option hedging the repayment of an intercompany obligation. The following table summarizes our financial instruments as of September 30, 2006:

	Maturity Dates				Notional	Fair
Related Derivatives (in thousands)	December 2006	December 2008	June 2010	November 2014	Amount	Value

Foreign Exchange Agreements:
Japanese Yen Call Option
Notional Amount (U.S. Dollars)	$20,000				$20,000
Fair Market Value						$124

Interest Rate Swaps:
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)		$9,332			9,332
Receive Floating (%)		3M EURIBOR
Pay Fixed Rate (%)		3.72%
Fair Market Value						(4)

Plain Interest Rate Swap, USD
Notional Amount (U.S. Dollars)			$25,000		25,000
Receive Floating (%)			3M LIBOR
Pay Fixed Rate (%)			5.17%
Fair Market Value						(171)

Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)				$3,367	3,367
Receive Floating (%)				3M EURIBOR
Pay Fixed Rate (%)				4.26%
Fair Market Value						(77)

Total					$57,699	$(128)

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $0.5 million for the nine months ended September 30, 2006.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three and nine months ended September 30, 2006, losses from remeasurement and the sale of one and three foreign exchange agreements included in our results of operations were $0.2 million and $0.4 million, respectively.

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

As of September 30, 2006, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005 and of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of August 25, 2006 (incorporated herein by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee (incorporated herein by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.2	$175,000,000 Fixed Rate Note No. FXR-C-1, attaching the Parent Guarantee (incorporated herein by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
10.1	AMB 2005 Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
10.2	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
10.3	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated herein by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 7, 2006.
32.1	18 U.S.C.§ 1350 Certifications dated November 7, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: November 7, 2006