Form 10-K
period 2006-12-31
AMB PROPERTY LP
filed 2007-02-28
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

FORWARD-LOOKING STATEMENTS

Some of the information included in this annual report on Form 10-K contains forward-looking statements, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve numerous risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indicators of whether, or the time at which, such performance or results will be achieved. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing, public opposition to these activities, as well as the risks associated with our expansion of and increased investment in our development business);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	risks of opening offices globally (including increasing headcount);

•	a downturn in the U.S., California or the global economy or real estate conditions;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary financing;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	changes in local, state and federal regulatory requirements;

•	increases in real property tax rates;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties; and

•	our general partner’s failure to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” in Item 1.A of this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.

PART I

Item 1.	Business

General

AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates industrial properties in key distribution markets throughout North America, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

We commenced operations shortly before the consummation of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods located mostly in the world’s busiest distribution markets: large, supply-constrained locations with proximity to airports, seaports and major highway systems. As of December 31, 2006, we owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 124.7 million square feet (11.6 million square meters) and 1,088 buildings in 39 markets within twelve countries. Additionally, as of December 31, 2006, we managed, but did not have a significant ownership interest in, industrial and other properties totaling approximately 1.5 million rentable square feet.

As of December 31, 2006, AMB Property Corporation owned an approximate 95.0% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown two to three times the world gross domestic product growth rate during the last 20 years. To serve the facility needs of these customers, we seek to invest globally in major distribution markets, transportation hubs and gateways that generally are tied to global trade.

Our strategy is to be a leading provider of industrial properties in supply-constrained submarkets of our targets markets. These submarkets are generally characterized by large population densities and typically offer substantial consumer concentrations, proximity to large clusters of distribution-facility users and significant labor pools, and are generally located near key international passenger and cargo airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, 99.6% of our portfolio of industrial properties is located in our target markets, and much of this is in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

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

Of the approximately 124.7 million rentable square feet as of December 31, 2006:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned and managed 964 industrial buildings, principally warehouse distribution facilities, encompassing approximately 100.7 million rentable square feet that were 96.1% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we had investments in 45 industrial development projects which are expected to total approximately 13.7 million rentable square feet upon completion;

•	on a consolidated basis, we owned nine development projects, totaling approximately 2.7 million rentable square feet that are available for sale or contribution; and

•	through other non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.4 million rentable square feet, and one industrial operating property, totaling approximately 0.2 million square feet which is available for sale or contribution.

During 2006, our property acquisitions, on an owned and managed basis, totaled $834.2 million (including expected capital expenditures, and acquisitions by AMB Institutional Alliance Fund III, L.P., an unconsolidated joint venture, totaling $540.0 million), primarily located in our target countries that included France, Germany, Mexico, the Netherlands, and the U.S. As of December 31, 2006, we had four industrial projects held for divestiture. Dispositions during 2006 totaled $335.1 million, including dispositions by two of our unconsolidated joint ventures of $159.8 million. Assets were divested in markets that no longer fit our investment strategy, such as Charlotte, Cincinnati and Memphis, and we also disposed of properties at valuation levels that we considered to be premium. While we continue to sell assets, we believe that we have achieved our near-term strategic disposition goals. Additionally, we contributed $607.3 million of completed development projects and a land parcel for $77.5 million to our private capital joint ventures as part of our continuing strategy to increase the proportion of our assets owned in co-investment joint ventures.

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

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other office locations in Amsterdam, Atlanta, Baltimore, Beijing, Boston, Chicago, Dallas, Los Angeles, Menlo Park, New Jersey, New York, Nagoya, Narita, Osaka, Shanghai, Singapore, Tokyo, and Vancouver. As of December 31, 2006, we employed 416 individuals: 173 in our San Francisco headquarters, 62 in our Boston office, 43 in our Tokyo office, and the remainder in our other regional offices. Our website address is www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. Our Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this annual report or any other report or filing filed with the U.S. Securities and Exchange Commission.

Unless the context otherwise requires, the terms “AMB,” the “Company,” “we,” “us” and “our” refer to AMB Property, L.P., and our other controlled subsidiaries. The following marks are our registered trademarks: AMB®; High Throughput Distribution® (HTD®); and Strategic Alliance Programs®.

Operating Strategy

We base our operating strategy on a variety of operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, property management, leasing, finance, accounting and market research. Our strategy is to leverage our expertise across a large customer base, and complement our internal management resources with long-standing relationships with entrepreneurial real estate management and development firms in certain of our target markets.

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

Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During 2006, our average industrial property base rental rates decreased by 0.1% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During 2006, cash basis same store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2004) increased by 2.6% on our industrial properties. Since AMB Property Corporation’s initial public offering in November 1997, on a consolidated basis, we have experienced average annual increases in industrial property base rental rates of 4.4% and maintained an average quarter-end occupancy rate of 95.0% in our industrial property operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and a reconciliation of same store net operating income and net income and Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth through Development and Value-Added Conversions

We believe that development, redevelopment and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and acquisition and management of value-added properties. Value-added conversion projects represent the development of land or a building site for a more valuable use and may include such activities as rezoning, redesigning, reconstructing and retenanting. Both new development and value-added conversions require significant management attention and capital investment to maximize their return. Completed development properties are generally contributed to our co-investment joint ventures and held in our owned and managed portfolio or sold to third parties. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

We believe that the multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our general partner’s officers have specific experience in real estate development, both with us and with national development firms, and over the past four years, we have significantly expanded our development staff. We pursue development projects directly and in joint ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.

Growth through Acquisitions and Capital Redeployment

We believe that our acquisition experience and our network of property management, leasing and acquisition resources will continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which we believe may give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe also that our UPREIT structure, which enables us to acquire land and industrial properties in exchange for our or AMB Property II, L.P.’s limited partnership units, enhances our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

We are generally engaged in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, large multi-property portfolios or other real estate companies. We cannot assure you that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facilities, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Key Transactions in 2006.”

Growth through Global Expansion

By the end of 2010, we expect to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on annualized base rent). As of December 31, 2006, our non-U.S. operating properties comprised 14.1% of our owned and managed operating portfolio (based on annualized base rent) and 7.4% of our consolidated operating portfolio (based on annualized base rent). Our North American target countries outside of the United States currently comprise Canada and Mexico. Our European target countries currently comprise Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. Our Asian target countries currently comprise China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future.

We believe that expansion into target markets outside the U.S. represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally.

There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed in this report under the heading “Business Risks — Risks Associated with Our International Business.” Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically, we will own a 15%-50% interest in our co-investment joint ventures. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of December 31, 2006, we owned approximately 64.3 million square feet of our properties (51.6% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.

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

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may be adversely affected by:

•	changes in the general economic climate;

•	local conditions, such as oversupply of or a reduction in demand for industrial space;

•	the attractiveness of our properties to potential customers;

•	competition from other properties;

•	our ability to provide adequate maintenance and insurance;

•	increased operating costs;

•	increased cost of compliance with regulations;

•	the potential for liability under applicable laws (including changes in tax laws); and

•	disruptions in the global supply chain caused by political, regulatory or other factors, including terrorism.

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

As of December 31, 2006, leases on a total of 14.3% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2007. We derive most of our income from rent received from our customers. Accordingly, our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders, and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew these expiring leases or if the rental rates upon renewal or reletting are significantly lower than expected. If a customer experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to customers.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with other developers, owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire. As a result, our financial condition, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

Real estate investments are relatively illiquid, making it difficult for us to respond promptly to changing conditions.

Real estate assets are not as liquid as certain other types of assets. Further, the Internal Revenue Code regulates the number of properties that our general partner, as a real estate investment trust, can dispose of in a year, their tax bases and the cost of improvements that we make to the properties. In addition, a portion of the properties held directly or indirectly by certain of our subsidiary partnerships were acquired in exchange for limited partnership units in the applicable partnership. The contribution agreements for such properties may contain restrictions on certain sales, exchanges or other dispositions of these properties, or a portion thereof, that result in a taxable transaction for specified periods, following the contribution of these properties to the applicable partnership. These limitations may affect our ability to sell properties. This lack of liquidity and the Internal Revenue Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders.

We could be adversely affected if a significant number of our customers are unable to meet their lease obligations.

Our results of operations, distributable cash flow and the value of our units would be adversely affected if a significant number of our customers were unable to meet their lease obligations to us. In the event of a significant number of lease defaults, our cash flow may not be sufficient to make distributions to our unitholders and repay maturing debt. As of December 31, 2006, we did not have any single customer account for annualized base rent revenues greater than 3.1%. However, in the event of lease defaults by a significant number of our customers, we may incur substantial costs in enforcing our rights as landlord.

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

As part of our business, we develop new and renovate existing properties, and we intend to continue to expand and increase our investment in our development and renovation business. The real estate development and renovation business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders, which include the following risks:

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

Our global growth (including growth in new regions in the U.S.) subjects us to certain risks, including risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices. In addition, payroll expenses are paid in local currencies and, therefore, we are exposed to risks associated with fluctuations in the rate of exchange between the U.S. dollar and these currencies.

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

We are pursuing, and intend to continue to pursue, growth opportunities in international markets. As we invest in countries where the U.S. dollar is not the national currency, we are subject to international currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of those other countries. A significant depreciation in the value of the currency of one or more countries where we have a significant investment may materially affect our results of operations. We attempt to mitigate any such effects by borrowing under our multi-currency credit facility in the currency of the country we are investing in and, under certain circumstances, by putting in place international currency put option contracts to hedge exchange rate fluctuations. For leases denominated in international currencies, we may use derivative financial instruments to manage the international currency exchange risk. We cannot, however, assure you that our efforts will successfully neutralize all international currency risks. If we do engage in international currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any international currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that our general partner must satisfy annually in order to qualify and maintain its status as a real estate investment trust.

General Business Risks

Our performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.

As of December 31, 2006, our industrial properties located in California represented 25.3% of the aggregate square footage of our industrial operating properties and 25.4% of our industrial annualized base rent, on an owned and managed basis. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

A number of our properties are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. Our largest concentration of such properties is in California where, on an owned and managed basis, as of December 31, 2006, we had 267 industrial buildings, aggregating approximately 25.5 million square feet and representing 25.3% of our industrial operating properties based on aggregate square footage and 25.4% based on industrial annualized base rent, on an owned and managed basis. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. We carry earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

A number of our properties are located in areas that are known to be subject to hurricane and/or flood risk. We carry hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants. In 2005, various properties that we own or lease in New Orleans, Louisiana and South Florida suffered damage as a result of Hurricanes Katrina and Wilma. Although we expect that our insurance will cover losses arising from this damage in excess of the deductibles paid by us and do not believe that such losses would have a material adverse effect on our business, assets or results from operations, we cannot assure you that we will be reimbursed for all losses incurred.

We are subject to risks and liabilities in connection with properties owned through joint ventures, limited liability companies and partnerships.

As of December 31, 2006, we owned approximately 64.3 million square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments involve certain risks, including:

•	if our partners, co-members or joint venturers go bankrupt, then we and any other remaining general partners, members or joint venturers would generally remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•	if our partners fail to fund their share of any required capital contributions, then we may be required to contribute such capital;

•	our partners, co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	our partners, co-members or joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our general partner’s current policy with respect to maintaining its qualification as a real estate investment trust;

•	the joint venture, limited liability and partnership agreements often restrict the transfer of a joint venture’s, member’s or partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	our relationships with our partners, co-members or joint ventures are contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•	disputes between us and our partners, co-members or joint venturers may result in litigation or arbitration that would increase our expenses and prevent AMB Property Corporation’s officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company, or joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our partners, co-members or joint venturers.

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

We have acquired and may in the future acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Contingent or unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for environmental conditions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the properties.

We are dependent on external sources of capital.

In order for our general partner, AMB Property Corporation, to qualify as a real estate investment trust, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is taxed on its income to the extent it is not fully distributed. We are required to make distributions to AMB Property Corporation that will enable it to satisfy this distribution requirement and avoid tax liability. Consequently, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and must rely on third-party sources of capital. Further, in order for our general partner, AMB Property Corporation, to maintain its real estate investment trust status and avoid the payment of income and excise taxes, AMB Property Corporation may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability, and that of our general partner, to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of AMB Property Corporation’s capital stock.

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

As of December 31, 2006, we had total debt outstanding of $3.4 billion. AMB Property Corporation guarantees our obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to make distributions to our unitholders and payments to our noteholders to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

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

The terms of our credit agreements and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. As of December 31, 2006, we had certain non-recourse, secured loans, which are cross-collateralized by multiple properties. If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

From time to time, certain of AMB Property Corporation’s executive officers and directors may own interests in other real-estate related businesses and investments, including de minimis holdings of the equity securities of public and private real estate companies. AMB Property Corporation’s executive officers’ involvement in other real estate-related activities could divert their attention from our day-to-day operations. AMB Property Corporation’s executive officers have entered into non-competition agreements with AMB Property Corporation pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through certain specified investments. State law may limit AMB Property Corporation’s ability to enforce these agreements. We will not acquire any properties from AMB Property Corporation’s executive officers, directors or their affiliates unless the transaction is approved by a majority of the disinterested and independent (as defined by the rules of the New York Stock Exchange) members of AMB Property Corporation’s board of directors with respect to that transaction.

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

Federal Income Tax Risks

Our general partner’s failure to qualify as a real estate investment trust would have serious adverse consequences to our unitholders.

Our general partner elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with its taxable year ended December 31, 1997. Our general partner currently intends to operate so as to qualify as a real estate investment trust under the Internal Revenue Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable it to continue to qualify as a real estate investment trust. However, it is possible that our general partner has been organized or has operated in a manner that would not allow it to qualify as a real estate investment trust, or that its future operations could cause it to fail to qualify. Qualification as a real estate investment trust requires our general partner to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a real estate investment trust, our general partner must derive at least 95% of its gross income in any year from qualifying sources. In addition, it must pay dividends to its stockholders aggregating annually at least 90% of its real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. These provisions and the applicable Treasury regulations are more complicated in our general partner’s case because it holds its assets through us. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our general partner’s ability to qualify as a real estate investment trust.

If our general partner fails to qualify as a real estate investment trust in any taxable year, then it will be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless our general partner is entitled to relief under certain statutory provisions, it would be disqualified from treatment as a real estate investment trust for the four taxable years following the year in which it lost qualification. If our general partner loses its real estate investment trust status, then its net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, our general partner would no longer be required to make distributions to its stockholders, and accordingly, distributions we make to our unitholders could be similarly reduced.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including the contribution of properties to our joint venture funds. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property or our contributions of properties into our joint venture funds are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us or contributions of properties into our joint venture funds are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition or contribution of property constituted a prohibited transaction, then our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

Risks Associated With Our Dependence on Our General Partner’s Key Personnel

We depend on the efforts of our general partner’s executive officers and other key employees. From time to time, our personnel and their roles may change. While we believe that we could find suitable employees to meet our personnel needs, the loss of key personnel, any change in their roles, or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. AMB Property Corporation does not have employment agreements with any of its executive officers.

Because our compensation packages include equity-based incentives, pressure on our general partner’s stock price or limitations on our ability to award such incentives could affect our ability to offer competitive compensation packages to our general partner’s executives and key employees. If we are unable to continue to attract and retain our general partner’s executive officers, or if compensation costs required to attract and retain key employees become more expensive, our performance and competitive position could be materially adversely affected.

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

INDUSTRIAL PROPERTIES

As of December 31, 2006, we owned and managed 964 industrial buildings aggregating approximately 100.7 million rentable square feet (on a consolidated basis, we had 820 industrial buildings aggregating approximately 80.3 million rentable square feet), excluding development and renovation projects and recently completed development projects available for sale or contribution, located in 34 markets throughout the United States and in China, France, Germany, Japan, Mexico and the Netherlands. Our industrial properties were 96.1% leased to 2,633 customers, the largest of which accounted for no more than 3.1% of our annualized base rent from our industrial properties. See Part IV, Item 15: Note 16 of “Notes to Consolidated Financial Statements” for segment information related to our operations.

Property Characteristics.  Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings.

The following table identifies types and characteristics of our industrial buildings and each type’s percentage, based on square footage, of our total owned and managed operating portfolio, which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

		December 31,
Building Type	Description	2006	2005(1)

Warehouse	Customers typically 15,000-75,000 square feet, single or multi-customer	48.4%	44.2%
Bulk Warehouse	Customers typically over 75,000 square feet, single or multi-customer	38.3%	40.0%
Flex Industrial	Includes assembly or research & development, single or multi-customer	4.5%	5.9%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	3.5%	4.6%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	1.5%	1.7%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	3.2%	3.1%
Office	Single or multi-customer, used strictly for office	0.6%	0.5%

		100.0%	100.0%

(1)	The information for 2005 is presented on a consolidated basis while the information for 2006 is presented on an owned and managed basis. Management believes that the difference in comparability between 2006 and 2005 is not significant.

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

Overview of Major Target Markets.  Our industrial properties are typically located near major airports, key interstate highways and seaports in major U.S. metropolitan areas, which currently comprise Atlanta, Chicago, Dallas, Los Angeles, Miami, Northern New Jersey/New York City, the San Francisco Bay Area, and Seattle. Our other U.S. target markets include Austin, Baltimore/Washington D.C., Boston, Houston, Minneapolis and Orlando. Our non-U.S. industrial properties are located in major distribution markets, including Amsterdam, Frankfurt, Guadalajara, Hamburg, Lyon, Mexico City, Osaka, Paris, Queretaro, Shanghai, Singapore, Tokyo and Toronto.

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

Owned and Managed Market Operating Statistics(1)

As of December 31, 2006, we held investments in operating properties in 34 markets in our owned and managed operating portfolio throughout the United States and in China, France, Germany, Japan, Mexico and the

Netherlands. The following table represents properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term:

										Total
						No. New	San			U.S. Hub and	Total	Total/
				Los		Jersey/	Francisco		U.S.	Gateway	Other	Weighted
	Atlanta	Chicago	Dallas	Angeles(2)	Miami	New York	Bay Area	Seattle	On-Tarmac(3)	Markets	Markets	Average

Number of buildings(8)	47	112	53	148	53	133	116	59	34	755	209	964
Rentable square feet(8)	4,622,651	11,321,419	4,843,064	14,858,376	5,678,594	10,538,097	10,499,059	7,430,006	2,681,328	72,472,594	28,230,321	100,702,915
% of total rentable square feet	4.6%	11.2%	4.8%	14.8%	5.6%	10.5%	10.4%	7.4%	2.7%	72.0%	28.0%	100.0%
Occupancy percentage	92.7%	95.1%	97.8%	95.8%	97.9%	98.7%	97.4%	96.0%	96.3%	96.5%	95.0%	96.1%
Annualized base rent (000’s)	$19,016	$56,603	$22,387	$92,562	$42,148	$75,719	$70,466	$34,913	$46,402	$460,216	$186,948	$647,164
% of total annualized base rent	2.9%	8.7%	3.5%	14.3%	6.5%	11.7%	10.9%	5.4%	7.2%	71.1%	28.9%	100.0%
Number of leases	163	229	258	394	259	381	344	230	233	2,491	785	3,276
Annualized base rent per square foot	$4.44	$5.26	$4.73	$6.50	$7.58	$7.28	$6.89	$4.89	$17.96	$6.59	$6.97	$6.69
Lease expirations as a % of ABR:(4)
2007	15.8%	26.3%	17.1%	9.4%	22.5%	10.8%	13.7%	18.9%	16.0%	15.6%	10.9%	14.3%
2008	21.4%	15.2%	15.1%	19.1%	11.1%	13.2%	16.7%	13.2%	13.8%	15.5%	9.6%	13.8%
2009	24.2%	13.9%	17.2%	13.7%	16.3%	15.3%	22.8%	21.2%	6.5%	16.2%	11.8%	15.0%
Weighted average lease terms:
Original	5.2 years	4.8 years	5.6 years	5.9 years	5.6 years	6.9 years	5.6 years	6.0 years	8.6 years	5.8 years	6.6 years	6.1 years
Remaining	2.5 years	2.6 years	3.3 years	3.3 years	3.4 years	3.8 years	2.4 years	2.8 years	4.6 years	3.1 years	4.0 years	3.3 years
Tenant retention:
Quarter	57.1%	84.7%	37.1%	83.6%	83.7%	66.6%	54.2%	45.5%	84.5%	71.9%	55.4%	68.9%
Year-to-date	66.9%	69.7%	47.6%	78.5%	77.0%	75.6%	71.2%	76.2%	90.8%	73.4%	61.3%	70.9%
Rent increases on renewals and rollovers:
Quarter	(4.1)%	3.9%	(3.6)%	13.9%	10.2%	11.2%	(21.0)%	13.5%	4.9%	4.4%	2.2%	4.1%
Same space square feet leased	233,627	557,402	200,241	990,934	155,519	305,275	317,314	155,385	85,242	3,000,939	580,710	3,581,649
Year-to-date	(8.3)%	(5.4)%	(5.5)%	7.5%	5.2%	3.4%	(13.2)%	4.1%	4.1%	(0.4)%	1.6%	(0.1)%
Same space square feet leased	862,757	2,270,278	777,789	2,842,876	1,083,300	2,175,615	1,505,411	1,080,155	418,545	13,016,726	3,186,854	16,203,580
Same store cash basis NOI % change:(5)
Quarter	(3.5)%	0.0%	12.3%	(1.4)%	15.6%	(7.5)%	6.5%	(1.1)%	1.9%	0.7%	3.5%	1.3%
Year-to-date	(0.3)%	2.3%	2.4%	2.6%	16.8%	(1.2)%	2.1%	0.0%	3.5%	2.5%	2.7%	2.6%
Square feet owned in same store pool(6)	3,611,600	8,479,166	3,515,471	12,162,203	4,681,107	8,817,823	9,835,672	6,119,008	2,564,083	59,786,133	17,505,733	77,291,866
Our pro rata share of square feet(7)	2,355,377	9,032,175	2,856,821	11,289,385	4,480,180	5,571,416	7,849,682	3,880,944	1,494,569	48,810,549	19,677,264	68,487,813

(1)	Our owned and managed portfolio excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	We also own a 19.9 acre land parcel, which is leased to a parking lot operator in the Los Angeles market immediately adjacent to the Los Angeles International Airport.

(3)	Includes domestic on-tarmac air cargo facilities at 14 airports.

(4)	Annualized base rent, or ABR, is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2006, multiplied by 12.

(5)	See Part II Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of why management believes same store cash basis NOI is a useful supplemental measure for our management and investors, of ways to use this measure when assessing the Company’s financial performance, and the limitations of the measure as a measurement tool.

(6)	Same store pool excludes properties purchased and developments stabilized after December 31, 2004. Stabilized properties are generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months.

(7)	Calculated as our pro rata share of square feet on owned and managed operating properties as well as non-managed operating properties.

(8)	On a consolidated basis, we have 820 industrial buildings, totaling approximately 80.3 rentable million square feet.

Owned and Managed Operating Portfolio Overview(1)

As of December 31, 2006, our 964 industrial buildings were diversified across 34 markets throughout the United States and in China, France, Germany, Japan, Mexico and the Netherlands. The average age of our industrial properties is approximately 23 years (since the property was built or substantially renovated). The following table represents our owned and managed properties which we define as properties in which we have at least a 10% ownership interest, for which we are the asset or property manager, and which we intend to hold for the long-term.

	Number	Rentable	% of Total		Annualized	% of Total		Annualized
	of	Square	Rentable	Occupancy	Base Rent	Annualized	Number	Base Rent per
	Buildings(5)	Feet(5)	Square Feet	Percentage	(000’s)(3)	Base Rent	of Leases	Square Foot

U.S. Hub and Gateway Markets	755	72,472,594	72.0%	96.5%	$460,216	71.1%	2,491	$6.59
U.S. Other Target Markets(2)
Austin	9	1,758,369	1.7	95.9	9,964	1.5	33	5.91
Baltimore / Washington DC	39	3,046,324	3.0	99.6	20,580	3.2	147	6.78
Boston	39	5,188,593	5.2	92.5	31,452	4.9	101	6.55
Houston	7	1,236,401	1.2	83.5	7,145	1.1	60	6.92
Minneapolis	31	3,886,858	3.9	96.2	17,216	2.7	138	4.61
Orlando	16	1,424,748	1.4	99.8	6,719	1.0	77	4.72

Subtotal/Weighted Average	141	16,541,293	16.4%	95.0%	$93,076	14.4%	556	5.92
U.S. Non-Target Markets
Columbus	1	240,000	0.2	100.0	552	0.1	4	2.30
New Orleans	5	410,849	0.4	100.0	2,107	0.3	52	5.13

Subtotal/Weighted Average	6	650,849	0.6%	100.0%	$2,659	0.4%	56	4.09
Non U.S. Target Markets(4)
North America
Guadalajara, Mexico	6	933,542	0.9	100.0	5,061	0.8	20	5.42
Mexico City, Mexico	6	1,803,973	1.8	95.1	10,481	1.6	18	6.11
Queretaro, Mexico	1	95,949	0.1	100.0	482	0.1	1	5.02
Europe
Amsterdam, Netherlands	7	964,039	0.8	100.0	8,377	1.3	7	8.69
Frankfurt, Germany	1	166,917	0.2	100.0	2,669	0.4	1	15.99
Hamburg, Germany	7	959,214	1.0	98.9	7,931	1.2	21	8.36
Lyon, France	1	262,491	0.3	100.0	1,758	0.3	2	6.70
Paris, France	20	1,885,532	1.9	96.2	15,179	2.3	51	8.37
Asia
Osaka, Japan	1	965,155	1.0	90.3	7,546	1.2	13	8.66
Shanghai, China	1	151,749	0.2	100.0	550	0.1	2	3.62
Tokyo, Japan	11	2,849,618	2.8	88.8	31,179	4.8	37	12.32

Subtotal/Weighted Average	62	11,038,179	11.0%	94.7%	$91,213	14.1%	173	$8.72

Total Other Markets	209	28,230,321	28.0	95.0	186,948	28.9	785	6.97

Total/Weighted Average	964	100,702,915	100.0%	96.1%	$647,164	100.0%	3,276	$6.69

(1)	Our owned and managed operating portfolio excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Effective as of December 31, 2006, Houston and Orlando have been added to our U.S. target markets.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2006, multiplied by 12.

(4)	Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2006.

(5)	On a consolidated basis, we have 820 industrial buildings, totaling approximately 80.3 million rentable square feet.

Lease Expirations(1)

The following table summarizes the lease expirations for our owned and managed operating properties for leases in place as of December 31, 2006, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

		Annualized	% of
	Square	Base	Annualized
	Feet	Rent (000’s)(2)	Base Rent

2007	15,946,335	$96,962	14.3%
2008	14,987,948	93,720	13.8%
2009	15,580,437	101,672	15.0%
2010	13,056,478	96,569	14.2%
2011	13,193,485	97,473	14.3%
2012	7,813,704	66,080	9.7%
2013	3,379,973	26,803	3.9%
2014	5,326,305	41,105	6.0%
2015	2,706,554	20,209	3.0%
2016 and beyond	4,925,182	39,118	5.8%

Total	96,916,401	$679,711	100.0%

(1)	Schedule includes leases that expire on or after December 31, 2006. Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Calculated as monthly base rent at expiration multiplied by 12. Non-U.S. dollar projects are converted to U.S. dollars based on the forward exchange rate at expiration. Amounts represent 100% of the annualized base rent of the owned and managed operating properties.

Customer Information(1)

Largest Property Customers.  As of December 31, 2006, our 25 largest property customers by annualized base rent, on an owned and managed basis, are set forth in the table below:

			Percentage of		Percentage of
		Aggregate	Aggregate	Annualized	Aggregate
	Number of	Rentable	Leased Square	Base	Annualized
Customer Name(2)	Leases	Square Feet	Feet(3)	Rent (000’s)(4)	Base Rent(5)

United States Government(6)(7)	47	1,407,748	1.5%	$20,295	3.1%
Deutsche Post World Net (DHL)(6)	41	1,977,650	2.0%	17,791	2.7%
FedEx Corporation(6)	30	1,361,619	1.4%	14,455	2.2%
Nippon Express	12	967,039	1.0%	9,636	1.5%
Sagawa Express	7	726,235	0.8%	9,008	1.4%
Harmonic Inc.	4	285,480	0.3%	8,907	1.4%
BAX Global Inc/Schenker/Deutsche Bahn(6)	16	711,117	0.7%	7,067	1.1%
La Poste	2	854,427	0.9%	6,332	1.0%
City and County of San Francisco	1	559,605	0.6%	5,714	0.9%
Panalpina, Inc.	7	870,156	0.9%	5,585	0.9%
Expeditors International	8	1,003,939	1.0%	4,836	0.7%
Worldwide Flight Services(6)	14	327,622	0.3%	4,694	0.7%
Eagle Global Logistics, L.P.	10	758,121	0.8%	4,424	0.7%
Forward Air Corporation	9	547,544	0.6%	4,290	0.7%
FMI International	3	764,343	0.8%	4,240	0.7%
UPS	15	559,994	0.6%	3,911	0.6%
United Air Lines Inc.(6)	6	191,085	0.2%	3,408	0.5%
World Logi K.K.	10	343,883	0.4%	3,178	0.5%
Ahold NV	6	693,280	0.7%	2,970	0.5%
Elmhult Limited Partnership	5	760,253	0.8%	2,686	0.4%
Virco Manufacturing Corporation	1	559,000	0.6%	2,566	0.4%
UTi United States Inc.	11	314,029	0.3%	2,494	0.4%
Menzies Aviation(6)	4	183,867	0.2%	2,323	0.4%
Integrated Airline Services(6)	4	198,262	0.2%	2,284	0.4%
Kintetsu World Express	7	180,027	0.2%	2,278	0.4%

Total		17,106,325	17.8%	$155,372	24.2%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer. We also own a 19.9 acre land parcel, adjacent to the Los Angeles International Airport which is leased to a parking lot operator with an annualized base rent of $7.5 million, which is not included.

(3)	Computed as aggregate leased square feet divided by the aggregate leased square feet of operating properties.

(4)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2006, multiplied by 12.

(5)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of operating properties.

(6)	Airport apron rental amounts (but not square footage) are included.

(7)	United States Government includes the United States Postal Service, United States Customs, United States Department of Agriculture and various other U.S. governmental agencies.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties as of and for the years ended December 31, 2006, 2005 and 2004:

Operating Portfolio	2006	2005(2)	2004(2)

Square feet owned(3)(6)	100,702,915	87,772,104	90,278,803
Occupancy percentage(6)	96.1%	95.8%	94.8%
Weighted average lease terms:
Original	6.1 years	6.1 years	6.1 years
Remaining	3.3 years	3.3 years	3.3 years
Tenant retention	70.9%	64.2%	66.8%
Same Space Leasing Activity(4):
Rent increases (decreases) on renewals and rollovers	(0.1)%	(9.7)%	(13.2)%
Same space square footage commencing (millions)	16.2	13.6	17.5
Second Generation Leasing Activity(5):
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.41	$1.60	$1.73
Re-tenanted	3.19	3.03	2.70

Weighted average	$2.20	$2.34	$2.27

Square footage commencing (millions)	19.1	18.5	22.5

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	The information for 2005 and 2004 is presented on a consolidated basis while the information for 2006 is presented on an owned and managed basis. Management believes that the difference in comparability between 2006, 2005 and 2004, is not significant.

(3)	In addition to owned square feet as of December 31, 2006, we managed, but did not have an ownership interest in, approximately 0.2 million additional square feet of properties. As of December 31, 2006, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of December 31, 2006, we also had investments in 7.4 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures.

(4)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

(6)	On a consolidated basis, we had approximately 80.3 million rentable square feet with an occupancy rate of 97.0% at December 31, 2006.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties as of and for the years ended December 31, 2006, 2005 and 2004:

Same Store Pool(2)	2006	2005(3)	2004(3)

Square feet in same store pool(4)	77,291,866	72,452,609	74,516,427
% of total industrial square feet	76.8%	82.5%	82.5%
Occupancy percentage(4)	97.0%	95.6%	95.3%
Weighted average lease terms:
Original	6.0 years	5.9 years	6.0 years
Remaining	3.0 years	3.0 years	3.1 years
Tenant retention	72.5%	63.7%	66.4%
Rent increases (decreases) on renewals and rollovers	(0.4)%	(9.8)%	(14.7)%
Square feet leased (millions)	15.7	13.0	16.2
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	2.1%	(0.7)%	(0.7)%
Expenses(5)	3.5%	(0.2)%	(0.5)%
Net operating income(5)	1.6%	(0.8)%	(0.8)%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	2.8%	0.0%	(0.8)%
Expenses(5)	3.5%	(0.2)%	(0.5)%
Net operating income(5)(6)	2.6%	0.1%	(0.9)%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

(3)	The information for 2005 and 2004 is presented on a consolidated basis while the information for 2006 is presented on an owned and managed basis. Management believes that the difference in comparability between 2006, 2005 and 2004, is not significant.

(4)	On a consolidated basis, we had approximately 71.2 million square feet with an occupancy rate of 96.9% at December 31, 2006.

(5)	On a consolidated basis, the percentage change was 2.1%, 4.7% and 1.2%, respectively, for revenues, expenses and NOI (including straight-line rents) and 2.4%, 4.7% and 1.6%, respectively, for the revenues, expenses, and NOI (excluding straight line rents).

(6)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and a reconciliation of same store net operating income and net income.

DEVELOPMENT PROPERTIES

Development Pipeline

The following table sets forth the properties owned by us as of December 31, 2006, which were undergoing development, renovation or expansion. We cannot assure you that any of these projects will be completed on schedule or within budgeted amounts.

Industrial Development and Renovation Deliveries

					Estimated
				Estimated	Total		Our
			Estimated	Square Feet	Investment(1)		Ownership
Projects	Market	Developer	Stabilization(6)	at Stabilization(6)	(000’s)		Percentage

2007 Deliveries
1. Beacon Lakes Village — Phase 1 Bldg E1	Miami	Flagler	Q1	52,668	$6,100		50%
2. AMB Annagem Distribution Centre	Toronto, Canada	AMB	Q1	198,169	13,800		100%
3. AMB Des Plaines Logistics Center	Chicago	AMB	Q1	126,053	18,600		100%
4. AMB DFW Logistics Center 1	Dallas	AMB	Q1	113,640	5,900		100%
5. AMB Turnberry Distribution VI(7)	Chicago	AMB	Q1	179,400	10,600		20%
6. Beacon Lakes — Bldg 6	Miami	Flagler	Q1	206,464	13,300		79%
7. AMB Fokker Logistics Center 2A	Amsterdam, Netherlands	Delta Group	Q2	118,166	15,900		100%
8. AMB Riverfront Distribution Center — Bldg B	Seattle	AMB	Q2	388,000	22,800		100%
9. AMB Forest Park Freight Terminal	Atlanta	AMB	Q2	142,000	11,200		100%
10. AMB Gonesse Distribution Center	Paris, France	GEPRIM	Q2	598,161	55,400		100%
11. AMB Douglassingel Distribution Center	Amsterdam, Netherlands	Austin	Q3	148,714	22,800		100%
12. AMB Port of Hamburg 1	Hamburg, Germany	BUSS Ports + Logistics	Q3	414,701	36,800		94%
13. AMB Pearson Logistics Centre 1 — Bldg 200	Toronto, Canada	AMB	Q3	205,518	16,800		100%
14. AMB Tres Rios Industrial Park — Bldg 3	Mexico City, Mexico	G. Accion	Q3	628,784	34,900		98%
15. AMB Tres Rios Industrial Park — Bldg 4	Mexico City, Mexico	G. Accion	Q3	315,156	17,800		98%
16. AMB Arrayanes — Bldg 2	Guadalajara, Mexico	G. Accion	Q4	473,720	17,800		90%
17. AMB Aurora Industrial(4)	Minneapolis	AMB	Q4	125,200	7,100		100%
18. AMB Milton 401 Business Park — Bldg 2	Toronto, Canada	AMB	Q4	281,358	21,700		100%
19. AMB Sagamihara Distribution Center	Tokyo, Japan	AMB	Q4	543,056	87,100		100%
20. AMB Pearson Logistics Centre 1 — Bldg 100	Toronto, Canada	AMB	Q4	446,338	31,700		100%
21. AMB Dublin(3)	San Francisco Bay Area	AMB	Q4	—	13,600		100%
22. AMB Hathaway(3)	San Francisco Bay Area	AMB	Q4	—	16,500		100%
23. AMB Valley Distribution Center	Seattle	AMB	Q4	749,970	43,600		100%
24. AMB Redlands — Parcel 2	Los Angeles	AMB	Q4	1,313,470	57,200		100%
25. Platinum Triangle Land — Phase 1(3)	Los Angeles	AMB	Q4	—	15,400		100%
26. AMB Fokker Logistics Center 3	Amsterdam, Netherlands	Delta Group	Q4	324,725	44,900		50%
27. AMB Isle d’Abeau Logistics Park Bldg C	Lyon, France	GEPRIM	Q4	277,817	21,800		100%
28. AMB Torrance Matrix	Los Angeles	AMB	Q4	161,785	28,000		100%

Total 2007 Deliveries				8,533,033	$709,100		94%

Leased or Under Contract For Sale/Funded-to-date				34%	$516,800	(2)
Weighted Average Estimated Yield(5)					8.0%

					Estimated
				Estimated	Total		Our
			Estimated	Square Feet	Investment(1)		Ownership
Projects	Market	Developer	Stabilization(6)	at Stabilization(6)	(000’s)		Percentage

2008 Deliveries
29. AMB Steel Road	Los Angeles	AMB	Q1	161,000	$10,400		100%
30. Beacon Lakes Bldg 7	Miami	Flagler	Q1	193,090	14,400		79%
31. AMB Amagasaki Distribution Center 2	Osaka, Japan	AMB	Q2	981,679	105,900		100%
32. Agave — Bldg 5	Mexico City, Mexico	G. Accion	Q2	103,204	7,100		98%
33. AMB Le Grand Roissy Distribution — Mitry	Paris, France	SIRIUS	Q2	37,954	4,600		100%
34. AMB Shinkiba Distribution Center	Tokyo, Japan	AMB	Q2	328,764	90,000		100%
35. AMB Theodore Park Logistics Center	Dusseldorf, Germany	Delta Group	Q2	140,566	17,000		100%
36. AMB Narita Distribution Center 1 — Bldg C	Tokyo, Japan	AMB	Q2	348,891	43,500		100%
37. AMB Barajas Logistics Park	Madrid, Spain	AMB	Q2	427,133	39,500		80%
38 AMB Funabashi Distribution Center 5	Tokyo, Japan	AMB	Q2	469,254	57,500		100%
39. AMB Palmetto Distribution Center	Orlando	AMB	Q2	406,400	20,800		100%
40. Platinum Triangle Land — Phase 2(3)	Los Angeles	AMB	Q2	—	30,100		100%
41. AMB Franklin Commerce Center	New Jersey	AMB	Q3	366,896	26,700		100%
42. AMB Pompano Center of Commerce — Phase 1	Miami	AMB	Q3	218,835	21,400		100%
43. AMB Lijnden Logistics Court 1	Amsterdam, Netherlands	Keystone Vasgoed	Q3	96,520	16,800		100%
44. AMB Nanko Naka Distribution Center	Osaka, Japan	AMB	Q3	402,313	48,700		100%
45. AMB Siziano Business Park — Bldg 1	Milan, Italy	Redilco	Q4	436,916	34,000		50%

Total 2008 Deliveries				5,119,415	$588,400		95%

Leased or Under Contract For Sale/Funded-to-date				7%	$297,700	(2)
Weighted Average Estimated Yield(5)					7.1%
Total Scheduled Deliveries				13,652,448	$1,297,500

Leased or Under Contract For Sale/Funded-to-date				24%	$814,500	(2)
Weighted Average Estimated Yield(5)					7.6%

(1)	Represents total estimated cost of development, renovation or expansion, including initial acquisition costs, prepaid ground leases and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2006.

(2)	Our pro rata share of amounts funded to date for 2007 and 2008 deliveries was $489.0 million and $288.5, respectively, for a total of $777.5 million.

(3)	Represents a value-added conversion project.

(4)	Represents a renovation project.

(5)	Yields exclude value-added conversion projects and are calculated on an after-tax basis for international projects.

(6)	Stabilization is generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least twelve months.

(7)	Represents projects in unconsolidated joint ventures.

The following table sets forth completed development projects that we intend to either sell or contribute to co-investment funds as of December 31, 2006:

Completed Development Projects Available for Sale or Contribution(1)

			Estimated
		Estimated	Total	Our
		Square Feet	Investment	Ownership
Projects(1)	Market	at Completion	(000’s)(2)	Percentage

1. Agave — Bldg 4	Mexico City, Mexico	217,514	$14,200	98%
2. AMB BRU Air Cargo Center	Brussels, Belgium	102,655	12,900	100%
3. AMB Fengxian Logistics Center — Bldgs 2, 4 & 6(3)	Shanghai, China	1,040,633	41,500	60%
4. AMB Fokker Logistics Center 1	Amsterdam, Netherlands	236,203	30,300	100%
5. AMB Jiuting Distribution Center 2	Shanghai, China	187,866	7,300	100%
6. AMB Layline Distribution Center(3)	Los Angeles	298,000	30,200	100%
7. AMB Milton 401 Business Park — Bldg 1	Toronto, Canada	375,241	21,100	100%
8. Frankfurt Logistics Center 556 — Phase II	Frankfurt, Germany	105,723	15,800	100%
9. Highway 17 — 55 Madison Street(3)	New Jersey	150,446	12,900	100%
10. Singapore Airport Logistics Center — Bldg 2(4)	Singapore City, Singapore	250,758	13,000	50%

Total Available for Sale or Contribution		2,965,039	$199,200	88%

(1)	Represents projects where development activities have been completed and which we intend to sell or contribute within two years of construction completion.

(2)	Represents total estimated cost of development, renovation or expansion, including initial acquisition costs, prepaid ground leases and associated carry costs. The estimates are based on current estimates and forecasts and are subject to change. Non-U.S. Dollar investments are translated to U.S. Dollar using the exchange rate at December 31, 2006.

(3)	Renovation projects represent projects where the acquired buildings are less than 75% leased and require significant capital expenditures (generally more than 10% — 25% of acquisition cost) to bring the buildings up to operating standards and stabilization (generally 90% occupancy).

(4)	Represents a project in an unconsolidated joint venture.

Properties held through Joint Ventures, Limited Liability Companies and Partnerships

Consolidated Joint Ventures:

As of December 31, 2006, we held interests in joint ventures, limited liability companies and partnerships with institutional investors and other third parties, which we consolidate in our financial statements. Such investments are consolidated because we own a majority interest or, as general partner, exercise significant control over major operating decisions such as acquisition or disposition decisions, approval of budgets, selection of property managers and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and typically provide certain rights to us or the other party to the joint venture to sell our or their interest in the joint venture to the joint venture or to the other joint-venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the joint ventures include buy/sell provisions. See Part IV, Item 15: Note 9 of the “Notes to Consolidated Financial Statements” for additional details.

The tables that follow summarize our consolidated joint ventures as of December 31, 2006:

Consolidated Co-Investment Joint Ventures
(dollars in thousands)

	Our			Gross			JV Partners’
	Ownership	Number of	Square	Book	Property	Other	Share
Joint Ventures	Percentage	Buildings	Feet(1)	Value(2)	Debt	Debt	of Debt(3)

Co-Investment Operating Joint Ventures:
AMB Erie(4)	50%	3	821,712	$52,942	$20,605	$—	$10,303
AMB Partners II(5)	20%	118	9,913,375	678,796	323,532	65,000	311,470
AMB-SGP(6)	50%	74	8,287,424	444,990	235,480	—	117,449
AMB Institutional Alliance Fund II(7)	20%	70	8,007,103	515,334	243,263	—	192,058
AMB-AMS(8)	39%	33	2,172,137	153,563	78,904	—	48,420

Total Co-Investment Operating Joint Ventures	30%	298	29,201,751	1,845,625	901,784	65,000	679,700
Co-Investment Development Joint Ventures:
AMB Partners II(5)	20%	n/a	n/a	342	—	—	—
AMB Institutional Alliance Fund II(7)	20%	n/a	n/a	4,200	—	—	—

Total Co-Investment Development Joint Ventures	20%	—	—	4,542	—	—	—

Total Co-Ivestment Consolidated Joint Ventures	30%	298	29,201,751	$1,850,167	$901,784	$65,000	$679,700

(1)	For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2006. Development book values include uncommitted land.

(3)	JV Partners’ Share of Debt is defined as total debt less our share of total debt. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of why we believe our share of total debt is a useful supplemental measure for our management and investors, of ways to use this measure when assessing our financial performance, the limitations of the measure as a measurement tool, and for a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	AMB/Erie, L.P. is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.

(5)	AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System.

(6)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust.

(8)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

Other Consolidated Joint Ventures
(dollars in thousands)

		Our	Number		Gross			JV Partners’
		Ownership	of	Square	Book	Property	Other	Share
Properties	Market	Percentage	Buildings	Feet	Value(1)	Debt	Debt	of Debt(2)

Other Industrial Operating Joint Ventures	Various	92%	32	2,982,313	$258,374	$60,435	$—	$4,419
Other Industrial Development Joint Ventures	Various	81%	16	3,930,930	320,942	63,171	98	28,095

Total Other Industrial Consolidated Joint Ventures		86%	48	6,913,243	$579,316	$123,606	$98	$32,514

(1)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets as of December 31, 2006. Development book values include uncommitted land.

(2)	JV Partners’ Share of Debt is defined as total debt less our share of total debt. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a discussion of why we believe our share of total debt is a useful supplemental measure for our management and investors, of ways to use this measure when assessing our financial performance, the limitations of the measure as a measurement tool, and for a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure.

Unconsolidated Joint Ventures:

As of December 31, 2006, we held interests in 14 equity investment joint ventures that are not consolidated in our financial statements. Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis. The management and control over significant aspects of these investments are held by the third-party joint-venture partners and we are not the primary beneficiary for the investments that meet the variable-interest entity consolidation criteria under FASB Interpretation No. 46®, Consolidation of Variable Interest Entities.

The tables that follow summarize our unconsolidated joint ventures as of December 31, 2006:

Unconsolidated Joint Ventures
(dollars in thousands)

	Our	Number			Gross			Our	Our
	Ownership	of	Square		Book	Property	Other	Net Equity	Share of
Unconsolidated Joint Ventures	Percentage	Buildings	Feet(1)		Value	Debt	Debt	Investment	Debt(2)

Co-Investment Operating Joint Ventures:
1. AMB-SGP Mexico, LLC(3)	20%	12	2,737,515		$165,381	$95,000	$11,700	$7,601	$20,912
2. AMB Japan Fund I, L.P.(4)	20%	12	3,814,773		602,397	368,086	82,184	31,811	90,004
3. AMB Institutional Alliance Fund III, L.P.(5)	23%	119	13,784,406		1,313,858	615,500	60,000	136,971	160,280

Total Co-Investment Joint Ventures	22%	143	20,336,694		2,081,636	1,078,586	153,884	176,383	271,196
Co-Investment Development Joint Ventures:
1. AMB Institutional Alliance Fund III, L.P.(5)	23%	1	179,400		9,636	—	—	—	—
2. AMB DFS Fund I, LLC(6)	15%	—	—		78,450	—	—	11,700	—
Other Industrial Operating Joint Ventures	53%	48	7,684,931	(7)	295,036	184,423	—	47,955	89,262

Total Unconsolidated Joint Ventures	28%	192	28,201,025		$2,464,758	$1,263,009	$153,884	$236,038	$360,458

(1)	For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2)	See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a discussion of why we believe our share of total debt is a useful supplemental measure for our management and investors, of ways to use this measure when assessing our financial performance, the limitations of the measure as a measurement tool, and for a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure.

(3)	AMB-SGP Mexico, LLC is an unconsolidated co-investment joint venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $5.5 million of shareholder loans outstanding at December 31, 2006 between us and the co-investment partnership and its subsidiaries.

(4)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with 13 institutional investors as limited partners.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(6)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(7)	Includes investments in 7.4 million square feet of operating properties through the Company’s investments in unconsolidated joint ventures that it does not manage which it excludes from its owned and managed portfolio. Our owned and managed operating portfolio includes properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

Mortgage and Loan Receivables and Other Investments:

The tables that follow summarize our mortgage investments and other investments as of December 31, 2006:

Mortgage Investments and Other Investments
(dollars in thousands)

			Mortgage
Mortgage and Loan Receivables	Market	Maturity	Receivable(2)	Rate

1. AMB Pier One, LLC(1)	San Francisco Bay Area	May 2026	$12,686	13.0%
2. G.Accion	Various	March 2010	6,061	10.0%

			$18,747

				Our	Our
			Net	Ownership	Share
Other Investments	Market	Property Type	Investment	Percentage	of Debt(5)

1. Park One Land Parcel	Los Angeles	Parking Lot	$75,498	100%	$—
2. G.Accion(3)	Various	Various	38,343	39%	2,965
3. IAT Air Cargo Facilities Income Fund(4)	Canada	Industrial	2,644	5%	—

			$116,485		$2,965

(1)	AMB has an 0.1% unconsolidated equity interest (with a 33% economic interest) in this property and also has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009.

(2)	We hold inter-company loans that we eliminate in the consolidation process.

(3)	We also have a 39% unconsolidated equity interest in G. Accion, S.A. de C.V. (G. Accion), a Mexican real estate company. G. Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

(4)	We also have an approximate 5% equity interest in IAT Air Cargo Facilities Income Fund, a public Canadian real estate income trust.

(5)	See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a discussion of why we believe our share of total debt is a useful supplemental measure for our management and investors, of ways to use this measure when assessing our financial performance, the limitations of the measure as a measurement tool, and for a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure.

Secured Debt

As of December 31, 2006, we had $1.4 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust or mortgages. As of December 31, 2006, the total gross consolidated investment value of those properties securing the debt was $2.6 billion. Of the $1.4 billion of secured indebtedness, $1.0 billion was consolidated joint venture debt secured by properties with a gross investment value of $1.9 billion. For additional details, see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part IV, Item 15: Note 6 of “Notes to Consolidated Financial Statements” included in this report. We believe that as of December 31, 2006, the fair value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

Item 3.	Legal Proceedings

As of December 31, 2006, there were no pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our partnership units. As of December 31, 2006, we had outstanding 103,783,367 partnership units, consisting of 98,733,024 general partnership units (consisting of 89,433,024 common units, 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units, 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units, 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 5,050,343 limited partnership units (consisting of 3,450,343 common units, 800,000 7.95% Series J Cumulative Redeemable Preferred Units and 800,000 7.95% Series K Cumulative Redeemable Preferred Units). The series M preferred units were issued on November 25, 2003 to AMB Property Corporation for total consideration of $57.5 million. The series L preferred units were issued on June 23, 2003 to AMB Property Corporation for total consideration of $50.0 million. The series O preferred units were issued on December 13, 2005 to AMB, Property Corporation for total consideration of $75.0 million. The series P preferred units were issued on August 25, 2006 to AMB Property Corporation for total consideration of $50.0 million. Subject to certain terms and conditions, the common limited partnership units are redeemable by the holders thereof or, at our option, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2006, there were 85 holders of our common partnership units (including AMB Property Corporation’s general partnership interest). As of the same date, AMB Property Corporation was the only holder of the 6 1/2% Series L Cumulative Redeemable Preferred Units, the 6 3/4% Series M Cumulative Redeemable Preferred Units, the 7.00% Series O Cumulative Redeemable Preferred Units and the 6.85% Series P Cumulative Redeemable Preferred Units. There was one holder of the 7.95% Series J Cumulative Redeemable Units and one holder of the 7.95% Series K Cumulative Redeemable Units.

During 2006, we redeemed 818,304 common limited partnership units for the same number of shares of AMB Property Corporation’s common stock. Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2005 and 2006:

Year	Distribution

2005
1st Quarter	$0.440
2nd Quarter	0.440
3rd Quarter	0.440
4th Quarter	0.440
2006
1st Quarter	$0.460
2nd Quarter	0.460
3rd Quarter	0.460
4th Quarter	0.460

Item 6.	Selected Financial Data

SELECTED COMPANY FINANCIAL AND OTHER DATA(1)

The following table sets forth our selected consolidated historical financial and other data on a historical basis as of and for the years ended December 31:

Note: Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis. See footnote 4 below for further discussion of the comparability of selected financial and other data.

	2006(5)	2005	2004	2003	2002
	(Dollars in thousands, except per unit amounts)

Operating Data
Total revenues	$729,896	$660,875	$576,395	$501,323	$480,473
Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	234,785	205,086	114,446	111,560	115,405
Income from continuing operations before cumulative effect of change in accounting principle	185,228	142,227	70,660	67,743	84,864
Income from discontinued operations	54,454	135,522	67,856	79,346	54,190
Net income before cumulative effect of change in accounting principle	239,682	277,749	138,516	147,089	139,054
Net income	239,875	277,749	138,516	147,089	139,054
Income available to common unitholders attributable to general partner	209,420	250,419	118,340	116,716	113,035
Income from continuing operations per common unit:
Basic(2)	1.79	1.45	0.66	0.52	0.75
Diluted(2)	1.72	1.39	0.64	0.50	0.73
Net income from discontinued operations per common unit:
Basic(2)	0.59	1.53	0.78	0.92	0.61
Diluted(2)	0.57	1.46	0.75	0.91	0.60
Net income available to common unitholders per common unit:
Basic(2)	2.38	2.98	1.44	1.44	1.36
Diluted(2)	2.29	2.85	1.39	1.41	1.33
Distributions declared per common unit	1.84	1.76	1.70	1.66	1.64
Other Data
Funds from operations(3)	$297,912	$254,363	$207,314	$186,666	$215,194
Funds from operations per common unit:
Basic	3.24	2.87	2.39	2.17	2.44
Diluted	3.12	2.75	2.30	2.13	2.40

	2006(5)	2005	2004	2003	2002
	(Dollars in thousands, except per unit amounts)

Cash flows provided by (used in):
Operating activities	335,855	295,815	297,349	269,808	297,723
Investing activities	(880,560)	(60,407)	(731,402)	(346,275)	(253,312)
Financing activities	483,621	(101,856)	409,705	112,022	(28,150)
Balance Sheet Data
Investments in real estate at cost	$6,575,733	$6,798,294	$6,526,144	$5,491,707	$4,922,782
Total assets	6,713,512	6,802,739	6,386,943	5,409,559	4,983,629
Total consolidated debt	3,437,415	3,401,561	3,257,191	2,574,257	2,235,361
Our share of total debt(4)	3,088,624	2,601,878	2,395,046	1,954,314	1,691,737
General partner’s capital	2,166,657	1,916,299	1,671,140	1,657,137	1,676,079

(1)	Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.

(2)	Basic and diluted net income per weighted average unit equals the net income available to common unitholders divided by 92,047,678 and 95,444,072 units, respectively, for 2006; 88,684,262 and 92,508,725 units, respectively, for 2005; 86,885,250 and 90,120,250 units, respectively, for 2004; 85,859,899 and 87,616,365 units, respectively, for 2003; 88,204,208 and 89,689,310 units, respectively, for 2002.

(3)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures — FFO,” for a discussion of why we believe FFO is a useful supplemental measure of operating performance, of ways in which investors might use FFO when assessing our financial performance, and of FFO’s limitations as a measurement tool.

(4)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.”

(5)	Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis, due to the re-evaluation of the accounting for our investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. As a result, the financial measures for the years 2006, 2005, 2004, 2003 and 2002, included in our operating data, other data and balance sheet data above are not comparable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to consolidated financial statements.

We commenced operations shortly before the consummation of AMB Property Corporation’s initial public offering on November 26, 1997.

Management’s Overview

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, and from partnership distributions and fees from our private capital business. We also produce earnings from the disposition of operating assets that no longer fit our strategy, from the disposition of projects in our development-for-sale program and from the contributions of properties to our co-investment joint ventures. Our long-term growth is driven by our ability to maintain and increase occupancy rates or increase rental rates at our properties, and by our ability to continue to acquire and develop new properties.

National industrial markets continued to improve during 2006 when compared with market conditions in 2005. According to Torto Wheaton Research, availability dropped 10 basis points in the fourth quarter of 2006 to 9.4%, and availability for the year dropped 50 basis points. We believe the strongest industrial markets in the U.S. are the coastal gateway markets tied to global trade, including Los Angeles, our largest market, Miami, the San Francisco Bay Area and Seattle, and to a lesser degree Northern New Jersey/New York (with the exception of the Exit 8A submarket). While we believe that the broader Chicago market is showing signs of stabilization, certain submarkets, like the O’Hare submarket, are relatively strong. We believe Dallas continues to recover, and Atlanta continues to suffer from a large increase in supply. We believe the operating environment in our U.S. on-tarmac business remains good with improving cargo volumes and essentially no new supply.

Investor demand for industrial property (as supported by our observation of strong national sales volumes and declining acquisition capitalization rates) has remained consistently strong over the past several years. We believe we capitalized on this demand for industrial property by accelerating the repositioning of our portfolio, through the disposition of non-core properties, which was effectively completed in 2006 with our exit from the Charlotte and Memphis markets. We plan to continue selling selected assets on an opportunistic basis or that no longer fit our strategic investment objectives, but we believe we have substantially achieved our repositioning goals.

Occupancy levels in our portfolio continue to outperform the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. During the prior periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term. In our stronger markets, we are increasing rents as opposed to occupancy.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties for the years ended December 31, 2006 and 2005:

	U.S. Hub and	Total Other	Total/Weighted
Owned and Managed Property Data(1)	Gateway Markets(2)	Markets(3)	Average

For the year ended December 31, 2006:
% of total rentable square feet	72.0%	28.0%	100.0%
Occupancy percentage at year end	96.5%	95.0%	96.1%
Same space square footage leased	13,016,726	3,186,854	16,203,580
Rent (decreases) increases on renewals and rollovers(4)	(0.4)%	1.6%	(0.1)%
For the year ended December 31, 2005:(5)
% of total rentable square feet	74.9%	25.1%	100.0%
Occupancy percentage at year end	96.2%	94.6%	95.8%
Same space square footage leased	11,032,482	2,574,944	13,607,426
Rent decreases on renewals and rollovers	(10.8)%	(4.3)%	(9.7)%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas, Los Angeles, Miami, Northern New Jersey/New York City, the San Francisco Bay Area, and Seattle.

(3)	Our total markets include other U.S. target markets, other non-target markets, and non-U.S. target markets.

(4)	On a consolidated basis, rent increases on renewals and rollovers were 4.4% and 3.0%, respectively, for U.S. hub and gateway markets and total other markets.

(5)	The information for 2005 is presented on a consolidated basis while the information for 2006 is presented on an owned and managed basis. Management believes that the difference in comparability between the information for 2006 and 2005 is not significant.

At December 31, 2006, our operating portfolio’s occupancy rate was 96.1%, on an owned and managed basis (97.0% on a consolidated basis), an increase from both the prior quarter and December 31, 2005. Rental rates on lease renewals and rollovers in our portfolio increased 4.1% in the fourth quarter of 2006 and decreased 0.1% for the full year. Cash basis same store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2004) grew by 1.3% in the fourth quarter of 2006 and 2.6% for the full-year 2006, on an owned and managed basis. Excluding lease termination fees, same store net operating income grew 3.0% and 3.2% in the quarter and for the full year (decreased 0.5% and increased 1.6%, respectively, on a consolidated basis), respectively, on an owned and managed basis. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and a reconciliation of same store net operating income and net income. We currently expect that same store growth in our operating portfolio, excluding lease termination fees, will be about 3% to 4% for 2007, on an owned and managed basis. Market rents continue to rebound from their lows and in many of our hub and gateway markets are back to or above their prior peak levels of 2001.

We believe that industrial market rents in the San Francisco Bay Area are improving. While market rents in the San Francisco Bay Area were up 10% to 15% in 2006, rents still have not yet fully recovered to normal levels. Rents on lease renewals and rollovers in the San Francisco Bay Area declined 21.0% in the fourth quarter of 2006 and 13.2% for the full-year 2006, on an owned and managed basis. Without the effect of the San Francisco Bay Area, rents on renewals and rollovers for the full-year 2006 would have been 2.0%, on an owned and managed basis, which we believe reflects the generally positive trends in U.S. industrial space availability.

We expect development to be a significant driver of our earnings growth as we expand our land and development pipeline, and contribute completed development projects into our co-investment program and recognize development profits. We believe that development, renovation and expansion of well-located, high-

quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico, Japan and China are particularly attractive given the current lack of supply of modern industrial distribution facilities in the major metropolitan markets of these countries. Prior to our global expansion, our development pipeline was $106.8 million at the end of 2002. As a result of our global expansion and increased development capabilities, we have increased our development pipeline to approximately $1.3 billion at December 31, 2006. In addition to our committed development pipeline, we hold a total of 1,735 acres for future development or sale, of which 92% is in North America. We believe these 1,735 acres of land could support approximately 30.5 million square feet of future development.

Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment joint ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of December 31, 2006, we owned approximately 64.3 million square feet of our properties (51.6% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.

By the end of 2010, we expect to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on owned and managed annualized base rent). As of December 31, 2006, our non-U.S. operating properties comprised 14.1% of our owned and managed operating portfolio (based on annualized base rent) and 7.4% of our consolidated operating portfolio (based on annualized base rent). Our North American target countries outside of the United States currently comprise Canada and Mexico. Our European target countries currently comprise Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. Our Asian target countries currently comprise China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future.

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

Summary of Key Transactions in 2006

During the year ended December 31, 2006, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, 106 buildings in North America and Europe, aggregating approximately 9.8 million square feet, for $834.2 million;

•	Committed to 30 development projects in North America, Asia and Europe totaling 10.4 million square feet with an estimated total investment of approximately $914.3 million;

•	Acquired 835 acres of land for development in North America and Asia for approximately $293.2 million;

•	Sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million;

•	Contributed four completed development projects for $486.2 million to AMB Japan Fund I, L.P., two completed development projects for $56.4 million to AMB-SGP Mexico, LLC, three completed development projects for $64.8 million to AMB Institutional Alliance Fund III, L.P. and one land parcel for

$77.5 million to AMB DFS Fund I, LLC, all of which entities are unconsolidated co-investment joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $94.1 million, representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash;

•	Divested ourselves of 73 industrial buildings aggregating approximately 6.4 million square feet, for an aggregate price of approximately $335.1 million, including 34 industrial buildings that were sold by two of our unconsolidated joint ventures; and

•	Acquired the 50% interest in AMB BlackPine that we did not previously own;

•	Received an incentive distribution of $19.8 million from AMB Partners II, L.P.; and

•	Deconsolidated AMB Institutional Alliance Fund III, L.P., on a prospective basis, as of October 1, 2006.

See Part IV, Item 15: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the year ended December 31, 2006, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $141.6 million with a weighted average interest rate of 6.1%;

•	Assumed $29.9 million of debt for our co-investment joint ventures at a weighted average interest rate of 6.0%;

•	Obtained $177.7 million of new debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 4.2% for international acquisitions;

•	Obtained a $65.0 million floating rate unsecured revolving credit facility for one of our co-investment joint ventures;

•	Entered into a third amended and restated credit agreement for a $250.0 million unsecured multi-currency revolving credit facility which replaced an existing $100.0 million unsecured multi-currency revolving credit facility;

•	Repurchased all of AMB Property II, L.P.’s outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $10.9 million, including accrued and unpaid distributions;

•	Repurchased all of AMB Property II, L.P.’s outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $10.0 million, including accrued and unpaid distributions;

•	Repurchased all of AMB Property II, L.P.’s outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $42.8 million, including accrued and unpaid distributions;

•	Purchased all of AMB Property II, L.P.’s outstanding 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $36.6 million, including accrued and unpaid distributions;

•	Completed the early renewal and increase of our senior unsecured revolving line of credit in the amount of $550.0 million, an increase of $50.0 million;

•	Entered into an amended and restated revolving credit agreement for a 45.0 billion Yen (approximately $377.9 million U.S. dollars, using the exchange rate at December 31, 2006) unsecured revolving credit facility that replaced an existing 35.0 billion Yen (approximately $293.9 million U.S. dollars, using the exchange rate at December 31, 2006) unsecured revolving credit facility;

•	Raised approximately $48.1 million in net proceeds from the issuance and sale of $50.0 million of our 6.85% Series P Cumulative Redeemable Preferred Units;

•	Issued $175.0 million aggregate principal amount of fixed rate senior unsecured notes under our 2006 medium-term note program which mature on August 15, 2013 and bear interest at a rate of 5.90% per annum; and

•	Entered into a 228.0 million Euro (approximately $300.9 million U.S. dollars, using the exchange rate at December 31, 2006) revolving credit facility agreement, which provides for loans on a secured and unsecured basis.

See Part IV, Item 15: Notes 6, 9 and 11 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. We also regularly review the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and record an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of leasing activity and the economic environment, we re-evaluated the carrying value of our investments and recorded impairment charges of $6.3 million during the year ended December 31, 2006 on certain of our investments.

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

Property Dispositions.  We report real estate dispositions in three separate categories on our consolidated statements of operations. First, when we divest a portion of our interests in real estate entities or properties, gains from the sale represent the interests acquired by third-party investors for cash and are included in gains from disposition of real estate interests in the statement of operations. Second, we dispose of value-added conversion projects and build-to-suit and speculative development projects for which we have not generated material operating income prior to sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable, and are included in development profits, net of taxes, in the statement of operations. Lastly, Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties, which is included in gains from dispositions of real estate, net of minority interests, in the statement of operations. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Joint Ventures.  We hold interests in both consolidated and unconsolidated joint ventures. We determine consolidation based on standards set forth in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights or FASB Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46”. Based on the guidance set forth in EITF 04-5, we consolidate certain joint venture investments because we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures that are variable interest entities as defined under FIN 46 where we are not the primary beneficiary, we do not consolidate the joint venture for financial reporting purposes. For joint ventures under EITF 04-5, where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and do not consolidate the joint venture for financial reporting purposes.

Our General Partner’s Status as a Real Estate Investment Trust.  As a real estate investment trust, AMB Property Corporation, our general partner, generally will not be subject to corporate level federal income taxes in the U.S. if minimum distribution, income, asset and shareholder tests are met. However, not all of AMB Property Corporation’s underlying entities, which are also our subsidiaries, are qualified real estate investment trust subsidiaries and may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from our taxable real estate investment trust subsidiaries and international entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, deferred tax is an immaterial component of our consolidated balance sheet due to our general partner’s status as a real estate investment trust.

CONSOLIDATED RESULTS OF OPERATIONS

Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P., on a prospective basis, due to the re-evaluation of the accounting for our investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. As a result, our results of operations presented below are not comparable between years presented.

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

As of December 31, 2006, same store industrial properties consisted of properties aggregating approximately 71.2 million square feet. The properties acquired during 2006 consisted of 73 buildings, aggregating approximately 6.6 million square feet. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. During 2006, property divestitures and contributions consisted of 50 buildings, aggregating approximately 7.5 million square feet. In 2005, property divestitures and contributions consisted of 150 buildings, aggregating approximately 10.6 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Years ended December 31, 2006 and 2005 (dollars in millions)

Revenues	2006	2005	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$514.9	$501.5	$13.4	2.7%
2006 acquisitions	4.4	—	4.4	—%
2005 acquisitions	19.4	11.4	8.0	70.2%
Development	8.3	7.4	0.9	12.2%
Other industrial	74.3	63.6	10.7	16.8%
Non U.S. industrial	62.5	33.1	29.4	88.8%

Total rental revenues	683.8	617.0	66.8	10.8%
Private capital income	46.1	43.9	2.2	5.0%

Total revenues	$729.9	$660.9	$69.0	10.4%

U.S. industrial same store revenues increased $13.4 million from the prior year despite the decrease of $12.8 million in same store revenues due to the deconsolidation of AMB Institutional Alliance Fund III, L.P., effective October 1, 2006, attributable primarily to improved occupancy and increased rental rates in various markets. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during 2006 consisted of 73 buildings, aggregating approximately 6.6 million square feet. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. Non-U.S. industrial revenues increased approximately $29.4 million from the prior year due primarily to the stabilization of three properties in Japan and the continued acquisition of properties in France, Germany and Mexico. The increase in private capital income was primarily due to increased asset management and acquisition fees from additional assets held in co-investment joint ventures, which were partially offset by a decrease in incentive distributions of approximately $3.9 million. During 2006, we received incentive distributions of $22.5 million, of which $19.8 million was from AMB Partners II, L.P., as compared to incentive distribution of $26.4 million for the sale of AMB Institutional Alliance Fund I, L.P., during 2005.

Costs and Expenses	2006	2005	$ Change	% Change

Property operating costs:
Rental expenses	$100.8	$78.4	$22.4	28.6%
Real estate taxes	75.0	80.5	(5.5)	(6.8)%

Total property operating costs	$175.8	$158.9	$16.9	10.6%

Property operating costs
U.S. industrial:
Same store	$139.0	$132.5	$6.5	4.9%
2006 acquisitions	1.1	—	1.1	—%
2005 acquisitions	4.4	2.5	1.9	76.0%
Development	2.8	2.5	0.3	12.0%
Other industrial	16.3	15.2	1.1	7.2%
Non U.S. industrial	12.2	6.2	6.0	96.8%

Total property operating costs	175.8	158.9	16.9	10.6%
Depreciation and amortization	177.8	161.7	16.1	10.0%
Impairment losses	6.3	—	6.3	—%
General and administrative	104.3	71.6	32.7	45.7%
Other expenses	2.6	5.0	(2.4)	(48.0)%
Fund costs	2.1	1.5	0.6	40.0%

Total costs and expenses	$468.9	$398.7	$70.2	17.6%

Same store properties’ operating expenses increased $6.5 million from the prior year, despite the decrease of $2.5 million in same store operating expenses due to the deconsolidation of AMB Institutional Alliance Fund III, L.P., effective October 1, 2006, due primarily to increased insurance costs, utility expenses, repair and maintenance expenses, and other non-reimbursable expenses. The 2005 acquisitions consisted of 41 buildings, aggregating approximately 6.9 million square feet. The 2006 acquisitions consisted of 73 buildings, aggregating approximately 6.6 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. Non-U.S. industrial revenues increased approximately $6.0 million from the prior year due primarily to the stabilization of three properties in Japan and the continued acquisition of properties in France, Germany and Mexico. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The 2006 impairment loss was taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense as a result of higher values assigned to option and stock awards by our general partner and executive departures, additional staffing and expenses for our international expansion, and the acquisition of AMB Blackpine. Other expenses decreased approximately $2.4 million from the prior year due primarily to a decrease in losses associated with our deferred compensation plan and a decrease in certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2006	2005	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$23.2	$10.8	$12.4	114.8%
Other income	9.4	5.6	3.8	67.9%
Gains from dispositions of real estate interests, net	—	19.1	(19.1)	(100.0)%
Development profits, net of taxes	106.4	54.8	51.6	94.2%
Interest expense, including amortization	(165.2)	(147.3)	17.9	12.2%

Total other income and (expenses), net	$(26.2)	$(57.0)	$(30.8)	(54.0)%

The $12.4 million increase in equity in earnings of unconsolidated joint ventures was primarily due to gains of $17.5 million from the disposition of real estate by our unconsolidated co-investment joint ventures during 2006 as opposed to $5.5 million of such gains during 2005 and, effective October 1, 2006, the deconsolidation of AMB Institutional Alliance Fund III, L.P., which resulted in an increase of approximately $5.1 million. These increases were partially offset by an increase in expenses by our unconsolidated joint ventures. The increase in other income was primarily due to increased bank interest income and an increase in property management income due to the expansion of our property management business. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million (using the exchange rate in effect at contribution) in operating properties to our then newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program. The increase in development profits was due to increased disposition and contribution volume during 2006. During 2006, we sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million, resulting in an after-tax gain of $13.3 million. In addition, during 2006, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. During 2006, we also contributed a total of ten completed development projects into unconsolidated co-investment joint ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P., and one land parcel into AMB DFS Fund I, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $94.1 million, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During 2005, we sold five land parcels and five development projects, aggregating approximately 0.9 million square feet for an aggregate price of $155.2 million, resulting in an after-tax gain of $45.1 million. In addition, during 2005, we received final proceeds of $7.8 million from a land sale that occurred in 2004. During 2005, we also contributed one completed development project into an unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $1.9 million representing the portion of our interest in the contributed property acquired by the third-party co-investor for cash. The increase in interest expense, including amortization, was due primarily to increased borrowings on unsecured credit facilities and other debt.

Discontinued Operations	2006	2005	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$9.8	$14.7	$(4.9)	(33.3)%
Gains from dispositions of real estate, net of minority interests	44.7	120.8	(76.1)	(63.0)%

Total discontinued operations	$54.5	$135.5	$(81.0)	(59.8)%

During 2006, we divested ourselves of 39 industrial buildings, aggregating approximately 3.5 million square feet, for an aggregate price of approximately $175.3 million, with a resulting net gain of approximately $44.7 million. During 2005, we divested ourselves of 142 industrial buildings and one retail center, aggregating approximately 9.3 million square feet, for an aggregate price of $926.6 million, with a resulting net gain of $120.8 million. Included in these divestitures is the sale of the assets of AMB Institutional Alliance Fund I, L.P., for $618.5 million. The multi-investor fund owned 100 buildings totaling approximately 5.8 million square feet.

We received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for our 21% interest in the fund.

Preferred Units	2006	2005	$ Change	% Change

Preferred unit distributions	$(19.9)	$(13.7)	$6.2	45.3%
Preferred unit redemption issuance costs	(1.1)	—	1.1	—%

Total preferred units	$(21.0)	$(13.7)	$7.3	53.3%

In December 2005, we issued 3,000,000 shares of 7.0% Series O Cumulative Redeemable Preferred Units. In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Units. The increase in preferred unit distributions is due to the newly issued units. In addition, during the year ended December 31, 2006, AMB Property II, L.P., one of our subsidiaries, repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units, all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units, all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 729,582 of its outstanding 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common unitholders of $1.1 million for the original issuance costs, net of discount on repurchase.

For the Years ended December 31, 2005 and 2004 (dollars in millions)

Revenues	2005	2004	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$501.5	$489.9	$11.6	2.4%
2005 acquisitions	11.4	3.2	8.2	256.3%
Development	7.4	8.6	(1.2)	(14.0)%
Other industrial	63.6	34.6	29.0	83.8%
Non U.S. industrial	33.1	27.2	5.9	21.7%

Total rental revenues	617.0	563.5	53.5	9.5%
Private capital income	43.9	12.9	31.0	240.3%

Total revenues	$660.9	$576.4	$84.5	14.7%

U.S. industrial same store revenues increased $11.6 million from 2004 to 2005 on a year-to-date basis attributable primarily to improved occupancy and increased rental rates in various markets. The properties acquired during 2004 consisted of 64 buildings, aggregating approximately 7.6 million square feet. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004 and 2005, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues. The increase in private capital income was primarily due to increased asset management fees from additional assets held in co-investment joint ventures and incentive distributions for 2005 of $26.4 million for the sale of AMB Institutional Alliance Fund I, asset management priority distributions from AMB Japan Fund I, L.P., and acquisition fees from AMB Institutional Alliance Fund III, L.P.

Costs and Expenses	2005	2004	$ Change	% Change

Property operating costs:
Rental expenses	$78.4	$80.8	$(2.4)	(3.0)%
Real estate taxes	80.5	63.3	17.2	27.2%

Total property operating costs	$158.9	$144.1	$14.8	10.3%

Property operating costs
U.S. industrial:
Same store	$132.5	$128.7	$3.8	3.0%
2005 acquisitions	2.5	0.9	1.6	177.8%
Development	2.5	2.1	0.4	19.0%
Other industrial	15.2	7.8	7.4	94.9%
Non U.S. industrial	6.2	4.6	1.6	34.8%

Total property operating costs	158.9	144.1	14.8	10.3%
Depreciation and amortization	161.7	136.6	25.1	18.4%
General and administrative	71.6	57.2	14.4	25.2%
Other expenses	5.0	2.6	2.4	92.3%
Fund costs	1.5	1.7	(0.2)	(11.8)%

Total costs and expenses	$398.7	$342.2	$56.5	16.5%

Same store properties’ operating expenses increased $3.8 million from 2004 to 2005 on a year-to-date basis due primarily to increased insurance costs, utility expenses, repair and maintenance expenses, and other non-reimbursable expenses. The 2004 acquisitions consisted of 64 buildings, aggregating approximately 7.6 million square feet. The 2005 acquisitions consisted of 41 buildings, aggregating approximately 6.9 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2004 and 2005, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate during the year. The increase in general and administrative expenses was primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and the expansion of satellite offices. Other expenses increased approximately $2.4 million from the prior year due primarily to greater losses on our non-qualified deferred compensation plan in 2005 and an increase in certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2005	2004	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$10.8	$3.8	$7.0	184.2%
Other income	5.6	4.7	0.9	19.1%
Gains from dispositions of real estate interests	19.1	5.2	13.9	267.3%
Development profits, net of taxes	54.8	8.5	46.3	544.7%
Interest expense, including amortization	(147.3)	(141.9)	5.4	3.8%

Total other income and (expenses), net	$(57.0)	$(119.7)	$(62.7)	(52.4)%

The $7.0 million increase in equity in earnings of unconsolidated joint ventures was primarily due to a gain of $5.4 million from the disposition of real estate by one of our unconsolidated co-investment joint ventures during the second quarter of 2005. The increase in other income was primarily due to increased bank interest income. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million (using exchange rate in effect at contribution) in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. The 2004 gains from disposition of real estate interests resulted from our contribution of $71.5 million in operating properties to our unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program. The increase in development profits was due to increased volume in 2005. During 2005, we sold five land parcels and five development projects, aggregating approximately 0.9 million square feet for an aggregate price of $155.2 million, resulting in an after-tax gain of $45.1 million. In addition, during 2005, we received final proceeds of $7.8 million from a land sale that occurred in 2004. During 2005, we also contributed one completed development project into an unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $1.9 million representing the portion of our interest in the contributed property acquired by the third-party co-investor for cash. During 2004, we sold seven land parcels and six development projects as part of our development-for-sale program, aggregating approximately 0.3 million square feet for an aggregate price of $40.4 million, resulting in an after-tax gain of $6.5 million. During 2004, we also contributed one completed development project into a newly formed unconsolidated joint venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $2.0 million representing the portion of our interest in the contributed property acquired by the third-party co-investor for cash.

Discontinued Operations	2005	2004	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$14.7	$23.1	$(8.4)	(36.4)%
Gains from dispositions of real estate, net of minority interests	120.8	44.7	76.1	170.2%

Total discontinued operations	$135.5	$67.8	$67.7	99.9%

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

In December 2005, we issued 3,000,000 shares of 7.0% Series O Cumulative Redeemable Preferred Units. The increase in preferred unit distributions is due to the newly issued units.

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

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contribution of properties and completed development projects to our co-investment joint ventures;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	proceeds from debt securities offerings;

•	proceeds from limited partnership unit offerings (including issuances of common and preferred limited partnership units by us and our subsidiaries); and

•	net proceeds from divestitures of properties.

We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions, including our global expansion;

•	debt service; and

•	distributions on outstanding common and preferred limited partnership units.

Cash flows.  As of December 31, 2006, cash provided by operating activities was $335.9 million as compared to $295.8 million for the same period in 2005. This change is primarily due to increases in rental rates, partially offset by an increase in general and administrative expenses primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and increased occupancy costs related to the expansion of regional offices. Cash used for investing activities was $880.6 million for the year ended December 31, 2006, as compared to cash used for investing activities of $60.4 million for the same period in 2005. This change is primarily due to an increase in funds used for property acquisitions and capital expenditures, and a decrease in proceeds from property divestitures (mainly due to the divesture of AMB Institutional Alliance Fund I, L.P., portfolio in 2005), offset by less funds used for additions to interests in unconsolidated joint ventures and an increase in capital distributions received from unconsolidated joint ventures. Cash provided by financing activities was $483.6 million for the year ended December 31, 2006, as compared to cash used in financing activities of $101.9 million for the same period in 2005. This change is due primarily to an increase in borrowings, net of repayments, issuance of common stock upon the exercise of options and issuances of preferred units, offset by the cost of the repurchase of preferred units for the year ended December 31, 2006.

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

Capital Resources

Property Divestitures.  During 2006, we divested ourselves of 39 industrial buildings, aggregating approximately 3.5 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $44.7 million.

Development Sales.  During 2006, we sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million, resulting in an after-tax gain of $13.3 million. In addition, during 2006, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share.

Development Contributions.  During 2006, we contributed a total of nine completed development projects and one land parcel into unconsolidated co-investment joint ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, and three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P. In addition, one land parcel was contributed into AMB DFS Fund I, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $94.1 million, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. These gains are included in development profits, net of taxes, in the statement of operations.

Properties Held for Contribution.  As of December 31, 2006, we held for contribution to co-investment joint ventures, nine industrial projects with an aggregate net book value of $154.0 million, which, when contributed to a joint venture, will reduce our current ownership interest from approximately 100% to an expected range of 15-50%.

Properties Held for Divestiture.  As of December 31, 2006, we held for divestiture four industrial projects, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2006, the net carrying value of the properties held for divestiture was $20.9 million. Expected net sales proceeds exceed the net carrying value of the properties.

Co-investment Joint Ventures.  We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We generally consolidate these joint ventures for financial reporting purposes because they are not variable interest entities and because we are the sole managing general partner and control all major operating decisions. However, in certain cases, our co-investment joint ventures are unconsolidated because we do not control all major operating decisions and the general partners do not have significant rights under EITF 04-5.

Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2006, we owned approximately 64.3 million square feet of our properties (51.6% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at December 31, 2006 (dollars in thousands):

		Our
		Approximate	Original
		Ownership	Planned
Consolidated Co-Investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd. (2)	50%	$420,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc. (3)	20%	$490,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO (5)	39%	$228,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of December 31, 2006.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

Our unconsolidated joint ventures at December 31, 2006 (dollars in thousands):

		Our
		Approximate	Original
		Ownership	Planned
Unconsolidated Co-Investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd. (2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors (3)	20%	$2,100,000	(4)
AMB Institutional Alliance Fund III, L.P.(5)	AMB Institutional Alliance REIT III, Inc.	23%	$1,323,000	(6)
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$500,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of December 31, 2006.

(4)	AMB Japan Fund I, L.P. is a yen-denominated fund. U.S. dollar amounts are converted at the December 31, 2006 exchange rate.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(6)	The planned gross capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. as an open-end fund, is not limited. The planned gross capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(7)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

We also have a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses our office space in the San Francisco Bay Area. The investment is not consolidated because we do not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. We have an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the joint venture agreement. As of December 31, 2006, we also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of December 31, 2006, one of our subsidiaries also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment is included in other assets on the consolidated balance sheets.

Partners’ Capital.  As of December 31, 2006, we had outstanding 89,433,024 common general partnership units; 3,450,343 common limited partnership units; 800,000 7.95% series J cumulative redeemable preferred partnership units; 800,000 7.95% series K cumulative redeemable preferred partnership units; 2,000,000 6.5% series L cumulative redeemable preferred partnership units, 2,300,000 6.75% series M cumulative redeemable preferred partnership units, 3,000,000 7.00% series O cumulative redeemable preferred partnership units and 2,000,000 6.85% series P cumulative redeemable preferred partnership units.

On November 1, 2006, AMB Property II, L.P., issued 1,130,835 of its class B common limited partnership units in connection with a property acquisition.

On September 21, 2006, AMB Property II, L.P., repurchased all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.0 million, including accrued and unpaid distributions. In connection with this repurchase, AMB Property Corporation reclassified all of its 267,439 shares of 7.95% Series F Cumulative Redeemable Preferred Stock as preferred stock.

On June 30, 2006, AMB Property II, L.P., repurchased all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.9 million, including accrued and unpaid distributions. In connection with this repurchase, AMB Property Corporation reclassified all of its 220,440 shares of 7.75% Series E Cumulative Redeemable Preferred Stock as preferred stock.

On March 21, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $42.8 million, including accrued and unpaid distributions. In connection with this repurchase, AMB Property Corporation reclassified all of its 840,000 shares of 8.125% Series H Cumulative Redeemable Preferred Stock as preferred stock.

On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and AMB Property Corporation’s indirect subsidiary, owns an approximate 1.0% partnership interest as the sole general partner and we own an approximate 92% partnership interest, excluding preferred units, issued 729,582 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution to AMB Property II, L.P of certain parcels of land that are located in multiple markets. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with us, and sold all of the series N preferred units to us for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from us at an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.

As of December 31, 2006, $145.3 million in preferred units with a weighted average rate of 7.85%, issued by us, were callable under the terms of our partnership agreement and $40.0 million in preferred units with a weighted average rate of 7.95% become callable in 2007.

On August 25, 2006, AMB Property Corporation issued and sold 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.7125 per annum. The series P preferred stock is redeemable by AMB Property Corporation on or after August 25, 2011, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $48.1 million to us, and in exchange, we issued to AMB Property Corporation 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units.

On December 13, 2005, AMB Property Corporation issued and sold 3,000,000 shares of 7.00% Series O Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.75 per annum. The series O preferred stock is redeemable by AMB Property Corporation on or after December 13, 2010, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $72.3 million to us, and in exchange, we issued to AMB Property Corporation 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units.

On November 25, 2003, AMB Property Corporation issued and sold 2,300,000 shares of 6.75% Series M Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. The series M preferred stock is redeemable by AMB Property Corporation on or after November 25, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $55.4 million to us, and in exchange, we issued to AMB Property Corporation 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units.

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

In December 2005, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock during the year ended December 31, 2006.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of December 31, 2006, our share of total debt-to-our share of total market capitalization ratio was 34.2%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

As of December 31, 2006, the aggregate principal amount of our secured debt was $1.4 billion, excluding unamortized debt premiums of $6.3 million. Of the $1.4 billion of secured debt, $1.0 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.9% to 10.4% per annum (with a weighted average rate of 6.2%) and final maturity dates ranging from February 2007 to January 2025. As of December 31, 2006, $1.0 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.1%, while the remaining $386.1 million bear interest at variable rates (with a weighted average interest rate of 4.7%).

As of December 31, 2006, we had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had a weighted average term of 4.8 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under our 2000 medium-term note program, $275.0 million of medium-term notes, which were issued under our 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under our 2006 medium term-note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancellation of $100.0 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Also included is a $25.0 million promissory note which matures in January 2007.

AMB Property Corporation guarantees our obligations with respect to our senior debt securities. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to make distributions to our unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Credit Facilities.  On June 1, 2006, we entered into a third amended and restated $550.0 million unsecured revolving credit agreement that replaced our then-existing $500.0 million credit facility, which was to mature on June 1, 2007. AMB Property Corporation is the guarantor of our obligations under the credit facility. The line, which matures on June 1, 2010, carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which was 42.5 basis points as of December 31, 2006, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British Pounds Sterling. We use our unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2006, the outstanding balance on the credit facility was $303.7 million and the remaining amount available was $234.6 million, net of outstanding letters of credit of $11.7 million. The outstanding balance included borrowings denominated in Euros, which, using the exchange rate in effect on December 31, 2006, equaled approximately $303.7 million U.S. dollars.

On June 23, 2006, AMB Japan Finance Y.K., one of our subsidiaries and as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on December 31, 2006, equaled approximately $377.9 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on December 31, 2006, equaled approximately $293.9 million U.S. dollars. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased to up to 55.0 billion Yen, which, using the exchange rate in effect on December 31, 2006, equaled approximately $461.9 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of our long-term debt and was 42.5 basis points as of December 31, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and was 15 basis points of the outstanding commitments under the facility as of December 31, 2006. As of December 31, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2006, was $320.9 million in U.S. dollars.

On June 13, 2006, we and certain of our consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced our then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. We, along with AMB Property Corporation, guarantee the obligations for such subsidiaries and other entities controlled by us or AMB Property Corporation that are selected by us from time to time to be borrowers under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of our senior unsecured long-term debt, which was 60 basis points as of December 31, 2006, with an annual facility fee based on the credit rating of our senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of December 31, 2006, the outstanding balance on this facility was approximately $227.4 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

Mortgages Receivable.  Through a wholly owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2006, the outstanding balance on the note was $12.7 million. We also hold a loan receivable on G. Accion, an unconsolidated joint venture totaling $6.1 million with an interest rate of 10.0%. The loan matures in March 2010.

The tables below summarize our debt maturities and capitalization and reconcile our share of total debt to total consolidated debt as of December 31, 2006 (dollars in thousands):

	Debt
	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Other	Credit	Total
	Debt(1)	Debt	Securities	Debt	Facilities(2)	Debt

2007	$12,929	$84,815	$100,000	$16,125	$—	$213,869
2008	41,906	173,029	175,000	810	—	390,745
2009	3,536	96,833	100,000	971	—	201,340
2010	69,327	112,918	250,000	941	852,033	1,285,219
2011	3,094	228,708	75,000	1,014	—	307,816
2012	5,085	169,717	—	1,093	—	175,895
2013	38,668	55,168	175,000	65,920 (5)	—	334,756
2014	186,864	4,261	—	616	—	191,741
2015	2,174	19,001	112,491	664	—	134,330
2016	4,749	50,648	—	—	—	55,397
Thereafter	—	25,580	125,000	—	—	150,580

Subtotal	368,332	1,020,678	1,112,491	88,154	852,033	3,441,688
Unamortized premiums	1,632	4,712	(10,617)	—	—	(4,273)

Total consolidated debt	369,964	1,025,390	1,101,874	88,154	852,033	3,437,415
Our share of unconsolidated joint venture debt(3)	—	330,813	—	32,610	—	363,423

Total debt	369,964	1,356,203	1,101,874	120,764	852,033	3,800,838
Joint venture partners’ share of consolidated joint venture debt	—	(660,193)	—	(52,021)	—	(712,214)

Our share of total debt(4)	$369,964	$696,010	$1,101,874	$68,743	$852,033	$3,088,624

Weighted average interest rate	5.6%	6.5%	6.2%	6.6%	3.1%	5.5%
Weighted average maturity (in years)	6.6	4.5	4.8	5.3	3.3	4.6

(1)	Our secured debt and joint venture debt include debt related to European assets in the amount of $331.3 million translated to U.S. dollars using the exchange rate in effect on December 31, 2006.

(2)	Includes $418.5 million, $321.0 million and $112.5 million in Euro, Yen and Canadian dollar based borrowings, respectively, translated to U.S. dollars using the exchange rates in effect on December 31, 2006.

(3)	The weighted average interest and maturity for the unconsolidated joint venture debt were 4.4% and 5.8 years, respectively.

(4)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(5)	Maturity includes $65.0 million balance outstanding on a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P.

	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common general partnership units	89,433,024	$58.61	$5,241,670
Common limited partnership units(2)	4,709,056	$58.61	275,998

Total	94,142,080		$5,517,668

(1)	Assumes that our common limited partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes 1,258,713 class B common limited partnership units issued by AMB Property II, L.P. as of December 31, 2006.

Preferred Units
	Distribution	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series D preferred units	7.75%	$79,767	May 2004
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	7.27%	$417,767

Capitalization Ratios as of December 31, 2006

Total debt-to-total market capitalization(1)	39.0%
Our share of total debt-to-our share of total market capitalization(1)	34.2%
Total debt plus preferred-to-total market capitalization(1)	43.3%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	38.8%
Our share of total debt-to-our share of total book capitalization(1)	55.8%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and our common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of December 31, 2006. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of December 31, 2006, we had $174.8 million in cash and cash equivalents and $314.2 million of additional available borrowings under our credit facilities. As of December 31, 2006, we had $21.1 million in restricted cash.

We announced our intention to pay a regular cash distribution for the quarter ended December 31, 2006 of $0.46 per common unit. The distributions were payable on January 5, 2007 to unitholders of record on December 22, 2006. The series L, M, O and P preferred unit distributions were payable on January 16, 2007 to our general partner, AMB Property Corporation, as the sole unitholder. The series J and K preferred unit quarterly distributions were payable on January 16, 2007. The series D and I preferred unit quarterly distributions were paid on December 25, 2006. The following table sets forth the distributions paid or payable per unit for the years ended December 31, 2006, 2005 and 2004:

Paying Entity	Security	2006	2005	2004

AMB Property, L.P.	Common limited partnership units	$1.84	$1.76	$1.70
AMB Property, L.P.	Series J preferred units	$3.98	$3.98	$3.98
AMB Property, L.P.	Series K preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$1.84	$1.76	$1.70
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units(1)	$1.78	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units(2)	$2.72	$3.98	$3.98
AMB Property II, L.P.	Series H preferred units(3)	$0.97	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units(4)	$0.22	$2.50	$0.70

(1)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(2)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(3)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(4)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to us and AMB Property II, L.P. repurchased all of such units from us.

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

Capital Commitments

Development Starts.  During the year ended December 31, 2006, we initiated 30 new industrial development projects in North America, Europe and Asia with a total expected investment of $914.3 million, aggregating approximately 10.4 million square feet. During 2005, we initiated 30 new industrial development projects in North America, Europe and Asia with a total expected investment of $522.4 million, aggregating approximately 7.0 million square feet.

Development Pipeline.  As of December 31, 2006, we had 45 industrial projects in our development pipeline, which will total approximately 13.7 million square feet, and will have an aggregate estimated investment of $1.3 billion upon completion. We have an additional ten development projects available for sale or contribution totaling approximately 3.0 million square feet, with an aggregate estimated investment of $199.2 million. One of these ten projects totaling $13.0 million and approximately 0.2 million square feet is held in an unconsolidated joint venture. As of December 31, 2006, we and our joint venture partners had funded an aggregate of $814.5 million and needed to fund an estimated additional $481.0 million in order to complete our development pipeline which includes projects expected to be completed through the fourth quarter of 2008. In addition, during the year ended

December 31, 2006, we acquired 835 acres of land for industrial warehouse development in North America and Asia for approximately $293.2 million.

Acquisitions.  During 2006, we acquired 106 industrial buildings, aggregating approximately 9.8 million square feet for a total expected investment of $834.2 million (includes acquisition costs of $814.1 million and estimated acquisition capital of $20.1 million), of which we acquired 70 buildings through one of our unconsolidated co-investment joint ventures. We generally fund our acquisitions through private capital contributions, borrowings under our credit facilities, cash, debt issuances and net proceeds from property divestitures.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements are amortized ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2006 were as follows (dollars in thousands):

2007	$21,636
2008	22,186
2009	21,506
2010	20,667
2011	20,668
Thereafter	272,483

Total	$379,146

Co-investment Joint Ventures.  We enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2006, we had investments in co-investment joint ventures with a gross book value of $1.9 billion, which are consolidated for financial reporting purposes, and net equity investments in four unconsolidated co-investment joint ventures of $236.0 million and a gross book value of $2.5 billion. As of December 31, 2006, we may make additional capital contributions to current and planned co-investment joint ventures of up to $168.2 million (using the exchange rates at December 31, 2006) pursuant to the terms of the joint venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment trust. This would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150.0 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries) or net proceeds from property divestitures, which could adversely effect our cash flow.

Captive Insurance Company.  In December 2001, we formed a wholly owned captive insurance company, Arcata National Insurance Ltd., (Arcata), which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of our overall risk management program. We capitalized Arcata in accordance with the applicable regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, we believe that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation or acquisition transactions that had not been asserted prior to our formation or acquisition transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our general partner’s predecessors and others indemnified by these entities.

Overview of Contractual Obligations

The following table summarizes our debt, interest and lease payments due by period as of December 31, 2006 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$213,869	$592,085	$1,593,035	$1,042,699	$3,441,688
Debt interest payments	13,861	38,126	74,416	58,775	185,178
Operating lease commitments	21,636	43,692	41,335	272,483	379,146
Construction commitments	31,713	57,042	—	—	88,755

Total	$281,079	$730,945	$1,708,786	$1,373,957	$4,094,767

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of December 31, 2006, we had provided approximately $22.1 million in letters of credit, of which $11.7 million was provided under our $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of December 31, 2006, we had outstanding guarantees in the aggregate amount of $48.2 million in connection with certain acquisitions. As of December 31, 2006, we guaranteed $26.8 million and $83.2 million on outstanding loans on two of our consolidated joint ventures and two of our unconsolidated joint ventures, respectively. In addition, as of December 31, 2006, we guaranteed $87.3 million on outstanding property debt related to one of our unconsolidated joint ventures.

Performance and Surety Bonds.  As of December 31, 2006, we had outstanding performance and surety bonds in an aggregate amount of $11.4 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

The following table reflects the calculation of FFO reconciled from net income for the years ended December 31 (dollars in thousands):

	2006	2005	2004	2003	2002

Net income(1)	$239,875	$277,749	$138,516	$147,089	$139,054
Income available to common unitholders attributable to limited partners	(9,443)	(13,582)	(6,685)	(6,773)	(6,659)
Gains from dispositions of real estate, net of minority interests(2)	(42,635)	(132,652)	(47,224)	(50,325)	(19,383)
Real estate, related depreciation and amortization:
Total depreciation and amortization	177,824	161,732	136,610	111,879	103,550
Discontinued operations’ depreciation	2,153	18,572	30,740	30,458	32,953
Non-real estate depreciation	(4,546)	(3,388)	(871)	(720)	(712)
Ground lease amortization	—	—	—	—	(2,301)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net Income)	37,975	36,401	29,360	22,276	16,529
Limited partnership unitholders’ minority interests (Net Income)	2,805	3,411	2,384	2,117	3,303
Limited partnership unitholders’ minority interests (Development profits)	4,948	2,262	435	344	57
Discontinued operations’ minority interests (Net Income)	31	8,769	13,964	15,214	16,597

	2006	2005	2004	2003	2002

FFO attributable to minority interests	(82,861)	(100,275)	(80,192)	(65,603)	(52,051)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(23,240)	(10,770)	(3,781)	(5,445)	(5,674)
Our share of FFO	16,038	14,441	7,549	9,755	9,291
Our share of development profits, net of taxes	—	5,441	—	—	—
Preferred unit distributions	(19,942)	(13,748)	(13,491)	(18,187)	(19,772)
Preferred unit redemption discount (issuance costs)	(1,070)	—	—	(5,413)	412

Funds from operations	$297,912	$254,363	$207,314	$186,666	$215,194

Basic FFO per common unit	$3.24	$2.87	$2.39	$2.17	$2.44

Diluted FFO per common unit	$3.12	$2.75	$2.30	$2.13	$2.40

Weighted average common units:
Basic	92,047,678	88,684,262	86,885,250	85,859,899	88,204,208

Diluted	95,444,072	92,508,725	90,120,250	87,616,365	89,689,310

(1)	Includes gains from undepreciated land sales of $5.6 million, $25.0 million, $3.7 million and $1.2 million for 2006, 2005, 2004 and 2003, respectively.

(2)	The information for 2005 includes accumulated depreciation re-capture of approximately $1.1 million associated with the sale of the Interstate Crossdock redevelopment project.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income, or SS NOI, to be a useful supplemental measure of our operating performance. For properties that are considered part of the same store pool, see Part I, Item 2: “Properties — Industrial Properties — Owned and Managed Market Operating Statistics”, Note 6, and “Owned and Managed Operating and Leasing Statistics — Owned and Managed Same Store Operating Statistics”, Note 2. In deriving SS NOI, we define NOI as rental revenues (as calculated in accordance with GAAP), including reimbursements, less straight-line rents, property operating expenses and real estate taxes. We exclude straight-line rents in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI helps the investing public compare the operating performance of a company’s real estate as compared to other companies.

While SS NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. SS NOI also does not reflect general and administrative expense, interest expenses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI.

The following table reconciles SS NOI from net income for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Net income	$239,875	$277,749	$138,516
Private capital income	(46,102)	(43,942)	(12,895)
Depreciation and amortization	177,824	161,732	136,610
Impairment losses	6,312	—	—
General and administrative	104,262	71,564	57,181
Other expenses	2,620	5,038	2,554
Fund costs	2,091	1,482	1,741
Total other income and expenses	26,178	57,044	119,727
Total minority interests’ share of income	49,557	62,859	43,786
Total discontinued operations	(54,454)	(135,522)	(67,856)
Cumulative effect of change in accounting principle	(193)	—	—

Net Operating Income (NOI)	507,970	458,004	419,364
Less non same-store NOI	(116,030)	(70,782)	(19,990)
Less non-cash adjustments(1)	(8,426)	(9,861)	(8,249)

Cash-basis same-store NOI	$383,514	$377,361	$391,125

(1)	Non-cash adjustments include straight line rents and amortization of lease intangibles for the same store pool only.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2006, we had three outstanding interest rate swaps with an aggregate notional amount of $38.1 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $4.3 million as of December 31, 2006 (dollars in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt(1)	$155,384	$368,141	$152,151	$430,676	$288,835	$768,320	$2,163,507
Average interest rate	6.7%	7.1%	4.7%	6.4%	6.8%	5.9%	6.3%
Variable rate debt(2)	$58,485	$22,604	$49,189	$854,543	$18,981	$274,379	$1,278,181
Average interest rate	5.9%	6.6%	6.8%	3.1%	3.8%	4.9%	3.8%
Interest Payments	$13,861	$27,630	$10,496	$54,054	$20,362	$58,775	$185,178

(1)	Represents 62.9% of all outstanding debt.

(2)	Represents 37.1% of all outstanding debt.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest expense on the variable rate debt would be $4.9 million (net of swaps) annually. As of December 31,

2006, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.4 and $3.5 billion, respectively, based on our estimate of current market interest rates.

As of December 31, 2006 and 2005, variable rate debt comprised 37.1% and 24.5%, respectively, of all our outstanding debt. Variable rate debt was $1.3 billion and $831.7 million, respectively, as of December 31, 2006 and 2005. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at December 31, 2006 were three interest rate swaps hedging cash flows of our variable rate borrowings based on U.S. Libor (USD) and Euribor (Europe).

The following table summarizes our financial instruments as of December 31, 2006 (in thousands):

	Maturity Dates
Related Derivatives (in thousands)	December 8, 2008	June 8, 2010	November 1, 2014	Notional Amount	Fair Value

Interest Rate Swaps:
Plain Interest Rate Swap, Europe
Notional Amount (U.S. dollars)	$9,655			$9,655
Receive Floating(%)	3M EURIBOR
Pay Fixed Rate(%)	3.72%
Fair Market Value					$54
Plain Interest Rate Swap, USD
Notional Amount (U.S. dollars)		$25,000		25,000
Receive Floating(%)		3M LIBOR
Pay Fixed Rate(%)		5.17%
Fair Market Value					(130)
Plain Interest Rate Swap, Europe
Notional Amount (U.S. dollars)			$3,471	3,471
Receive Floating(%)			3M EURIBOR
Pay Fixed Rate(%)			4.26%
Fair Market Value					(45)

Total				$38,126	$(121)

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside the United States is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $0.2 million for year ended December 31, 2006.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the year ended December 31, 2006, losses from remeasurement and the sale of four foreign exchange agreements included in our results of operations totaled $0.8 million.

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

Disclosure Controls and Procedures and Changes to Internal Control over Financial Reporting

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the year covered by this report. The chief executive officer and chief financial officer of our general partner each concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2006.

No changes were made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer of our general partner, and effected by our general partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report which appears herein.

Respectfully,

Hamid R. Moghadam, Chairman of the Board, President and Chief Executive Officer
Michael A. Coke, Executive Vice President and Chief Financial Officer

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

(a)(3) Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of August 25, 2006 (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.4	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000). 4.5 Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.5	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.9	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
4.10	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.11	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.12	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.13	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.14	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

Exhibit
Number		Description

4.16		Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.17		Fourth Supplemental Indenture dated as of August 15, 2000, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 9, 2000).
4.18		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.19		Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.20		Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006)
4.21		5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.22		$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.23		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.24		Registration Rights Agreement dated as of April 17, 2002 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on April 23, 2002).
4.25		Registration Rights Agreement dated as of September 21, 2001 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 3, 2001).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

*10	.5	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.6	AMB 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.7	Amended and Restated 2002 AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K, filed on October 4, 2006).
*10	.8	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
10.9		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.10		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.11		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.12		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.13		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.14		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.15		Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.16 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description

10.16	Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager. (incorporated by reference to Exhibit 10.17 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.17	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).
10.18	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).
10.19	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).
10.20	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.21	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2006).
10.22	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 19, 2006).
10.23	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

Exhibit
Number	Description

10.24	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.25	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
10.26	Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 14, 2006).
10.27	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.28	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.29	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.30	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.31	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
21.1	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of this 10-K)

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 28, 2007.
32.1	18 U.S.C. § 1350 Certifications dated February 28, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement

(b) Financial Statement Schedule:

See Item 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB PROPERTY, L.P.

By:	AMB Property Corporation, Its General Partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chairman of the Board, President and
Chief Executive Officer

Date: February 28, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, the general partner of AMB Property, L.P., hereby severally constitute Hamid R. Moghadam, Michael A. Coke and Tamra D. Browne, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable AMB Property Corporation, as a general partner of AMB Property, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AMB Property Corporation, as general partner of AMB Property, L.P., and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hamid R. Moghadam Hamid R. Moghadam	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director	February 28, 2007

/s/ T. Robert Burke T. Robert Burke	Director	February 28, 2007

/s/ David A. Cole David A. Cole	Director	February 28, 2007

/s/ Lydia H. Kennard Lydia H. Kennard	Director	February 28, 2007

/s/ J. Michael Losh J. Michael Losh	Director	February 28, 2007

Name	Title	Date

/s/ Frederick W. Reid Frederick W. Reid	Director	February 28, 2007

/s/ Jeffrey L. Skelton Jeffrey L. Skelton	Director	February 28, 2007

/s/ Thomas W. Tusher Thomas W. Tusher	Director	February 28, 2007

/s/ Michael A. Coke Michael A. Coke	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)	February 28, 2007

/s/ Nina A. Tran Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of AMB Property, L.P:

We have completed integrated audits of AMB Property, L.P.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AMB Property, L.P. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Operating Partnership adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Operating Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Francisco, California
February 28, 2007

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
	(Dollars in thousands, except unit amounts)

ASSETS
Investments in real estate:
Land	$1,351,123	$1,527,072
Buildings and improvements	4,038,474	4,273,716
Construction in progress	1,186,136	997,506

Total investments in properties	6,575,733	6,798,294
Accumulated depreciation and amortization	(789,693)	(697,388)

Net investments in properties	5,786,040	6,100,906
Investments in unconsolidated joint ventures	274,381	118,653
Properties held for contribution, net	154,036	32,755
Properties held for divestiture, net	20,916	17,936

Net investments in real estate	6,235,373	6,270,250
Cash and cash equivalents	174,763	232,881
Restricted cash	21,115	34,352
Mortgages receivable	18,747	21,621
Accounts receivable, net of allowance for doubtful accounts of $6,361 and $6,302, respectively	133,998	178,682
Deferred financing costs, net	20,394	25,026
Other assets	109,122	39,927

Total assets	$6,713,512	$6,802,739

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,395,354	$1,912,526
Unsecured senior debt securities	1,101,874	975,000
Unsecured credit facilities	852,033	490,072
Other debt	88,154	23,963

Total debt	3,437,415	3,401,561
Security deposits	36,106	47,055
Distributions payable	48,967	46,382
Accounts payable and other liabilities	186,807	170,307

Total liabilities	3,709,295	3,665,305
Commitments and contingencies (Note 14)
Minority interests:
Joint venture partners	555,201	853,643
Preferred unitholders	129,764	203,513

Total minority interests	684,965	1,057,156
Partners’ capital:
General partner, 89,433,024 and 85,585,494 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference, and 2,000,000 and 0 units, respectively, Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,166,657	1,916,299
Limited partners, 3,450,343 and 4,250,977 units, respectively; 800,000 Series J preferred units with a $40,000 liquidation preference, 800,000 Series K preferred units with a $40,000 liquidation preference	152,595	163,979

Total partners’ capital	2,319,252	2,080,278

Total liabilities and partners’ capital	$6,713,512	$6,802,739

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except unit and per unit amounts)

REVENUES
Rental revenues	$683,794	$616,933	$563,500
Private capital income	46,102	43,942	12,895

Total revenues	729,896	660,875	576,395
COSTS AND EXPENSES
Property operating expenses	(100,785)	(78,387)	(80,806)
Real estate taxes	(75,039)	(80,542)	(63,330)
Depreciation and amortization	(177,824)	(161,732)	(136,610)
Impairment losses	(6,312)	—	—
General and administrative	(104,262)	(71,564)	(57,181)
Other expenses	(2,620)	(5,038)	(2,554)
Fund costs	(2,091)	(1,482)	(1,741)

Total costs and expenses	(468,933)	(398,745)	(342,222)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	23,240	10,770	3,781
Other income	9,423	5,593	4,700
Gains from dispositions of real estate interests	—	19,099	5,219
Development profits, net of taxes	106,389	54,811	8,528
Interest expense, including amortization	(165,230)	(147,317)	(141,955)

Total other income and expenses, net	(26,178)	(57,044)	(119,727)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	234,785	205,086	114,446

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(37,975)	(36,401)	(29,360)
Joint venture partners’ share of development profits	(665)	(11,230)	(523)
Preferred unitholders	(10,917)	(15,228)	(13,903)

Total minority interests’ share of income	(49,557)	(62,859)	(43,786)

Income from continuing operations before cumulative effect of change in accounting principle	185,228	142,227	70,660

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	9,771	14,708	23,140
Gains from dispositions of real estate, net of minority interests	44,683	120,814	44,716

Total discontinued operations	54,454	135,522	67,856

Net income before cumulative effect of change in accounting principle	239,682	277,749	138,516
Cumulative effect of change in accounting principle	193	—	—

Net income	239,875	277,749	138,516
Series L, M, O and P preferred unit distributions	(13,582)	(7,388)	(7,131)
Series J and K preferred unit distributions	(6,360)	(6,360)	(6,360)
Preferred unit redemption issuance costs	(1,070)	—	—

Net income available to common unitholders	$218,863	$264,001	$125,025

Income available to common unitholders attributable to:
General partner	$209,420	$250,419	$118,340
Limited partners	9,443	13,582	6,685

Net income available to common unitholders	$218,863	$264,001	$125,025

Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption issuance costs)	$1.79	$1.45	$0.66
Discontinued operations	0.59	1.53	0.78
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.38	$2.98	$1.44

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption issuance costs	$1.72	$1.39	$0.64
Discontinued operations	0.57	1.46	0.75
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.29	$2.85	$1.39

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	92,047,678	88,684,262	86,885,250

Diluted	95,444,072	92,508,725	90,120,250

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years ended December 31, 2006, 2005 and 2004
(dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
	(Dollars in thousands, except unit amounts)

Balance as of December 31, 2003	4,300,000	$103,373	81,563,502	$1,553,764	1,600,000	$77,815	4,618,242	$87,667	$1,822,619
Comprehensive income:
Net income	—	7,131	—	118,340	—	6,360	—	6,685
Unrealized gain on securities	—	—	—	(2,058)	—	—	—	—
Currency translation adjustment	—	—	—	(438)	—	—	—	—
Total comprehensive income	—								136,020

Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	—	—	204,556	10,444	—	—	—	—	10,444
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,233,485	27,721	—	—	—	—	27,721

Conversion of operating partnership units to common stock	—	—	17,686	618	—	—	(17,686)	(334)	284
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(646)	—	—	—	—	(646)
Reallocation of interests	—	—	—	1,038	—	—	—	644	1,682
Issuance costs	—	(169)	—	—	—	—	—	—	(169)
Distributions	—	(7,131)	—	(140,847)	—	(6,360)	—	(8,075)	(162,413)

Balance as of December 31, 2004	4,300,000	103,204	83,019,229	1,567,936	1,600,000	77,815	4,600,556	86,587	1,835,542

Comprehensive income:
Net income	—	7,388	—	250,419	—	6,360	—	13,582
Unrealized loss on securities and derivatives	—	—	—	421	—	—	—	—
Currency translation adjustment	—	—	—	(1,846)	—	—	—	—
Total comprehensive income	—								276,324
Contributions	3,000,000	72,344	—	—	—	—	—	—	72,344

Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock			183,216	12,296	—	—	—	—	12,296

Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,033,470	48,472	—	—	—	—	48,472

Conversion of operating partnership units to common stock	—	—	349,579	15,108	—	—	(349,579)	(6,655)	8,453
Forfeiture of common limited partnership units in connection with the forfeiture of	—
restricted stock	—	—	—	(1,869)	—	—	—	—	(1,869)
Reallocation of interests	—	—	—	(891)	—	—	—	746	(145)
Distributions	—	(7,388)	—	(149,295)	—	(6,360)	—	(8,096)	(171,139)

Balance as of December 31, 2005	7,300,000	175,548	85,585,494	1,740,751	1,600,000	77,815	4,250,977	86,164	2,080,278

Comprehensive income:
Net income	—	13,582	—	209,420	—	6,360	—	9,443
Unrealized gain on securities and derivatives	—	—	—	825	—	—	—	—
Currency translation adjustment	—	—	—	(187)	—	—	—	—
Total comprehensive income	—								239,443
Contributions	2,000,000	48,086	—	—	—	—	—	—	48,086

Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	—	—	331,911	20,736	—	—	—	—	20,736

Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,697,315	55,521	—	—	—	—	55,521

Conversion of operating partnership units to common stock	—	—	818,304	45,151	—	—	(800,634)	(15,749)	29,402
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,454)	—	—	—	—	(3,454)
Cumulative effect of change in accounting principle	—			(193)					(193)
Reallocation of interests	—	—	—	37,940	—	—	—	2,910	40,850
Offering costs	—	(217)							(217)
Distributions	—	(13,582)	—	(163,270)	—	(6,360)	—	(7,988)	(191,200)

Balance as of December 31, 2006	9,300,000	$223,417	89,433,024	$1,943,240	1,600,000	$77,815	3,450,343	$74,780	$2,319,252

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239,875	$277,749	$138,516
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(19,134)	(19,523)	(16,281)
Depreciation and amortization	177,824	161,732	136,610
Impairment losses	6,312	—	—
Stock-based compensation amortization	20,736	12,296	10,444
Equity in earnings of unconsolidated joint ventures	(23,240)	(10,770)	(3,781)
Operating distributions received from unconsolidated joint ventures	4,875	2,752	2,971
Gains from dispositions of real estate interest	—	(19,099)	(5,219)
Development profits, net of taxes	(106,389)	(54,811)	(8,528)
Debt premiums, discounts and finance cost amortization, net	8,343	4,172	310
Total minority interests’ share of net income	49,557	62,859	43,786

Discontinued operations:
Depreciation and amortization	2,153	18,572	30,740
Joint venture partners’ share of net income	(426)	8,006	12,707
Gains from dispositions of real estate, net of minority interests	(44,683)	(120,814)	(44,716)
Cumulative effect of change in accounting principle	(193)	—	—
Changes in assets and liabilities:
Accounts receivable and other assets	3,276	(42,379)	(1,154)
Accounts payable and other liabilities	16,969	15,073	944

Net cash provided by operating activities	335,855	295,815	297,349

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and other assets	(24,910)	1,973	(9,749)
Cash paid for property acquisitions	(451,940)	(424,087)	(415,034)
Additions to land, buildings, development costs, building improvements and lease costs	(1,033,941)	(662,561)	(581,168)
Net proceeds from divestiture of real estate	616,343	1,088,737	213,296
Additions to interests in unconsolidated joint ventures	(18,969)	(74,069)	(16,003)
Capital distributions received from unconsolidated joint ventures	34,277	17,483	47,849
Repayment/(issuance) of mortgage receivable	2,874	(7,883)	29,407
Cash transferred to unconsolidated joint venture	(4,294)	—	—

Net cash used in investing activities	(880,560)	(60,407)	(731,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units	55,521	48,472	27,721
Borrowings on secured debt	610,598	386,592	420,565
Payments on secured debt	(483,138)	(327,038)	(98,178)
Borrowings on other debt	65,098	—	—

Payments on other debt	(16,281)	(649)	(600)
Borrowings on unsecured credit facilities	1,291,209	873,627	795,128
Payments on unsecured credit facilities	(944,626)	(697,464)	(747,432)
Payment of financing fees	(11,746)	(10,185)	(13,230)

Net proceeds from issuances of senior debt securities	272,079	—	99,067
Payments on senior debt securities	(150,000)	(28,940)	(21,060)
Net proceeds from issuances of preferred units	48,086	72,344	—
Issuance costs on preferred units	(217)	—	(169)

Repurchase of preferred units	(98,080)	—	—
Cash transferred to unconsolidated joint venture	—	—	(2,897)
Contributions from co-investment partners	189,110	160,544	192,956
Distributions paid to partners	(180,626)	(160,430)	(152,311)

Distributions to minority interests, including preferred units	(163,366)	(418,729)	(89,855)

Net cash provided by/(used in) financing activities	483,621	(101,856)	409,705
Net effect of exchange rate changes on cash	2,966	(10,063)	6,062
Net (decrease) increase in cash and cash equivalents	(58,118)	123,489	(18,286)
Cash and cash equivalents at beginning of period	232,881	109,392	127,678

Cash and cash equivalents at end of period	$174,763	$232,881	$109,392

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$159,389	$174,246	$171,298
Non-cash transactions:
Acquisition of properties	$689,832	$519,106	$695,169
Assumption of secured debt	(134,651)	(74,173)	(210,233)

Assumption of other assets and liabilities	(17,931)	(5,994)	(59,970)
Acquisition capital	(20,061)	(13,979)	(8,097)
Minority interests’ contributions, including units issued	(65,249)	(873)	(1,835)

Net cash paid for acquisitions	$451,940	$424,087	$415,034

Preferred unit redemption issuance costs	$1,070	$—	$—
Contribution of properties to unconsolidated joint ventures, net	$161,967	$27,282	$9,467
Deconsolidation of AMB Institutional Alliance Fund III, L.P.,	$93,876	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

1.	Organization and Formation of the Company

AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), commenced operations shortly before the consummation of the initial public offering of AMB Property Corporation, a Maryland corporation (the “Company”), on November 26, 1997. The Company elected to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Operating Partnership, is engaged in the acquisition, development and operation of industrial properties in key distribution markets throughout North America, Europe and Asia. The Operating Partnership uses the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The Operating Partnership uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which it intends to hold for the long-term. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries and the “Operating Partnership” means AMB Property, L.P. and its other controlled subsidiaries.

As of December 31, 2006, the Company owned an approximate 95.0% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 5.0% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties.

The Operating Partnership enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Operating Partnership with an additional source of capital and income. As of December 31, 2006, the Operating Partnership had investments in five consolidated and four unconsolidated co-investment joint ventures. Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006.

Any references to the number of buildings, square footage, customers and occupancy in the financial statement footnotes are unaudited.

AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, conducts a variety of businesses that also includes development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned direct or indirect subsidiaries of the Operating Partnership.

As of December 31, 2006, the Operating Partnership owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 124.7 million rentable square feet (11.6 million square meters) and 1,108 buildings in 39 markets within twelve countries. Additionally, as of December 31, 2006, the Operating Partnership managed, but did not have a significant

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet. The Operating Partnership’s investment strategy generally targets customers whose business is tied to global trade, which according to the World Trade Organization, has grown more than three times the world domestic product growth rate during the last 20 years. To serve the facility needs of these customers, the Operating Partnership seeks to invest in major distribution markets, transportation hubs and gateways, that generally are tied to global trade, both in the U.S. and internationally.

Of the approximately 124.7 million rentable square feet as of December 31, 2006:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, the Operating Partnership owned or partially owned 964 industrial buildings, principally warehouse distribution buildings, encompassing approximately 100.7 million rentable square feet that were 96.1% leased;

•	on an owned and managed basis, which include investments held on an unconsolidated basis or through unconsolidated joint ventures, the Operating Partnership had investments in 45 industrial development projects which are expected to total approximately 13.7 million rentable square feet upon completion;

•	on a consolidated basis, the Operating Partnership owned nine development projects, totaling approximately 2.7 million rentable square feet that are available for sale or contribution; and

•	through other non-managed unconsolidated joint ventures, the Operating Partnership had investments in 46 industrial operating properties, totaling approximately 7.4 million rentable square feet, and one industrial operating property, totaling approximately 0.2 million square feet which is available for sale or contribution.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership, its wholly-owned taxable REIT subsidiaries and the joint ventures, in which the Operating Partnership has a controlling interest. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has non-controlling partnership interests in unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of leasing activity and the economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded impairment charges of $6.3 million during the year ended December 31, 2006 on certain of its investments.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are located on-tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. The estimated lives and components of depreciation and amortization expense for the years ended December 31 are as follows (dollars in thousands):

Depreciation and Amortization Expense	Estimated Lives	2006	2005	2004

Building costs	5-40 years	$81,565	$85,192	$68,329
Building costs on ground leases	5-40 years	19,173	16,631	31,268
Buildings and improvements:
Roof/HVAC/parking lots	5-40 years	10,016	6,928	6,072
Plumbing/signage	7-25 years	2,469	2,111	1,704
Painting and other	5-40 years	11,479	15,035	13,516
Tenant improvements	Over initial lease term	19,901	21,635	20,246
Lease commissions	Over initial lease term	19,990	21,095	19,655

Total real estate depreciation and amortization		164,593	168,627	160,790
Other depreciation and amortization	Various	15,384	11,677	6,560
Discontinued operations’ depreciation	Various	(2,153)	(18,572)	(30,740)

Total depreciation and amortization from continuing operations		$177,824	$161,732	$136,610

The cost of buildings and improvements includes the purchase price of the property or interest in property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2006, 2005 and 2004 was $42.9 million, $29.5 million and $18.7 million, respectively.

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

Investments in Consolidated and Unconsolidated Joint Ventures.  Minority interests represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, which own properties aggregating approximately 36.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

The Operating Partnership holds interests in both consolidated and unconsolidated joint ventures. The Operating Partnership determines consolidation based on standards set forth in EITF 04-5, Determining Whether

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights or FASB Interpretation No. 46R, Consolidation of Variable Interest Entities “FIN 46”. Based on the guidance set forth in EITF 04-5, the Operating Partnership consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures that are variable interest entities as defined under FIN 46 where the Operating Partnership is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures under EITF 04-5, where the Operating Partnership does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Operating Partnership uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective beginning in the third quarter of 2003; however, the FASB deferred the implementation of SFAS 150 as it applied to certain minority interests in finite-lived entities indefinitely. The disclosure requirements for certain minority interests in finite-lived entities still apply. The Operating Partnership adopted the requirements of SFAS 150 in the third quarter of 2003, and, considering the aforementioned deferral, there was no impact on the Operating Partnership’s financial position, results of operations or cash flows. However, the minority interests associated with certain of the Operating Partnership’s consolidated joint ventures, that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS 150. As of December 31, 2006 and 2005, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $555.2 million and $853.6 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests was approximately $1.0 billion and $1.2 billion, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with property purchases, Section 1031 exchange accounts and debt or real estate tax payments.

Mortgages and Loans Receivable.  Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable of $12.7 million on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable of $6.1 million on G. Accion, an unconsolidated investment. The book value of the mortgages approximates fair value.

Accounts Receivable.  Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $64.6 million and $66.7 million as of December 31, 2006 and 2005, respectively. The Operating Partnership regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

Concentration of Credit Risk.  Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership’s ability to lease space and on the amount of rent

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

received. As of December 31, 2006, the Operating Partnership does not have any material concentration of credit risk due to the diversification of its customers.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the straight-line method over the term of the related loan. As of December 31, 2006 and 2005, deferred financing costs were $20.4 million and $25.0 million, respectively, net of accumulated amortization.

Goodwill and Intangible Assets.  The Operating Partnership has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”, (SFAS 142) goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Operating Partnership tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Operating Partnership determined that there was no impairment to goodwill and intangible assets during the year ended December 31, 2006.

Financial Instruments.  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. For revenues or expenses denominated in nonfunctional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership’s derivative financial instruments in effect at December 31, 2006 were three interest rate swaps hedging cash flows of our variable rate borrowings based on U.S. Libor (USD) and Euribor (Europe). Adjustments to the fair value of these instruments for the year ended December 31, 2006 resulted in a gain of $0.6 million. This gain is included in other assets in the consolidated balance sheet and accumulated other comprehensive loss in the consolidated statements of partners’ capital.

Debt.  The Operating Partnership’s debt includes both fixed and variable rate secured debt, unsecured fixed rate debt, unsecured variable rate debt and credit facilities. Based on borrowing rates available to the Operating Partnership at December 31, 2006, the book value and the estimated fair value of the total debt (both secured and unsecured) was $3.4 billion and $3.5 billion, respectively. The carrying value of the variable rate debt approximates fair value.

Debt Premiums.  Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related debt instrument using the straight-line method. As of December 31, 2006 and 2005, the net unamortized debt premium was $6.3 million and $12.0 million, respectively, and are included as a component of secured debt on the accompanying consolidated balance sheets.

Rental Revenues and Allowance for Doubtful Accounts.  The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Operating Partnership also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Operating Partnership, vacates the premises and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Operating Partnership. In addition, the Operating Partnership nets its allowance for doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $2.9 million, $3.2 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Private Capital Income.  Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by AMB Capital Partners from joint ventures and clients. Private

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

capital income also includes promoted interests and incentive distributions from the Operating Partnership’s co-investment joint ventures. The Operating Partnership received incentive distributions of $22.5 million, of which $19.8 million was from AMB Partners II, L.P., and $26.4 million for the sale of AMB Institutional Alliance Fund I, L.P., respectively, during the years ended December 31, 2006 and 2005.

Other Income.  Other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.

Development Profits, Net of Taxes.  When the Operating Partnership disposes of its real estate entities’ interests, gains reported from the sale of these interests represent either: (i) the sale of partial interests in consolidated co-investment joint ventures to third-party investors for cash or (ii) the sale of partial interests in properties to unconsolidated co-investment joint ventures with third-party investors for cash.

Gains from Dispositions of Real Estate.  Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Discontinued Operations.  The Operating Partnership reported real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Operating Partnership separately reports as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties, which is included in gains from dispositions of real estate, net of minority interests, in the statement of operations. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on the Operating Partnership’s previously reported consolidated financial position, net income or cash flows.

International Operations.  The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries operating in the United States and Mexico. The functional currency for the Operating Partnership’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity is located, mitigating the effect of currency exchange gains and losses. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. For the years ended December 31, 2006, 2005 and 2004, losses resulting from the translation were $0.2 million, $1.8 million and $0.4 million, respectively. These losses are included in accumulated other comprehensive income (loss) as a separate component of partners’ capital.

The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains from remeasurement were $0.8 million, $0.6 million and $0.5 million for the years ended 2006, 2005 and 2004, respectively. These gains are included in the consolidated statements of operations.

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

New Accounting Pronouncements.  In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

This interpretation is effective for fiscal years beginning after December 15, 2006. Based on the Operating Partnership’s evaluation, which is ongoing, the Operating Partnership does not believe that FIN 48 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in order to address the SEC Staff’s concerns over registrant’s exclusive reliance on either the “iron curtain” or balance sheet approach or the “rollover” or income statement approach in quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement and contains guidance on correcting errors under the dual approach. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Operating Partnership’s financial position or results of operations.

3.	Real Estate Acquisition and Development Activity

Acquisition Activity.  During the year ended December 31, 2006, on an owned and managed basis, the Operating Partnership acquired 106 industrial buildings, aggregating approximately 9.8 million square feet for a total expected investment of $834.2 million (includes acquisition costs of $814.1 million and estimated acquisition capital of $20.1 million, unaudited), of which the Operating Partnership acquired 70 buildings through one of its unconsolidated co-investment joint ventures. During 2005, the Operating Partnership acquired 39 industrial buildings, aggregating approximately 6.4 million square feet for a total expected investment of $522.3 million (includes acquisition costs of $508.6 million and estimated acquisition capital of $13.7 million, unaudited).

Development Starts.  During the year ended December 31, 2006, the Operating Partnership initiated 30 new industrial development projects in North America, Europe and Asia with a total expected investment of $914.3 million (unaudited), aggregating approximately 10.4 million square feet. During 2005, the Operating Partnership initiated 30 new industrial development projects in North America, Europe and Asia with a total expected investment of $522.4 million (unaudited), aggregating approximately 7.0 million square feet.

Development Completions.  During the year ended December 31, 2006, the Operating Partnership completed 33 industrial projects with a total investment of $777.8 million (unaudited), aggregating 8.7 million square feet. Seven of these completed projects with a total investment of $90.5 million (unaudited) and aggregating approximately 0.9 million square feet were placed in operations, nine projects with a total investment of $430.3 million (unaudited) and aggregating approximately 3.5 million square feet were contributed to unconsolidated joint ventures, seven projects with a total investment of $57.8 million (unaudited) and aggregating approximately 1.3 million square feet were sold to third parties, and ten projects with a total investment of $199.2 million (unaudited), aggregating approximately 3.0 million square feet were available for sale or contribution as of December 31, 2006. One of these ten projects totaling $13.0 million (unaudited) and approximately 0.2 million square feet is held in an unconsolidated joint venture. During the year ended December 31, 2005, the Operating Partnership completed 15 industrial projects with a total investment of $250.7 million (unaudited), aggregating 4.3 million square feet. Eleven of these completed projects with a total investment of $137.9 million (unaudited) and aggregating approximately 2.5 million square feet were placed in operations, one approximately 0.4 million square foot project with a total investment of $20.1 million (unaudited) was contributed to an unconsolidated joint venture, two projects with a total investment of $60.9 million (unaudited) aggregating approximately 0.8 million square feet were sold to third parties, and one approximately 0.6 million square foot project with an investment of $31.8 million (unaudited) was available for sale or contribution as of December 31, 2005.

Development Pipeline.  As of December 31, 2006, the Operating Partnership had 45 industrial projects in its development pipeline, which will total approximately 13.7 million square feet, and will have an aggregate estimated investment of $1.3 billion (unaudited) upon completion. The Operating Partnership has an additional ten

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

development projects available for sale or contribution totaling approximately 3.0 million square feet, with an aggregate estimated investment of $199.2 million (unaudited). One of these ten projects totaling $13.0 million (unaudited) and approximately 0.2 million square feet is held in an unconsolidated joint venture. As of December 31, 2006, the Operating Partnership and its joint venture partners had funded an aggregate of $814.5 million and needed to fund an estimated additional $481.0 million (unaudited) in order to complete its development pipeline. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the fourth quarter of 2008. In addition, during the year ended December 31, 2006, the Operating Partnership acquired 835 acres of land for industrial warehouse development in North America and Asia for approximately $293.2 million.

4.	Gains from Dispositions of Real Estate Interests, Development Sales and Discontinued Operations

Gains from Dispositions of Real Estate Interests.  On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P. a joint venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen ($415.7 million U.S. dollars, using the exchange rate at December 31, 2006) for an approximate 80% equity interest. The Operating Partnership contributed $106.9 million (using exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to this fund. During 2005, the Operating Partnership recognized a gain of $17.8 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.

On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. During 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC.

Development Sales.  During 2006, the Operating Partnership sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million, resulting in an after-tax gain of $13.3 million. In addition, during 2006, the Operating Partnership received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share.

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

Discontinued Operations.  The Operating Partnership reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties, which is included in gains from dispositions of real estate, net of minority interests, in the statement of operations. Although the application of SFAS No. 144 may affect the presentation of the Operating Partnership’s results of operations for the periods that it has already reported in filings with the SEC, there will be no effect on its previously reported financial position, net income or cash flows.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

During 2006, the Operating Partnership divested itself of 39 industrial buildings, aggregating approximately 3.5 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $44.7 million.

During 2005, the Operating Partnership divested itself of 142 industrial buildings and one retail center, aggregating approximately 9.3 million square feet, for an aggregate price of $926.6 million, with a resulting net gain of $120.8 million. Included in these divestitures is the sale of the assets of AMB Alliance Fund I for $618.5 million. The multi-investor fund owned 100 buildings totaling approximately 5.8 million square feet. The Operating Partnership received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for its 21% interest in the fund. The Operating Partnership also received a net incentive distribution of approximately $26.4 million in cash which is classified under private capital income on the consolidated statement of operations.

During 2004, the Operating Partnership divested itself of 21 industrial buildings, two retail centers and one office building, aggregating approximately 3.1 million square feet, for an aggregate price of $200.3 million, with a resulting net gain of $44.7 million.

Development Contributions.  During 2006, the Operating Partnership contributed a total of nine completed development projects into unconsolidated co-investment joint ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, and three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P. In addition, one land parcel was contributed into AMB DFS Fund I, LLC. As a result of these contributions, the Operating Partnership recognized an aggregate after-tax gain of $94.1 million, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash. These gains are included in development profits, net of taxes, in the statement of operations.

During 2005, the Operating Partnership contributed one approximately 0.4 million square foot completed development project into AMB-SGP Mexico, LLC, and recognized an after-tax gain of $1.9 million.

During 2004, the Operating Partnership contributed one approximately 0.2 million square foot completed development project into AMB-SGP Mexico, LLC, and recognized an after-tax gain of $2.0 million.

Properties Held for Contribution.  As of December 31, 2006, the Operating Partnership held for contribution to co-investment joint ventures nine industrial projects with an aggregate net book value of $154.0 million, which, when contributed to a joint venture, will reduce the Operating Partnership’s current ownership interest from approximately 100% to an expected range of 15-50%.

Properties Held for Divestiture.  As of December 31, 2006, the Operating Partnership held for divestiture four industrial projects with an aggregate net book value of $20.9 million. These properties either are not in the Operating Partnership’s core markets or do not meet its current strategic objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Rental revenues	$14,351	$79,171	$114,970
Straight-line rents and amortization of lease intangibles	589	2,239	2,278
Property operating expenses	(3,267)	(13,179)	(18,265)
Real estate taxes	(1,721)	(9,642)	(14,371)
Depreciation and amortization	(2,153)	(18,572)	(30,740)
General and administrative	(13)	(85)	(113)
Other income and expenses, net	19	165	200
Interest, including amortization	1,540	(17,383)	(18,112)
Joint venture partners’ share of income	426	(8,006)	(12,707)

Income attributable to discontinued operations	$9,771	$14,708	$23,140

As of December 31, 2006 and 2005, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	2006	2005

Other assets	$1	$1
Accounts payable and other liabilities	$286	$1,884

5.	Mortgage and Loan Receivables

Through a wholly-owned subsidiary, the Operating Partnership holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Operating Partnership also holds a loan receivable on G.Accion, S.A. de C.V. (G.Accion), an unconsolidated equity investment. The Operating Partnership’s mortgage and loan receivables at December 31, 2006 and 2005 consisted of the following (dollars in thousands):

Mortgage and Loan Receivables	Market	Maturity	2006	2005	Rate

1 Pier 1	SF Bay Area	May 2026	$12,686	$12,821	13.0%
2 G.Accion	Mexico, Various	March 2010	6,061	8,800	10.0%

Total Mortgage and Loan Receivables			$18,747	$21,621

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

6.	Debt

As of December 31, 2006 and 2005, debt consisted of the following (dollars in thousands):

	2006	2005

Operating Partnership secured debt, varying interest rates from 4.3% to 10.4%, due February 1, 2007 to April 2020 (weighted average interest rate of 5.6% and 4.1% at December 31, 2006 and 2005, respectively)	$368,332	$522,459
Consolidated joint venture secured debt, varying interest rates from 2.9% to 9.4%, due March 2007 to January 2025 (weighted average interest rates of 6.5% and 6.3% at December 31, 2006 and 2005, respectively)	1,020,678	1,378,083
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due January 2007 to June 2018 (weighted average interest rates of 6.2% and 6.2% at December 31, 2006 and December 31, 2005, respectively, and net of unamortized discounts of $10.6 million and $12.5 million, respectively)	1,112,491	975,000
Other debt, varying interest rates from 5.1% to 7.5%, due June 2007 to November 2015 (weighted average interest rates of 6.6% and 8.2% at December 31, 2006 and December 31, 2005, respectively)	88,154	23,963
Unsecured credit facilities, variable interest rate, due February 2010 and June 2010 (weighted average interest rates of 3.1% and 2.2% at December 31, 2006 and 2005, respectively)	852,033	490,072

Total debt before unamortized net premiums (discounts)	3,441,688	3,389,577
Unamortized net premiums (discounts)	(4,273)	11,984

Total consolidated debt	$3,437,415	$3,401,561

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of December 31, 2006 and 2005, the total gross investment book value of those properties securing the debt was $2.6 billion and $3.6 billion, respectively, including $1.9 billion and $2.5 billion, respectively, in consolidated joint ventures. As of December 31, 2006, $1.0 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.1% while the remaining $386.1 million bore interest at variable rates (with a weighted average interest rate of 4.7%).

As of December 31, 2006, the Operating Partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 4.8 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $275.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under the Operating Partnership’s 2006 medium-term note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100.0 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Also included is a $25.0 million promissory note which matures in January 2007. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

As of December 31, 2006, the Operating Partnership had $88.2 million outstanding in other debt which bore a weighted average interest rate of 6.6% and had an average term of 6.1 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of December 31, 2006. The Operating Partnership also had $23.2 million outstanding in other non-recourse debt.

On June 1, 2006, the Operating Partnership entered into a third amended and restated $550.0 million (includes Euros, Yen or U.S. Dollar denominated borrowings) unsecured revolving credit agreement that replaced its then-existing $500.0 million credit facility, which was to mature on June 1, 2007. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line, which matures on June 1, 2010, carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of December 31, 2006, with an annual facility fee of 15 basis points. The four year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. Dollars, Euros, Yen or British Pounds Sterling. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2006, the outstanding balance on the credit facility was $303.7 million and the remaining amount available was $234.6 million, net of outstanding letters of credit of $11.7 million. The outstanding balance included borrowings denominated in Euros, which, using the exchange rate in effect on December 31, 2006, equaled approximately $303.7 million in U.S. dollars. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at December 31, 2006.

On June 23, 2006, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership and as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on December 31, 2006, equaled approximately $377.9 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on December 31, 2006, equaled approximately $293.9 million U.S. dollars. The Company, along with the Operating Partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased to up to 55.0 billion Yen, which, using the exchange rate in effect on December 31, 2006, equaled approximately $461.9 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of December 31, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of December 31, 2006. As of December 31, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2006, was $320.9 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at December 31, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

On June 13, 2006, the Operating Partnership and certain of its consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. The Company, along with the Operating Partnership, guarantees the obligations for such subsidiaries and other entities controlled by the Company or the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of December 31, 2006, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of December 31, 2006, the outstanding balance on this credit facility was approximately $227.4 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at December 31, 2006.

As of December 31, 2006, the scheduled maturities of the Operating Partnership’s total debt, excluding unamortized secured debt premiums and discounts, were as follows (dollars in thousands):

	Operating	Consolidated	Unsecured
	Partnership	Joint Venture	Senior
	Secured	Secured	Debt	Other	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2007	$12,929	$84,815	$100,000	$16,125	$—	$213,869
2008	41,906	173,029	175,000	810	—	390,745
2009	3,536	96,833	100,000	971	—	201,340
2010	69,327	112,918	250,000	941	852,033	1,285,219
2011	3,094	228,708	75,000	1,014	—	307,816
2012	5,085	169,717	—	1,093	—	175,895
2013	38,668	55,168	175,000	65,920	—	334,756
2014	186,864	4,261	—	616	—	191,741
2015	2,174	19,001	112,491	664	—	134,330
2016	4,749	50,648	—	—	—	55,397
Thereafter	—	25,580	125,000	—	—	150,580

Total	$368,332	$1,020,678	$1,112,491	$88,154	$852,033	$3,441,688

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

7.	Leasing Activity

Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2006 was as follows (dollars in thousands):

2007	$488,738
2008	409,728
2009	335,638
2010	264,633
2011	196,729
Thereafter	352,884

Total	$2,048,350

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $143.0 million, $144.0 million and $134.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included as rental revenue and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

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

The following is a reconciliation of net income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Net income available to common unitholders attributable to the general partner	$209,420	$250,419	$118,340
Book depreciation and amortization	177,824	161,732	136,610
Book depreciation discontinued operations	2,153	18,572	30,740
Impairment losses	6,312	—	—
Tax depreciation and amortization	(155,467)	(152,084)	(141,368)
Book/tax difference on gain on divestitures and contributions of real estate	(108,777)	(23,104)	(7,409)
Book/tax difference in stock option expense	(50,030)	(35,513)	(15,069)
Other book/tax differences, net(1)	(3,436)	(35,348)	(14,786)

Taxable income available to common unitholders	$77,999	$184,674	$107,058

(1)	Primarily due to straight-line rent, prepaid rent, joint venture accounting and debt premium amortization timing differences.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

For income tax purposes, distributions paid to common unitholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2006, 2005 and 2004, the Operating Partnership elected to distribute all of its taxable capital gain. The taxability of the Operating Partnership’s distributions to common unitholders is summarized below:

	2006		2005		2004

Ordinary income	$0.53	38.4%	$0.50	23.0%	$0.78	46.1%
Capital gains	0.16	11.6%	1.34	61.1%	0.37	21.9%
Unrecaptured Section 1250 gain	0.20	14.4%	0.35	15.9%	0.15	8.9%
Dividends paid or payable	0.89	64.4%	2.19	100.0%	1.30	76.9%

Return of capital	0.49	35.6%	—	0.0%	0.39	23.10

Total distributions	$1.38	100.0%	$2.19	100.0%	$1.69	100.0%

9.	Minority Interests in Consolidated Joint Ventures and Preferred Units

Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 36.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006.

The Operating Partnership enters into co-investment joint ventures with institutional investors. The Operating Partnership’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets in North America.

The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt in properties at December 31, 2006 and 2005 (dollars in thousands) were:

		Operating
		Partnership’s	Total Investment
		Ownership	in Real Estate(1)		Property Debt(2)		Other Debt
Co-investment Joint Venture	Joint Venture Partner	Percentage	2006	2005	2006	2005	2006	2005

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,942	$99,722	$20,605	$40,710	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	679,138	592,115	323,532	291,684	65,000	—
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	444,990	436,713	235,480	239,944	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	519,534	507,493	243,263	245,056	—	—
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	153,563	146,007	78,904	63,143	—	—
AMB Institutional Alliance Fund III, L.P.(7)	AMB Institutional Alliance REIT III, Inc.	23%	—	749,634	—	421,290	—	—

Total			$1,850,167	$2,531,684	$901,784	$1,301,827	$65,000	$—

(1)	The Operating Partnership also had other consolidated joint ventures with total investments in real estate of $579.3 million as of December 31, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

(2)	The Operating Partnership also had other consolidated joint ventures with property debt of $123.6 million as of December 31, 2006.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of December 31, 2006.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	AMB Institutional Alliance Fund III, L.P., is an open-ended co-investment partnership formed in 2004 with institutional investors, which effective October 1, 2006, was deconsolidated on a prospective basis.

The following table details the minority interests as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Joint venture partners	$555,201	$853,643
Held through AMB Property II, L.P.:
Class B Limited Partners	27,281	2,950
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (repurchased in June 2006)	—	10,788
Series F preferred units (repurchased in September 2006)	—	9,900
Series H preferred units (repurchased in March 2006)	—	40,912
Series I preferred units (liquidation preference of $25,500)	24,799	24,800
Series N preferred units (repurchased in January 2006)	—	36,479

Total minority interests	$684,965	$1,057,156

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the years ending December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004

Joint venture partners	$37,975	$36,401	$29,360
Joint venture partners’ share of development profits	665	11,230	523
Held through AMB Property II, L.P.:
Class B common limited partnership units	815	115	102
Series D preferred units (liquidation preference of $79,767)	6,182	6,182	6,182
Series E preferred units (repurchased in June 2006)	392	854	854
Series F preferred units (repurchased in September 2006)	546	800	800
Series H preferred units (repurchased in March 2006)	815	3,413	3,413
Series I preferred units (liquidation preference of $25,500)	2,040	2,040	2,040
Series N preferred units (repurchased in January 2006)	127	1,824	512

Total minority interests’ share of net income	$49,557	$62,859	$43,786

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

10.	Investments in Unconsolidated Joint Ventures

The Operating Partnership’s investment in unconsolidated joint ventures at December 31, 2006 and 2005 totaled $274.4 million and $118.7 million, respectively. The Operating Partnership’s exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments and guarantees of $170.5 million on loans on three of its unconsolidated joint ventures.

The Operating Partnership’s unconsolidated joint ventures’ net equity investments at December 31, 2006 and 2005 (dollars in thousands) were:

				Operating
				Partnership’s
	Square			Ownership
Unconsolidated Joint Ventures	Feet	2006	2005	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC(1)	2,737,515	$7,601	$16,218	20%
AMB Japan Fund I, L.P.(2)	3,814,773	31,811	10,112	20%
AMB Institutional Alliance Fund III, L.P.(3)	13,963,806	136,971	—	23%
AMB DFS Fund I, LLC(4)	N/A	11,700	—	15%
Other Industrial Operating Joint Ventures	7,684,931	47,955	41,520	53%
Other Industrial Development Joint Ventures	N/A	—	6,176
Other Investment — G.Accion(5)	N/A	38,343	44,627	39%

Total Unconsolidated Joint Ventures	28,201,025	$274,381	$118,653

(1)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $5.5 million of shareholder loans outstanding at December 31, 2006 between the Operating Partnership and the co-investment partnership.

(2)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors.

(3)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Operating Partnership accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(5)	The Operating Partnership has a 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

The table below presents summarized financial information of the Operating Partnership’s unconsolidated joint ventures as of and for the years ended December 31, 2006, 2005 and 2004:

								Income (loss)
	Net							from	Net
	Investment	Total	Total	Total	Minority			Continuing	Income
2006	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	Operations	(loss)

Co-Investment Joint Ventures:
AMB-SGP Mexico, LLC(1)	$158,959	$172,533	$106,700	$162,963	$1,082	$8,488	$14,514	$(6,796)	$(6,796)
AMB Japan Fund I, L.P.(2)	595,859	673,811	450,270	483,835	48,570	141,406	19,217	1,716	1,716
AMB Institutional Alliance Fund III, L.P.(3)	1,279,564	1,318,709	675,500	714,072	3,090	601,547	80,160	12,691	33,842
AMB DFS Fund I, LLC(4)	78,450	78,475	—	—	—	78,475	—	—	—
Other Industrial Operating Joint Ventures	223,679	241,085	184,423	193,394	—	47,691	37,238	11,529	26,139
Other Investments:
G. Accion(5)	9,536	158,733	14,881	45,380	1,610	111,743	18,294	(51,399)	21,532

Total Unconsolidated Joint Ventures	$2,346,047	$2,643,346	$1,431,774	$1,599,644	$54,352	$989,350	$169,423	$(32,259)	$76,433

								Income (loss)
	Net							from	Net
	Investment	Total	Total	Total	Minority			Continuing	Income
2005	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	Operations	(loss)

Co-Investment Joint Ventures:
AMB-SGP Mexico, LLC(1)	$105,123	$127,509	$65,351	$86,522	$81,663	$(40,676)	$9,288	$(4,892)	$(4,892)
AMB Japan Fund I, L.P.(2)	121,161	161,469	73,893	106,008	10,043	45,418	6,736	871	871
Other Industrial Operating Joint Ventures	279,526	297,874	232,503	239,335	—	58,539	42,031	9,659	9,713
Other Industrial Development Joint Ventures	33,190	34,542	21,596	22,856	5,471	6,216	732	(305)	(305)
Other Investments:
G. Accion(5)	116,549	249,193	91,730	126,456	832	121,905	49,605	(33,977)	1,750

Total Unconsolidated Joint Ventures	$655,549	$870,587	$485,073	$581,177	$98,009	$191,402	$108,392	$(28,644)	$7,137

								Income (loss)
	Net							from	Net
	Investment	Total	Total	Total	Minority			Continuing	Income
2004	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	Operations	(loss)

Co-Investment Joint Ventures:
AMB-SGP Mexico, LLC(1)	$73,300	$103,223	$16,405	$46,870	$48,631	$7,722	$—	$—	$—
Other Industrial Operating Joint Ventures	275,269	290,734	223,215	230,224	—	60,510	38,112	6,765	7,471
Other Industrial Development Joint Ventures	31,640	35,287	27,664	29,360	3,108	2,818	—	(3)	(3)

Total Unconsolidated Joint Ventures	$380,209	$429,244	$267,284	$306,454	$51,739	$71,050	$38,112	$6,762	$7,468

(1)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $5.5 million of shareholder loans outstanding at December 31, 2006 between the Operating Partnership and the co-investment partnership.

(2)	AMB Japan Fund I is a co-investment partnership formed in 2005 with institutional investors.

(3)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Operating Partnership accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(5)	The Operating Partnership has a 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

On December 30, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. During 2006, the Operating Partnership recognized development profits of $5.1 million from the contribution of two completed development projects for $56.4 million aggregating approximately 0.8 million square feet. During 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC during 2004. During 2005, the Operating Partnership recognized development profits of $1.9 million from the contribution of one industrial building for $23.6 million aggregating approximately 0.4 million square feet.

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which joint venture the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $415.7 million in U.S. dollars, using the exchange rate at December 31, 2006) for an approximate 80% equity interest. During 2006, the Operating Partnership recognized development profits of $77.9 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash from the contribution to the joint venture of four completed development projects for $486.2 million (using the exchange rates in effect at contribution) aggregating approximately 2.6 million square feet. During 2005, the Operating Partnership contributed to the joint venture $106.9 million (using the exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet and recognized a gain of $17.6 million on the contribution, representing the portion of the Operating Partnership’s interest in the contributed property acquired by the third-party investors for cash.

Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During 2006, the Operating Partnership recognized development profits of $10.3 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash from the contribution to the joint venture of three completed development projects for approximately $64.8 million aggregating approximately 0.6 million square feet.

On October 17, 2006, the Operating Partnership formed AMB DFS Fund I, LLC, a merchant development joint venture with GE Real Estate (“GE”), in which joint venture the Operating Partnership retained an approximate 15% interest. The joint venture will have total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Operating Partnership identifies as its target markets. GE and the Operating Partnership have committed $425.0 million and $75.0 million of equity, respectively. During 2006, the Operating Partnership contributed a land parcel with a contribution value of approximately $77.5 million to this fund and recognized development profits of approximately $0.8 million on the contribution, representing the portion of its interest in the contributed land parcel acquired by the third-party investor for cash.

Under the agreements governing the joint ventures, the Operating Partnership and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

The Operating Partnership also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Operating Partnership’s office space in the San Francisco Bay Area. The investment is not consolidated because the Operating Partnership does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Operating Partnership has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the joint venture agreement. As of December 31, 2006, the Operating

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

Partnership also had an approximate 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of December 31, 2006, a subsidiary of the Operating Partnership also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment of approximately $2.7 million and $2.6 million, respectively, is included in other assets on the consolidated balance sheets as of December 31, 2006 and 2005.

11.	Partners’ Capital

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. In November 2006, AMB Property II L.P., issued 1,130,835 of its class B common limited partnership units in connection with a property acquisition which resulted in a reallocation of partnership interest. During 2006, the Operating Partnership redeemed 818,304 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

On September 21, 2006, AMB Property II, L.P., repurchased all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.0 million, including accrued and unpaid distributions. In connection with this repurchase, the Company reclassified all of its 267,439 shares of 7.95% Series F Cumulative Redeemable Preferred Stock as preferred stock.

On June 30, 2006, AMB Property II, L.P., repurchased all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.9 million, including accrued and unpaid distributions. In connection with this repurchase, the Company reclassified all of its 220,440 shares of 7795% Series E Cumulative Redeemable Preferred Stock as preferred stock.

On March 21, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $42.8 million, including accrued and unpaid distributions. In connection with this repurchase, the Company reclassified all of its 840,000 shares of 8.125% Series H Cumulative Redeemable Preferred Stock as preferred stock.

As of December 31, 2006, $145.3 million in preferred units with a weighted average rate of 7.85%, issued by the Operating Partnership, were callable under the terms of the partnership agreement and $40.0 million in preferred units with a weighted average rate of 7.95% become callable in 2007.

On August 25, 2006, the Company issued and sold 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.7125 per annum. The series P preferred stock is redeemable by the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

Company on or after August 25, 2011, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $48.1 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units.

On December 13, 2005, the Company issued and sold 3,000,000 shares of 7.00% Series O Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.75 per annum. The series O preferred stock is redeemable by the Company on or after December 13, 2010, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $72.3 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units.

On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and the Operating Partnership’s subsidiary, owns an approximate 1.0% partnership interest as the sole general partner and the Operating Partnership owns an approximate 92% partnership interest, excluding preferred units, issued 729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution to AMB Property II, L.P of certain parcels of land that are located in multiple markets. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with the Operating Partnership, and sold all of its series N preferred units to the Operating Partnership for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from the Operating Partnership at an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.

On November 25, 2003, the Company issued and sold 2,300,000 shares of 6.75% Series M Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. The series M preferred stock is redeemable by the Company on or after November 25, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $55.4 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,300,000 6.75% Series M Cumulative Redeemable Preferred Units.

On June 23, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $48.0 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem all 3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.

In December 2005, the Company’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. The Company did not repurchase or retire any shares of its common stock during the year ended December 31, 2006.

As of December 31, 2006, the Operating Partnership had outstanding 89,433,024 common general partnership units; 3,450,343 common limited partnership units; 800,000 7.95% Series J Cumulative Redeemable Preferred

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

Partnership Units; 800,000 7.95% Series K Cumulative Redeemable Preferred Partnership Units; 2,000,000 6.5% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6.75% Series M Cumulative Redeemable Preferred Partnership Units 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

The following table sets forth the distributions paid per unit:

Paying Entity	Security	2006	2005	2004

AMB Property, L.P.	Common limited partnership units	$1.84	$1.76	$1.70
AMB Property, L.P.	Series J preferred units	$3.98	$3.98	$3.98
AMB Property, L.P.	Series K preferred units	$3.98	$3.98	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$1.84	$1.76	$1.70
AMB Property II, L.P.	Series D preferred units	$3.88	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units(1)	$1.78	$3.88	$3.88
AMB Property II, L.P.	Series F preferred units(2)	$2.72	$3.98	$3.98
AMB Property II, L.P.	Series H preferred units(3)	$0.97	$4.06	$4.06
AMB Property II, L.P.	Series I preferred units	$4.00	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units(4)	$0.22	$2.50	$0.70

(1)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding Series E preferred units.

(2)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding Series F preferred units.

(3)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding Series H preferred units.

(4)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

12.	Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan

Stock Incentive Plans.  The Company and the Operating Partnership have stock option and incentive plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. When the Company issues restricted stock or stock options are exercised, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has reserved for issuance 18,950,000 shares of common stock under its Stock Incentive Plans. As of December 31, 2006, the Company had 6,843,025 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.

The Operating Partnership adopted SFAS No. 123R, Share Based Payment, on January 1, 2006. The Operating Partnership opted to utilize the modified prospective method of transition in adopting SFAS No. 123R. The effect of this change from applying the original expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operating and financing activities. The Operating Partnership recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of January 1, 2006 to reflect the change in accounting for forfeitures. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Operating Partnership will recognize the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

associated expense over the three to five-year vesting periods. For the years ended December 31, 2006, 2005 and 2004, under SFAS No. 123R or SFAS No. 123, related stock option expense was $6.8 million, $4.8 million and $4.0 million, respectively. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. During the years ended December 31, 2006, 2005 and 2004, related restricted stock compensation expense was $13.9 million, $7.5 million and $6.4 million, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2006, the Operating Partnership had $5.1 million of total unrecognized compensation cost related to unvested options granted under the Stock Incentive Plans which is expected to be recognized over a weighted average period of 1 year. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Operating Partnership’s income before income taxes and net income for the year ended December 31, 2006 is $0.5 million higher than if the Operating Partnership had continued to account for share-based compensation under the original provisions of SFAS No. 123. Basic earnings per unit for the year ended December 31,2006 would have decreased to $2.37 and diluted earnings per unit would have been the same as the reported number at $2.29, if the Operating Partnership had not adopted SFAS No. 123R.

SFAS No. 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Operating Partnership does not have any such excess tax benefits.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and employee termination within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following assumptions are used for grants during the years ended December 31, 2006, 2005 and 2004, respectively: dividend yields of 3.5%, 4.5% and 4.8%; expected volatility of 17.9%, 17.5% and 18.6%; risk-free interest rates of 4.6%, 3.8% and 3.6%; and expected lives of six, seven and seven years, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

Following is a summary of the option activity for the year ended December 31, 2006 (options in thousands):

	Shares	Weighted	Options
	Under	Average	Exercisable
	Option	Exercise Price	at Year End

Outstanding as of December 31, 2003	10,286	$23.92	7,210

Granted	1,253	34.88
Exercised	(1,233)	22.45
Forfeited	(85)	29.43

Outstanding as of December 31, 2004	10,221	25.40	7,841

Granted	1,086	38.94
Exercised	(2,033)	24.24
Forfeited	(126)	35.32

Outstanding as of December 31, 2005	9,148	27.14	7,237

Granted	874	51.89
Exercised	(3,081)	24.16
Forfeited	(98)	42.18

Outstanding as of December 31, 2006	6,843	$31.42	5,404

Remaining average contractual life	6.0 years

Fair value of options granted during the year	$8.54

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2006 (options in thousands):

			Weighted
			Average	Currently Exercisable
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$20.19 - $24.69	1,937	$22.52	3.4	1,936	$22.52
$25.06 - $30.81	2,293	27.10	5.8	2,291	27.10
$30.81 - $44.65	1,774	37.06	7.6	1,004	36.61
$44.65 - $61.35	839	51.89	9.2	173	51.92

	6,843			5,404

The following table summarizes additional information concerning unvested stock options at December 31, 2006 (options in thousands):

		Weighted
	Number	Average
Unvested Options	of Options	Exercise Price

Unvested at December 31, 2005	1,912	$27.14
Granted	874	51.89
Vested	(1,250)	36.23
Forfeited	(97)	42.15

Unvested at December 31, 2006	1,439	$43.54

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

Cash received from options exercised during the years ended December 31, 2006, 2005 and 2004 was $55.5 million, $48.5 million and $27.7 million, respectively. There were no excess tax benefits realized for the tax deductions from option exercises during the years ended December 31, 2006, 2005 and 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $88.1 million, $38.1 million and $17.5 million, respectively. The total intrinsic value of options outstanding and exercisable as of December 31, 2006 was $146.4 million.

The Company issued 450,352, 262,394 and 227,609 shares of restricted stock, respectively, to certain officers of the Company as part of the pay-for-performance pay program and in connection with employment with the Company during the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of restricted shares was $23.3 million, $10.2 million and $8.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, 99,587 shares of restricted stock had been forfeited. The 611,549 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

The following table summarizes additional information concerning unvested restricted shares at December 31, 2006 (shares in thousands):

		Weighted Average
		Grant Date
Unvested Shares	Shares	Fair Value

Unvested at December 31, 2005	548	$34.41
Granted	450	51.92
Vested	(330)	35.97
Forfeited	(56)	45.68

Unvested at December 31, 2006	612	$45.43

As of December 31, 2006, there was $24.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.96 years. The total fair value of shares vested, based on the market price on the vesting date, for the years ended December 31, 2006 and 2005 was $17.4 million and $9.8 million, respectively.

401(k) Plan.  In November 1997, the Company and the Operating Partnership established a Section 401(k) Savings and Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Operating Partnership and any designated affiliates. During 2006 and 2005, the 401(k) Plan permitted eligible employees of the Operating Partnership to defer up to 20% of their annual compensation (as adjusted under the terms of the 401(k) Plan), subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2006 and 2005, the Operating Partnership matched employee contributions under the 401(k) Plan in an amount equal to 50% of the first 6.0% of annual compensation deferred by each employee, up to a maximum match by the Operating Partnership of $6,600 and $6,300 per year, respectively, for each participating employee.

Matching contributions made by the Operating Partnership vest fully one year after the commencement of an employee’s employment with the Operating Partnership. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. In 2006, 2005 and 2004, the Company paid $0.8 million, $0.7 million and $0.5 million, respectively, for its 401(k) match. No discretionary contributions were made by the Operating Partnership to the 401(k) Plan in 2006, 2005 and 2004.

Deferred Compensation Plans.  The Company and the Operating Partnership established two non-qualified deferred compensation plans for eligible officers and directors of the Company and certain of its affiliates, which enable eligible participants to defer income from their U.S. payroll up to 100% of annual base pay, up to 100% of

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

annual bonuses, up to 100% of their meeting fees and/or committee chairmanship fees, and up to 100% of certain equity-based compensation, as applicable, subject to restrictions, on a pre-tax basis. This deferred compensation is our unsecured obligation. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2006, 2005 or 2004. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2006 and 2005, the total fair value of compensation deferred was $70.2 million and $20.9 million, respectively.

13.	Income Per Unit

When the Company issues restricted stock or stock options are exercised, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the years ended December 31, 2006, 2005 and 2004 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per share (“EPS”) is presented below (dollars in thousands, except unit and per unit amounts):

	2006	2005	2004

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$185,228	$142,227	$70,660
Preferred unit distributions	(19,942)	(13,748)	(13,491)
Preferred unit issuance costs	(1,070)	—	—

Income from continuing operations before cumulative effect of change in accounting principle (after preferred unit distributions)	164,216	128,479	57,169
Total discontinued operations	54,454	135,522	67,856
Cumulative effect of change in accounting principle	193	—	—

Net income available to common unitholders	$218,863	$264,001	$125,025

Denominator
Basic	92,047,678	88,684,262	86,885,250
Stock options and restricted stock dilution(1)	3,396,394	3,824,463	3,235,000

Diluted weighted average common units	95,444,072	92,508,725	90,120,250

Basic income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$1.79	$1.45	$0.66
Discontinued operations	0.59	1.53	0.78
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.38	$2.98	$1.44

Diluted income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$1.72	$1.39	$0.64
Discontinued operations	0.57	1.46	0.75
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.29	$2.85	$1.39

(1)	Excludes anti-dilutive stock options of 48,196, 56,463 and 62,380, respectively, for the years ended December 31, 2006, 2005, and 2004.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

14.	Commitments and Contingencies

Commitments

Lease Commitments.  The Operating Partnership holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 55 years. Buildings and improvements are being amortized ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2006 were as follows (dollars in thousands):

2007	$21,636
2008	22,186
2009	21,506
2010	20,667
2011	20,668
Thereafter	272,483

Total	$379,146

Standby Letters of Credit.  As of December 31, 2006, the Operating Partnership had provided approximately $22.1 million in letters of credit, of which $11.7 million were provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of December 31, 2006, the Operating Partnership had outstanding guarantees in the aggregate amount of $48.2 million in connection with certain acquisitions. As of December 31, 2006, the Operating Partnership guaranteed $26.8 million and $83.2 million on outstanding loans on two of its consolidated joint ventures and two of its unconsolidated joint ventures, respectively. In addition, as of December 31, 2006, the Operating Partnership guaranteed $87.3 million on outstanding property debt related to one of its unconsolidated joint ventures.

Performance and Surety Bonds.  As of December 31, 2006, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $11.4 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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
December 31, 2006 and 2005

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

Captive Insurance Company.  In December 2001, the Operating Partnership formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., (Arcata), which provides insurance coverage for all or a portion of losses below the deductible under the Operating Partnership’s third-party policies. The captive insurance company is one element of the Operating Partnership’s overall risk management program. The Operating Partnership capitalized Arcata in accordance with the applicable regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Operating Partnership’s properties. Annually, the Operating Partnership engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, the Operating Partnership believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

15.	Quarterly Financial Data (Unaudited)

Selected quarterly financial results for 2006 and 2005 were as follows (dollars in thousands, except share and per share amounts):

		Quarter (unaudited)(1)
2006	March 31	June 30	September 30	December 31	Year

Total revenues	$177,711	$177,068	$184,451	$190,666	$729,896
Income before minority interests and discontinued operations cumulative effect of change in accounting principle	32,477	69,522	49,082	83,704	234,785
Total minority interests’ share of income	(12,201)	(11,248)	(14,395)	(11,713)	(49,557)
Income from continuing operations before cumulative effect of change in accounting principle	20,276	58,274	34,687	71,991	185,228
Total discontinued operations	9,900	22,264	1,539	20,751	54,454
Cumulative effect of change in accounting principle	193	—	—	—	193

Net income	30,369	80,538	36,226	92,742	239,875
Preferred unit distributions	(4,686)	(4,685)	(5,030)	(5,541)	(19,942)
Preferred unit redemption (issuance costs)/discount	(1,097)	77	16	(66)	(1,070)

Net income available to common unitholders	$24,586	$75,930	$31,212	$87,135	$218,863

Basic income per common unit(2)
Income from continuing operations	$0.16	$0.59	$0.32	$0.71	$1.79
Discontinued operations	0.11	0.24	0.02	0.22	0.59
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income available to common unitholders	$0.27	$0.83	$0.34	$0.93	$2.38

Diluted income per common unit(2)
Income from continuing operations	$0.16	$0.56	$0.31	$0.69	$1.72
Discontinued operations	0.10	0.24	0.02	0.21	0.57
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income available to common unitholders	$0.26	$0.80	$0.33	$0.90	$2.29

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	90,821,246	91,702,701	92,088,600	93,671,504	92,047,678

Diluted	94,567,680	94,520,866	95,117,597	97,087,889	95,444,072

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

		Quarter (unaudited)(1)
2005	March 31	June 30	September 30	December 31	Year

Total revenues	$152,931	$154,512	$156,819	$196,613	$660,875
Income before minority interests and discontinued operations	40,337	47,011	26,149	91,589	205,086
Total minority interests’ share of income	(22,457)	(12,878)	(12,669)	(14,855)	(62,859)
Income from continuing operations	17,880	34,133	13,480	76,734	142,227
Total discontinued operations	33,000	10,402	18,597	73,523	135,522

Net income	50,880	44,535	32,077	150,257	277,749
Preferred unit distributions	(3,373)	(3,373)	(3,373)	(3,629)	(13,748)

Net income available to common unitholders	$47,507	$41,162	$28,704	$146,628	$264,001

Basic income per common unit(2)
Income from continuing operations	$0.16	$0.35	$0.11	$0.82	$1.45
Discontinued operations	0.38	0.12	0.21	0.82	1.53

Net income available to common unitholders	$0.54	$0.47	$0.32	$1.64	$2.98

Diluted income per common unit(2)
Income from continuing operations	$0.16	$0.34	$0.11	$0.78	$1.39
Discontinued operations	0.36	0.11	0.20	0.79	1.46 ,2

Net income available to common unitholders	$0.52	$0.45	$0.31	$1.57	$2.85

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	87,857,933	88,241,361	89,098,104	89,451,565	88,684,262

Diluted	91,240,898	91,795,834	93,034,016	93,422,964	92,508,725

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

16.	Segment Information

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

Partnership evaluates performance based upon property net operating income of the combined properties in each segment.

The U.S. target markets are listed on the table below. The other U.S. target markets category includes Austin, Baltimore/Washington D.C., Boston, Houston, Minneapolis, and Orlando. The other U.S. non-target markets category captures all of the Operating Partnership’s other U.S. markets, except for those markets listed individually in the table. For the segment information included below, the non-U.S. target markets category includes Belgium, China, France, Germany, Japan, Mexico and the Netherlands.

Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues			Property NOI(1)
Segments	2006	2005	2004	2006	2005	2004

Industrial U.S. hub and gateway markets:
Atlanta	$21,538	$23,270	$32,850	$16,459	$18,161	$25,430
Chicago	55,255	55,085	45,015	38,606	38,105	31,389
Dallas/Fort Worth	16,493	16,791	16,551	11,089	11,491	11,218
Los Angeles	111,191	108,625	106,306	87,708	86,300	83,288
Northern New Jersey/New York	79,940	85,331	64,662	56,283	61,278	45,022
San Francisco Bay Area	86,477	86,631	98,885	68,412	69,005	79,486
Miami	40,311	35,953	36,833	27,678	24,188	24,136
Seattle	38,968	44,368	41,675	30,668	34,394	32,539
On-Tarmac	55,131	56,912	54,425	31,584	33,198	30,596

Total industrial U.S. hub markets	505,304	512,966	497,202	368,487	376,120	363,104
Other U.S. target markets	100,622	113,422	118,205	73,805	81,324	87,076
Other U.S. non-target markets	17,144	20,084	18,061	12,412	14,531	13,811
Non U.S. target markets	56,491	30,762	25,641	43,985	23,942	20,694
Straight-line rents and amortization of lease intangibles	19,134	19,523	16,281	19,134	19,523	16,281
Total other markets	39	1,586	5,358	99	1,153	3,010
Discontinued operations	(14,940)	(81,410)	(117,248)	(9,952)	(58,589)	(84,612)

Total	$683,794	$616,933	$563,500	$507,970	$458,004	$419,364

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	2006	2005	2004

Property NOI	$507,970	$458,004	$419,364
Private capital income	46,102	43,942	12,895
Depreciation and amortization	(177,824)	(161,732)	(136,610)
Impairment losses	(6,312)	—	—
General and administrative	(104,262)	(71,564)	(57,181)
Other expenses	(2,620)	(5,038)	(2,554)
Fund costs	(2,091)	(1,482)	(1,741)
Equity in earnings of unconsolidated joint ventures	23,240	10,770	3,781
Other income	9,423	5,593	4,700
Gains from dispositions of real estate	—	19,099	5,219
Development profits, net of taxes	106,389	54,811	8,528
Interest, including amortization	(165,230)	(147,317)	(141,955)
Total minority interests’ share of income	(49,557)	(62,859)	(43,786)
Total discontinued operations	54,454	135,522	67,856
Cumulative effect of change in accounting principle	193	—	—

Net income	$239,875	$277,749	$138,516

The Operating Partnership’s total assets by market were:

	Total Assets as of
		December 31,
	December 31, 2006	2005

Industrial U.S. hub and gateway markets:
Atlanta	$162,980	$208,751
Chicago	447,995	504,581
Dallas/Fort Worth	140,847	137,112
Los Angeles	897,057	930,917
Northern New Jersey/New York	607,727	756,719
San Francisco Bay Area	707,139	789,129
Miami	370,304	372,728
Seattle	381,306	371,029
On-Tarmac	210,798	245,046

Total industrial U.S. hub markets	3,926,153	4,316,012
Other U.S. target markets	578,251	693,287
Other non-target markets and other	111,556	264,954
Non U.S. target markets	1,428,420	975,960
Total other markets	—	10,277
Investments in unconsolidated joint ventures	274,381	118,653
Non-segment assets	394,751	423,596

Total assets	$6,713,512	$6,802,739

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

17.	Subsequent Event

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Operating Partnership, entered into a loan agreement for a $305 million secured financing. The loan is secured by more than sixty buildings owned by such subsidiaries of AMB-SGP, L.P. $160 million of the loan will be securitized and sold on the open market, and the remaining portion will be held in the lenders’ general accounts. AMB-SGP, L.P. remains a guarantor of certain standard recourse carve-outs under the loan agreement.

On the same day, pursuant to the loan agreement the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note, has a principal of $160 million and an interest rate that is fixed at 5.29%. One is a $40 million note with an interest rate of 81 basis points above the one-month LIBOR rate, a second has a principal of $84 million and a fixed interest rate of 5.90%, and the final note has a principal of $21 million and bears interest at a rate of 135 basis points above the one-month LIBOR rate.

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Atlanta
Airport Plaza	3	GA	IND	$4,275	$1,811	$5,093	$974	$1,811	$6,067	$7,878	$785	2003	5-40
Airport South Business Park	8	GA	IND	16,086	9,200	16,436	14,476	9,200	30,912	40,112	5,341	2001	5-40
Atlanta South Business Park	9	GA	IND	—	8,047	24,180	4,348	8,047	28,528	36,575	7,728	1997	5-40
AMB Garden City Industrial	1	GA	IND	—	441	2,604	147	462	2,730	3,192	213	2004	5-40
South Ridge at Hartsfield	1	GA	IND	3,828	2,096	4,008	1,130	2,096	5,138	7,234	872	2001	5-40
Southfield/KRDC Industrial SG	13	GA	IND	32,177	13,578	35,730	8,591	13,578	44,321	57,899	7,672	1997	5-40
Southside Distribution Center	1	GA	IND	1,064	766	2,480	105	766	2,585	3,351	385	2001	5-40
Sylvan Industrial	1	GA	IND	—	1,946	5,905	724	1,946	6,629	8,575	1,407	1999	5-40
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	389	1,060	3,617	4,677	742	2000	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	737	1,200	4,481	5,681	1,013	1998	5-40
Belden Avenue SGP	3	IL	IND	9,486	5,393	13,655	1,176	5,487	14,737	20,224	3,345	2001	5-40
Bensenville Ind Park	13	IL	IND	—	20,799	62,438	23,187	20,799	85,625	106,424	25,407	1993	5-40
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	561	1,332	4,557	5,889	1,136	1995	5-40
Chancellory Park	8	IL	IND	35,838	24,491	31,848	1,725	24,491	33,573	58,064	1,106	2002	5-40
Chicago Industrial Portfolio	1	IL	IND	—	762	2,285	749	762	3,034	3,796	787	1992	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	206	3,705	3,782	7,487	567	2001	5.40
AMB District Industrial	1	IL	IND	—	703	1,338	173	703	1,511	2,214	191	2004	5-40
Elk Grove Village SG	10	IL	IND	15,948	7,059	21,739	5,095	7,059	26,834	33,893	5,928	2001	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	1,599	1,399	5,835	7,234	1,727	1997	5-40
AMB Golf Distribution	1	IL	IND	13,922	7,740	16,749	823	7,740	17,572	25,312	1,207	2005	5-40
Hamilton Parkway	1	IL	IND	—	1,554	4,408	563	1,554	4,971	6,525	1,254	1995	5-40
Hintz Building	1	IL	IND	—	420	1,259	402	420	1,661	2,081	428	1998	5-40
Itasca Industrial Portfolio	5	IL	IND	—	3,830	11,537	2,958	3,830	14,495	18,325	4,703	1994	5-40
AMB Kehoe Industrial	1	IL	IND	—	2,000	3,006	—	2,000	3,006	5,006	39	2006	5-40
Melrose Park Distribution Ctr	1	IL	IND	—	2,936	9,190	2,398	2,936	11,588	14,524	3,892	1995	5-40
NDP — Chicago	3	IL	IND	—	1,496	4,487	1,271	1,496	5,758	7,254	1,744	1998	5-40
AMB Nicholas Logistics Center	1	IL	IND	—	4,681	5,811	1,883	4,681	7,694	12,375	798	2001	5-40
AMB O’Hare	14	IL	IND	8,987	2,924	8,995	3,002	2,924	11,997	14,921	2,511	2001	5-40
O’Hare Industrial Portfolio	12	IL	IND	—	5,497	20,238	1,806	5,497	22,044	27,541	5,963	1996	5-40
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	806	4,551	3,958	8,509	371	2002	5-40
AMB Port O’Hare	2	IL	IND	5,739	4,913	5,761	1,300	4,913	7,061	11,974	1,567	2001	5-40
AMB Sivert Distribution	1	IL	IND	—	857	1,377	744	857	2,121	2,978	260	2004	5-40
Stone Distribution Center	1	IL	IND	2,781	2,242	3,266	801	2,242	4,067	6,309	463	2003	5-40
AMB Territorial Industrial	1	IL	IND	—	954	3,451	5	954	3,456	4,410	53	2006	5-40
Thorndale Distribution	1	IL	IND	5,252	4,130	4,216	531	4,130	4,747	8,877	731	2002	5-40
Touhy Cargo Terminal	1	IL	IND	5,056	2,800	110	4,615	2,800	4,725	7,525	450	2002	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

West O’Hare CC	2	IL	IND	5,892	8,523	14,848	1,761	8,523	16,609	25,132	1,732	2001	5-40
Windsor Court	1	IL	IND	—	766	2,338	165	766	2,503	3,269	612	1997	5-40
Wood Dale Industrial SG	5	IL	IND	8,227	2,868	9,166	1,482	2,868	10,648	13,516	1,993	2001	5-40
Yohan Industrial	3	IL	IND	4,364	5,904	7,323	1,656	5,904	8,979	14,883	1,349	2003	5-40
Dallas/Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,696	1,312	899	4,008	4,907	1,228	1998	5-40
Dallas Industrial	12	TX	IND	—	5,938	17,836	5,980	5,938	23,816	29,754	7,856	1994	5-40
Greater Dallas Industrial Port	4	TX	IND	—	4,295	14,285	3,971	4,295	18,256	22,551	5,676	1997	5-40
Lincoln Industrial Center	1	TX	IND	—	671	2,052	1,426	671	3,478	4,149	760	1994	5-40
Lonestar Portfolio	6	TX	IND	15,414	6,451	19,360	4,978	6,451	24,338	30,789	4,115	1994	5-40
Northfield Dist. Center	7	TX	IND	21,453	9,313	27,388	3,676	9,313	31,064	40,377	3,519	2002	5-40
Richardson Tech Center SGP	2	TX	IND	4,810	1,522	5,887	2,425	1,522	8,312	9,834	1,116	2001	5-40
Valwood Industrial	2	TX	IND	—	1,983	5,989	2,476	1,983	8,465	10,448	2,745	1994	5-40
West North Carrier Parkway	1	TX	IND	—	1,375	4,165	1,275	1,375	5,440	6,815	1,676	1993	5-40
Los Angeles
Activity Distribution Center	4	CA	IND	—	3,736	11,248	3,293	3,736	14,541	18,277	3,914	1994	5-40
Anaheim Industrial Property	1	CA	IND	—	1,457	4,341	940	1,457	5,281	6,738	1,420	1994	5-40
Artesia Industrial	23	CA	IND	—	21,764	65,270	15,301	21,764	80,571	102,335	21,873	1996	5-40
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915	1,415	6,904	14,330	21,234	2,286	2001	5-40
Cabrillo Distribution Center	1	CA	IND	11,794	7,563	11,177	41	7,563	11,218	18,781	1,134	2002	5-40
Carson Industrial	12	CA	IND	—	4,231	10,418	6,664	4,231	17,082	21,313	3,713	1999	5-40
Carson Town Center	2	CA	IND	—	6,565	3,210	15,604	6,565	18,814	25,379	3,365	2000	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	1,111	2,711	9,302	12,013	1,645	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	231	2,529	7,882	10,411	1,206	2000	5-40
Eaves Distribution Center	3	CA	IND	14,341	11,893	12,708	3,317	11,893	16,025	27,918	3,239	2001	5-40
Fordyce Distribution Center	1	CA	IND	7,054	5,835	10,985	917	5,835	11,902	17,737	1,346	2001	5-40
Ford Distribution Cntr	7	CA	IND	—	24,557	22,046	5,261	24,557	27,307	51,864	4,750	2001	5-40
Harris Bus Ctr Alliance II	9	CA	IND	31,095	20,772	31,050	4,370	20,863	35,329	56,192	6,706	2000	5-40
Hawthorne LAX Cargo AMBPTNII	1	CA	IND	7,952	2,775	8,377	519	2,775	8,896	11,671	1,436	2000	5-40
LA Co Industrial Port SGP	6	CA	IND	21,596	9,430	29,242	6,600	9,432	35,840	45,272	5,700	2001	5-40
LAX Gateway	1	CA	IND	15,960	—	26,814	425	—	27,239	27,239	3,093	2004	5-40
Los Nietos Business Center SG	4	CA	IND	7,504	2,488	7,751	1,103	2,488	8,854	11,342	1,635	2001	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	1,751	1,613	6,630	8,243	1,910	1993	5-40
NDP — Los Angeles	6	CA	IND	—	5,948	17,844	4,879	5,948	22,723	28,671	5,520	1998	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,491	3,095	2,398	10,586	12,984	2,370	2000	5-40
Northpointe Commerce	2	CA	IND	—	1,773	5,358	788	1,773	6,146	7,919	1,646	1993	5-40
Pioneer-Alburtis	5	CA	IND	7,821	2,422	7,166	1,302	2,422	8,468	10,890	1,645	2001	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Park One at LAX, LLC	0	CA	IND	—	75,000	431	67	75,000	498	75,498	64	2002	5-40
Slauson Dist. Ctr. AMBPTNII	8	CA	IND	24,706	7,806	23,552	6,163	7,806	29,715	37,521	5,307	2000	5-40
Spinnaker Logistics	1	CA	IND	12,934	12,198	17,276	1,737	12,198	19,013	31,211	417	2004	5-40
AMB Starboard Distribution Ctr	1	CA	IND	—	19,683	17,387	2,069	19,683	19,456	39,139	1,160	2005	5-40
Sunset Dist. Center	3	CA	IND	13,725	13,360	2,765	10,022	13,360	12,787	26,147	1,311	2002	5-40
Systematics	1	CA	IND	—	911	2,773	711	911	3,484	4,395	1,161	1993	5-40
Torrance Commerce Center	6	CA	IND	—	2,045	6,136	1,604	2,045	7,740	9,785	2,281	1998	5-40
AMB Triton Distribution Center	1	CA	IND	9,700	6,856	7,135	1,243	6,856	8,378	15,234	351	2005	5-40
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	15,714	9,393	24,355	33,748	5,463	2000	5-40
Walnut Drive	1	CA	IND	—	964	2,918	814	964	3,732	4,696	1,065	1997	5-40
Watson Industrial Center AFdII	1	CA	IND	4,270	1,713	5,321	1,378	1,713	6,699	8,412	1,252	2001	5-40
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	4,525	3,849	16,130	19,979	4,284	1999	5-40
Miami
Beacon Centre	18	FL	IND	65,798	31,704	96,681	26,393	31,704	123,074	154,778	24,905	2000	5-40
Beacon Centre — Headlands	1	FL	IND	—	2,523	7,669	1,288	2,523	8,957	11,480	1,637	2000	5-40
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	9,388	10,105	40,825	50,930	9,881	1996	5-40
Beacon Lakes	1	FL	IND	7,544	1,689	8,133	878	1,689	9,011	10,700	822	2002	5-40
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	2,439	4,945	17,314	22,259	4,486	1996	5-40
Cobia Distribution Center	2	FL	IND	7,800	1,792	5,950	2,292	1,792	8,242	10,034	534	2004	5-40
Dolphin Distribution Center	1	FL	IND	2,819	1,581	3,602	1,652	1,581	5,254	6,835	295	2003	5-40
Gratigny Distribution Center	1	FL	IND	3,766	1,551	2,380	1,306	1,551	3,686	5,237	513	2003	5-40
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	931	1,076	3,100	4,176	408	2003	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	5,068	6,400	24,702	31,102	4,956	1999	5-40
Panther Distribution Center	1	FL	IND	3,865	1,840	3,252	1,391	1,840	4,643	6,483	482	2003	5-40
Sunrise Industrial	3	FL	IND	7,415	4,573	17,088	2,155	4,573	19,243	23,816	3,104	1998	5-40
Tarpon Distribution Center	1	FL	IND	3,008	884	3,914	531	884	4,445	5,329	450	2004	5-40
No. New Jersey/New York City
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	4,975	5,449	19,433	24,882	4,253	2000	5-40
Dellamor	8	NJ	IND	13,662	12,061	11,577	2,674	12,061	14,251	26,312	2,084	2002	5-40
Docks Corner SG (Phase II)	1	NJ	IND	34,068	13,672	22,516	20,624	13,672	43,140	56,812	7,672	2001	5-40
Fairfalls Portfolio	28	NJ	IND	32,984	20,381	45,038	6,351	20,381	51,389	71,770	5,121	2004	5-40
Fairmeadows Portfolio	20	NJ	IND	30,058	22,932	35,522	7,935	22,932	43,457	66,389	4,437	2003	5-40
Jamesburg Road Corporate Park	3	NJ	IND	20,605	11,700	35,101	6,141	11,700	41,242	52,942	11,070	1998	5-40
JFK Air Cargo	15	NY	IND	—	16,944	45,694	8,664	16,944	54,358	71,302	11,696	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,251	1,240	2,350	8,491	10,841	1,798	2000	5-40
AMB JFK Airgate Center	4	NY	IND	12,770	5,980	26,393	2,570	5,980	28,963	34,943	2,070	2005	5-40
Linden Industrial	1	NJ	IND	—	900	2,753	1,617	900	4,370	5,270	1,057	1999	5-40
Mahwah Corporate Center	4	NJ	IND	—	7,068	22,086	5,886	7,068	27,972	35,040	5,604	1998	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Mooncreek Distribution Center	1	NJ	IND	—	2,958	7,924	166	2,958	8,090	11,048	662	2004	5-40
Meadowlands ALFII	3	NJ	IND	11,510	5,210	10,272	2,457	5,210	12,729	17,939	2,624	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	1,102	1,110	4,587	5,697	1,187	2000	5-40
Meadow Lane	1	NJ	IND	—	838	2,594	773	838	3,367	4,205	702	1999	5-40
Moonachie Industrial	2	NJ	IND	5,154	2,731	5,228	711	2,731	5,939	8,670	1,036	2001	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	5,605	1,670	8,173	9,843	3,117	1999	5-40
Newark Airport I & II	2	NJ	IND	3,347	1,755	5,400	656	1,755	6,056	7,811	1,385	2000	5-40
Orchard Hill	1	NJ	IND	1,504	1,212	1,411	642	1,212	2,053	3,265	242	2002	5-40
AMB Pointview Dist. Ctr	1	NJ	IND	12,217	4,693	12,355	539	4,693	12,894	17,587	563	2005	5-40
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	5,081	4,067	17,283	21,350	4,391	1998	5-40
Skyland Crossdock	1	NJ	IND	—	—	7,250	714	—	7,964	7,964	970	2002	5-40
Teterboro Meadowlands 15	1	NJ	IND	9,189	4,961	9,618	6,838	4,961	16,456	21,417	2,953	2001	5-40
AMB Tri-Port Distribution Ctr	1	NJ	IND	—	25,672	19,852	729	25,672	20,581	46,253	1,564	2004	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	2,354	2,247	9,135	11,382	2,627	1995	5-40
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	—	—	6,367	200	—	6,567	6,567	2,157	2000	5-19
AMB DFW Cargo Center East	3	TX	IND	5,678	—	20,632	1,291	—	21,923	21,923	5,176	2000	5-26
AMB DAY Cargo Center	5	OH	IND	6,265	—	7,163	554	—	7,717	7,717	2,264	2000	5-23
AMB DFW Cargo Center 1	1	TX	IND	—	—	34,199	724	—	34,923	34,923	1,334	2005	5-32
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	14,703	—	18,989	18,989	3,721	1999	5-39
AMB IAD Cargo Center 5	1	VA	IND	—	—	38,840	804	—	39,644	39,644	11,723	2002	5-15
AMB JAX Cargo Center	1	FL	IND	—	—	3,029	226	—	3,255	3,255	859	2000	5-22
AMB JFK Cargo Center 7577	2	NJ	IND	—	—	30,965	6,503	—	37,468	37,468	12,917	2002	5-13
AMB LAS Cargo Center 15	4	NV	IND	—	—	19,721	1,560	—	21,281	21,281	3,026	2003	5-33
AMB LAX Cargo Center	3	CA	IND	6,454	—	13,445	782	—	14,227	14,227	3,940	2000	5-22
AMB MCI Cargo Center 1	1	MO	IND	4,215	—	5,793	437	—	6,230	6,230	2,115	2000	5-18
AMB MCI Cargo Center 2	1	MO	IND	8,485	—	8,134	180	—	8,314	8,314	1,836	2000	5-27
AMB PHL Cargo Center C2	1	PA	IND	—	—	9,716	2,438	—	12,154	12,154	4,068	2000	5-27
AMB PDX Cargo Center Airtrans	2	OR	IND	—	—	9,207	2,018	—	11,225	11,225	2,187	1999	5-28
AMB RNO Cargo Center 1011	2	NV	IND	—	—	6,014	302	—	6,316	6,316	1,129	2003	5-23
AMB SEA Cargo Center North	2	WA	IND	3,771	—	15,594	570	—	16,164	16,164	3,764	2000	5-27
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	363	—	3,419	3,419	1,519	2000	5-14
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,479	3,162	3,146	12,641	15,787	3,941	1998	5-40
Albrae Business Center	1	CA	IND	7,331	6,299	6,227	1,189	6,299	7,416	13,715	1,222	2001	5-40
Alvarado Business Center SG	5	CA	IND	22,560	6,328	26,671	10,620	6,328	37,291	43,619	6,551	2001	5-40
Brennan Distribution	1	CA	IND	3,448	3,683	3,022	2,193	3,683	5,215	8,898	1,599	2001	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Central Bay	2	CA	IND	6,571	3,896	7,400	1,903	3,896	9,303	13,199	2,068	2001	5-40
Component Drive Ind Port	3	CA	IND	—	12,688	6,974	2,028	12,688	9,002	21,690	1,766	2001	5-40
Dado Distribution	1	CA	IND	—	7,221	3,739	2,520	7,221	6,259	13,480	1,217	2001	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	1,522	2,644	9,536	12,180	2,030	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	2,537	2,665	10,571	13,236	3,023	1991	5-40
East Bay Whipple	1	CA	IND	6,497	5,333	8,126	1,697	5,333	9,823	15,156	1,735	2001	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	3,051	7,128	14,074	21,202	2,783	2001	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	5,574	4,038	20,687	24,725	4,995	2000	5-40
East Grand Airfreight	2	CA	IND	3,789	5,093	4,190	816	5,093	5,006	10,099	639	2003	5-40
Fairway Drive Ind SGP	4	CA	IND	11,546	4,204	13,949	3,496	4,204	17,445	21,649	3,009	2001	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	4,377	7,875	28,352	36,227	6,651	1999	5-40
Laurelwood Drive	2	CA	IND	—	2,750	8,538	958	2,750	9,496	12,246	2,238	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,269	2,870	6,790	9,660	1,491	2001	5-40
Marina Business Park	2	CA	IND	—	3,280	4,316	447	3,280	4,763	8,043	608	2002	5-40
Martin/Scott Ind Port	2	CA	IND	—	9,052	5,309	952	9,052	6,261	15,313	979	2001	5-40
MBC Industrial	4	CA	IND	—	5,892	17,716	3,881	5,892	21,597	27,489	6,065	1996	5-40
Milmont Page SGP	3	CA	IND	10,780	3,420	10,600	3,356	3,420	13,956	17,376	2,391	2001	5-40
Moffett Distribution	7	CA	IND	15,856	26,916	11,277	2,875	26,916	14,152	41,068	2,725	2001	5-40
Moffett Park / Bordeaux R&D	4	CA	IND	—	—	—	3,801	—	3,801	3,801	2,557	1996	5-40
Moffett Park R&D Portfolio	10	CA	IND	—	14,805	44,462	12,458	14,805	56,920	71,725	17,744	1996	5-40
Pacific Business Center	2	CA	IND	—	5,417	16,291	4,519	5,417	20,810	26,227	6,174	1993	5-40
Pardee Drive SG	1	CA	IND	1,443	619	1,880	284	619	2,164	2,783	354	2001	5-40
South Bay Brokaw	3	CA	IND	—	4,372	13,154	3,218	4,372	16,372	20,744	4,769	1995	5-40
South Bay Junction	2	CA	IND	—	3,464	10,424	1,099	3,464	11,523	14,987	3,089	1995	5-40
South Bay Lundy	2	CA	IND	—	5,497	16,542	2,787	5,497	19,329	24,826	5,417	1995	5-40
South Bay Osgood	1	CA	IND	—	1,659	4,992	1,537	1,659	6,529	8,188	1,787	1995	5-40
Silicon Valley R&D	5	CA	IND	—	6,700	20,186	11,877	6,700	32,063	38,763	10,434	1997	5-40
Utah Airfreight	1	CA	IND	16,234	18,753	8,381	1,759	18,753	10,140	28,893	1,565	2003	5-40
Wiegman Road	1	CA	IND	—	1,563	4,688	1,670	1,563	6,358	7,921	2,044	1997	5-40
Willow Park Industrial	21	CA	IND	—	25,590	76,771	20,408	25,590	97,179	122,769	26,189	1998	5-40
Williams & Burroughs AMB PrtII	4	CA	IND	7,468	2,262	6,981	3,406	2,262	10,387	12,649	2,949	2001	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,051	1,546	2,350	8,597	10,947	2,115	1997	5-40
Zanker/Charcot Industrial	5	CA	IND	—	5,282	15,887	4,806	5,282	20,693	25,975	5,633	1992	5-40
Seattle
Black River	1	WA	IND	3,197	1,845	3,559	534	1,845	4,093	5,938	778	2001	5-40
Earlington Business Park	1	WA	IND	3,962	2,766	3,234	1,052	2,766	4,286	7,052	753	2002	5-40
East Valley Warehouse	1	WA	IND	—	6,813	20,511	6,656	6,813	27,167	33,980	7,620	1999	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Harvest Business Park	3	WA	IND	—	2,371	7,153	2,161	2,371	9,314	11,685	2,735	1995	5-40
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	3,060	3,042	12,225	15,267	3,282	1995	5-40
Kingsport Industrial Park	7	WA	IND	—	7,919	23,812	7,195	7,919	31,007	38,926	8,849	1992	5-40
NDP — Seattle	4	WA	IND	11,206	3,992	11,773	1,404	3,992	13,177	17,169	1,783	2002	5-40
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	2,010	3,533	12,761	16,294	3,494	1992	5-40
AMB Portside Distribution Cent	1	WA	IND	—	9,964	14,421	4,707	9,964	19,128	29,092	990	2005	5-40
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830	426	1,329	2,256	3,585	424	2002	5-40
Renton Northwest Corp. Park	6	WA	IND	22,990	25,959	14,792	1,922	25,959	16,714	42,673	2,132	2002	5-40
SEA Logistics Center 2	3	WA	IND	14,031	11,481	24,496	485	11,481	24,981	36,462	2,293	2003	5-40
AMB Sumner Landing	1	WA	IND	—	6,937	17,577	3,056	6,937	20,633	27,570	1,425	2005	5-40
Trans-Pacific Industrial Park	11	WA	IND	48,600	31,675	42,210	9,516	31,675	51,726	83,401	5,459	2003	5-40
Non U.S. Target Markets
AMB Capronilaan	1	The Netherlands	IND	22,260	8,769	14,675	2,403	9,497	16,350	25,847	1,418	2004	5-40
AMB CDG Cargo Center SAS	1	France	IND	20,403	—	38,870	2,353	—	41,223	41,223	2,806	2004	8-38
AMB Schiphol Dist Center	1	The Netherlands	IND	9,655	6,258	9,490	84	6,258	9,574	15,832	701	2004	5-40
Koolhovenlaan 1&2	2	The Netherlands	IND	10,256	4,371	7,412	506	4,551	7,738	12,289	459	2005	4-40
AMB Isle d’Abeau Logistics Park Bldg B	1	Lyon	IND	18,479	3,774	14,367	1,809	4,133	15,817	19,950	893	2005	5-40
Frankfurt Logistic Center	1	Germany	IND	23,316	—	19,875	5,250	—	25,125	25,125	1,620	2003	37-40
Paris Nord Distribution I	1	France	IND	—	2,864	4,723	2,606	3,743	6,450	10,193	693	2002	5-40
Paris Nord Distribution II	1	France	IND	—	1,697	5,127	4,034	2,191	8,667	10,858	1,217	2002	5-40
Bourget Industrial	1	France	IND	33,077	10,058	23,843	2,769	10,864	25,806	36,670	2,004	2003	5-38
Port of Rotterdam	1	The Netherlands	IND	3,689	—	5,660	428	—	6,088	6,088	263	2005	4-40
Port of Hamburg 2, 3, 5	3	Germany	IND	18,987	—	34,218	4,360	—	38,578	38,578	1,564	2005	2-28
AMB LG Roissy Mesnil SAS	1	France	IND	310	124	537	54	124	591	715	3	2006	2-40
AMB LG Roissy Santal SAS	1	France	IND	2,851	1,396	3,227	143	1,396	3,370	4,766	91	2006	2-40
AMB LG Roissy Saturne SAS	1	France	IND	2,957	1,666	3,894	151	1,666	4,045	5,711	79	2006	4-40
AMB LG Roissy Scandy SAS	1	France	IND	3,867	1,870	4,325	157	1,870	4,482	6,352	115	2006	2-40
AMB LG Roissy Scipion SAS	1	France	IND	2,006	844	3,597	141	844	3,738	4,582	81	2006	2-40
AMB LG Roissy Segur SAS	1	France	IND	9,655	4,583	11,444	237	4,583	11,681	16,264	224	2006	5-40
AMB LG Roissy Sepia SAS	1	France	IND	4,052	2,162	4,594	651	2,162	5,245	7,407	97	2006	6-40
AMB LG Roissy Seringa SAS	1	France	IND	2,653	1,126	3,483	250	1,126	3,733	4,859	79	2006	3-40
AMB LG Roissy Signac SAS	1	France	IND	4,785	2,106	5,228	166	2,106	5,394	7,500	117	2006	3-40
AMB LG Roissy Sisley SAS	1	France	IND	6,349	2,883	6,942	425	2,883	7,367	10,250	136	2006	5-40
AMB LG Roissy Soliflore SAS	1	France	IND	2,178	752	3,248	138	752	3,386	4,138	77	2006	2-40
AMB LG Roissy Sonate SAS	1	France	IND	7,477	4,121	9,745	291	4,121	10,036	14,157	241	2006	2-40
AMB LG Roissy Sorbiers SAS	1	France	IND	3,524	1,124	4,853	155	1,124	5,008	6,132	150	2006	2-40
AMB LG Roissy Storland SAS	1	France	IND	1,346	479	2,109	226	479	2,335	2,814	42	2006	2-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

AMB LG Roissy Symphonie SAS	1	France	IND	3,933	1,930	4,463	158	1,930	4,621	6,551	125	2006	2-40
AMB Eemhaven Distribution Center B.V	1	The Netherlands	IND	—	—	23,588	1,399	—	24,987	24,987	9	2006	5-33
AMB Hordijk Distribution Center B.V	1	The Netherlands	IND	—	—	12,349	4	—	12,353	12,353	54	2006	5-40
SCI AMB France Givaudan DC	1	France	IND	—	1,037	4,323	—	1,037	4,323	5,360	51	2006	5-40
AMB Port of Hamburg 4, 6-8 BV	4	Germany	IND	39,284	—	51,359	81	—	51,440	51,440	2,116	2006	2-28
AMB Jiuting DC	1	Shanghai	IND	—	—	6,302	—	—	6,302	6,302	501	2005	2-40
Corregidora Distribution Center	1	Mexico	IND	—	798	3,662	9	798	3,671	4,469	50	2006	10-40
U.S. Other Target Markets
MET PHASE 1 95, LTD	4	TX	IND	—	10,968	14,554	2,677	10,968	17,231	28,199	1,346	1995	5-40
MET 4/12, LTD	1	TX	IND	—	—	18,390	2,678	—	21,068	21,068	8,067	1997	5-40
TechRidge Bldg 4.3B (Phase IV)	1	TX	IND	8,000	4,020	9,185	114	4,020	9,299	13,319	62	2006	5-40
TechRidge Phase II	1	TX	IND	10,588	7,261	13,484	234	7,261	13,718	20,979	1,976	2001	5-40
TechRidge Phase IIIA Bldg. 4.1	1	TX	IND	9,200	3,143	12,087	13	3,143	12,100	15,243	1,353	2004	5-40
Beltway Distribution	1	MD	IND	—	4,800	15,159	6,298	4,800	21,457	26,257	5,508	1999	5-40
B.W.I.P	2	MD	IND	—	2,258	5,149	1,219	2,258	6,368	8,626	921	2002	5-40
Columbia Business Center	9	MD	IND	—	3,856	11,736	5,001	3,856	16,737	20,593	4,582	1999	5-40
Corridor Industrial	1	MD	IND	2,260	996	3,019	382	996	3,401	4,397	774	1999	5-40
Crysen Industrial	1	MD	IND	—	1,425	4,275	1,267	1,425	5,542	6,967	1,640	1998	5-40
Dulles Commerce Center	3	MD	IND	—	3,694	12,547	1,341	3,694	13,888	17,582	497	2003	5-40
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	2,568	4,083	14,904	18,987	3,593	1999	5-40
AMB Granite Hill Dist. Center	2	MD	IND	—	4,653	6,407	319	4,653	6,726	11,379	193	2006	5-40
Greenwood Industrial	3	MD	IND	—	4,729	14,188	4,053	4,729	18,241	22,970	4,712	1998	5-40
Meadowridge Industrial	3	MD	IND	—	3,716	11,147	958	3,716	12,105	15,821	2,786	1998	5-40
Oakland Ridge Ind Ctr I	1	MD	IND	1,769	797	2,466	1,160	797	3,626	4,423	1,153	1999	5-40
Oakland Ridge Ind Ctr II	1	MD	IND	2,269	839	2,557	1,411	839	3,968	4,807	1,436	1999	5-40
Oakland Ridge Ind Ctr V	4	MD	IND	—	—	6,740	3,032	—	9,772	9,772	3,455	1999	5-40
Patuxent Range Road	2	MD	IND	—	1,696	5,127	1,265	1,696	6,392	8,088	1,806	1997	5-40
Preston Court	1	MD	IND	—	2,313	7,192	1,073	2,313	8,265	10,578	2,056	1997	5-40
Boston Industrial	17	MA	IND	6,475	16,329	50,856	20,516	16,329	71,372	87,701	21,612	1998	5-40
Cabot Business Park	12	MA	IND	—	15,398	42,288	10,484	15,398	52,772	68,170	14,458	1997	5-40
Cabot BP Land (KYDJ)	1	MA	IND	—	863	6,918	3,035	863	9,953	10,816	3,585	1998	5-40
Cabot Business Park SGP	3	MA	IND	15,525	6,253	18,747	1,872	6,253	20,619	26,872	2,634	2002	5-40
Patriot Dist. Center	1	MA	IND	11,844	4,164	22,603	1,249	4,164	23,852	28,016	1,534	2003	5-40
Somerville Distribution Center	1	MA	IND	—	5,221	13,208	1,714	5,221	14,922	20,143	1,107	2004	5-40
AMB Blue Water	1	MN	IND	—	1,905	6,312	—	1,905	6,312	8,217	63	2006	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
								Costs
					Initial Cost to Company			Capitalized	Gross Amount Carried at 12/31/06				Year of
	No of					Building &		Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements		Acquisition	Land	Improvements	(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Braemar Business Center	2	MN	IND	—	1,566	4,613		1,551	1,566	6,164	7,730	1,878	1998	5-40
Burnsville Business Center	1	MN	IND	—	932	2,796		1,566	932	4,362	5,294	1,617	1998	5-40
Corporate Square Industrial	6	MN	IND	—	4,024	12,113		4,335	4,024	16,448	20,472	5,249	1996	5-40
AMB Industrial Park Bus. Ctr	1	MN	IND	3,212	1,648	4,187		8	1,648	4,195	5,843	309	2004	5-40
Minneapolis Distribution Port	3	MN	IND	—	4,052	13,375		4,611	4,052	17,986	22,038	4,840	1994	5-40
Mendota Heights Gateway Common	1	MN	IND	—	1,367	4,565		2,833	1,367	7,398	8,765	2,987	1997	5-40
Minneapolis Industrial Port IV	4	MN	IND	—	4,938	14,854		3,628	4,938	18,482	23,420	5,517	1994	5-40
AMB Northpoint Indust. Center	3	MN	IND	6,245	2,769	8,087		115	2,769	8,202	10,971	751	2004	5-40
Penn James Warehouse	2	MN	IND	—	1,991	6,013		1,888	1,991	7,901	9,892	2,346	1996	5-40
Round Lake Business Center	1	MN	IND	—	875	2,625		863	875	3,488	4,363	1,076	1998	5-40
AMB Shady Oak Indust. Center	1	MN	IND	1,745	897	1,795		248	897	2,043	2,940	237	2004	5-40
Twin Cities	2	MN	IND	—	4,873	14,638		7,989	4,873	22,627	27,500	7,436	1995	5-40
Chancellor	1	FL	IND	—	1,587	3,759		3,622	1,587	7,381	8,968	1,249	1996	5-40
Chancellor Square	3	FL	IND	13,929	2,009	6,106		5,576	2,009	11,682	13,691	3,558	1998	5-40
Presidents Drive	6	FL	IND	—	5,770	17,655		4,785	5,770	22,440	28,210	6,111	1997	5-40
Sand Lake Service Center	6	FL	IND	—	3,483	10,585		5,152	3,483	15,737	19,220	4,876	1998	5-40
Other U.S. Non-Target Markets
Janitrol	1	OH	IND	—	1,797	4,605	(1)	369	1,797	4,974	6,771	1,442	1997	5-40
Elmwood Distribution	5	LA	IND	—	4,163	12,488		5,391	4,152	17,890	22,042	2,742	1998	5-40

Total	820			$1,302,921	$1,347,480	$3,266,466		$775,651	$1,351,123	$4,038,474	$5,389,597	$789,693

(1)	The Company recognized an impairment loss of approximately $1.0 million during the year ended December 31, 2006 as a result of leasing activities and changes in the economic environment.

		2006	2005	2004

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2006:
	Total per Schedule III(5)	$5,389,597	$5,800,788	$5,814,767
	Construction in process	1,186,136	997,506	711,377

	Total investments in properties	$6,575,733	$6,798,294	$6,526,144

(2)	Aggregate cost for federal income tax purposes of investments in real estate	$6,297,448	$6,468,360	$6,263,171

(3)	Reconciliation of total debt to consolidated balance sheet caption as of December 31, 2006:
	Total per Schedule III	$1,302,921	$1,598,919	$1,828,864
	Debt on properties held for divestiture	22,919	—	27,481
	Debt on development properties	63,170	301,623	25,413
	Unamortized premiums	6,344	11,984	10,766

	Total debt	$1,395,354	$1,912,526	$1,892,524

(4)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31, 2006:
	Total per Schedule III	$789,693	$693,324	$614,084
	Accumulated depreciation on properties under renovation	—	4,064	1,562

	Total accumulated depreciation	$789,693	$697,388	$615,646

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2006 is as follows:
	Investments in Properties:
	Balance at beginning of year	$6,798,294	$6,526,144	$5,491,707
	Acquisition of properties	669,771	505,127	687,072
	Improvements, including development properties	442,922	496,623	618,188
	Deconsolidation of AMB Institutional Alliance Fund III, L.P.	(743,323)	—	—
	Asset impairment	(6,312)	—	—
	Divestiture of properties	(478,545)	(770,869)	(185,564)
	Adjustment for properties held for divestiture	(107,074)	41,269	(85,259)

	Balance at end of year	$6,575,733	$6,798,294	$6,526,144

	Accumulated Depreciation:
	Balance at beginning of year	$697,388	$615,646	$485,559
	Depreciation expense, including discontinued operations	127,199	168,869	163,316
	Properties divested	(37,391)	(95,371)	(23,559)
	Adjustment for properties held for divestiture	2,497	8,244	(9,670)

	Balance at end of year	$789,693	$697,388	$615,646

EXHIBIT INDEX

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of August 25, 2006 (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006)
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.4	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.5	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163))
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163))
4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001)
4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001)
4.9	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002)
4.10	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
4.11	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004)
4.12	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005)
4.13	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006)
4.14	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163))
4.15	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163))
4.16	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163))

Exhibit
Number		Description

4.17		Fourth Supplemental Indenture dated as of August 15, 2000, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 9, 2000)
4.18		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002)
4.19		Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005)
4.20		Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006)
4.21		5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005)
4.22		$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006)
4.23		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005)
4.24		Registration Rights Agreement dated as of April 17, 2002 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on April 23, 2002)
4.25		Registration Rights Agreement dated as of September 21, 2001 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 3, 2001)
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001)
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004)
*10	.4	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report Form 10-K for the year ended December 31, 2001)
*10	.5	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004)
*10	.6	AMB 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on October 4, 2006)
*10	.7	Amended and Restated 2002 AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K, filed on October 4, 2006)

Exhibit
Number		Description

*10	.8	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006)
10.9		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007)
10.10		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004)
10.11		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004)
10.12		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004)
10.13		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004)
10.14		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004)
10.15		Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.16 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.16		Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager. (incorporated by reference to Exhibit 10.17 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.17		Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004)

Exhibit
Number	Description

10.18	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004)
10.19	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003)
10.20	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.21	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2006)
10.22	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 19, 2006)
10.23	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005)
10.24	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006)
10.25	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006)

Exhibit
Number	Description

10.26	Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 14, 2006)
10.27	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007)
10.28	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007)
10.29	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007)
10.30	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007)
10.31	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007)
21.1	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (included in Part IV of this 10-K)
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 28, 2007
32.1	18 U.S.C. § 1350 Certifications dated February 28, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing

*	Management contract or compensatory plan or arrangement