Form 10-K/A
period 2006-12-31
AMB PROPERTY LP
filed 2007-10-26
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

This Annual Report on Form 10-K for AMB Property, L.P. for the year ended December 31, 2006 is being amended to revise Part II, Item 8 and Part IV, Item 15 (a)(1) and (2) and 15(c)(1) to include audited financial statements for AMB Japan Fund I, L.P.

PART II

Item 8.	Financial Statements and Supplementary Data

See Item 15: “Exhibits and Financial Statement Schedule.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedule of AMB Property, L.P.:

The following consolidated financial information is included as a separate section of this report on Form 10-K.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(a)(3) Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of August 25, 2006 (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.4	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.5	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.9	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
4.10	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.11	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.12	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.13	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.14	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

Exhibit
Number		Description

4.16		Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.17		Fourth Supplemental Indenture dated as of August 15, 2000, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 9, 2000).
4.18		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.19		Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.20		Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.21		5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.22		$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.23		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.24		Registration Rights Agreement dated as of April 17, 2002 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on April 23, 2002).
4.25		Registration Rights Agreement dated as of September 21, 2001 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 3, 2001).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

*10	.5	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.6	AMB 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.7	Amended and Restated 2002 AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K, filed on October 4, 2006).
*10	.8	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
10.9		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.10		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.11		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.12		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.13		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.14		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.15		Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.16 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description

10.16	Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager. (incorporated by reference to Exhibit 10.17 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.17	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).
10.18	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).
10.19	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).
10.20	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.21	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2006).
10.22	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 19, 2006).
10.23	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

Exhibit
Number	Description

10.24	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.25	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
10.26	Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 14, 2006).
10.27	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.28	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.29	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.30	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.31	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
21.1	Subsidiaries of AMB Property, L.P. (filed with AMB Property, L.P.’s Annual Report on Form 10-K on February 28, 2007).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 28, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 28, 2007 (filed with AMB Property, L.P.’s Annual Report on Form 10-K on February 28, 2007).

Exhibit
Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications dated October 25, 2007.
32.1	18 U.S.C. § 1350 Certifications dated February 28, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property, L.P.’s Annual Report on Form 10-K on February 28, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement

(b) Financial Statement Schedule:

See Item 15(a)(1) and (2) above.

(c)(1) Financial Statements of AMB Japan Fund I, L.P. on page S-10

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

Date: October 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of AMB Property Corporation, as general partner of AMB Property, L.P., and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hamid R. Moghadam Hamid R. Moghadam	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	October 25, 2007
/s/ T. Robert Burke* T. Robert Burke	Director	October 25, 2007
/s/ David A. Cole* David A. Cole	Director	October 25, 2007
/s/ Lydia H. Kennard* Lydia H. Kennard	Director	October 25, 2007
/s/ J. Michael Losh* J. Michael Losh	Director	October 25, 2007
/s/ Frederick W. Reid* Frederick W. Reid	Director	October 25, 2007
/s/ Jeffrey L. Skelton* Jeffrey L. Skelton	Director	October 25, 2007
/s/ Thomas W. Tusher* Thomas W. Tusher	Director	October 25, 2007
Carl B. Webb	Director	October 25, 2007
/s/ Thomas S. Olinger Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	October 25, 2007
/s/ Nina A. Tran* Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	October 25, 2007
/s/ Hamid R. Moghadam Hamid R. Moghadam	Attorney-in Fact	October 25, 2007

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of AMB Property, L.P.’s Form 10-K for the year ended December 31, 2006, that the Operating Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except unit and per unit amounts)

REVENUES
Rental revenues	$683,794	$616,933	$563,500
Private capital income	46,102	43,942	12,895

Total revenues	729,896	660,875	576,395
COSTS AND EXPENSES
Property operating expenses	(100,785)	(78,387)	(80,806)
Real estate taxes	(75,039)	(80,542)	(63,330)
Depreciation and amortization	(177,824)	(161,732)	(136,610)
Impairment losses	(6,312)	—	—
General and administrative	(104,262)	(71,564)	(57,181)
Other expenses	(2,620)	(5,038)	(2,554)
Fund costs	(2,091)	(1,482)	(1,741)

Total costs and expenses	(468,933)	(398,745)	(342,222)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	23,240	10,770	3,781
Other income	9,423	5,593	4,700
Gains from dispositions of real estate interests	—	19,099	5,219
Development profits, net of taxes	106,389	54,811	8,528
Interest expense, including amortization	(165,230)	(147,317)	(141,955)

Total other income and expenses, net	(26,178)	(57,044)	(119,727)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	234,785	205,086	114,446

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(37,975)	(36,401)	(29,360)
Joint venture partners’ share of development profits	(665)	(11,230)	(523)
Preferred unitholders	(10,917)	(15,228)	(13,903)

Total minority interests’ share of income	(49,557)	(62,859)	(43,786)

Income from continuing operations before cumulative effect of change in accounting principle	185,228	142,227	70,660

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	9,771	14,708	23,140
Gains from dispositions of real estate, net of minority interests	44,683	120,814	44,716

Total discontinued operations	54,454	135,522	67,856

Net income before cumulative effect of change in accounting principle	239,682	277,749	138,516
Cumulative effect of change in accounting principle	193	—	—

Net income	239,875	277,749	138,516
Series L, M, O and P preferred unit distributions	(13,582)	(7,388)	(7,131)
Series J and K preferred unit distributions	(6,360)	(6,360)	(6,360)
Preferred unit redemption issuance costs	(1,070)	—	—

Net income available to common unitholders	$218,863	$264,001	$125,025

Income available to common unitholders attributable to:
General partner	$209,420	$250,419	$118,340
Limited partners	9,443	13,582	6,685

Net income available to common unitholders	$218,863	$264,001	$125,025

Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption issuance costs)	$1.79	$1.45	$0.66
Discontinued operations	0.59	1.53	0.78
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.38	$2.98	$1.44

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption issuance costs)	$1.72	$1.39	$0.64
Discontinued operations	0.57	1.46	0.75
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.29	$2.85	$1.39

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	92,047,678	88,684,262	86,885,250

Diluted	95,444,072	92,508,725	90,120,250

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years ended December 31, 2006, 2005 and 2004
(dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
	(Dollars in thousands, except unit amounts)

Balance as of December 31, 2003	4,300,000	$103,373	81,563,502	$1,553,764	1,600,000	$77,815	4,618,242	$87,667	$1,822,619
Comprehensive income:
Net income	—	7,131	—	118,340	—	6,360	—	6,685
Unrealized gain on securities	—	—	—	(2,058)	—	—	—	—
Currency translation adjustment	—	—	—	(438)	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	136,020
Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	—	—	204,556	10,444	—	—	—	—	10,444
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,233,485	27,721	—	—	—	—	27,721
Conversion of operating partnership units to common stock	—	—	17,686	618	—	—	(17,686)	(334)	284
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(646)	—	—	—	—	(646)
Reallocation of interests	—	—	—	1,038	—	—	—	644	1,682
Issuance costs	—	(169)	—	—	—	—	—	—	(169)
Distributions	—	(7,131)	—	(140,847)	—	(6,360)	—	(8,075)	(162,413)

Balance as of December 31, 2004	4,300,000	103,204	83,019,229	1,567,936	1,600,000	77,815	4,600,556	86,587	1,835,542
Comprehensive income:
Net income	—	7,388	—	250,419	—	6,360	—	13,582
Unrealized loss on securities and derivatives	—	—	—	421	—	—	—	—
Currency translation adjustment	—	—	—	(1,846)	—	—	—	—
Total comprehensive income									276,324
Contributions	3,000,000	72,344	—	—	—	—	—	—	72,344
Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	—	—	183,216	12,296	—	—	—	—	12,296
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,033,470	48,472	—	—	—	—	48,472
Conversion of operating partnership units to common stock	—	—	349,579	15,108	—	—	(349,579)	(6,655)	8,453
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,869)	—	—	—	—	(1,869)
Reallocation of interests	—	—	—	(891)	—	—	—	746	(145)
Distributions	—	(7,388)	—	(149,295)	—	(6,360)	—	(8,096)	(171,139)

Balance as of December 31, 2005	7,300,000	175,548	85,585,494	1,740,751	1,600,000	77,815	4,250,977	86,164	2,080,278
Comprehensive income:
Net income	—	13,582	—	209,420	—	6,360	—	9,443
Unrealized gain on securities and derivatives	—	—	—	825	—	—	—	—
Currency translation adjustment	—	—	—	(187)	—	—	—	—
Total comprehensive income									239,443
Contributions	2,000,000	48,086	—	—	—	—	—	—	48,086
Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	—	—	331,911	20,736	—	—	—	—	20,736
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,697,315	55,521	—	—	—	—	55,521
Conversion of operating partnership units to common stock	—	—	818,304	45,151	—	—	(800,634)	(15,749)	29,402
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,454)	—	—	—	—	(3,454)
Cumulative effect of change in accounting princsiple	—			(193)					(193)
Reallocation of interests	—	—	—	37,940	—	—	—	2,910	40,850
Offering costs	—	(217)							(217)
Distributions	—	(13,582)	—	(163,270)	—	(6,360)	—	(7,988)	(191,200)

Balance as of December 31, 2006	9,300,000	$223,417	89,433,024	$1,943,240	1,600,000	$77,815	3,450,343	$74,780	$2,319,252

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

New Accounting Pronouncements.  In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Based on the Operating Partnership’s evaluation, which is ongoing, the Operating Partnership does not believe that FIN 48 will have a material impact on its financial position, results of operations and cash flows.

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

Development Pipeline.  As of December 31, 2006, the Operating Partnership had 45 industrial projects in its development pipeline, which will total approximately 13.7 million square feet, and will have an aggregate estimated investment of $1.3 billion (unaudited) upon completion. The Operating Partnership has an additional ten development projects available for sale or contribution totaling approximately 3.0 million square feet, with an aggregate estimated investment of $199.2 million (unaudited). One of these ten projects totaling $13.0 million (unaudited) and approximately 0.2 million square feet is held in an unconsolidated joint venture. As of December 31, 2006, the Operating Partnership and its joint venture partners had funded an aggregate of $814.5 million and needed to fund an estimated additional $481.0 million (unaudited) in order to complete its development pipeline. The Operating Partnership’s development pipeline currently includes projects expected to be completed through the fourth quarter of 2008. In addition, during the year ended December 31, 2006, the Operating Partnership acquired 835 acres of land for industrial warehouse development in North America and Asia for approximately $293.2 million.

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

Mortgage and Loan Receivables	Market	Maturity	2006	2005	Rate

1. Pier 1	SF Bay Area	May 2026	$12,686	$12,821	13.0%
2. G.Accion	Mexico, Various	March 2010	6,061	8,800	10.0%

Total Mortgage and Loan Receivables			$18,747	$21,621

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

6.	Debt

As of December 31, 2006 and 2005, debt consisted of the following (dollars in thousands):

	2006	2005

Operating Partnership secured debt, varying interest rates from 4.3% to 10.4%, due February 1, 2007 to April 2020 (weighted average interest rate of 5.6% and 4.1% at December 31, 2006 and 2005, respectively)	$368,332	$522,459
Consolidated joint venture secured debt, varying interest rates from 2.9% to 9.4%, due March 2007 to January 2025 (weighted average interest rates of 6.5% and 6.3% at December 31, 2006 and 2005, respectively)	1,020,678	1,378,083
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due January 2007 to June 2018 (weighted average interest rates of 6.2% and 6.2% at December 31, 2006 and December 31, 2005, respectively, and net of unamortized discounts of $10.6 million and $12.5 million, respectively)	1,112,491	975,000
Other debt, varying interest rates from 5.1% to 7.5%, due June 2007 to November 2015 (weighted average interest rates of 6.6% and 8.2% at December 31, 2006 and December 31, 2005, respectively)	88,154	23,963
Unsecured credit facilities, variable interest rate, due February 2010 and June 2010 (weighted average interest rates of 3.1% and 2.2% at December 31, 2006 and 2005, respectively)	852,033	490,072

Total debt before unamortized net premiums (discounts)	3,441,688	3,389,577
Unamortized net premiums (discounts)	(4,273)	11,984

Total consolidated debt	$3,437,415	$3,401,561

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

The Operating Partnership’s consolidated co-investment joint ventures’ total investment and property debt in properties at December 31, 2006 and 2005 (dollars in thousands) were:

		Operating
		Partnership’s	Total Investment
		Ownership	in Real Estate(1)		Property Debt(2)		Other Debt
Co-investment Joint Venture	Joint Venture Partner	Percentage	2006	2005	2006	2005	2006	2005

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,942	$99,722	$20,605	$40,710	$—	$—
AMB Partners II, L.P.	City and County of San Francisco	20%	679,138	592,115	323,532	291,684	65,000	—
	Employees’ Retirement System
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	444,990	436,713	235,480	239,944	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	519,534	507,493	243,263	245,056	—	—
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	153,563	146,007	78,904	63,143	—	—
AMB Institutional Alliance Fund III, L.P.(7)	AMB Institutional Alliance REIT III, Inc.	23%	—	749,634	—	421,290	—	—

Total			$1,850,167	$2,531,684	$901,784	$1,301,827	$65,000	$—

(1)	The Operating Partnership also had other consolidated joint ventures with total investments in real estate of $579.3 million as of December 31, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

(2)	The Operating Partnership also had other consolidated joint ventures with property debt of $123.6 million as of December 31, 2006.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of December 31, 2006.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	AMB Institutional Alliance Fund III, L.P., is an open-ended co-investment partnership formed in 2004 with institutional investors, which effective October 1, 2006, was deconsolidated on a prospective basis.

The following table details the minority interests as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Joint venture partners	$555,201	$853,643
Held through AMB Property II, L.P.:
Class B Limited Partners	27,281	2,950
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (repurchased in June 2006)	—	10,788
Series F preferred units (repurchased in September 2006)	—	9,900
Series H preferred units (repurchased in March 2006)	—	40,912
Series I preferred units (liquidation preference of $25,500)	24,799	24,800
Series N preferred units (repurchased in January 2006)	—	36,479

Total minority interests	$684,965	$1,057,156

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

The Operating Partnership’s unconsolidated joint ventures’ net equity investments at December 31, 2006 and 2005 (dollars in thousands) were:

				Operating
				Partnership’s
	Square			Ownership
Unconsolidated Joint Ventures	Feet	2006	2005	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC(1)	2,737,515	$7,601	$16,218	20%
AMB Japan Fund I, L.P.(2)	3,814,773	31,811	10,112	20%
AMB Institutional Alliance Fund III, L.P.(3)	13,963,806	136,971	—	23%
AMB DFS Fund I, LLC(4)	N/A	11,700	—	15%
Other Industrial Operating Joint Ventures	7,684,931	47,955	41,520	53%
Other Industrial Development Joint Ventures	N/A	—	6,176	—
Other Investment — G.Accion(5)	N/A	38,343	44,627	39%

Total Unconsolidated Joint Ventures	28,201,025	$274,381	$118,653

(1)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $5.5 million of shareholder loans outstanding at December 31, 2006 between the Operating Partnership and the co-investment partnership.

(2)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors.

(3)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Operating Partnership accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(5)	The Operating Partnership has a 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

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

On August 25, 2006, the Company issued and sold 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

quarterly in arrears at a rate per share equal to $1.7125 per annum. The series P preferred stock is redeemable by the Company on or after August 25, 2011, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $48.1 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units.

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Operating Partnership’s income before income taxes and net income for the year ended December 31, 2006 is $0.5 million higher than if the Operating Partnership had continued to account for share-based compensation under the original provisions of SFAS No. 123. Basic earnings per unit for the year ended December 31, 2006 would have decreased to $2.37 and diluted earnings per unit would have been the same as the reported number at $2.29, if the Operating Partnership had not adopted SFAS No. 123R.

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

Deferred Compensation Plans.  The Company and the Operating Partnership established two non-qualified deferred compensation plans for eligible officers and directors of the Company and certain of its affiliates, which enable eligible participants to defer income from their U.S. payroll up to 100% of annual base pay, up to 100% of annual

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

bonuses, up to 100% of their meeting fees and/or committee chairmanship fees, and up to 100% of certain equity-based compensation, as applicable, subject to restrictions, on a pre-tax basis. This deferred compensation is our unsecured obligation. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in 2006, 2005 or 2004. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2006 and 2005, the total fair value of compensation deferred was $70.2 million and $20.9 million, respectively.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

15.	Quarterly Financial Data (Unaudited)

Selected quarterly financial results for 2006 and 2005 were as follows (dollars in thousands, except share and per share amounts):

	Quarter (unaudited)(1)
2006	March 31	June 30	September 30	December 31	Year

Total revenues	$177,711	$177,068	$184,451	$190,666	$729,896
Income before minority interests and discontinued operations cumulative effect of change in accounting principle	32,477	69,522	49,082	83,704	234,785
Total minority interests’ share of income	(12,201)	(11,248)	(14,395)	(11,713)	(49,557)
Income from continuing operations before cumulative effect of change in accounting principle	20,276	58,274	34,687	71,991	185,228
Total discontinued operations	9,900	22,264	1,539	20,751	54,454
Cumulative ffect of change in accounting principle	193	—	—	—	193

Net income	30,369	80,538	36,226	92,742	239,875
Preferred unit distributions	(4,686)	(4,685)	(5,030)	(5,541)	(19,942)
Preferred unit redemption (issuance costs)/discount	(1,097)	77	16	(66)	(1,070)

Net income available to common unitholders	$24,586	$75,930	$31,212	$87,135	$218,863

Basic income per common unit(2)
Income from continuing operations	$0.16	$0.59	$0.32	$0.71	$1.79
Discontinued operations	0.11	0.24	0.02	0.22	0.59
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income available to common unitholders	$0.27	$0.83	$0.34	$0.93	$2.38

Diluted income per common unit(2)
Income from continuing operations	$0.16	$0.56	$0.31	$0.69	$1.72
Discontinued operations	0.10	0.24	0.02	0.21	0.57
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income available to common unitholders	$0.26	$0.80	$0.33	$0.90	$2.29

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	90,821,246	91,702,701	92,088,600	93,671,504	92,047,678

Diluted	94,567,680	94,520,866	95,117,597	97,087,889	95,444,072

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

		Quarter (unaudited)(1)
2005	March 31	June 30	September 30	December 31	Year

Total revenues	$152,931	$154,512	$156,819	$196,613	$660,875
Income before minority interests and discontinued operations	40,337	47,011	26,149	91,589	205,086
Total minority interests’ share of income	(22,457)	(12,878)	(12,669)	(14,855)	(62,859)
Income from continuing operations	17,880	34,133	13,480	76,734	142,227
Total discontinued operations	33,000	10,402	18,597	73,523	135,522

Net income	50,880	44,535	32,077	150,257	277,749
Preferred unit distributions	(3,373)	(3,373)	(3,373)	(3,629)	(13,748)

Net income available to common unitholders	$47,507	$41,162	$28,704	$146,628	$264,001

Basic income per common unit(2) Income from continuing operations	$0.16	$0.35	$0.11	$0.82	$1.45
Discontinued operations	0.38	0.12	0.21	0.82	1.53

Net income available to common unitholders	$0.54	$0.47	$0.32	$1.64	$2.98

Diluted income per common unit(2) Income from continuing operations	$0.16	$0.34	$0.11	$0.78	$1.39
Discontinued operations	0.36	0.11	0.20	0.79	1.46

Net income available to common unitholders	$0.52	$0.45	$0.31	$1.57	$2.85

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	87,857,933	88,241,361	89,098,104	89,451,565	88,684,262

Diluted	91,240,898	91,795,834	93,034,016	93,422,964	92,508,725

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

16.	Segment Information

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	2006	2005	2004

Property NOI	$507,970	$458,004	$419,364
Private capital income	46,102	43,942	12,895
Depreciation and amortization	(177,824)	(161,732)	(136,610)
Impairment losses	(6,312)	—	—
General and administrative	(104,262)	(71,564)	(57,181)
Other income	(2,620)	(5,038)	(2,554)
Fund costs	(2,091)	(1,482)	(1,741)
Equity in earnings of unconsolidated joint ventures	23,240	10,770	3,781
Interest and other income	9,423	5,593	4,700
Gains from dispositions of real estate	—	19,099	5,219
Development profits, net of taxes	106,389	54,811	8,528
Interest, including amortization	(165,230)	(147,317)	(141,955)
Total minority interests’ share of income	(49,557)	(62,859)	(43,786)
Total discontinued operations	54,454	135,522	67,856
Cumulative effect of change in accounting principle	193	—	—

Net income	$239,875	$277,749	$138,516

The Operating Partnership’s total assets by market were:

	Total Assets as of
		December 31,
	December 31, 2006	2005

Industrial U.S. hub and gateway markets:
Atlanta	$162,980	$208,751
Chicago	447,995	504,581
Dallas/Fort Worth	140,847	137,112
Los Angeles	897,057	930,917
Northern New Jersey/New York	607,727	756,719
San Francisco Bay Area	707,139	789,129
Miami	370,304	372,728
Seattle	381,306	371,029
On-Tarmac	210,798	245,046

Total industrial U.S. hub markets	3,926,153	4,316,012
Other U.S. target markets	578,251	693,287
Other non-target markets and other	111,556	264,954
Non U.S. target markets	1,428,420	975,960
Total other markets	—	10,277
Investments in unconsolidated joint ventures	274,381	118,653
Non-segment assets	394,751	423,596

Total assets	$6,713,512	$6,802,739

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

17.	Subsequent Event

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

AMB JAPAN FUND I, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

To the Partners of
AMB Japan Fund I, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Japan Fund I, L.P. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from Inception (June 30, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America (denominated in Yen). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
February 12, 2007

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
	(Yen in thousands)

ASSETS
Investments in real estate:
Land	¥29,132,520	¥3,247,793
Buildings and improvements	42,574,173	11,223,394

Total investments in real estate	71,706,693	14,471,187
Accumulated depreciation and amortization	(757,753)	(204,437)

Net investments in real estate	70,948,940	14,266,750
Cash and cash equivalents	3,030,454	1,488,353
Restricted cash	5,099,538	3,142,163
Deferred financing costs, net	547,277	1,009
Accounts receivable and other assets	648,517	114,751

Total assets	¥80,274,726	¥19,013,026

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loan payable	¥2,705,495	¥2,711,494
Bonds payable	38,550,556	3,389,367
Secured loans payable	12,385,000	2,600,000
Net payables to affiliates	71,430	2,815,703
Accounts payable and other liabilities	1,192,553	373,113
Distributions payable	1,021,381	367,020
Security deposits	1,713,593	225,761

Total liabilities	57,640,008	12,482,458

Commitments and contingencies (Note 9)
Minority interests	5,785,959	1,182,563
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	168,487	53,480
Limited partners’ capital	16,680,272	5,294,525

Total partners’ capital	16,848,759	5,348,005

Total liabilities and partners’ capital	¥80,274,726	¥19,013,026

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
AND FOR THE PERIOD FROM INCEPTION (JUNE 30, 2005) TO DECEMBER 31, 2005

		Period from Inception
		(June 30, 2005) to
	2006	December 31, 2005
	(Yen in thousands)

RENTAL REVENUES	¥2,243,976	¥738,648
COSTS AND EXPENSES
Property operating costs	266,781	91,000
Real estate taxes and insurance	326,813	115,089
Depreciation and amortization	553,538	204,436
General and administrative	171,112	79,717

Total costs and expenses	1,318,244	490,242

Operating income	925,732	248,406
OTHER INCOME AND EXPENSES
Interest and other income	294	4
Interest, including amortization	(615,868)	(99,376)

Total other income and expenses	(615,574)	(99,372)

Income before minority interests and taxes	310,158	149,034
Income and withholding taxes	(33,429)	(26,135)
Minority interest share of income	(64,795)	(27,390)

Net income	211,934	95,509
Priority distributions to AMB Japan Investments, LLC	(654,361)	(367,020)

Net loss available to partners	¥(442,427)	¥(271,511)

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I.L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2006
AND FOR THE PERIOD FROM INCEPTION (JUNE 30, 2005) TO DECEMBER 31, 2005

	AMB Japan
	Investments, LLC
	(General Partner)	Limited Partners	Total
	(Yen in thousands)

Contributions at Inception (June 30, 2005)	¥57,500	¥5,692,500	¥5,750,000
Net income (loss)	364,305	(268,796)	95,509
Fund offering costs	(1,305)	(129,179)	(130,484)
Priority distributions (Note 8)	(367,020)	—	(367,020)

Balance at December 31, 2005	53,480	5,294,525	5,348,005
Contributions	119,596	11,840,000	11,959,596
Net income (loss)	649,937	(438,003)	211,934
Fund offering costs	(91)	(8,961)	(9,052)
Other comprehensive income (Note 2)	(74)	(7,289)	(7,363)
Priority distributions (Note 8)	(654,361)	—	(654,361)

Balance at December 31, 2006	¥168,487	¥16,680,272	¥16,848,759

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
AND FOR THE PERIOD FROM INCEPTION (JUNE 30, 2005) TO DECEMBER 31, 2005

		Period from Inception
		(June 30, 2005) to
	2006	December 31, 2005
	(Yen in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	¥211,934	¥95,509
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	553,538	204,436
Straight-line rents and amortization of lease intangibles	(176,543)	(40,642)
Debt premiums and finance cost amortization, net	97,170	(5,944)
Minority interests’ share of income	64,795	27,390
Changes in assets and liabilities:
Accounts receivable and other assets	(82,749)	101,151
Restricted cash	(442,060)	—
Accounts payable and other liabilities	(488,927)	103,813
Security deposits	115,045	(7,159)

Net cash (used in) provided by operating activities	(147,797)	478,554

CASH FLOWS FROM INVESTING ACTIVITIES
Debt financed distributions to AMB Japan for property acquisitions	(9,758,080)	—
Cash paid for property acquisitions, net of cash and restricted cash acquired	(8,634,334)	(3,994,653)
Restricted cash acquired	(1,515,315)	(3,142,163)
Additions to properties	(255,730)	(15,509)

Net cash used in investing activities	(20,163,459)	(7,152,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from limited partners	11,840,000	5,692,490
Contributions from minority interest partners	359,891	1,931
Borrowings on secured loan	9,785,000	2,600,000
Payments of financing costs	(71,979)	(1,813)
Payment of bonds payable	(31,313)	—
Distributions to minority interest partners	(19,190)	—
Fund offering costs	(9,052)	(130,484)

Net cash provided by financing activities	21,853,357	8,162,124

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,542,101	1,488,353
CASH AND CASH EQUIVALENTS — Beginning of period	1,488,353	—

CASH AND CASH EQUIVALENTS — End of period	¥3,030,454	¥1,488,353

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.	ORGANIZATION

On May 19, 2005, AMB Japan Investments, LLC (“AMB Japan”) and AMB Property II, L.P. as limited partner, formed AMB Japan Fund I, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership. On June 30, 2005 (“Inception”), 13 institutional investors were admitted as limited partners to the Fund and AMB Property II, L.P. withdrew as a limited partner.

On June 30, 2005, AMB Japan contributed its 80.81 percent indirect equity interest with an agreed value of ¥11.9 billion in two operating properties (the “Properties”), consisting of six industrial buildings aggregating 0.9 million square feet (unaudited) to the Fund in exchange for a one percent general partnership interest in the Fund and ¥5.4 billion in cash. At Inception, the limited partners collectively made cash contributions of ¥5.7 billion to the Fund in exchange for a 99.0 percent collective limited partnership interest in the Fund.

The limited partners have collectively committed ¥49.5 billion in equity to the Fund and AMB Japan, as general partner, has committed ¥0.5 billion in equity to the Fund. In addition, AMB Property Singapore Pte. Ltd. (“AMB Singapore”) has committed ¥11.9 billion in equity to co-invest with the Fund in properties. As of December 31, 2006, the Fund had completed four capital calls totaling ¥17.5 billion from the limited partners and non-cash contributions from the general partner totaling ¥0.2 billion, respectively.

The Fund and AMB Singapore co-invest (80.81 percent and 19.19 percent, respectively) in Singapore private limited companies (“PTEs”) which indirectly own industrial real estate in Japan. The Properties are owned individually in Japanese Tokutei Mokuteki Kaishas (“TMKs”). TMKs are asset-backed entities subject to tax on income net of distributions. Distributions from TMKs to non-residents are subject to local withholding taxes.

As of December 31, 2006, the Fund indirectly owned 80.81 percent of 12 operating buildings aggregating 3.8 million square feet (unaudited). The Properties are located in the following submarkets of Tokyo: Funabashi, Kashiwa, Kawasaki, Narita, Ohta, and Saitama, and a submarket of Osaka: Amagasaki.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Yen currency. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Fund and the joint ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s joint ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Functional and Reporting Currency.  The Yen is both the functional and reporting currency for the Fund’s operations. Functional currency is the currency of the primary economic environment in which the Fund operates. Monetary assets and liabilities denominated in currencies other than the Yen are remeasured using the exchange rate at the balance sheet date.

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Fund’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included on the consolidated statements of operations. There were no impairments of the carrying values of its investments in real estate as of December 31, 2006 and 2005.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the investments in real estate. The estimated lives are as follows:

Depreciation and Amortization Expense	Estimated Lives

Building and seismic costs	40 years
Parking, plumbing and utility	25 years
Expansions, roof, HVAC and other	20 years
Furniture, fixtures and other	10 years
Signage and common areas	7 years
Painting and other	5 years
Ground lease	Lesser of lease term or 40 years

The initial cost of buildings and improvements includes the purchase price of the property or interest in the property including legal fees and acquisition costs.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

The Fund records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. At December 31, 2006, the Fund has recorded intangible assets and liabilities in the amounts of ¥111.0 million, ¥816.3 million, and ¥61.9 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets. The value attributable to below-market leases is amortized over the average lease term, approximately 3.9 years, and the amortization is included in rental revenues in the accompanying statements of operations. The value attributable to in-place leases and lease origination costs is amortized over the initial lease term, ranging from 3.9 years to 9.9 years, and the amortization expense is included in depreciation and amortization expense in the accompanying statements of operations.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to Agreements with Chuo Mitsui Trust & Banking Co., Ltd. (“Chuo Mitsui”), JP Morgan Trust Bank, Ltd. (“JP Morgan”), Sumitomo Mitsui Banking Corporation (“SMBC”) and Shinsei Bank, Limited, as well as cash held in escrow under the terms of the Loan Agreement with JP Morgan. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, consumption tax and maintenance reserves. Restricted cash also includes cash held directly by the Fund as collateral for a ¥2.6 billion secured loan payable in connection with the Fund’s acquisition of Higashi-Ogijima Distribution Center, which was acquired indirectly by an entity of which the Fund owns 80.81 percent. Upon repayment of this secured loan payable, the cash will become unrestricted.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2006 and 2005, deferred financing costs were ¥547.3 million and ¥1.0 million, respectively, net of accumulated amortization.

Financial Instruments.  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. The Fund’s derivative financial instruments in effect at December 31, 2006 were four interest rate swaps, hedging cash flows of the Fund’s variable rate bonds based on Tokyo Inter-bank Offered Rate (“TIBOR”) plus a margin. Adjustments to the fair value of these instruments for the year ended December 31, 2006 resulted in a loss of ¥7.4 million, net of minority interest. There were no other derivative financial instruments included in accumulated other comprehensive income or loss for the year ended December 31, 2006. There was no impact on accumulated other comprehensive income or loss for the year ended December 31, 2005 as the Fund did not have any derivative financial instruments. This loss is included in accounts payables and other liabilities in the accompanying consolidated balance sheets and other comprehensive income in the accompanying consolidated statements of partners’ capital.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2006 and 2005, the unamortized mortgage and bond premiums were approximately ¥57.4 million and ¥70.9 million, respectively.

Minority Interests.  Minority interests represent a 19.19 percent indirect equity interest in the Properties held by AMB Singapore. Such investments are consolidated because the Fund owns a majority interest and exercises significant control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of the Fund are allocated to each of the partners in accordance with the respective partnership agreements as amended. Partner distributions are expected to be made on a semi-annual basis when distributable proceeds are available. Distributions, other than priority distributions (Note 8), are made to each of the partners in accordance with their respective ownership interests at the time of the distribution.

Rental Revenues.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. The Fund recorded ¥28.4 million and ¥14.2 million of revenue related to the amortization of lease intangibles for the year ended December 31, 2006 and for the period from Inception to December 31, 2005, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Fund in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Fund’s ability to lease space and on the level of rent that can be achieved. The Fund had five tenants that accounted for 53.0 percent of rental revenues for the year ended December 31, 2006.

Fair Value of Financial Instruments.  The Fund’s financial instruments include a mortgage loan payable, bonds payable and secured loans payable. Based on borrowing rates available to the Fund at December 31, 2006, the estimated fair market value of the financial instruments was ¥53.4 billion.

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2006, the Fund acquired an 80.81 percent equity interest in entities that indirectly own four operating properties aggregating 2.6 million square feet (unaudited) from AMB Japan. AMB

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Singapore retained 19.19 percent of the equity interest in the same entities. The total aggregate investment cost was approximately ¥57.1 billion, which includes ¥79.7 million closing costs. As of December 31, 2006, the Fund owed AMB Japan ¥56.6 million which represents the unpaid portion of the purchase price (Note 8).

During the period from the Inception to December 31, 2005, the Fund acquired an 80.81 percent equity interest in entities that indirectly own two operating properties, aggregating 0.9 million square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entities. The total aggregate investment cost was approximately ¥11.9 billion, which includes ¥8.0 million closing costs. As of December 31, 2005, the Fund owed AMB Japan ¥2.6 billion which represents the unpaid portion of the purchase price (Note 8).

During the period from Inception to December 31, 2005, the Fund and AMB Singapore indirectly acquired a five-story 248,214 square feet (unaudited) facility from a third-party seller. The total aggregate investment was approximately ¥2.5 billion which includes approximately ¥150.4 million in closing costs and acquisition fees.

The total purchase price has been allocated as follows (yen in thousands):

		Period from
		Inception to
		December 31,
	December 31, 2006	2005

Land	¥27,037,638	¥3,247,793
Buildings and improvements	29,234,337	11,005,346
In-place leases	708,025	108,329
Lease origination costs	—	61,858
Below-market leases	—	(110,951)

	¥56,980,000	¥14,312,375

4.	DEBT

As of December 31, 2006 and 2005, the Fund had one mortgage loan payable totaling ¥2.7 billion, not including an unamortized mortgage premium of approximately ¥25.5 million and ¥31.5 million, respectively. The mortgage loan payable bears interest at a fixed rate of 2.83 percent and matures in 2011.

The mortgage loan payable is collateralized by certain of the Properties and requires interest only payments to be made quarterly until maturity in 2011. In addition, the mortgage loan payable has various covenants such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Management of the Fund believes that the Fund was in compliance with these covenants as of December 31, 2006 and 2005.

As of December 31, 2006 and 2005, the Fund had one collateralized bond payable totaling ¥3.4 billion, not including an unamortized bond premium of ¥31.9 million and ¥39.4 million, respectively. The bond bears interest at a fixed rate of 2.83 percent and matures in 2011. Principal amortization on this bond begins in June 2007.

If at any such time, the principal outstanding on the ¥3.4 billion bond payable reaches the balance of the principal outstanding on the ¥2.7 billion mortgage loan payable, amortization of principal would then be applied on a pro rata basis of 50.0 percent to the bond payable and 50.0 percent to the mortgage loan payable.

As of December 31, 2006 and 2005, the Fund had four collateralized specified bonds payable totaling ¥35.2 billion and ¥0, respectively. The bonds bear interest at rates per annum equal to the rates of the TIBOR and Yen London Inter-Bank Offer Rate (“LIBOR”) plus a margin ranging from 85 to 155 basis points and mature between 2012 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps, which have fixed the interest rates payable on principal amounts totaling ¥31.2 billion at rates ranging from 1.32 percent to 1.60 percent per annum. Including the interest rate swaps, the effective borrowing cost for the ¥35.2 billion bonds is 2.65 percent per annum.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, the Fund had secured loans payable totaling ¥12.4 billion and ¥2.6 billion, respectively:

(i) The ¥2.6 billion secured loan payable bears interest at a rate per annum equal to TIBOR plus a margin of 20 basis points and matures in August 2007. For the year ended December 31, 2006 and for the period from Inception to December 31, 2005, the interest rate approximated 0.410 percent and 0.263 percent per annum, respectively. The loan payable is secured by a restricted cash balance held directly by the Fund in a cash collateral account.

(ii) The ¥9.8 billion secured loan payable bears interest at a rate per annum equal to LIBOR plus a margin of 75 basis points and matures in April 2008. For the year ended December 31, 2006, the interest rate approximated 1.14 percent per annum. The loan payable is secured by the partners’ capital commitment (“Credit Facility”).

The scheduled principal payments of the Fund’s mortgage payable, bonds payable and secured loans payable as of December 31, 2006 are as follows (yen in thousands):

	Mortgage		Secured
	Loan		Loans
	Payable	Bonds Payable	Payable	Total

2007	¥—	¥212,300	¥2,600,000	¥2,812,300
2008	—	227,400	9,785,000	10,012,400
2009	—	499,400	—	499,400
2010	—	579,760	—	579,760
2011	2,680,000	3,723,220	—	6,403,220
Thereafter	—	33,276,608	—	33,276,608

Subtotal	2,680,000	38,518,688	12,385,000	53,583,688
Unamortized premiums	25,495	31,868	—	57,363

Total	¥2,705,495	¥38,550,556	¥12,385,000	¥53,641,051

Except for the secured loan payable of ¥9.8 billion due in 2008 which is held by the Fund, the Fund’s operating properties, mortgage loan payable, bonds payable, and secured loan payable are all held in Japanese TMKs which are special purpose companies (“SPCs”). TMKs are SPCs established under Japanese Asset Liquidation law. As of December 31, 2006, the seven TMKs included in the Fund’s consolidated financial statements are AMB Funabashi Tokorozawa TMK, AMB Higashi-Ogijima TMK, AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK and AMB Funabashi 6 TMK. The Properties owned by AMB Funabashi Tokorozawa TMK collateralize one mortgage loan payable and one bond payable. The secured loan payable held by AMB Higashi-Ogijima TMK is collateralized by cash directly held by the Fund in a cash collateral account. The properties owned by AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK and AMB Kashiwa TMK collateralize bonds payable by the respective entities. The creditors of the TMKs do not have recourse to any other assets or revenues of AMB Japan or its affiliated entities. Conversely, the creditors of AMB Japan and its affiliated entities do not have recourse to any of the assets or revenues of the TMKs.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2006. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Yen in thousands)

2007	¥4,592,530
2008	4,358,963
2009	3,292,245
2010	3,102,076
2011	1,722,689
Thereafter	3,620,633

Total	¥20,689,136

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to ¥115.9 million for the year ended December 31, 2006 and ¥32.1 million for the period from Inception to December 31, 2005. These amounts are included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

6.	INCOME AND WITHHOLDING TAXES

The Fund is exempt from all forms of taxation in the Cayman Islands, including income, capital gains, and withholding tax. The foreign countries where the Fund has operations may impose income, withholding, and other direct and indirect taxes under their respective laws. Accordingly, the Fund recognizes income taxes for these jurisdictions in accordance with U.S. GAAP, as necessary. As of December 31, 2006 and 2005, the Fund has accrued a current tax liability of ¥61.3 million and ¥26.1 million, respectively, representing future withholding taxes on distributions from operations in Japan and Singapore. The Fund also accrued a deferred tax asset of ¥34.5 million and ¥0, respectively, as of December 31, 2006 and 2005. These amounts are included in accounts payable and other liabilities and accounts receivables and other assets in the accompanying consolidated balance sheets.

The tax consequences for each partner of the Fund of acquiring, holding, or disposing of partnership interests will depend upon the relevant laws of any jurisdiction to which the partner is subject.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

		For the Period
	For the Year	from
	Ended	Inception to
	December 31,	December 31,
	2006	2005
	(Yen in thousands)

Cash paid for interest, net of amounts capitalized	¥404,487	¥93,684

Acquisition of properties	¥56,980,000	¥14,312,375
Non-cash transactions:
Assumption of bond payable	(35,200,000)	—
Assumption of other assets and liabilities	(5,366,091)	(1,575,172)
Assumption of debts	—	(6,107,609)
Payable for remaining portion of purchase price	(479,330)	(2,577,431)
Non-cash contribution by General Partner	(119,596)	(57,510)

	15,814,983	3,994,653
Debt financed distribution for acquisition of property	(7,180,649)	—

Net cash paid for property acquisitions	¥8,634,334	¥3,994,653

8.	TRANSACTIONS WITH AFFILIATES

During the year ended December 31, 2006, AMB Japan contributed its equity interest in five Singapore PTE entities which owned an 80.81 percent indirect interest in four operating properties, aggregating 2.6 million square feet (unaudited) to the Fund. As of December 31, 2006, the Fund has an obligation of ¥56.6 million, payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities, which is included in net payables to affiliates in the accompanying consolidated balance sheets.

During the year ended December 31, 2006, the Fund made debt financed distributions of ¥9.8 billion to AMB Japan related to the unpaid portion of the contributions value for the Singapore PTE entities contributed at Inception and during the year ended December 31, 2006. As of December 31, 2005, ¥2.6 billion was included in net payables to affiliates in the accompanying consolidated balance sheets.

The contribution values of the Singapore PTEs contributed to the Fund at Inception were determined based on estimated fair market values of the net assets of each PTE as of June 30, 2005. Included in the fair market value determination of the Singapore PTE net assets was the fair market value of the Properties. The fair market value of the Properties was determined based on an appraisal conducted by an independent third party. In September 2005, the June 30, 2005 estimated fair market values of the net assets of the PTEs were adjusted to reflect final valuations. The effect of this adjustment resulted in a receivable to the Fund of ¥15.1 million as of December 31, 2005, which is netted against net payables to affiliates in the accompanying consolidated balance sheets.

Pursuant to the Co-Investment Agreement, AMB Singapore has an obligation to contribute 19.19 percent in capital (debt or equity) towards acquisitions of properties. As of December 31, 2005, AMB Singapore had issued unsecured, non-interest bearing loans in the amount of ¥139.2 million to an 80.81 percent controlled subsidiary of the Fund as funding for acquisition of properties. During the year ended December 31, 2006, these loans were converted into equity in this subsidiary of the Fund.

Pursuant to the Amended and Restated Limited Partnership Agreement and the Co-Investment Agreement, AMB Japan receives an acquisition fee equal to 0.9 percent of the Fund’s share of the acquisition cost of properties purchased from third parties. This acquisition fee is reduced by a 0.4 percent acquisition fee AMB Singapore receives of the acquisition cost of properties purchased from third parties who are referred to the Fund by AMB

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Singapore. As of December 31, 2006 and 2005, the Fund has recorded acquisition fees of approximately ¥0 and ¥21.8 million, respectively, of which ¥12.1 million was payable to AMB Japan and ¥9.7 million was payable to AMB Singapore related to the Fund’s acquisition of Higashi-Ogijima Distribution Center. These amounts are included in net payables to affiliates in the accompanying consolidated balance sheets.

In relation to the acquisition of Higashi-Ogijima Distribution Center, AMB Higashi-Ogijima TMK paid an acquisition fee of ¥63.4 million to AMB Blackpine Ltd (“Blackpine”), a 50/50 joint venture between AMB Headlands Japan LLC, an indirect subsidiary of AMB Property Corporation (“AMB”), and a team of real estate professionals in Japan. During the year ended December 31, 2006, AMB acquired the 50.0 percent of Blackpine that AMB did not previously own, and AMB has combined the operation of Blackpine with its wholly-owned Japanese subsidiary, AMB Property Japan, Inc., the Japan branch of AMB (“AMB Property Japan”). This acquisition fee was capitalized and included in investments in real estate in the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, the unamortized acquisition fee was approximately ¥61.3 million and ¥62.9 million, respectively.

In 2005, the TMKs recorded asset management fees and leasing commissions to Blackpine of approximately ¥7.2 million and ¥16.7 million, respectively. The leasing commissions were capitalized and included in investments in real estate in the accompanying consolidated balance sheets and are being amortized over the lease terms. As of December 31, 2006 and 2005, the unamortized leasing commissions were approximately ¥12.6 million and ¥16.0 million, respectively. Blackpine ceased providing asset management services to the TMKs on January 1, 2006.

Pursuant to an asset management fees agreement, on January 1, 2006, AMB Property Japan began providing asset management services to the Properties. The asset management fee is payable monthly. For the year ended December 31, 2006, the Fund recorded asset management fees of approximately ¥54.5 million.

Pursuant to the Management Services Agreement, AMB Singapore receives management service fees, payable on a quarterly basis, equal to 0.25 percent of capital (equity and debt) contributed to each PTE by the Fund and AMB Singapore. For the year ended December 31, 2006, and for the period from Inception to December 31, 2005, the PTEs recorded management service fees of approximately ¥18.6 million and ¥7.7 million, respectively. As of December 31, 2006 and 2005, the Fund owed ¥7.9 million and ¥7.7 million, respectively, for management service fees which are included in net payables to affiliates in the accompanying consolidated balance sheets.

Pursuant to the Limited Partnership Agreement from June 30, 2005 to June 30, 2006, AMB Japan, as general partner, receives asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of aggregate capital commitments made to the Fund from the effective date of the agreement through the Supplemental Capital Call Date (as defined in the Limited Partnership Agreement). Pursuant to the First Amendment to the Amended and Restated Agreement of Limited Partnership, effective from July 1, 2006, the asset management priority distribution base changed from 100 percent to 90.0 percent of the aggregate capital commitments to the Fund until the earlier of 90.0 percent of capital commitments being called or the Supplement Call Date (as defined in the Limited Partnership Agreement), and thereafter until the Supplement Call Date, the base will be the called but unreturned capital contributions. Subsequent to the Supplemental Capital Call Date, AMB Japan receives asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of the unreturned capital contributions. Both amounts referred to above are reduced by amounts paid or accrued to AMB Singapore for management service fees pursuant to the Management Services Agreement and asset management fees paid or accrued to AMB Property Japan, pursuant to the agreement regarding asset management fees. For the year ended December 31, 2006, the Fund recorded asset management priority distributions of approximately ¥654.4 million. For the period from Inception to December 31, 2005, the Fund recorded asset management priority distributions of approximately ¥367.0 million. As of December 31, 2006 and 2005, the Fund owed ¥1.0 billion and ¥367.0 million, respectively, for asset management priority distributions, which are included in distributions payable in the accompanying consolidated balance sheets.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Limited Partnership Agreement, AMB Japan receives incentive distributions equal to 20.0 percent of the amount over a 10.0 percent net nominal internal rate of return (“IRR”) accruing to the limited partners. The incentive distributions increase to 25.0 percent of the amount over a 13.0 percent IRR accruing to the limited partners. As of December 31, 2006, no incentive distributions have been paid or accrued.

AMB, the asset manager for AMB Japan, obtains company-wide insurance coverage from third parties that applies to all properties owned or managed by AMB, including the Properties. As such, the Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to ¥108.9 million for the year ended December 31, 2006 and ¥24.1 million for the period from Inception to December 31, 2005.

9.	COMMITMENTS AND CONTINGENCIES

Litigation.  In the normal course of business, from time to time, the Fund may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of the Fund.

Environmental Matters.  The Fund follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. The Fund is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on the Fund’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Fund’s results of operations and cash flows.

General Uninsured Losses.  The Fund carries property and rental loss, liability, flood, environmental and terrorism insurance. Management of the Fund believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of the Fund’s properties are located in areas that are subject to earthquake activity; therefore, the Fund has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Fund has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that management of the Fund believes are commercially reasonable, it is not certain that the Fund will be able to collect under such policies. Should an uninsured loss occur, the Fund could lose its investment in, and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB, including properties owned by the Fund.

10.	SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to December 31, 2006, the Fund acquired approximately ¥31.4 billion of operating properties, obtained secured loans payable and bonds payable of approximately ¥27.0 billion, and repaid ¥6.1 billion in bonds and secured loans payable, in the ordinary course of business.

EXHIBIT INDEX

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of August 25, 2006 (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.4	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.5	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.9	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 23, 2002).
4.10	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.11	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.12	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.13	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.14	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.16	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

Exhibit
Number		Description

4.17		Fourth Supplemental Indenture dated as of August 15, 2000, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 9, 2000).
4.18		Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.19		Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.20		Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006)
4.21		5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.22		$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.23		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.24		Registration Rights Agreement dated as of April 17, 2002 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on April 23, 2002).
4.25		Registration Rights Agreement dated as of September 21, 2001 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 3, 2001).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.21 of AMB Property, L.P.’s Annual Report Form 10-K for the year ended December 31, 2001).
*10	.5	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.6	AMB 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of AMB Property L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.7	Amended and Restated 2002 AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K, filed on October 4, 2006).

Exhibit
Number		Description

*10	.8	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
10.9		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.10		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.11		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.12		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 10, 2004).
10.13		Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.14		Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.15		Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.16 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.16		Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager. (incorporated by reference to Exhibit 10.17 of AMP Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.17		Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).

Exhibit
Number	Description

10.18	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2004).
10.19	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 6, 2003).
10.20	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.21	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2006).
10.22	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 19, 2006).
10.23	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
10.24	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.25	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).

Exhibit
Number	Description

10.26	Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 14, 2006).
10.27	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.28	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.29	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.30	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.31	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
21.1	Subsidiaries of AMB Property, L.P. (filed with AMB Property, L.P.’s Annual Report on Form 10-K on February 28, 2007).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 28, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 28, 2007 (filed with AMB Property, L.P.’s Annual Report on Form 10-K on February 28, 2007).
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated October 25, 2007.
32.1	18 U.S.C. § 1350 Certifications dated February 28, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property, L.P.’s Annual Report on Form 10-K on February 28, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement