Form 10-Q/A
period 2007-03-31
AMB PROPERTY LP
filed 2007-10-26
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
Amendment No. 1

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

AMB PROPERTY, L.P.

This Quarterly Report on Form 10-Q for AMB Property, L.P. for the quarter ended March 31, 2007 is being amended to revise Part I, Item 1 to include in Note 8 of the Notes to Consolidated Financial Statements summarized income statement information for the Operating Partnership’s unconsolidated co-investment joint ventures.

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

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited, dollars in thousands, except unit and per unit amounts)

REVENUES
Rental revenues	$162,082	$171,301
Private capital income	5,925	5,106

Total revenues	168,007	176,407
COSTS AND EXPENSES
Property operating expenses	(25,371)	(24,300)
Real estate taxes	(18,876)	(19,843)
Depreciation and amortization	(41,029)	(42,754)
Impairment losses	(257)	—
General and administrative	(29,854)	(23,048)
Other expenses	(912)	(537)
Fund costs	(241)	(614)

Total costs and expenses	(116,540)	(111,096)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	2,113	2,088
Other income	5,507	3,507
Gains from dispositions of real estate interests	136	—
Development profits, net of taxes	12,192	674
Interest expense, including amortization	(33,865)	(39,153)

Total other income and expenses, net	(13,917)	(32,884)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	37,550	32,427

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(7,193)	(8,539)
Joint venture partners’ share of development (profits) losses	(12)	—
Preferred unitholders	(2,242)	(3,437)

Total minority interests’ share of income	(9,447)	(11,976)

Income from continuing operations before cumulative effect of change in accounting principle	28,103	20,451

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	81	2,359
Gains from dispositions of real estate, net of minority interests	44	7,366

Total discontinued operations	125	9,725

Net income before cumulative effect of change in accounting principle	28,228	30,176
Cumulative effect of change in accounting principle	—	193

Net income	28,228	30,369
Series L, M, O and P preferred unit distributions	(3,952)	(3,096)
Series J and K preferred unit distributions	(1,590)	(1,590)
Preferred unit redemption discount / issuance costs	—	(1,097)

Net income available to common unitholders	$22,686	$24,586

Income available to common unitholders attributable to:
General partner	$21,730	$23,384
Limited partners	956	1,202

Net income available to common unitholders	$22,686	$24,586

Basic income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$0.23	$0.16
Discontinued operations	—	0.11
Cumulative effect of change in accounting principle	—	—

Net income available to common unitholders	$0.23	$0.27

Diluted income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$0.23	$0.16
Discontinued operations	—	0.10
Cumulative effect of change in accounting principle	—	—

Net income available to common unitholders	$0.23	$0.26

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	96,943,042	90,821,246

Diluted	99,776,750	94,567,680

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2007

	General Partner				Limited Partners
	Preferred Units		Common Units		Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
	(Unaudited, dollars in thousands, except unit amounts)

Balance as of December 31, 2006	9,300,000	$223,417	89,433,024	$1,943,240	1,600,000	$77,815	3,450,343	$74,780	$2,319,252
Comprehensive income:
Net income	—	3,952	—	21,730	—	1,590	—	956
Unrealized gain on securities and derivatives	—	—	—	(13)	—	—	—	—
Currency translation adjustment	—	—	—	353	—	—	—	—
Total comprehensive income	—								28,568
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	29,443	5,108	—	—	—	—	5,108
Issuance of common units	—	—	8,365,800	472,072	—	—	—	—	472,072
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,218,592	19,333	—	—	—	—	19,333
Conversion of operating partnership units to common stock	—	—	42,983	2,600	—	—	(42,983)	(860)	1,740
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,095)	—	—	—	—	(1,095)
Reallocation of interests	—	—	—	(13,966)	—	—	—	9,845	(4,121)
Distributions	—	(3,952)	—	(49,411)	—	(1,590)	—	(2,333)	(57,286)

Balance as of March 31, 2007	9,300,000	$223,417	99,089,842	$2,399,951	1,600,000	$77,815	3,407,360	$82,388	$2,783,571

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents summarized income statement information for the Operating Partnership’s unconsolidated co-investment joint ventures for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
		Income (loss)			Income (loss)
		From	Net		From	Net
		Continuing	Income		Continuing	Income
Co-Investment Unconsolidated Joint Ventures:	Revenues	Operations	(loss)	Revenues	Operations	(loss)

AMB Institutional Alliance Fund III, L.P.(1)	$29,480	$2,912	$2,927	$15,653	$1,835	$2,095
AMB Japan Fund I, L.P.(2)	10,929	2,192	2,192	2,794	133	133
AMB-SGP Mexico, LLC(3)	4,307	(2,119)	(2,119)	3,047	(1,346)	(1,346)
AMB DFS Fund I, LLC(4)	—	(39)	(39)	—	—	—

Total	$44,716	$2,946	$2,961	$21,494	$622	$882

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(2)	AMB Japan Fund I is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three months ended March 31, 2007 and 2006.

(3)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Non — U.S. Markets
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

PART II

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

10.1	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 21, 2007).
10.2	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 21, 2007).
10.3	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 21, 2007).
10.4	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 21, 2007).
10.5	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 21, 2007).
10.6	Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.7	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 27, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated May 9, 2007 (filed with AMB Property, L.P.’s Quarterly Report on Form 10-Q on May 9, 2007).
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated October 25, 2007.
32.1	18 U.S.C. § 1350 Certifications dated May 9, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property, L.P.’s Quarterly Report on Form 10-Q on May 9, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

By: AMB Property, Corporation,
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

Date: October 25, 2007