Form 10-Q/A
period 2007-06-30
AMB PROPERTY LP
filed 2007-10-26
CIK 1045610

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

AMB PROPERTY, L.P.

This Quarterly Report on Form 10-Q for AMB Property, L.P. for the quarter ended June 30, 2007 is being amended to revise Part I, Item 1 to include in Note 7 of the Notes to Consolidated Financial Statements summarized income statement information for the Operating Partnership’s unconsolidated co-investment joint ventures.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

			For the Six
	For the Three Months Ended June 30,		Months Ended June 30,
	2007	2006	2007	2006

Rental revenues	$(178)	$4,183	$(241)	$9,232
Straight-line rents and amortization of lease intangibles	—	207	—	362
Property operating expenses	(14)	(739)	(50)	(2,195)
Real estate taxes	(59)	(595)	(92)	(1,222)
Depreciation and amortization	(4)	62	(8)	(452)
General and administrative	—	166	—	166
Other income and expenses, net	—	15	2	19
Interest, including amortization	764	1,036	1,623	1,024
Joint venture partners’ share of (income) loss	(2)	(2)	63	(139)

Income attributable to discontinued operations	$507	$4,333	$1,297	$6,795

As of June 30, 2007 and December 31, 2006, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Other assets	$123	$165
Accounts payable and other liabilities	$4,840	$1,602

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 45.0 billion Yen, which, using the exchange rate in effect on June 30, 2007, equaled approximately $365.3 million U.S. dollars. On June 15, 2007, AMB Japan Finance Y.K. exercised an existing accordion feature to increase this unsecured revolving credit facility to 55.0 billion Yen, which using the exchange rate in effect on June 30, 2007, equaled approximately $446.5 million U.S. dollars. The Company and the Operating Partnership, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of June 30, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of June 30, 2007. As of June 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2007, was $360.4 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at June 30, 2007.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below presents summarized income statement information for the Operating Partnership’s unconsolidated co-investment joint ventures for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			June 30, 2006
		Income (Loss)			Income (Loss)
		from	Net		from	Net
		Continuing	Income		Continuing	Income
Co-Investment Unconsolidated Joint Ventures:	Revenues	Operations	(Loss)	Revenues	Operations	(Loss)

AMB Institutional Alliance Fund III, L.P.(1)	$33,324	$3,917	$3,924	$18,299	$2,815	$2,991
AMB Japan Fund I, L.P.(2)	11,448	1,510	1,510	2,673	253	253
AMB Europe Fund I, FCP-FIS(3)	2,860	432	432	—	—	—
AMB-SGP Mexico, LLC(4)	5,347	(2,688)	(2,688)	3,073	(1,992)	(1,992)
AMB DFS Fund I, LLC(5)	—	(16)	(16)	—	—	—

Total	$52,979	$3,155	$3,162	$24,045	$1,076	$1,252

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
		Income (Loss)			Income (Loss)
		from	Net		from	Net
		Continuing	Income		Continuing	Income
Co-Investment Unconsolidated Joint Ventures:	Revenues	Operations	(Loss)	Revenues	Operations	(Loss)

AMB Institutional Alliance Fund III, L.P.(1)	$62,714	$6,829	$6,851	$33,952	$4,650	$5,086
AMB Japan Fund I, L.P.(2)	22,381	3,696	3,696	5,468	384	384
AMB Europe Fund I, FCP-FIS(3)	2,860	432	432	—	—	—
AMB-SGP Mexico, LLC(4)	9,654	(4,807)	(4,807)	6,120	(3,338)	(3,338)
AMB DFS Fund I, LLC(5)	—	(55)	(55)	—	—	—

Total	$97,609	$6,095	$6,117	$45,540	$1,696	$2,132

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(2)	AMB Japan Fund I is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three and six months ended June 30, 2007 and 2006.

(3)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. This fund is Euro-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three and six months ended June 30, 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $401.9 million in U.S. dollars, using the exchange rate at June 30, 2007) for an approximate 80% equity interest. For the three and six months ended June 30, 2006, the Operating Partnership recognized development profits of $43.2 million from the contribution to this fund of one completed development project for $243.0 million (using the exchange rate on the date of contribution) aggregating approximately 0.8 million square feet.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the distributions paid or payable per unit:

				For the Six
		For the Three Months		Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2007	2006	2007	2006

Operating Partnership	Common limited partnership units	$0.500	$0.460	$1.000	$0.920
Operating Partnership	Series J preferred units(1)	$0.011	$0.994	$1.005	$1.988
Operating Partnership	Series K preferred units(1)	$0.011	$0.994	$1.005	$1.988
AMB Property II, L.P.	Class B common limited partnership units	$0.500	$0.460	$1.000	$0.920
AMB Property II, L.P.	Series D preferred units	$0.838	$0.969	$1.840	$1.938
AMB Property II, L.P.	Series E preferred units(2)	n/a	$0.807	n/a	$1.776
AMB Property II, L.P.	Series F preferred units(3)	n/a	$0.994	n/a	$1.988
AMB Property II, L.P.	Series H preferred units(4)	n/a	n/a	n/a	$0.970
AMB Property II, L.P.	Series I preferred units(5)	$0.244	$1.000	$1.244	$2.000
AMB Property II, L.P.	Series N preferred units(6)	n/a	n/a	n/a	$0.215

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In April 2007, the Operating Partnership redeemed all of its Series J and Series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding Series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding Series F preferred units.

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding Series H preferred units.

(5)	In April 2007, AMB Property II, L.P., repurchased all of its Series I preferred units.

(6)	The holder of the Series N preferred units exercised its put option in January 2006 and sold all of its Series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

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

As of June 30, 2007, approximately 6,054,697 options and 653,427 non-vested stock awards were outstanding under the plans. There were 534,338 stock options granted, 1,305,433 options exercised, and 38,574 options forfeited during the six months ended June 30, 2007. There were 270,653 restricted stock awards made during the six months ended June 30, 2007. 208,211 non-vested stock awards vested and 20,564 non-vested stock awards were forfeited during the six months ended June 30, 2007. The related stock option expense was $1.3 million and $1.0 million and the related restricted stock compensation expense was $3.0 million and $5.1 million for the three months ended June 30, 2007 and 2006, respectively. The related stock option expense was $3.2 million and $3.1 million and the related restricted stock compensation expense was $6.2 million and $7.8 million for the six months ended June 30, 2007 and 2006, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Non-U.S. Markets
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
Non-U.S. Markets
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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Operating Partnership’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	June 30, 2007	December 31, 2006

U.S. Markets
Southern California	$911,325	$895,610
No. New Jersey/New York	623,024	607,727
San Francisco Bay Area	739,570	703,660
Chicago	440,369	446,662
On-Tarmac	204,784	210,798
South Florida	347,772	371,603
Seattle	377,861	380,459
Non-U.S. Marktes
Europe	313,261	723,326
Asia	556,561	434,706

Total marktes	4,514,527	4,774,551
Other Markets	1,619,374	1,430,308
Investments in unconsolidated joint ventures	349,534	274,381
Non-segment assets	275,829	234,272

Total assets	$6,759,264	$6,713,512

11.	Commitments and Contingencies

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PART II

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

10.1	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on May 15, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 9, 2007 (filed with AMB Property, L.P.’s Quarterly Report on Form 10-Q on August 9, 2007).
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated October 25, 2007.
32.1	18 U.S.C. § 1350 Certifications dated August 9, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property, L.P.’s Quarterly Report on Form 10-Q on August 9, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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