Form 10-K
period 2007-12-31
AMB PROPERTY LP
filed 2008-03-03
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑     Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

FORWARD-LOOKING STATEMENTS

Some of the information included in this annual report on Form 10-K contains forward-looking statements, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve numerous risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in the forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “forecasting,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indicators of whether, or the time at which, such performance or results will be achieved. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, our inability to obtain necessary permits and financing, public opposition to these activities, as well as the risks associated with our expansion of and increased investment in our development business);

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of opening offices globally (including increasing headcount);

•	a downturn in the California, U.S., or the global economy or real estate conditions and other financial market fluctuations;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	our failure to successfully integrate acquired properties and operations;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	risks related to our obligations in the event of certain defaults under co-investment venture and other debt;

•	our failure to obtain necessary financing;

•	our failure to maintain our current credit agency ratings;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with our tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties and risks related to natural disasters; and

•	our general partner’s failure to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” in Item 1A of this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.

PART I

Item 1.	Business

General

AMB Property, L.P., a Delaware limited partnership, acquires, develops and operates industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

We commenced operations shortly before the consummation of AMB Property Corporation’s initial public offering on November 26, 1997. Our strategy focuses on providing industrial distribution warehouse space to customers who value the efficient movement of goods through the global supply chain, primarily in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. As of December 31, 2007, we owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 147.7 million square feet (13.7 million square meters) in 45 markets within 14 countries. Additionally, as of December 31, 2007, we managed, but did not have a significant ownership interest in, industrial and other properties totaling approximately 1.5 million rentable square feet.

As of December 31, 2007, AMB Property Corporation owned an approximate 96.1% general partnership interest in us, excluding preferred units. As our sole general partner AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

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

Our strategy is to be a leading provider of industrial properties in supply-constrained submarkets of our target markets. These infill submarkets are generally characterized by large population densities and typically offer substantial consumer concentrations, proximity to large clusters of distribution-facility users and significant labor pools, and are generally located near key international passenger and cargo airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, the substantial majority of our portfolio of industrial properties is located in our target markets, and much of this is in infill submarkets within our target markets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

Further, in many of our target markets, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than the storage of goods. Our investment focus on HTD® assets is based on what we think to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We think these building characteristics represent an important success factor for customers such as air express, logistics and freight forwarding companies that have time-sensitive needs, and that these facilities function best when located in convenient proximity to transportation infrastructure, such as major airports and seaports.

Of approximately 147.7 million square feet as of December 31, 2007:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated co-investment ventures, we owned or partially owned approximately 118.2 million square feet (principally warehouse distribution buildings) that were 96.0% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated co-investment ventures, we had investments in 56 industrial development projects, which are expected to total approximately 17.8 million square feet upon completion;

•	on a consolidated basis, we owned 12 development projects, totaling approximately 4.2 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated co-investment ventures, we had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	we held approximately 0.1 million square feet, which is the location of our global headquarters.

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other office locations in Amsterdam, Atlanta, Baltimore, Beijing, Boston, Chicago, Dallas, Delhi, Frankfurt, Los Angeles, Menlo Park, Nagoya, Narita, New Jersey, New York, Osaka, Paris, Seoul, Shanghai, Shenzhen, Singapore, Tokyo and Vancouver. As of December 31, 2007, we employed 513 individuals: 185 in our San Francisco headquarters, 57 in our Boston office, 49 in our Tokyo office, 44 in our Amsterdam office and the remainder in our other offices. Our website address is www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. Our Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this annual report or any other report or filing filed with the SEC.

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

We believe that real estate is fundamentally a local business and best operated by local teams in each market. We manage our portfolio of properties generally through direct property management performed by our own employees. Additionally, within our flexible operating model, we may from time to time establish relationships with third-party real estate management firms, brokers and developers that provide some property-level administrative and management services under our direction. We intend to continue to increase utilization of internal management resources in target markets to achieve operating efficiencies and expose our customers to the broadening array of AMB service offerings, including access to multiple locations worldwide and build-to-suit developments. We actively manage our portfolio, whether directly or with an alliance partner, by establishing leasing strategies, negotiating lease terms, pricing, and level and timing of property improvements.

Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, striving to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During 2007, rent on renewed and re-leased space in our operating portfolio increased 4.9%, on an owned and managed basis. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During 2007, cash-basis same store net operating income, including lease termination fees, increased by 5.1%, on an owned and managed basis, and 5.5% excluding lease termination fees. We believe it is important to view real estate as a long-term investment, however, our past results are not necessarily an indication of our future performance. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income and Part IV, Item 15: Note 15 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth through Development, Redevelopment and Value-Added Conversions

We think that the development, redevelopment and expansion of well-located, high-quality industrial properties generally provide us with attractive investment opportunities at higher rates of return than may be obtained from the purchase of existing properties. Through the deployment of our in-house development and redevelopment expertise, we seek to create value both through new construction and the acquisition and management of redevelopment opportunities. Additionally, we believe that our historical focus on infill locations creates a unique opportunity to enhance unitholder value through the select conversion of industrial properties to higher and better uses, within our value-added conversion business. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from industrial distribution warehouse to a higher and better use, such as office, retail or residential. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment require significant capital investment, to maximize their returns. Completed development and redevelopment properties are generally contributed to our co-investment ventures and held in our owned and managed portfolio or sold to third parties. Value-added conversion properties are generally sold to third parties at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. We think our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our employees have specific experience in real estate development, both with us and with local, national or international development firms. Over the past six years, we have significantly expanded our development staff. We pursue development projects directly and in co-investment ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.

Growth through Acquisitions and Capital Redeployment

Our acquisition experience and our network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with leasing and investment sales brokers, as well as third-party local property management firms, which may give us access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus. Since 2002, we have sold approximately $2 billion of operating properties, recognizing a gain of approximately $264 million, in an effort to exit non-target markets and dispose of assets that no longer fit our investment criteria.

We are generally engaged in various stages of negotiations for a number of acquisitions and other transactions, some of which may be significant, that may include, but are not limited to, individual properties, large multi-property portfolios or property owning or real estate-related entities. We cannot assure you that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facilities, other forms of secured or unsecured debt financing, issuances of debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Key Transactions in 2007.”

Growth through Global Expansion

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in markets outside the United States based on annualized base rent. As of December 31, 2007, operating properties in our markets outside the United States comprised 23.8% of our owned and managed operating portfolio and 4.5% of our consolidated operating portfolio based on annualized base rent. In addition to the United States, we include Canada and Mexico as target countries in the Americas. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future, including Brazil and countries in Central/Eastern Europe.

Expansion into target markets outside the United States represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose businesses are derived from global trade. In addition, our investments target major consumer distribution markets and customers. We think that our established customer relationships, our contacts in the air cargo, shipping and logistics industries, our underwriting of markets and investments, our in-house expertise and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part VI, Item 15: Note 15 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or co-investment ventures. Our co-investment ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Generally, we will own a 15-50% interest in our co-investment ventures. We expect our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment ventures. As of December 31, 2007, we owned approximately 83.4 million square feet of our properties (56.5% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures.

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

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may be adversely affected by:

•	changes in the general economic climate, including rising inflation;

•	local conditions, such as oversupply of or a reduction in demand for industrial space;

•	the attractiveness of our properties to potential customers;

•	competition from other properties;

•	our ability to provide adequate maintenance and insurance;

•	increased operating costs;

•	increased cost of compliance with regulations;

•	the potential for liability under applicable laws (including changes in tax laws); and

•	disruptions in the global supply chain caused by political, regulatory or other factors, including terrorism.

In addition, periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents, an increased occurrence of defaults under existing leases or greater difficulty in financing our acquisition and development activities, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that future attacks impact our customers, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Our properties are concentrated predominantly in the industrial real estate sector. As a result of this concentration, we would feel the impact of an economic downturn in this sector more acutely than if our portfolio included other property types.

We may be unable to renew leases or relet space as leases expire.

As of December 31, 2007, on an owned and managed basis, leases on a total of 13.2% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2008. We derive most of our income from rent received from our customers. Accordingly, our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders, and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew these expiring leases or if the rental rates upon renewal or reletting are significantly lower than expected. If a customer experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to customers.

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

Our results of operations, distributable cash flow and the value of our units would be adversely affected if a significant number of our customers were unable to meet their lease obligations to us. In the event of a significant number of lease defaults, our cash flow may not be sufficient to make distributions to our unitholders and repay maturing debt. As of December 31, 2007, on an owned and managed basis, we did not have any single customer account for annualized base rent revenues greater than 3.5%. However, in the event of lease defaults by a significant number of our customers, we may incur substantial costs in enforcing our rights as landlord.

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

We may be unable to complete renovation, development and redevelopment projects on advantageous terms.

As part of our business, we develop new and renovate and redevelop existing properties, and we intend to continue to expand and increase our investment in our development, renovation and redevelopment business. The real estate development, renovation and redevelopment business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders, which include the following risks:

•	we may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may not be able to capture the anticipated enhanced value created by our value-added conversion projects ever or on our expected timetables;

•	substantial renovation, new development and redevelopment activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations; and

•	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we have financed through construction loans.

Risks Associated With Our International Business

Our international growth is subject to special risks and we may not be able to effectively manage our international growth.

We have acquired and developed, and expect to continue to acquire and develop, properties outside the United States. Because local markets affect our operations, our international investments are subject to economic fluctuations in the international locations in which we invest. In addition, our international operations are subject to the usual risks of doing business abroad such as revisions in tax treaties or other laws and regulations, including those governing the taxation of our international revenues, restrictions on the transfer of funds, and, in certain parts of the world, uncertainty over property rights and political instability. We cannot predict the likelihood that any of these developments may occur. Further, we have entered, and may in the future enter, into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. Further, even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis or at all.

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

Our global growth (including growth in new regions in the United States) subjects us to certain risks, including risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices. In addition, payroll expenses are paid in local currencies and, therefore, we are exposed to risks associated with fluctuations in the rate of exchange between the U.S. dollar and these currencies.

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

We are pursuing, and intend to continue to pursue, growth opportunities in international markets. As we invest in countries where the U.S. dollar is not the national currency, we are subject to international currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of those other countries. A significant depreciation in the value of the currency of one or more countries where we have a significant investment may materially affect our results of operations. We attempt to mitigate any such effects by borrowing under our multi-currency credit facility in the currency of the country in which we are investing and, under certain circumstances, by putting in place international currency put option contracts to hedge exchange rate fluctuations. For leases denominated in international currencies, we may use derivative financial instruments to manage the international currency exchange risk. We cannot assure you, however, that our efforts will successfully neutralize all international currency risks. If we do engage in international currency exchange rate hedging activities, any income recognized with respect to these hedges may not qualify under the 75% or the 95% gross income tests that our general partner must satisfy annually in order to qualify and maintain its status as a real estate investment trust.

General Business Risks

Our performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.

As of December 31, 2007, our industrial properties located in California represented 23.6% of the aggregate square footage of our industrial operating properties and 22.7% of our industrial annualized base rent, on an owned and managed basis. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

We may experience losses that our insurance does not cover.

We carry commercial liability, property and rental loss insurance covering all the properties that we own and manage in types and amounts that we believe are adequate and appropriate given the relative risks applicable to the property, the cost of coverage and industry practice. Certain losses, such as those due to terrorism, windstorms, floods or seismic activity, may be insured subject to certain limitations, including large deductibles or co-payments and policy limits. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we consider commercially reasonable given the cost and availability of such coverage, we cannot be certain that we will be able to renew coverage on comparable terms or collect under such policies. In addition, there are other types of losses, such as those from riots, bio-terrorism or acts of war, that are not generally insured in our industry because it is not economically feasible to do so. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds our insured limits with respect to one or more of our properties, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the co-investment ventures, we generally will be liable for all of the co-investment ventures’ unsatisfied recourse obligations. Any such losses could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

A number of our properties are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. Our largest concentration of such properties is in California where, on an owned and managed basis, as of December 31, 2007, we had 282 industrial buildings, aggregating approximately 27.9 million square feet and representing 23.6% of our industrial operating properties based on aggregate square footage and 22.7% based on industrial annualized base rent, on an owned and managed basis. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. We carry earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

We are subject to risks and liabilities in connection with properties owned through co-investment ventures, limited liability companies, partnerships and other investments.

As of December 31, 2007, we owned approximately 83.4 million square feet of our properties through several co-investment ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or co-investment ventures and we intend to continue to develop and acquire properties through co-investment ventures, limited liability companies, partnerships with and investments in other entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions and some partners may manage the properties in the co-investment venture partnership, limited liability company or co-investment venture investments. Partnership, limited liability company or co-investment venture investments involve certain risks, including:

•	if our partners, co-members or co-investment venturers go bankrupt, then we and any other remaining general partners, members or co-investment venturers would generally remain liable for the partnership’s, limited liability company’s or co-investment venture’s liabilities;

•	if our partners fail to fund their share of any required capital contributions, then we may be required to contribute such capital;

•	our partners, co-members or co-investment venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	our partners, co-members or co-investment venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our general partner’s current policy with respect to maintaining its qualification as a real estate investment trust;

•	the co-investment venture, limited liability and partnership agreements often restrict the transfer of a co-investment venture’s, member’s or partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	our relationships with our partners, co-members or co-investment venturers are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•	disputes between us and our partners, co-members or co-investment venturers may result in litigation or arbitration that would increase our expenses and prevent AMB Property Corporation’s officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company, or co-investment venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our partners, co-members or co-investment venturers.

We generally seek to maintain sufficient control or influence over our partnerships, limited liability companies and co-investment ventures to permit us to achieve our business objectives, however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

We also anticipate contributing or selling properties to our co-investment ventures. If the co-investment ventures are unable to raise additional capital on favorable terms after currently available capital is depleted or if the value of such properties are appraised at less than the cost of such properties, then such contributions or sales could be delayed or prevented, adversely affecting our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. For example, although we have acquired land for development and made capital commitments in Japan and Mexico, we cannot be assured that we ultimately will be able to contribute such properties to our co-investment ventures as we have planned.

We may not be successful in contributing properties to our co-investment ventures or disposing of properties to third parties.

We regularly contribute properties that we acquire or develop to our co-investment ventures, or sell these properties to third parties, and we intend to continue to contribute and sell properties as opportunities arise and build our private capital business. Our ability to contribute or sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties, current market conditions, including the capitalization rates applicable to our properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute or sell these properties. Continued access to debt and equity capital, in the private and public markets, by our co-investment ventures is necessary in order for us to continue our strategy of contributing properties to these funds. Should we not have sufficient properties available that meet the investment criteria of current or future co-investment ventures, or should the co-investment ventures have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flow and on the value of our securities. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flow, our ability to meet our debt obligations in a timely manner and the value of our securities in subsequent periods.

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

In order for our general partner, AMB Property Corporation, to qualify as a real estate investment trust, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is subject to tax to the extent its income is not fully distributed. We are required to make distributions to AMB Property Corporation that will enable it to satisfy this distribution requirement and avoid tax liability. Consequently, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order for our general partner, AMB Property Corporation, to maintain its real estate investment trust status and avoid the payment of income and excise taxes, AMB Property Corporation may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability, and that of our general partner, to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of AMB Property Corporation’s capital stock.

Debt Financing Risks

We could incur more debt, increasing our debt service.

It is generally our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of total debt-to-our share of total market capitalization ratio to exceed approximately 45% over the long term. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for our definitions of “market equity” and “our share of total debt.” The aggregate amount of indebtedness that we may incur under our policy increases directly with an increase in the market price per share of AMB Property Corporation’s capital stock. Further, our general partner’s management could alter or eliminate this policy without unitholder or noteholder approval. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to our unitholders.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing and interest rate risk.

As of December 31, 2007, we had total debt outstanding of $3.5 billion. AMB Property Corporation guarantees our obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to repay all such maturing debt and to make distributions to our unitholders and payments to our noteholders. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to our unitholders and payments to our noteholders.

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

As of December 31, 2007, we had outstanding guarantees in the amount of $95.9 million in connection with certain acquisitions. As of December 31, 2007, we also guaranteed $41.2 million and $107.9 million on outstanding loans on five of our consolidated co-investment ventures and two of our unconsolidated co-investment ventures, respectively. Also, we have entered into contribution agreements with certain of our unconsolidated co-investment venture funds. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements were $160.2 million as of December 31, 2007. We intend to continue to guarantee debt of our unconsolidated co-investment venture funds and make additional contributions to our unconsolidated co-investment venture funds in connection with property contributions to the funds. Such payment obligations under such guarantees and contribution obligations under such contribution agreements, if required to be paid, could be of a magnitude that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our senior unsecured long-term debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our current and future credit facilities and debt instruments. Since we depend on debt financing to fund our acquisition and development activity, adverse changes in our credit ratings could negatively impact our development and acquisition activity, future growth, financial condition, and ability to make distributions to our unitholders and payments to our noteholders.

Covenants in our debt agreements could adversely affect our financial condition.

The terms of our credit agreements and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. As of December 31, 2007, we had certain non-recourse, secured loans, which are cross-collateralized by multiple properties. If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

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

Environmental laws in some countries, including the United States, also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

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

Our general partner elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with its taxable year ended December 31, 1997. Our general partner currently intends to operate so as to qualify as a real estate investment trust under the Internal Revenue Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable it to continue to qualify as a real estate investment trust. However, it is possible that our general partner has been organized or has operated in a manner that would not allow it to qualify as a real estate investment trust, or that its future operations could cause it to fail to qualify. Qualification as a real estate investment trust requires our general partner to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a real estate investment trust, our general partner must derive at least 95% of its gross income in any year from qualifying sources. In addition, it must pay dividends to its stockholders aggregating annually at least 90% of its real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. These provisions and the applicable Treasury regulations are more complicated in our general partner’s case because it holds its assets through us. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our general partner’s ability to qualify as a real estate investment trust.

If our general partner fails to qualify as a real estate investment trust in any taxable year, it will be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless our general partner is entitled to relief under certain statutory provisions, it would be disqualified from treatment as a real estate investment trust for the four taxable years following the year in which it lost its qualification. If our general partner lost its real estate investment trust status, then its net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, our general partner would no longer be required to make distributions to its stockholders, and accordingly, distributions we make to our unitholders could be similarly reduced.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment venture funds. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment venture funds are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment venture funds are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.

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

INDUSTRIAL PROPERTIES

As of December 31, 2007, we owned and managed 1,060 industrial buildings aggregating approximately 118.2 million rentable square feet (on a consolidated basis, we had 788 industrial buildings aggregating approximately 78.0 million rentable square feet), excluding development and renovation projects and recently completed development projects available for sale or contribution, located in 45 markets throughout the United States and in Canada, China, Belgium, France, Germany, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. Our industrial properties were 96.0% leased to 2,591 customers, the largest of which accounted for no more than 3.5% of our annualized base rent from our industrial properties. See Part IV, Item 15: Note 15 of “Notes to Consolidated Financial Statements” for segment information related to our operations.

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

		December 31,
Building Type	Description	2007	2006

Warehouse	Customers typically 15,000-75,000 square feet, single or multi-customer	51.6%	48.4%
Bulk Warehouse	Customers typically over 75,000 square feet, single or multi-customer	37.1%	38.3%
Flex Industrial	Includes assembly or research & development, single or multi-customer	3.6%	4.5%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	3.0%	3.5%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	1.3%	1.5%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	2.8%	3.2%
Office	Single or multi-customer, used strictly for office	0.6%	0.6%

		100.0%	100.0%

Lease Terms.  Our industrial properties are typically subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which customers pay expenses over certain threshold levels. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years, with a weighted average of six years, excluding renewal options. However, the majority of our industrial leases do not include renewal options.

Overview of Principal Global Markets.  Our industrial properties are typically located near key international passenger and cargo airports, seaports and major highway systems in major metropolitan areas, which include Chicago, Northern New Jersey/New York City, Paris, the San Francisco Bay Area, Seattle, South Florida, Southern California, Tokyo and U.S. On-Tarmac. Our other markets in the Americas are Atlanta, Austin, Baltimore, Boston, Dallas, Guadalajara, Houston, Mexico City, Minneapolis, Monterrey, New Orleans, Orlando, Querétaro, Savannah, Tijuana and Toronto. In Europe, our other markets are Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Madrid, Milan and Rotterdam. In Asia, our markets are Osaka, Seoul, Shanghai and Singapore.

Within these metropolitan areas, our industrial properties are generally concentrated in locations with limited new construction opportunities within established, relatively large submarkets, which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These infill locations are typically near major airports, seaports or convenient to major highway systems and rail lines, and are proximate to large and diverse labor pools. There is typically broad demand for industrial space in these centrally-located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer constraints to the supply of additional industrial properties.

Portfolio Overview

The following includes our owned and managed operating portfolio and development properties, investments in operating properties through non-managed unconsolidated co-investment ventures, and recently completed developments that have not yet been placed in operations but are being held for sale or contribution:

					Year-to-Date	Trailing Four
		AMB share of		Annualized	Same Store NOI	Quarter
	Square	Square	Year-to-Date	Base Rent(1)	Growth Without	Rent Change on
	Feet as of	Feet as of	Average	psf as of	Lease Termination	Renewals and
	12/31/2007	12/31/2007	Occupancy	12/31/2007	Fees(2)	Rollovers(3)

Southern California	17,514,557	57.1%	96.5%	$6.53	4.9%	10.2%
Chicago	12,939,948	53.3%	91.0%	5.30	4.9%	0.8%
No. New Jersey/New York	11,115,945	50.1%	98.6%	7.21	7.9%	3.1%
San Francisco Bay Area	10,262,443	72.6%	96.2%	6.42	3.8%	(5.5)%
Seattle	7,891,551	49.7%	96.3%	5.17	6.0%	18.6%
South Florida	6,276,291	70.5%	97.5%	7.49	10.6%	12.0%
U.S. On-Tarmac(4)	2,629,113	92.6%	94.2%	18.69	0.9%	1.4%
Other U.S. Markets	27,790,006	64.8%	94.4%	5.49	3.9%	1.8%

U.S. Subtotal/Wtd Avg	96,419,854	60.9%	95.3%	$6.42	5.0%	4.1%
Canada	304,353	100.0%	87.0%	$7.89	0.0%	n/a
Mexico City	2,134,089	20.0%	95.9%	6.34	(6.9)%	0.0%
Other Mexico Markets	2,769,507	20.0%	93.2%	4.83	(0.2)%	0.1%

Mexico Subtotal/Wtd Avg	4,903,596	20.0%	94.4%	$5.51	(3.8)%	0.1%

The Americas Total/Wtd Avg	101,627,803	59.0%	95.2%	$6.38	4.9%	4.1%

France	3,371,164	20.0%	94.4%	$8.61	16.5%	10.6%
Germany	2,116,303	19.8%	99.8%	9.36	10.4%	(1.2)%
Benelux	2,835,213	21.2%	99.5%	10.35	10.1%	n/a
Other Europe Markets	178,282	100.0%	100.0%	14.39	0.0%	n/a

Europe Subtotal/Wtd Avg(5)	8,500,962	22.0%	97.6%	$9.53	13.4%	7.6%

Tokyo	4,916,517	28.9%	94.2%	$12.24	24.0%	1.0%
Osaka	1,018,875	20.0%	92.1%	9.32	0.0%	n/a
Other Japan Markets	—	0.0%	0.0%	—	0.0%	n/a

Japan Subtotal/Wtd Avg(5)	5,935,392	27.4%	93.8%	$11.77	24.0%	1.0%
Shanghai	1,382,817	69.9%	99.9%	$4.03	38.6%	48.7%
Singapore	733,321	82.9%	95.5%	9.86	0.0%	2.7%
Other Asia Markets	—	0.0%	0.0%	—	0.0%	n/a

Asia Total/Wtd Avg(5)	8,051,530	39.7%	95.0%	$10.21	24.7%	19.5%

Owned and Managed Total/Wtd Avg(6)	118,180,295	55.0%	95.1%	$6.87	5.5%	4.9%
Other Real Estate Investments(7)	7,495,659	54.3%	95.0%

Total Operating Portfolio	125,675,954	55.0%	95.1%
Development
Pipeline	17,822,820	87.6%
Available for Sale or Contribution(8)	4,190,504	98.3%

Development Subtotal	22,013,324	89.7%

Total Global Portfolio	147,689,278	60.2%

(1)	Annualized base rent (“ABR”) is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2007, multiplied by 12.

(2)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of why management believes same store cash basis NOI is a useful supplemental measure for our management and investors, of ways to use this measure when assessing the Company’s financial performance, and the limitations of the measure as a measurement tool.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(4)	Includes domestic on-tarmac air cargo facilities at 14 airports.

(5)	Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2007.

(6)	Owned and managed is defined by us as assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(7)	Includes investments in operating properties through our investments in unconsolidated co-investment ventures that we do not manage, and are therefore excluded from our owned and managed portfolio, and the location of our global headquarters.

(8)	Represents development projects available for sale or contribution that are not included in the operating portfolio.

Lease Expirations(1)

The following table summarizes the lease expirations for our owned and managed operating properties for leases in place as of December 31, 2007, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

	Square	Annualized Base	% of Annualized
	Feet	Rent (000’s)(2)(3)	Base Rent(2)

2008	16,457,850	$108,528	13.2%
2009	20,835,399	134,456	16.4%
2010	17,530,733	121,597	14.8%
2011	17,711,251	126,654	15.4%
2012	13,239,737	110,274	13.4%
2013	7,902,888	56,526	6.9%
2014	6,853,902	55,521	6.8%
2015	4,210,542	32,830	4.0%
2016	2,075,922	15,622	1.9%
2017 and beyond	7,262,397	57,966	7.2%

Total	114,080,621	$819,974	100.0%

(1)	Schedule includes leases that expire on or after December 31, 2007. Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2007, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2007.

(3)	Apron rental amounts (but not square footage) are included.

Customer Information(1)

Top Customers.  As of December 31, 2007, our largest property customers by annualized base rent, on an owned and managed basis, are set forth in the table below:

		Aggregate	Annualized	% of Aggregate
		Rentable	Base	Annualized
Customer(2)		Square Feet	Rent (000’s)(3)	Base Rent(3)(4)

1.	Deutsche Post World Net (DHL)(5)	3,545,830	$27,489	3.5%
2.	United States Government (5)(6)	1,392,586	20,483	2.6%
3.	FedEx Corporation(5)	1,517,523	15,589	2.0%
4.	Nippon Express	967,039	10,111	1.3%
5.	BAX Global Inc/Schenker/Deutsche Bahn(5)	904,210	9,908	1.3%
6.	Sagawa Express	729,141	9,694	1.2%
7.	La Poste	902,391	8,014	1.0%
8.	Caterpillar Inc.	668,297	6,908	0.9%
9.	Panalpina, Inc.	1,016,825	6,706	0.9%
10.	Expeditors International	1,238,693	6,192	0.8%

	Total	12,882,535	$121,094	15.5%

	Top 11-20 Customers	6,115,538	44,400	5.7%

	Total	18,998,073	$165,494	21.2%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2007, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2007.

(4)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of operating properties.

(5)	Airport apron rental amounts (but not square footage) are included.

(6)	United States Government includes the United States Postal Service, United States Customs, United States Department of Agriculture and various other U.S. governmental agencies.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties as of and for the years ended December 31, 2007, 2006 and 2005:

Operating Portfolio	2007	2006	2005(2)

Square feet owned(3)(4)	118,180,295	100,702,915	87,772,104
Occupancy percentage(4)	96.0%	96.1%	95.8%
Average occupancy percentage	95.1%	95.3%	94.4%
Weighted Average Lease Terms (years):
Original	6.2	6.1	6.1
Remaining	3.5	3.3	3.3
Trailing four quarter tenant retention	74.0%	70.9%	64.2%
Trailing four quarter rent change on renewals and rollovers:(5)
Percentage	4.9%	(0.1)%	(9.7)%
Same space square footage commencing (millions)	19.2	16.2	13.6
Trailing four quarter second Generation Leasing Activity:(6)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.19	$1.41	$1.60
Re-tenanted	$3.25	$3.19	$3.03
Weighted average	$2.03	$2.20	$2.34
Square footage commencing (millions)	22.8	19.1	18.5

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	The information for 2005 is presented on a consolidated basis while the information for 2006 and 2007 is presented on an owned and managed basis. Management believes that the difference in comparability between 2005 and 2006 and 2007 is not significant.

(3)	In addition to owned square feet as of December 31, 2007, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of properties. As of December 31, 2007, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of December 31, 2007, we also had investments in 7.4 million square feet of operating properties through our investments in non-managed unconsolidated co-investment ventures and 0.1 million square feet, which is the location of our global headquarters.

(4)	On a consolidated basis, we had approximately 78.0 million rentable square feet with an occupancy rate of 96.8% at December 31, 2007.

(5)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(6)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition. Information for 2007 is presented as trailing four-quarters.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties as of and for the years ended December 31, 2007, 2006 and 2005:

Same Store Pool(2)	2007	2006	2005(3)

Square feet in same store pool(4)	85,192,781	77,291,866	72,452,609
% of total square feet	72.1%	76.8%	82.5%
Occupancy percentage(4)	96.4%	97.0%	95.6%
Average occupancy percentage	95.9%	95.9%	94.1%
Weighted Average Lease Terms (years):
Original	6.1	6.0	5.9
Remaining	3.1	3.0	3.0
Trailing four quarter tenant retention	73.4%	72.5%	63.7%
Trailing four quarter rent change on renewals and rollovers:(5)
Percentage	5.0%	(0.4)%	(9.8)%
Same space square footage commencing (millions)	17.6	15.7	13.0
Growth % Increase (decrease) (including straight-line rents):
Revenues(6)	4.3%	2.1%	(0.7)%
Expenses(6)	6.7%	3.5%	(0.2)%
Net operating income(6)(7)	3.4%	1.6%	(0.8)%
Growth % Increase (decrease) (excluding straight-line rents):
Revenues(6)	5.6%	2.8%	0.0%
Expenses(6)	6.7%	3.5%	(0.2)%
Net operating income(6)(7)	5.1%	2.6%	0.1%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months) after December 31, 2005.

(3)	The information for 2005 is presented on a consolidated basis while the information for 2006 and 2007 is presented on an owned and managed basis. Management believes that the difference in comparability between 2005 and 2006 and 2007 is not significant.

(4)	On a consolidated basis, we had approximately 72.9 million square feet with an occupancy rate of 96.7% at December 31, 2007.

(5)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(6)	As of December 31, 2007, on a consolidated basis, the percentage change was 4.2%, 6.2% and 3.5%, respectively, for revenues, expenses and NOI (including straight-line rents) and 5.7%, 6.2% and 5.5%, respectively, for the revenues, expenses and NOI (excluding straight-line rents).

(7)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and a reconciliation of same store net operating income and net income.

DEVELOPMENT PROPERTIES

Development Pipeline(1)

The following table sets forth the properties owned by us as of December 31, 2007, that are currently under development. We cannot assure you that any of these projects will be completed on schedule or within budgeted amounts.

Industrial Projects Under Development

	2008 Expected Stabilizations		2009 Expected Stabilizations		Total
	Estimated	Estimated	Estimated	Estimated	Estimated	Estimated	% of Total
	Square Feet at	Total	Square Feet at	Total	Square Feet at	Total	Estimated
	Stabilization(2)	Investment(3)(4)	Stabilization(2)	Investment(3)(4)	Stabilization(2)	Investment(3)(4)	Investment(2)(3)(4)

The Americas
United States	3,577,575	$275,366	3,804,520	$324,843	7,382,095	$600,209	35.0%
Other Americas	281,441	26,047	2,321,879	145,474	2,603,320	171,521	10.0%

The Americas Total	3,859,016	$301,413	6,126,399	$470,317	9,985,415	$771,730	45.0%
Europe
France	37,954	$5,173	409,588	$38,542	447,542	$43,715	2.6%
Germany	139,608	19,452	—	—	139,608	19,452	1.1%
Benelux	207,232	35,513	890,529	95,811	1,097,761	131,324	7.7%
Other Europe	585,971	76,540	436,916	40,336	1,022,887	116,876	6.8%

Europe Total	970,765	$136,678	1,737,033	$174,690	2,707,798	$311,368	18.2%
Asia
Japan	3,472,568	$471,591	685,757	$98,630	4,158,325	$570,221	33.3%
China	—	—	608,537	24,918	608,537	24,918	1.5%
Other Asia	362,745	34,672	—	—	362,745	34,672	2.0%

Asia Total	3,835,313	$506,263	1,294,294	$123,548	5,129,607	$629,811	36.8%

Total	8,665,094	$944,353	9,157,726	$768,555	17,822,820	$1,712,908	100.0%

Number of Projects		27		29		56
Funded-to-Date		$822,500		$391,757		$1,214,257
AMB’s Weighted Average Ownership Percentage		90.9%		88.5%		89.8%
AMB’s Share of Amounts Funded to Date		$758,668		$347,152		$1,105,820
Weighted Average Estimated Yield(5)		7.3%		7.5%		7.4%
Percent Pre-leased		39.7%		6.9%		22.9%

(1)	Includes investments held through unconsolidated co-investment ventures.

(2)	Stabilization is generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months.

(3)	Represents total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2007.

(4)	Includes value-added conversion projects.

(5)	Yields exclude value-added conversion projects and are calculated on an after-tax basis for international projects.

The following table sets forth completed development projects that we intend to either sell or contribute to co-investment funds as of December 31, 2007:

Completed Development Projects Available for Sale or Contribution(1)

		Total
	Square Feet	Investment(2)

The Americas
United States	1,400,656	$110,657
Other Americas	2,444,757	155,223

The Americas Total	3,845,413	$265,880
Europe
France	345,091	$38,863
Germany	—	—
Benelux	—	—
Other Europe	—	—

Europe Total	345,091	$38,863
Asia
Japan	—	$—
China	—	—
Other Asia	—	—

Asia Total	—	$—

Total	4,190,504	$304,743

AMB’s Weighted Average Ownership Percentage		98.9%
Weighted Average Estimated Yield		7.8%
Percent Pre-leased		82.4%

(1)	Represents projects where development activities have been completed and which we intend to sell or contribute within two years of construction completion.

(2)	Represents total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2007.

Properties held through Co-investment Ventures, Limited Liability Companies and Partnerships

The following table summarizes our ten consolidated and unconsolidated significant co-investment ventures as of December 31, 2007:

Incentive
	Date	Geographic		Functional	Distribution
Co-investment Venture	Established	Focus	Principal Venture Investors	Currency	Frequency	Term

AMB Erie	March 1998	United States	Erie Insurance Group	USD	3 years	Perpetual
AMB Partners II	February 2001	United States	City and County of San Francisco ERS	USD	3 years	Perpetual
AMB-SGP	March 2001	United States	Subsidiary of GIC Real Estate Pte Ltd.	USD	10 years	March 2011; extendable 10 years
AMB Institutional Alliance Fund II	June 2001	United States	Various	USD	At dissolution	December 2014 (estimated)
AMB-AMS	June 2004	United States	Various	USD	At dissolution	December 2012; extendable 4 years
AMB Institutional Alliance Fund III	October 2004	United States	Various	USD	3 years	Open end
AMB-SGP Mexico	December 2004	Mexico	Subsidiary of GIC Real Estate Pte Ltd.	USD	7 years	December 2011; extendable 7 years
AMB Japan Fund I	June 2005	Japan	Various	JPY	At dissolution	June 2013; extendable 2 years
AMB DFS Fund I	October 2006	United States	GE Real Estate	USD	Upon project sales	Perpetual
AMB Europe Fund I	June 2007	Europe	Various	EUR	3 years	Open end

Consolidated Co-investment Ventures:

As of December 31, 2007, we held interests in co-investment ventures, limited liability companies and partnerships with institutional investors and other third parties, which we consolidate in our financial statements. Such investments are consolidated because we own a majority interest or, as general partner, exercise significant control over major operating decisions such as acquisition or disposition decisions, approval of budgets, selection of property managers and changes in financing. Under the agreements governing the co-investment ventures, we and the other party to the co-investment venture may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of co-investment venture interests by us or the other party to the co-investment venture and typically provide certain rights to us or the other party to the co-investment venture to sell our or their interest in the co-investment venture to the co-investment venture or to the other co-investment venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the co-investment ventures include buy/sell provisions. See Part IV, Item 15: Note 8 of the “Notes to Consolidated Financial Statements” for additional details.

The tables that follow summarize our consolidated co-investment ventures as of December 31, 2007:

Consolidated Co-investment Ventures

	Our		Gross
	Ownership	Square	Book	Property	Other
Consolidated Co-investment Ventures	Percentage	Feet(1)	Value(2)	Debt	Debt
		(Dollars in thousands)

Co-investment Operating Ventures:
AMB Partners II(3)	20%	9,914,742	$691,114	$319,956	$65,000
AMB-SGP(4)	50%	8,287,592	454,794	346,638	—
AMB Institutional Alliance Fund II(5)	20%	8,006,081	524,727	238,284	60,000
AMB-AMS(6)	39%	2,172,137	156,468	83,151	—
AMB Erie(7)	50%	821,712	53,745	20,026	—

Total Co-investment Operating Ventures	30%	29,202,264	1,880,848	1,008,055	125,000
Co-investment Development Ventures:
AMB Partners II(3)	20%	n/a	3,376	—	—
AMB Institutional Alliance Fund II(5)	20%	n/a	4,421	—	—

Total Co-investment Development Ventures	20%	—	7,797	—	—

Total Co-investment Ventures	30%	29,202,264	1,888,645	1,008,055	125,000
Other Industrial Co-investment Operating Ventures	92%	2,196,134	209,554	28,570	—
Other Industrial Co-investment Development Ventures	82%	2,868,271	410,847	82,403	—

Total Consolidated Co-investment Ventures	43%	34,266,669	$2,509,046	$1,119,028	$125,000

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the co-investment venture and excludes net other assets as of December 31, 2007. Development book values include uncommitted land.

(3)	AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System.

(4)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust.

(6)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

(7)	AMB/Erie, L.P. is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.

Unconsolidated Co-investment Ventures:

As of December 31, 2007, we held interests in five significant equity investment co-investment ventures that are not consolidated in our financial statements. Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis. The management and control over significant aspects of these investments are held by the third-party co-investment venture partners and we are not the primary beneficiary for the investments that meet the variable-interest entity consolidation criteria under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.

The tables that follow summarize our unconsolidated co-investment ventures as of December 31, 2007:

Unconsolidated Co-investment Ventures

	Our			Gross			Our	Estimated	Planned
	Ownership	Square		Book	Property	Other	Net Equity	Investment	Gross
Unconsolidated Co-investment Ventures	Percentage	Feet(1)		Value(2)	Debt	Debt	Investment(3)	Capacity	Capitalization
	(Dollars In Thousands)

Co-investment Operating Ventures:
AMB Institutional Alliance Fund III(4)(5)	18%	21,382,228		$1,975,455	$962,029	$86,000	$135,710	$309,000	$2,284,000
AMB Europe Fund I(5)(6)	21%	8,322,680		1,098,469	667,018	—	49,893	273,000	1,371,000
AMB Japan Fund I(7)	20%	5,392,336		926,859	561,020	105,496	54,733	1,300,000	2,227,000
AMB-SGP Mexico(8)	20%	4,903,596		262,428	173,449	—	12,557	443,000	705,000

Total Co-investment Operating Ventures	19%	40,000,840		4,263,211	2,363,516	191,496	252,893	2,325,000	6,587,000
Co-investment Development Ventures:
AMB DFS Fund I(9)	15%	1,432,577		144,150	—	—	22,004	274,000	418,000
Other Industrial Co-investment Operating Ventures	54%	7,669,507	(10)	294,805	177,812	—	48,555	n/a	n/a

Total Unconsolidated Co-investment Ventures	21%	49,102,924		$4,702,166	$2,541,328	$191,496	$323,452	$2,599,000	$7,005,000

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the co-investment venture and excludes net other assets as of December 31, 2007. Development book values include uncommitted land.

(3)	We also have a 39% unconsolidated equity interest in G.Accion, S.A. de C.V. (G.Accion), a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

(4)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. Prior to October 1, 2006, we accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated co-investment venture.

(5)	The planned gross capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds are not limited. The planned gross capitalization represents the gross book value of real estate assets as of the most recent quarter end, and the investment capacity represents estimated capacity based on the fund’s current cash and leverage limitations as of the most recent quarter end.

(6)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2007.

(7)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2007.

(8)	AMB-SGP Mexico, LLC is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(9)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(10)	Includes investments in 7.5 million square feet of operating properties through our investments in unconsolidated co-investment ventures that we do not manage, which we exclude from our owned and managed portfolio. Our owned and managed operating portfolio includes properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

Secured Debt

As of December 31, 2007, we had $1.5 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust or mortgages. As of December 31, 2007, the total gross investment book value of those properties securing the debt was $2.1 billion. Of the $1.5 billion of secured indebtedness, $1.1 billion was consolidated co-investment venture debt secured by properties with a gross investment value of $1.8 billion. For additional details, see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part IV, Item 15: Note 5 of “Notes to Consolidated Financial Statements” included in this report. We believe that as of December 31, 2007, the fair value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

Item 3.	Legal Proceedings

As of December 31, 2007, there were no material pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our partnership units. As of December 31, 2007, we had outstanding 111,014,991 partnership units, consisting of 108,281,097 general partnership units (consisting of 98,981,097 common units, 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units, 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units, 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 2,733,894 common general partnership units. The series M preferred units were issued on November 25, 2003 to AMB Property Corporation for total consideration of $57.5 million. The series L preferred units were issued on June 23, 2003 to AMB Property Corporation for total consideration of $50.0 million. The series O preferred units were issued on December 13, 2005 to AMB, Property Corporation for total consideration of $75.0 million. The series P preferred units were issued on August 25, 2006 to AMB Property Corporation for total consideration of $50.0 million. Subject to certain terms and conditions, the common limited partnership units are redeemable by the holders thereof or, at our option, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2007, there were 68 holders of our common partnership units (including AMB Property Corporation’s general partnership interest).

During 2007, we redeemed 716,449 common limited partnership units for the same number of shares of AMB Property Corporation’s common stock. Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2006 and 2007:

Year	Distribution

2006
1st Quarter	$0.460
2nd Quarter	$0.460
3rd Quarter	$0.460
4th Quarter	$0.460
2007
1st Quarter	$0.500
2nd Quarter	$0.500
3rd Quarter	$0.500
4th Quarter	$0.500

Item 6.	Selected Financial Data

SELECTED COMPANY FINANCIAL AND OTHER DATA (1)

The following table sets forth selected consolidated historical financial and other data on a historical basis as of and for the years ended December 31:

Note: Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis. See footnote 5 below for further discussion of the comparability of selected financial and other data.

	2007	2006(5)	2005	2004	2003
	(Dollars in thousands, except per unit amounts)

Operating Data
Total revenues	$669,671	$711,321	$646,877	$564,355	$489,898
Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	297,403	224,659	196,975	106,230	104,680
Income from continuing operations
before cumulative effect of change in accounting principle	252,721	175,887	135,179	62,777	62,098
Income from discontinued operations	74,826	63,795	142,570	75,739	84,991
Net income before cumulative effect of change in accounting principle	327,547	239,682	277,749	138,516	147,089
Net income	327,547	239,875	277,749	138,516	147,089
Income available to common unitholders ttributable to general partner	295,524	209,420	250,419	118,340	116,716
Income from continuing operations per common unit:
Basic(2)	2.29	1.69	1.37	0.57	0.45
Diluted(2)	2.23	1.62	1.31	0.55	0.44
Net income from discontinued operations per common unit:
Basic(2)	0.74	0.69	1.61	0.87	0.99
Diluted(2)	0.72	0.67	1.54	0.84	0.97
Net income available to common unitholders per common unit:
Basic(2)	3.03	2.38	2.98	1.44	1.44
Diluted(2)	2.95	2.29	2.85	1.39	1.41
Distributions declared per common unit	2.00	1.84	1.76	1.70	1.66
Other Data
Funds from operations(3)	$365,492	$297,912	$254,363	$207,314	$186,666
Funds from operations per common unit:(3)
Basic	3.60	3.24	2.87	2.39	2.17
Diluted	3.51	3.12	2.75	2.30	2.13
Cash flows provided by (used in):
Operating activities	240,543	335,855	295,815	297,349	269,808
Investing activities	(632,240)	(880,560)	(60,407)	(731,402)	(346,275)
Financing activities	420,025	483,621	(101,856)	409,705	112,022
Balance Sheet Data
Investments in real estate at cost	$6,709,545	$6,575,733	$6,798,294	$6,526,144	$5,491,707
Total assets	7,262,403	6,713,512	6,802,739	6,386,943	5,409,559
Total consolidated debt	3,494,844	3,437,415	3,401,561	3,257,191	2,574,257
Our share of total debt(4)	3,272,513	3,088,624	2,601,878	2,395,046	1,954,314
General partner’s capital	2,763,952	2,166,657	1,916,299	1,671,140	1,657,137

(1)	Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.

(2)	Basic and diluted net income per weighted average unit equals the net income available to common unitholders divided by 101,550,001 and 104,168,707 units, respectively, for 2007; 92,047,678 and 95,444,072 units, respectively, for 2006; 88,684,262 and 92,508,725 units, respectively, for 2005; 86,885,250 and 90,120,250 units, respectively, for 2004; and 85,859,899 and 87,616,365 units, respectively, for 2003.

(3)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures,” for a discussion of why we believe FFO is a useful supplemental measure of operating performance, of ways in which investors might use FFO when assessing our financial performance, and of FFO’s limitations as a measurement tool.

(4)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated co-investment ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their co-investment ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.”

(5)	Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis, due to the re-evaluation of the accounting for our investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. As a result, the financial measures for the years 2007, 2006, 2005, 2004 and 2003, included in our operating data, other data and balance sheet data above are not comparable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to the consolidated financial statements.

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

Management’s Overview

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs. We also generate earnings from our private capital business, which consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from our co-investment ventures. Additionally, we generate earnings from the disposition of projects in our development-for-sale and value-added conversion programs, from the contributions of development properties to our co-investment ventures and from land sales. Our long-term growth is driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	continue to develop properties profitably and sell to third parties or contribute to our co-investment ventures; and

•	continue to grow our earnings from our private capital business through the contribution of properties or from the acquisition of new properties.

Real Estate Operations

Real estate fundamentals in the United States industrial markets held steady during 2007 due to balanced supply and demand. According to data provided by Torto-Wheaton Research, availability was 9.4% for the quarter ended December 31, 2007, up 20 basis points from the prior quarter and unchanged from the fourth quarter of 2006. Activity levels were lower than the prior year. According to Torto-Wheaton Research, absorption was 21.4 million square feet for the fourth quarter and 120.2 million square feet for the full year, down from 209.3 million square feet in 2006, whereas construction completions were 40.3 million square feet in the quarter and 126.8 million square feet for the full year, down from 175.1 million square feet in 2006. While absorption in 2007 was 17.5% below the 19-year quarter average, construction completions were 22.6% below the average for the same period, which we believe indicates a market in equilibrium with a moderating supply of new industrial space entering the market. Reflecting the slowdown in the U.S. economy, we believe that net absorption for the first quarter of 2008 will be at or slightly below the fourth quarter 2007 level and similar in the second quarter of 2008. We presently expect pick-up in the second half of 2008 to a full year absorption level approximating that of 2007. With a similar moderation in deliveries, we believe that year-end vacancy will also approximate that of 2007.

We think the strongest industrial markets in the United States are the major coastal markets tied to global trade, including Southern California — which is our largest market — Seattle, the San Francisco Bay Area, Northern New Jersey/New York and Miami. While we expect demand to moderate in the first half of 2008, due primarily to the slower growth rate in import volumes and the uncertainty in the economy, we believe our coastal markets will outperform other U.S. industrial markets. These markets have some of the highest occupancy rates in the country and we, therefore, expect to see some further rate growth in 2008, even as the national economic picture plays out.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties for the years ended December 31, 2007 and 2006:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

For the year ended December 31, 2007:
Rentable square feet	101,627,803	8,500,962	8,051,530	118,180,295
Occupancy percentage at period end(3)	96.0%	96.1%	96.6%	96.0%
Same space square footage leased	18,144,411	405,912	690,569	19,240,892
Trailing four quarter rent change on renewals and rollovers(2)(3)	4.1%	7.6%	19.5%	4.9%
For the year ended December 31, 2006:
Rentable square feet	92,498,200	4,238,193	3,966,522	100,702,915
Occupancy percentage at period end(3)	96.3%	98.1%	89.6%	96.3%
Same space square footage leased	15,968,855	42,334	192,391	16,203,580
Trailing four quarter rent change on renewals and rollovers(2)(3)	(0.1)%	(0.1)%	1.0%	(0.1)%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(3)	On a consolidated basis for the Americas, Europe and Asia, occupancy percentage at period end for 2007 was 96.6%, 100.0% and 100.0%, and rent change on renewals and rollovers at period end for 2007 was 4.2%, 0.0% and 48.7%, respectively. On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2006 was 97.0%, 98.1% and 100.0%, and rent change on renewals and rollovers at period end for 2006 was 4.2%, 0.0% and 0.0%, respectively.

We believe that higher occupancy levels in our portfolio, driven in part by strengthening fundamentals in our markets tied to global trade, are contributing to rental rate growth in our portfolio. Our operating portfolio’s average occupancy rate in the fourth quarter of 2007 was 95.6%, on an owned and managed basis, an increase of 20 basis points from the prior quarter and 30 basis points from December 31, 2006. Rental rates on lease renewals and rollovers in our portfolio increased 4.9% in the fourth quarter of 2007, which we think reflect the generally positive trends in real estate fundamentals in our markets. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, grew by 3.3% and 4.8%, respectively, on an owned and managed basis. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income. We believe that market rents have generally recovered from their lows and, in many of our markets, are back to or above their prior peak levels of 2001.

Private Capital Business

In June 2007, we announced the formation of AMB Europe Fund I, FCP-FIS, our eleventh co-investment fund since our general partner’s initial public offering in 1997. This Euro-denominated, open-end commingled fund is our tenth active fund. The fund’s investment strategy focuses on acquiring stabilized industrial distribution properties, including those developed by us, near high-volume airports, seaports and transportation networks, and in the major metropolitan areas of Europe, with initial target markets in Belgium, France, Germany, Italy, the Netherlands, Spain, the United Kingdom and Central/Eastern Europe. The gross asset value of AMB Europe Fund I, FCP-FIS was approximately $1.1 billion at December 31, 2007.

Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment ventures, we expect to recognize value creation from our development pipeline. In anticipation of the formation of future co-investment ventures, we may also hold acquired and newly developed properties for later contribution to future funds.

As of December 31, 2007, we owned approximately 83.4 million square feet of our properties (56.5% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

Development Business

Our development business consists of ground-up development, redevelopment, renovations, land sales, and value-added conversions. We generate earnings from our development business through the disposition or contribution of projects from these activities. We expect our development business to be a significant driver of our earnings growth as we expand the pipeline across each category.

We believe that customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply. To capitalize on this demand, we intend to continue to expand our development business in our existing markets and into new markets around the world that are essential to global trade. We also will continue to redevelop existing industrial buildings opportunistically by investing significant amounts of capital to enhance the functionality of the properties to meet current industrial market demands. In addition to our committed development pipeline, we hold a total of 2,535 acres of land for future development or sale, 91% of which is located in the Americas. We currently estimate that these 2,535 acres of land could support approximately 44.0 million square feet of future development.

We believe that our historical investment focus on industrial real estate in some of the world’s most strategic infill markets positions us to create value through the select conversion of industrial properties to higher and better uses (value-added conversions). Generally, we expect to sell to third parties our value-added conversion projects at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. Value-added conversions involve the repurposing of industrial properties to a higher and better use, including office, residential, retail, research & development or manufacturing. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of the value-added conversion project is generally based on the underlying land value based on its ultimate use and as such, little to no residual value is ascribed to the industrial building.

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets based on owned and managed annualized base rent. As of December 31, 2007, our non-U.S. operating properties comprised 23.8% of our owned and managed operating portfolio and 4.5% of our consolidated operating portfolio based on annualized base rent. In addition to the United States, we include Canada and Mexico as target countries in the Americas. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future, including countries in Central/Eastern Europe.

For our general partner to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income. As a result, we cannot rely on retained earnings to fund our on-going operations to the same extent that other companies whose general partners are not real estate investment trusts can. We must continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments. See “Liquidity and Capital Resources” for a complete discussion of the sources of our capital.

Summary of Key Transactions in 2007

During the year ended December 31, 2007, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, 53 properties in the Americas, Asia and Europe aggregating approximately 11.9 million square feet for $1.0 billion, including 46 properties aggregating approximately 11.2 million square feet for $979.6 million through unconsolidated co-investment ventures and seven properties aggregating approximately 0.7 million square feet for $62.2 million acquired directly by us;

•	Committed to 38 new development projects and one value-added conversion project in the Americas, Asia and Europe totaling 12.2 million square feet with an estimated total investment of approximately $1.1 billion;

•	Acquired 1,441 acres of land for development in the Americas, Europe and Asia for approximately $281.2 million;

•	Sold seven development projects totaling approximately 0.5 million square feet plus three land parcels for an aggregate sale price of $130.4 million;

•	Formed an unconsolidated open-end co-investment venture, AMB Europe Fund I, FCP-FIS, with the contribution to the co-investment venture of $584.0 million (using the exchange rate on the date of contribution), aggregating approximately 4.7 million square feet of operating properties and completed development projects, and contributed an additional five completed development projects, aggregating approximately 1.4 million square feet, for approximately $215.3 million during the year to this co-investment venture;

•	Contributed 10 completed development projects totaling 1.8 million square feet and two land parcels into AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P., four of our unconsolidated co-investment ventures;

•	Divested three operating properties aggregating 0.3 million square feet and two value-added conversion projects for approximately $120.0 million; and

•	Exercised the purchase option for the remaining equity interest held by an unrelated third party member of AMB Pier One, LLC, which held the location of our global headquarters.

See Part IV, Item 15: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the year ended December 31, 2007, we completed the following significant capital markets and other financing transactions:

•	Raised approximately $472.1 million in net proceeds from AMB Property Corporation’s issuance of approximately 8.4 million shares of its common stock which was contributed to us in exchange for the issuance of approximately 8.4 million common general partnership units;

•	Obtained long-term secured debt financings for our consolidated co-investment ventures of $334.0 million with a weighted average interest rate of 5.7%;

•	Obtained $242.1 million of debt (using the exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 2.5% for international assets;

•	Refinanced $305.0 million of secured debt, with a weighted average interest rate of 5.7%, for AMB-SGP, L.P., one of our co-investment ventures;

•	Expanded the European revolving mortgage credit facility agreement by 100.0 million Euros to 328.0 million Euros (approximately $436.3 million in U.S. dollars, using the applicable exchange rate at the contribution date), which was assumed by AMB Europe Fund I, FCP-FIS, on June 12, 2007;

•	Refinanced the Series D Cumulative Redeemable Preferred Limited Partnership Units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which such units may not be redeemed from May 5, 2004 to February 22, 2012;

•	Increased the capacity of our Yen credit facility by 10.0 billion Yen from 45.0 billion Yen to 55.0 billion Yen (approximately $492.3 million in U.S. dollars, using the exchange rate at December 31, 2007);

•	Increased the capacity of our multicurrency credit facility by $250 million to $500 million and extended the maturity date to June 2011;

•	Obtained a $70 million unsecured debt facility, which had a balance of $60.0 million outstanding as of December 31, 2007, with a weighted average interest rate of 5.8%, for AMB Institutional Alliance Fund II, L.P., one of our co-investment ventures;

•	Paid off $55 million of medium-term notes which matured in August 2007 and had an interest rate of 7.9%;

•	AMB Property Corporation repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million, at a weighted average price of $49.87 per share, which was paid by us in exchange for the cancellation of approximately 1.1 million common general partnership units;

•	Redeemed all 800,000 of our outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions;

•	Redeemed all 800,000 of our outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions; and

•	Repurchased all 510,000 of AMB Property II, L.P.’s outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $25.5 million, plus accrued and unpaid distributions, less applicable withholding.

See Part IV, Item 15: Notes 5, 8 and 10 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. We also regularly review the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and record an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. For properties held for sale, impairment is recognized when the carrying value of the property is less than its estimated fair value net of cost to sell. As a result of leasing activity and the economic environment, we re-evaluated the carrying value of our investments and recorded impairment charges of $1.2 million, $6.3 million and $0.0, during the years ended December 31, 2007, 2006 and 2005, respectively, on certain of our investments.

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

Property Dispositions.  We report real estate dispositions in three separate categories on our consolidated statements of operations. First, when we divest a portion of our interests in real estate entities or properties, gains from the sale represent the interests acquired by third-party investors for cash and are included in gains from disposition of real estate interests in the statement of operations. Second, we dispose of value-added conversion projects and build-to-suit and speculative development projects for which we have not generated material operating income prior to sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable, and are included in development profits, net of taxes, within continuing operations of the statement of operations. Third, we dispose of value-added conversion and other redevelopment projects for which we may have generated material operating income prior to sale. The gain or loss recognized is reported net of estimated taxes, when applicable, in the development gains line within discontinued operations. Lastly, Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties, which is included in development gains and gains from dispositions of real estate, net of taxes and minority interests, in the statement of operations. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Co-investment Ventures.  We hold interests in both consolidated and unconsolidated co-investment ventures. We determine consolidation based on standards set forth in Emerging Issues Task Force (EITF) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46). For co-investment ventures that are variable interest entities as defined under FIN 46 where we are not the primary beneficiary, we do not consolidate the co-investment venture for financial reporting purposes.

Based on the guidance set forth in EITF 04-5, we consolidate certain co-investment venture investments because we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For co-investment ventures under EITF 04-5, where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and do not consolidate the co-investment venture for financial reporting purposes.

Capitalized General and Administrative Expenses.  We capitalize general and administrative expenses, related to development projects based on time spent on development activities.

Our General Partner’s Status as a Real Estate Investment Trust.  As a real estate investment trust, AMB Property Corporation, our general partner, generally will not be subject to corporate level federal income taxes in the United States if minimum distribution, income, asset and shareholder tests are met. However, not all of AMB Property Corporation’s underlying entities, which are also our subsidiaries, are qualified real estate investment trust subsidiaries and may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from our taxable real estate investment trust subsidiaries and international entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, deferred tax is an immaterial component of our consolidated balance sheet due to our general partner’s status as a real estate investment trust.

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

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

As of December 31, 2007, same store industrial pool consisted of properties aggregating approximately 72.9 million square feet. The properties acquired during 2007 consisted of seven properties, aggregating approximately 0.7 million square feet. The properties acquired during 2006 consisted of 31 properties, aggregating approximately 6.6 million square feet. During 2007, property divestitures and contributions consisted of 32 properties, aggregating approximately 8.6 million square feet. In 2006, property divestitures and contributions consisted of 50 properties, aggregating approximately 7.5 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Years Ended December 31, 2007 and 2006 (dollars in millions):

	For the Years
	Ended December 31,
Revenues	2007	2006	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$553.3	$580.0	$(26.7)	(4.6)%
2007 acquisitions	0.5	—	0.5	100.0%
2006 acquisitions	10.0	10.4	(0.4)	(3.8)%
Development	10.7	4.7	6.0	127.7%
Other industrial	11.2	7.6	3.6	47.4%
Non U.S. industrial	52.3	62.5	(10.2)	(16.3)%

Total rental revenues	638.0	665.2	(27.2)	(4.1)%
Private capital revenues	31.7	46.1	(14.4)	(31.2)%

Total revenues	$669.7	$711.3	$(41.6)	(5.8)%

U.S. industrial same store rental revenues decreased $26.7 million from the prior year due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., on October 1, 2006 partially offset by rent increases on renewals and rollovers. Same store rental revenues for the year ended December 31, 2006 would have been $513.4 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The 2006 acquisitions consisted of 31 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in rental revenues from development was primarily due to increased occupancy at several of our development projects where development activities have been substantially completed as well as an increase in the number of development projects. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated co-investment venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in other industrial revenues was primarily due to an increase in base rents. The decrease in revenues from non-U.S. industrial properties was primarily due to the contribution of 4.2 million square feet of operating properties and approximately 1.8 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS. The decrease in private capital income of $14.4 million was primarily due to a decrease in incentive fees, acquisition fees, and disposition fees offset by an increase in asset management fees as a result of an increase in total assets under management.

	For the Years
	Ended December 31,
Costs and Expenses	2007	2006	$ Change	% Change

Property operating costs:
Rental expenses	$98.8	$96.1	$2.7	2.8%
Real estate taxes	75.2	76.9	(1.7)	(2.2)%

Total property operating costs	$174.0	$173.0	$1.0	0.6%

Property operating costs
U.S. industrial:
Same store	$152.8	$154.9	$(2.1)	(1.4)%
2007 acquisitions	0.1	—	0.1	100.0%
2006 acquisitions	2.7	2.3	0.4	17.4%
Development	3.7	2.5	1.2	48.0%
Other industrial	3.4	1.3	2.1	161.5%
Non-U.S. industrial	11.3	12.0	(0.7)	(5.8)%

Total property operating costs	174.0	173.0	1.0	0.6%
Depreciation and amortization	161.9	174.7	(12.8)	(7.3)%
General and administrative	129.5	104.3	25.2	24.2%
Fund costs	1.1	2.1	(1.0)	(47.6)%
Impairment losses	1.2	6.3	(5.1)	(81.0)%
Other expenses	5.1	2.6	2.5	96.2%

Total costs and expenses	$472.8	$463.0	$9.8	2.1%

Same store properties’ operating expenses decreased $2.1 million from the prior year due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., on October 1, 2006. Same store operating expenses for the year ended December 31, 2006 would have been $140.3 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The increase of approximately $12.5 million, had AMB Institutional Alliance Fund III, L.P. been deconsolidated as of January 1, 2006, was primarily due to increased insurance costs, real estate taxes, roads and grounds expense, and management fees. The 2006 acquisitions consisted of 31 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in development operating costs was primarily due to increased operations in certain development projects which have been substantially completed. This increase was primarily due to increases in real estate taxes and utilities. The increase in other industrial property operating costs was primarily due to insurance, cleaning and non-reimbursable expenses. The decrease in property operating costs from non-U.S. industrial properties is primarily due to the contribution of 4.2 million square feet of operating properties and approximately 1.8 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS. The decrease in depreciation and amortization expense was due to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new offices both domestically and internationally. The decrease of fund costs from the prior year is due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The impairment losses during the year ended December 31, 2007 were taken on non-core assets as a result of leasing activities and changes in the economic environment. The impairment losses during the year ended December 31, 2006 were taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. Other expenses increased approximately $2.5 million from the prior year due primarily to an increase in dead deal expenditures.

	For the Years
	Ended December 31,
Other Income and (Expenses)	2007	2006	$ Change	% Change

Development profits, net of taxes	$124.3	$106.4	$17.9	16.8%
Gains from dispositions of real estate interests, net	73.4	—	73.4	100.0%
Equity in earnings of unconsolidated co-investment ventures, net	7.5	23.2	(15.7)	(67.7)%
Other income	22.3	11.9	10.4	87.4%
Interest expense, including amortization	(126.9)	(165.1)	(38.2)	(23.1)%

Total other income and (expenses), net	$100.6	$(23.6)	$(124.2)	(526.3)%

Development gains represent gains from the sale or contribution of development projects including land. During the year ended December 31, 2007, we sold seven completed development projects totaling 0.5 million square feet and three land parcels for approximately $115.1 million, resulting in an after-tax gain of $28.6 million. In addition, we contributed 15 completed development projects totaling 3.6 million square feet and two land parcels into AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, AMB Europe Fund I, FCP-FIS, AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P., five of our unconsolidated co-investment ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $95.7 million representing the portion of our interest in the contributed assets acquired by the third-party co-investors for cash. During 2006, we sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million, resulting in an after-tax gain of $13.3 million. In addition, during 2006, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the co-investment venture partner’s share. During 2006, we also contributed a total of ten completed development projects into unconsolidated co-investment ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P., and one land parcel was contributed into AMB DFS Fund I, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $94.1 million, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During the year ended December 31, 2007, we contributed 4.2 million square feet in operating properties into AMB

Europe Fund I, FCP-FIS, contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P., and contributed an operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, we recognized gains from contribution of real estate interests of approximately $73.4 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. The decrease in equity in earnings of unconsolidated co-investment ventures of approximately $15.7 million was primarily due to a decrease in gains from the disposition of real estate by our unconsolidated co-investment ventures partially offset by the deconsolidation of AMB Institutional Alliance Fund III, L.P. Other income increased approximately $10.4 million from the prior year due primarily to an increase in the gain on currency remeasurement of approximately $3.9 million, an increase in insurance proceeds of approximately $2.9 million related to losses from Hurricanes Katrina and Wilma and an increase in interest income of $2.3 million. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on unsecured credit facilities and the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Years
	Ended December 31,
Discontinued Operations	2007	2006	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$10.1	$19.1	$(9.0)	(47.1)%
Development gains and gains from dispositions of real estate, net of taxes and minority interests	64.7	44.7	20.0	44.7%

Total discontinued operations	$74.8	$63.8	$11.0	17.2%

During 2007, we divested ourselves of three industrial properties, aggregating approximately 0.3 million square feet for $120.0 million, with a resulting gain of approximately $2.1 million, and two value-added conversion projects resulting in a gain of approximately $62.6 million. During 2006, we divested ourselves of 17 industrial properties, aggregating approximately 3.5 million square feet, for an aggregate price of approximately $175.3 million, with a resulting net gain of approximately $44.7 million.

	For the Years
	Ended
	December 31,
Preferred Units	2007	2006	$ Change	% Change

Preferred unit distributions	$(17.4)	$(19.9)	$(2.5)	12.6%
Preferred unit redemption (issuance) costs	(2.9)	(1.1)	1.8	163.6%

Total preferred units	$(20.3)	$(21.0)	$(0.7)	3.3%

In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Units. The increase in preferred unit distributions is due to the then newly issued units. On April 17, 2007, we redeemed all 800,000 of our outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of our outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, on April 17, 2007, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase, we recognized a reduction of income available to common unitholders of $2.9 million for the original issuance costs during the year ended December 31, 2007. During the year ended December 31, 2006, AMB Property II, L.P., one of our subsidiaries, repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units, all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units, all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 729,582 of its outstanding 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common unitholders of $1.1 million for the original issuance costs, net of discount on repurchase.

For the Years Ended December 31, 2006 and 2005 (dollars in millions):

	For the Years
	Ended December 31,
Revenues	2006	2005	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$580.0	$556.4	$23.6	4.2%
2006 acquisitions	10.4	—	10.4	100.0%
Development	4.7	2.0	2.7	135.0%
Other industrial	7.6	3.2	4.4	137.5%
Non U.S. industrial	62.5	41.4	21.1	51.0%

Total rental revenues	665.2	603.0	62.2	10.3%
Private capital revenues	46.1	43.9	2.2	5.0%

Total revenues	$711.3	$646.9	$64.4	10.0%

U.S. industrial same store revenues increased $23.6 million from the prior year despite the decrease of $66.6 million in same store revenues due to the deconsolidation of AMB Institutional Alliance Fund III, L.P., effective October 1, 2006, attributable primarily to improved occupancy and increased rental rates in various markets. The properties acquired during 2005 consisted of 29 properties, aggregating approximately 6.9 million square feet. The properties acquired during 2006 consisted of 31 properties, aggregating approximately 7.3 million square feet. The increase in rental revenues from development was primarily due to increased occupancy at several of our development projects where development activities have been substantially completed as well as an increase in the number of development projects. Other industrial revenues include rental revenues from properties that have been contributed to unconsolidated co-investment ventures, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. Non-U.S. industrial revenues increased approximately $21.1 million from the prior year due primarily to the stabilization of properties in Japan and the continued acquisition of properties in France, Germany, and Mexico. The increase in private capital income was primarily due to increased asset management and acquisition fees from additional assets held in co-investment ventures, which were partially offset by a decrease in incentive distributions of approximately $3.9 million. During 2006, we received incentive distributions of $22.5 million, of which $19.8 million was from AMB Partners II, L.P., as compared to incentive distribution of $26.4 million for the sale of AMB Institutional Alliance Fund  I, L.P., during 2005.

	For the Years
	Ended December 31,
Costs and Expenses	2006	2005	$ Change	% Change

Property operating costs:
Rental expenses	$96.1	$84.8	$11.3	13.3%
Real estate taxes	76.9	72.2	4.7	6.5%

Total property operating costs	$173.0	$157.0	$16.0	10.2%

Property operating costs
U.S. industrial:
Same store	$154.9	$147.1	$7.8	5.3%
2006 acquisitions	2.3	—	2.3	100.0%
Development	2.5	2.5	—	—%
Other industrial	1.3	1.1	0.2	18.2%
Non-U.S. industrial	12.0	6.3	5.7	90.5%

Total property operating costs	173.0	157.0	16.0	10.2%
Depreciation and amortization	174.7	159.5	15.2	9.5%
General and administrative	104.3	71.6	32.7	45.7%
Fund costs	2.1	1.5	0.6	40.0%
Impairment losses	6.3	—	6.3	100.0%
Other expenses	2.6	5.0	(2.4)	(48.0)%

Total costs and expenses	$463.0	$394.6	$68.4	17.3%

Same store properties’ operating expenses increased $7.8 million from the prior year, despite the decrease of $14.6 million in same store operating expenses due to the deconsolidation of AMB Institutional Alliance Fund III, L.P., effective October 1, 2006, due primarily to increased insurance costs, utility expenses, repair and maintenance expenses, and other non-reimbursable expenses. The 2005 acquisitions consisted of 29 properties, aggregating approximately 6.9 million square feet. The 2006 acquisitions consisted of 31 buildings, aggregating approximately 6.6 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. Non-U.S. industrial property operating costs increased approximately $5.7 million from the prior year due primarily to the stabilization of properties in Japan and the continued acquisition of properties in France, Germany, and Mexico. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate during the year. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense as a result of higher values assigned to option and stock awards by our general partner and executive departures, additional staffing and expenses for our international expansion, and the acquisition of AMB Blackpine. Fund costs represent general and administrative costs paid to third parties associated with our co-investment ventures. The 2006 impairment loss was taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. Other expenses decreased approximately $2.4 million from the prior year due primarily to a decrease in losses associated with our deferred compensation plan and a decrease in certain deal costs.

	For the Years
	Ended December 31,
Other Income and (Expenses)	2006	2005	$ Change	% Change

Development profits, net of taxes	$106.4	$54.8	$51.6	94.2%
Gains from dispositions of real estate interests, net	—	19.1	(19.1)	100.0%
Equity in earnings of unconsolidated co-investment ventures, net	23.2	10.8	12.4	114.8%
Other income	11.9	7.5	4.4	58.7%
Interest expense, including amortization	(165.1)	(147.5)	17.6	11.9%

Total other income and (expenses), net	$(23.6)	$(55.3)	$(31.7)	(57.3)%

Development profits represent gains from the sale of development projects and land as part of our development-for-sale program. The increase in development profits was due to increased disposition and contribution volume during 2006. During 2006, we sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million, resulting in an after-tax gain of $13.3 million. In addition, during 2006, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the co-investment venture partner’s share. During 2006, we also contributed a total of ten completed development projects into unconsolidated co-investment ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P., and one land parcel was contributed into AMB DFS Fund I, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $94.1 million, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During 2005, we sold five land parcels and five development projects, aggregating approximately 0.9 million square feet for an aggregate price of $155.2 million, resulting in an after-tax gain of $45.1 million. In addition, during 2005, we received final proceeds of $7.8 million from a land sale that occurred in 2004. During 2005, we also contributed one completed development project into an unconsolidated co-investment venture, AMB-SGP Mexico, LLC, and recognized an after-tax gain of $1.9 million representing the portion of our interest in the contributed property acquired by the third-party co-investor for cash. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million (using the exchange rate in effect at contribution) in operating properties to our then newly formed unconsolidated co-investment venture, AMB Japan Fund I, L.P. The $12.4 million increase in equity in earnings of unconsolidated co-investment ventures was primarily due to gains of $17.5 million from the disposition of real estate by our unconsolidated co-investment ventures during 2006. During 2005, such gains were $5.5 million. In addition, effective October 1, 2006, the deconsolidation of AMB Institutional Alliance Fund III, L.P., resulted in an increase of approximately $5.1 million in equity in earnings of unconsolidated co-investment ventures. The increases in 2006 were partially offset by an increase in expenses by our unconsolidated co-investment ventures. The increase in other income was primarily due to increased bank interest income and an increase in property management income due to the expansion of our property management activities. The increase in interest expense, including amortization, was due primarily to increased borrowings on unsecured credit facilities and other debt.

	For the Years
	Ended December 31,
Discontinued Operations	2006	2005	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$19.1	$21.8	$(2.7)	(12.4)%
Development gains and gains from dispositions of real estate, net of taxes and minority interests	44.7	120.8	(76.1)	(63.0)%

Total discontinued operations	$63.8	$142.6	$(78.8)	(55.3)%

During 2006, we divested ourselves of 17 industrial properties, aggregating approximately 3.5 million square feet, for an aggregate price of approximately $175.3 million, with a resulting net gain of approximately $44.7 million. During 2005, we divested ourselves of 18 industrial properties and one retail center, aggregating approximately 9.3 million square feet, for an aggregate price of $926.6 million, with a resulting net gain of $120.8 million. Included in these divestitures is the sale of the assets of AMB Institutional Alliance Fund I, L.P., for $618.5 million. The multi-investor fund owned approximately 5.8 million square feet. We received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for our 21% interest in the fund.

	For the Years
	Ended December 31,
Preferred Units	2006	2005	$ Change	% Change

Preferred unit distributions	$(19.9)	$(13.7)	$6.2	45.3%
Preferred unit redemption (issuance) costs	(1.1)	—	1.1	100.0%

Total preferred units	$(21.0)	$(13.7)	$7.3	53.3%

In December 2005, we issued 3,000,000 shares of 7.00% Series O Cumulative Redeemable Preferred Units. In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Units. The increase in preferred unit distributions is due to the newly issued units. In addition, during the year ended December 31, 2006, AMB Property II, L.P., one of our subsidiaries, repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units, all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units, all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 729,582 of its outstanding 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common unitholders of $1.1 million for the original issuance costs, net of discount on repurchase.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Strategy.  In general, we use unsecured lines of credit, unsecured notes, preferred units and common units (issued by us and/or our subsidiaries) to capitalize our wholly-owned assets. Over time, we plan to retire non-recourse, secured debt encumbering our wholly-owned assets and replace that debt with unsecured notes where practicable. In managing the co-investment ventures, in general, we use non-recourse, secured debt to capitalize our co-investment ventures.

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to our co-investment ventures;

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties;

•	net proceeds from divestitures of properties;

•	proceeds from debt securities offerings;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing; and

•	proceeds from limited partnership unit offerings (including issuances of common and preferred limited partnership units by us and our subsidiaries).

We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions;

•	debt service; and

•	distributions on outstanding common and preferred limited partnership units.

Cash flows.  As of December 31, 2007, cash provided by operating activities was $240.5 million as compared to $335.9 million for the same period in 2006. This change is primarily due to changes in our assets and liabilities offset by gains from sales and contributions of real estate interests, net, and an increase in operating distributions received by unconsolidated co-investment ventures. Cash used in investing activities was $632.2 million for the year ended December 31, 2007, as compared to cash used for investing activities of $880.6 million for the same period in 2006. This change is primarily due to a decrease in cash used for property acquisitions, offset by additions to interests in unconsolidated co-investment ventures and additions to land and buildings. Cash provided by financing activities was $420.0 million for the year ended December 31, 2007, as compared to cash provided by financing activities of $483.6 million for the same period in 2006. This change is due primarily to an increase in payments on other debt, credit facilities, senior debt, the cost of repurchase of preferred units, and a decrease in proceeds from issuances of senior debt, and contributions from co-investment partners. This activity was partially offset by the issuance of common units and increased borrowings on secured debt and credit facilities.

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

Capital Resources

Development sales activity to third parties during the years ended December 31, 2007, 2006 and 2005 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Number of completed development projects	7	6	5
Number of land parcels	3	5	5
Square feet	498,017	1,323,748	921,740
Gross sales price	$130,419	$86,629	$155,206
Development gains, net of taxes	$28,575	$12,440	$52,925

Development contribution activity during the years ended December 31, 2007, 2006 and 2005 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	4	3	—
Square feet	1,006,164	554,279	—
Number of projects contributed to AMB-SGP Mexico, LLC	2	2	1
Square feet	329,114	843,439	391,457
Number of land parcels contributed to AMB DFS Fund I, LLC	2	1	—
Square feet	—	—	—
Number of projects contributed to AMB Europe Fund I, FCP-FIS	8	—	—
Square feet	1,838,011	—	—
Number of projects contributed to AMB Japan Fund I, L.P.	1	4	—
Square feet	469,627	2,644,258	—

Total number of contributed development assets	17	10	1
Total square feet	3,642,916	4,041,976	391,457
Development gains, net of taxes	$95,713	$93,949	$1,886

Property Divestitures.  During 2007, we divested ourselves of three industrial properties, aggregating approximately 0.3 million square feet, for an aggregate price of $120.0 million, with a resulting net gain of approximately $2.1 million and a gain of approximately $62.6 million associated with the sale of two value-added conversion projects.

During the year ended December 31, 2007, we recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and approximately 82 acres of land to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P. In addition, we recognized development profits of approximately $28.6 million as a result of the sale of seven development projects and 76 acres of land during the year ended December 31, 2007.

Gains from Sale or Contribution of Real Estate Interests.  During 2007, we contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. We recognized a gain of $73.4 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During 2006, there were no comparable events.

Properties Held for Contribution.  As of December 31, 2007, we held for contribution to co-investment ventures 17 properties with an aggregate net book value of $488.3 million, which, when contributed, will reduce our average ownership interest in these projects from approximately 90% currently to an expected range of 15-20%.

Properties Held for Divestiture.  As of December 31, 2007, we held for divestiture five properties with an aggregate net book value of $40.5 million. These properties either are not in our core markets or do not meet our current investment objectives, or are included as part of our development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

Co-investment Ventures.  We enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We consolidate these co-investment ventures for financial reporting purposes when they are not variable interest entities and when we are the sole managing general partner and control all major operating decisions. However, in certain cases, our co-investment ventures are unconsolidated because we do not control all major operating decisions and the general partners do not have significant rights under the EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

Third-party equity interests in the co-investment ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2007, we owned approximately 83.4 million square feet of our properties (56.5% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

The following table summarizes our significant consolidated co-investment ventures at December 31, 2007 (dollars in thousands):

		Approximate	Original
		Ownership	Planned
Consolidated Co-investment Venture	Co-investment Venture Partner	Percentage	Capitalization(1)

AMB Partners II, L.P.(2)	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB Institutional Alliance Fund II, L.P.(3)	AMB Institutional Alliance REIT II, Inc.	20%	$490,000
AMB-SGP, L.P.(4)	Industrial JV Pte. Ltd.	50%	$420,000
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	$228,000
AMB/Erie, L.P.(7)	Erie Insurance Company and affiliates	50%	$200,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System.

(3)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust.

(4)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	AMB/Erie, L.P. is a co-investment partnership formed in 1998 with the Erie Insurance Company and certain related entities.

The following table summarizes our significant unconsolidated co-investment ventures at December 31, 2007 (dollars in thousands):

		Approximate
		Ownership	Planned
Unconsolidated Co-investment Venture	Co-investment Venture Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P. (2)(3)	AMB Institutional Alliance REIT III, Inc.	18%	$2,284,000
AMB Europe Fund I, FCP-FIS(3)(4)	Institutional investors	21%	$1,371,000
AMB Japan Fund I, L.P.(5)	Institutional investors	20%	$2,227,000
AMB-SGP Mexico, LLC(6)	Industrial (Mexico) JV Pte Ltd	20%	$705,000
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$418,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. Prior to October 1, 2006, we accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated co-investment venture.

(3)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds are not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end, and the investment capacity represents estimated capacity based on the funds’ current cash and leverage limitations as of the most recent quarter end.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2007.

(5)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2007.

(6)	AMB-SGP Mexico, LLC is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

On June 30, 2007, we exercised our option to purchase the remaining equity interest held by an unrelated third party, based on the fair market value as stipulated in the co-investment venture agreement, in AMB Pier One, LLC, for a nominal amount. AMB Pier One, LLC, is a co-investment venture related to the 2000 redevelopment of the pier that houses our global headquarters in San Francisco, California. As a result, the investment was consolidated as of June 30, 2007.

As of December 31, 2007, we also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of December 31, 2007, one of our subsidiaries also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. These equity investments of approximately $2.1 million and $2.7 million, respectively, are included in other assets on the consolidated balance sheets as of December 31, 2007 and December 31, 2006.

Partners’ Capital.  As of December 31, 2007, we had outstanding 98,981,097 common general partnership units: 2,733,894 common limited partnership units: 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

As of December 31, 2007, $107.5 million in preferred units with a weighted average rate of 6.63% become callable in 2008.

On April 17, 2007, AMB Property II, L.P., a partnership in which, as of January 1, 2008, AMB Property Holding Corporation, a Maryland corporation and direct subsidiary of our general partner, owns an approximate 1.0% general partnership interest and we own an approximate 92% common limited partnership interest, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $25.6 million, including accrued and unpaid distributions. In connection with this repurchase, AMB Property Corporation reclassified all 510,000 shares of its 8.00% Series I Cumulative Redeemable Preferred Stock as preferred stock.

On April 17, 2007, we redeemed all 800,000 of our outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $40.0 million, including accrued and unpaid distributions. In connection with this redemption, AMB Property Corporation reclassified all 800,000 shares of its 7.95% Series J Cumulative Redeemable Preferred Stock as preferred stock.

On April 17, 2007, we redeemed all 800,000 of our outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $40.0 million, including accrued and unpaid distributions. In connection with this redemption, AMB Property Corporation reclassified all 800,000 shares of its 7.95% Series K Cumulative Redeemable Preferred Stock as preferred stock.

On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, on February 22, 2007, AMB Property II, L.P. amended the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

On November 1, 2006, AMB Property II, L.P., issued 1,130,835 of its class B common limited partnership units in connection with a property acquisition.

In March 2007, AMB Property Corporation issued approximately 8.4 million shares of its common stock for net proceeds of approximately $472.1 million, which were contributed to us in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in our general partner’s stock price at issuance as compared to the book value per share at the time of issuance. We intend to use the proceeds from the offering for general corporate purposes and, over the long term, to expand our global development business.

On September 21, 2006, AMB Property II, L.P., repurchased all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.0 million, including accrued and unpaid distributions. In connection with this repurchase, AMB Property Corporation reclassified all 267,439 shares of its 7.95% Series F Cumulative Redeemable Preferred Stock as preferred stock.

On June 30, 2006, AMB Property II, L.P., repurchased all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.9 million, including accrued and unpaid distributions. In connection with this repurchase, AMB Property Corporation reclassified all 220,440 shares of its 7.75% Series E Cumulative Redeemable Preferred Stock as preferred stock.

On March 21, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $42.8 million, including accrued and unpaid distributions. In connection with this repurchase, AMB Property Corporation reclassified all 840,000 shares of its 8.125% Series H Cumulative Redeemable Preferred Stock as preferred stock.

On August 25, 2006, AMB Property issued and sold 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.7125 per annum. The series P preferred stock is redeemable by AMB Property Corporation on or after August 25, 2011, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $48.1 million to us, and in exchange, we issued to AMB Property Corporation 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units.

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

On September 24, 2004, AMB Property II, L.P., issued 729,582 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution to AMB Property II, L.P of certain parcels of land that are located in multiple markets. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with us, and sold all of the series N preferred units to us for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from us at an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.

On November 25, 2003, AMB Property Corporation issued and sold 2,300,000 shares of 6 3/4% Series M Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. The series M preferred stock is redeemable by AMB Property Corporation on or after November 25, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $55.4 million to us, and in exchange, we issued to AMB Property Corporation 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units.

On June 23, 2003, AMB Property Corporation issued and sold 2,000,000 shares of 6 1/2% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by AMB Property Corporation on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. AMB Property Corporation contributed the net proceeds of approximately $48.0 million to us, and in exchange, we issued to AMB Property Corporation 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units. We used the proceeds, in addition to proceeds previously contributed by us from other equity issuances, to redeem all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Units from AMB Property Corporation on July 28, 2003. AMB Property Corporation, in turn, used those proceeds to redeem all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.

In December 2005, AMB Property Corporation’s board of directors approved a two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. During the year ended December 31, 2007, AMB Property Corporation repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share. AMB Property Corporation has the authorization to repurchase up to an additional $146.6 million of its common stock under this program. On December 18, 2007, AMB Property Corporation extended this program through December 31, 2009.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend over the long term to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of December 31, 2007, our share of total debt-to-our share of total market capitalization ratio was 34.4%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per our co-investment venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies.

As of December 31, 2007, the aggregate principal amount of our secured debt was $1.5 billion, excluding unamortized debt premiums of $4.2 million. Of the $1.5 billion of secured debt, $1.1 billion is secured by properties in our co-investment ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.1% to 9.4% per annum (with a weighted average rate of 5.6%) and final maturity dates ranging from January 2008 to February 2024. As of December 31, 2007, $1.0 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.3%, while the remaining $426.0 million bear interest at variable rates (with a weighted average interest rate of 3.8%).

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

As of December 31, 2007, we had outstanding an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.1% and had an average term of 4.2 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

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

Credit Facilities.  We have a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which bore a weighted average interest rate of 5.2% at December 31, 2007. This facility matures on June 1, 2010. AMB Property Corporation is the guarantor of our obligations under the credit facility. The line carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on our long-term debt rating, which was 42.5 basis points as of December 31, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British pounds sterling. We use our credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2007, was $259.4 million and the remaining amount available was $273.8 million, net of outstanding letters of credit of $16.8 million.

AMB Japan Finance Y.K., one of our subsidiaries, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at December 31, 2007, equaled approximately $492.4 million U.S. dollars and bore a weighted average interest rate of 1.2%. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of our long-term debt and was 42.5 basis points as of December 31, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and was 15 basis points of the outstanding commitments under the facility as of December 31, 2007. As of December 31, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on

December 31, 2007, was $399.5 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On July 16, 2007, we and certain of our wholly-owned subsidiaries, each acting as a borrower, with us and AMB Property Corporation as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500 million unsecured revolving credit facility that replaced the existing $250 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500 million with an option to further increase the facility to $750 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. We along with AMB Property Corporation, guarantee the obligations for such subsidiaries and other entities controlled by us that are selected by us from time to time to be borrowers under and pursuant to our credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011 and carries a one-year extension option, can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of our senior unsecured long-term debt, which was 60 basis points as of December 31, 2007, with an annual facility fee based on the credit rating of our senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of December 31, 2007, the outstanding balance on this credit facility was approximately $217.2 million and bore a weighted average interest rate of 5.3%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On December 8, 2006, we executed a 228.0 million Euros facility agreement (approximately $303.3 million in U.S. dollars, using the exchange rate at June 12, 2007, the date the facility was assumed by AMB Europe Fund I, FCP-FIS, as discussed below), which provides that certain of our affiliates may borrow either acquisition loans, up to a 100.0 million Euros sub-limit (approximately $133.0 million in U.S. dollars, using the exchange rate at June 12, 2007), or secured term loans, in connection with properties located in France, Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, we increased the facility amount limit from 228.0 million Euros to 328.0 million Euros. Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. We initially guaranteed the acquisition loan facility and were the carve-out indemnitor in respect of the term loans. In accordance with the terms of the facility agreement, on June 12, 2007, AMB Europe Fund I, FCP-FIS, assumed, and we were released from, all of our obligations and liabilities under the facility agreement. On June 12, 2007, there were 267.0 million Euros (approximately $355.2 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

The tables below summarize our debt maturities and capitalization and reconcile our share of total debt to total consolidated debt as of December 31, 2007 (dollars in thousands):

	Our	Co-investment
	Secured	Venture	Unsecured	Credit	Other	Total
	Debt(1)	Debt(1)	Senior Debt	Facilities(2)	Debt	Debt

2008	$199,970	$98,989	$175,000	$—	$13,408	$487,367
2009	25,799	122,671	100,000	—	873	249,343
2010	65,905	102,661	250,000	658,928	941	1,078,435
2011	115	189,420	75,000	217,177	1,014	482,726
2012	3,753	459,111	—	—	61,093	523,957
2013	3,053	46,195	175,000	—	65,920	290,168
2014	3,216	4,102	—	—	616	7,934
2015	3,387	18,806	112,491	—	664	135,348
2016	3,567	54,795	—	—	—	58,362
Thereafter	42,267	19,091	125,000	—	—	186,358

Subtotal	$351,032	$1,115,841	$1,012,491	$876,105	$144,529	$3,499,998
Unamortized premiums/(discount)	1,027	3,187	(9,368)	—	—	(5,154)

Total consolidated debt	$352,059	$1,119,028	$1,003,123	$876,105	$144,529	$3,494,844
AMB’s share of unconsolidated co-investment venture debt(3)	—	556,710	—	—	36,368	593,078

Total debt(4)	$352,059	$1,675,738	$1,003,123	$876,105	$180,897	$4,087,922
Co-investment venture partners’ share of consolidated debt(4)	—	(715,409)	—	—	(100,000)	(815,409)

Our share of total debt(4)	$352,059	$960,329	$1,003,123	$876,105	$80,897	$3,272,513

Weighted average interest rate	4.0%	6.1%	6.1%	3.4%	6.0%	5.2%
Weighted average maturity (years)	2.4	4.1	4.2	2.7	4.6	3.6

(1)	Our secured debt and co-investment venture debt include debt related to European and Asian assets in the amount of $62.0 million and $192.1 million, respectively, translated to U.S. dollars using the exchange rate in effect on December 31, 2007.

(2)	Represents three credit facilities with total capacity of approximately $1.5 billion. Includes $432.7 million, $197.3 million, $84.3 million, $82.0 million and $19.9 million in Yen, Canadian dollar, Euros, British pounds sterling and Singapore dollar-based borrowings, respectively, translated to U.S. dollars using the foreign exchange rates in effect on December 31, 2007.

(3)	The weighted average interest and average maturity for the unconsolidated co-investment venture debt were 4.8% and 5.4 years, respectively.

(4)	Our share of total debt represents the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated co-investment ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their co-investment ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

Market Capital as of December 31, 2007
	Units	Market	Market
Security	Outstanding	Price(1)	Value(1)

Common general partnership units	98,981,097	$57.56	$5,697,352
Common limited partnership units(2)	3,992,607	57.56	229,814

Total	102,973,704		$5,927,166

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units. Market price is based on the closing price of AMB Property Corporation’s common stock on December 31, 2007

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

Preferred Units as of December 31, 2007
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Provisions

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

Capitalization Ratios as of December 31, 2007

Total debt-to-total market capitalization(1)	39.5%
Our share of total debt-to-our share of total market capitalization(1)	34.4%
Total debt plus preferred-to-total market capitalization(1)	42.6%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	37.6%
Our share of total debt-to-our share of total book capitalization(1)	52.6%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of December 31, 2007. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated co-investment ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their co-investment ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of December 31, 2007, we had $220.2 million in cash and cash equivalents and $649.5 million of additional available borrowings under our credit facilities. As of December 31, 2007, we had $30.2 million in restricted cash.

We announced our intention to pay a regular cash distribution for the quarter ended December 31, 2007 of $0.50 per common unit. The distributions were payable on January 7, 2008 to unitholders of record on December 21, 2007. The series L, M, O and P preferred unit distributions were payable on January 15, 2008 to our general partner, AMB Property Corporation, as the sole unitholder. The following table sets forth the distributions paid or payable per unit for the years ended December 31, 2007, 2006 and 2005:

Paying Entity	Security	2007	2006	2005

AMB Property, L.P.	Common limited partnership units	$2.00	$1.84	$1.76
AMB Property, L.P.	Series J preferred units(1)	$1.01	$3.98	$3.98
AMB Property, L.P.	Series K preferred units(1)	$1.01	$3.98	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$2.00	$1.84	$1.76
AMB Property II, L.P.	Series D preferred units	$3.64	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units(2)	—	$1.78	$3.88
AMB Property II, L.P.	Series F preferred units(3)	—	$2.72	$3.98
AMB Property II, L.P.	Series H preferred units(4)	—	$0.97	$4.06
AMB Property II, L.P.	Series I preferred units(5)	$1.24	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units(6)	—	$0.22	$2.50

(1)	In April 2007, we redeemed all of our series J and series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(5)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

(6)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to us and AMB Property II, L.P. repurchased all of such units from us.

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

Capital Commitments

Development starts, generally defined as projects where we have obtained building permits and have begun physical construction, during the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006

The Americas:
Number of new development projects	26	16
Number of value-added conversion projects(1)	1	2
Square feet	7,427,914	5,428,642
Estimated total investment(2)	$559,276	$356,843
Europe:
Number of new development projects	6	4
Square feet	1,687,601	711,956
Estimated total investment(2)	$220,200	$72,104
Asia:
Number of new development projects	6	8
Square feet	3,060,335	4,283,572
Estimated total investment(2)	$305,872	$485,344

Total:
Number of new development projects	38	28
Number of value-added conversion projects	1	2
Square feet	12,175,850	10,424,170

Estimated total investment(2)	$1,085,348	$914,291

Land acquisitions during the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006

The Americas:
Acres	1,231	774
Estimated build out potential (square feet)	21,083,750	11,974,941
Investment(3)	$221,645	$199,785
Europe:
Acres	182	—
Estimated build out potential (square feet)	3,328,267	—
Investment(3)	$38,544	—
Asia:
Acres	28	61
Estimated build out potential (square feet)	997,537	3,506,843
Investment(3)	$20,977	$93,429

Total:
Acres	1,441	835
Estimated build out potential (square feet)	25,409,554	15,481,784

Investment(3)	$281,166	$293,214

(1)	Value-added conversion projects represent the repurposing of industrial properties to a higher and better use, including office, residential, retail, research and development or manufacturing. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of the value-added conversion project is generally based on the underlying land value based on its ultimate use and as such, little to no residual value is ascribed to the industrial building(s).

(2)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollar using exchange rate as of December 31, 2007 or 2006, as applicable.

(3)	Includes acquisition and associated closing costs.

Acquisition activity during the years ended December 31, 2007 and 2006 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	28	21
Square feet	6,213,093	6,598,560
Expected investment	$527,264	$540,021
Number of properties acquired by AMB Europe Fund I, FCP-FIS	7	—
Square Feet	2,101,393	—
Expected investment	$201,794	$—
Number of properties acquired by AMB Japan Fund I, L.P.	8	—
Square feet	1,107,261	—
Expected investment	$180,901	$—
Number of properties acquired by AMB-SGP Mexico, LLC	3	—
Square Feet	1,739,976	—
Expected investment	$69,688	$—
Number of properties acquired by AMB Partners II, L.P.	—	3
Square Feet	—	816,049
Expected investment	$—	$73,936
Number of properties acquired by AMB Property, L.P.	7	13
Square feet	701,629	2,393,627
Expected investment	$62,241	$220,232

Total number of properties acquired	53	37
Total square feet	11,863,352	9,808,236
Total acquisition cost	$1,022,547	$814,128
Total acquisition capital	$19,341	$20,061

Total expected investment	$1,041,888	$834,189

Development Pipeline.  As of December 31, 2007, we had 56 industrial projects in our development pipeline, which are expected to total approximately 17.8 million square feet and have an aggregate estimated investment of $1.7 billion upon completion. We have an additional 12 development projects available for sale or contribution totaling approximately 4.2 million square feet, with an aggregate estimated investment of $304.7 million. As of December 31, 2007, we and our co-investment venture partners have funded an aggregate of $1.2 billion and needed to fund an estimated additional $500 million in order to complete our development pipeline. The development pipeline, at December 31, 2007, included projects expected to be completed through the fourth quarter of 2009. In addition to our committed development pipeline, we hold a total of 2,535 acres of land for future development or sale, approximately 91% of which is located in the Americas. We currently estimate that these 2,535 acres of land could support approximately 44.0 million square feet of future development.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2007 were as follows (dollars in thousands):

2008	$23,208
2009	22,632
2010	21,932
2011	21,577
2012	20,501
Thereafter	284,158

Total	$394,008

Co-investment Ventures.  We enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2007, we had investments in co-investment ventures with a gross book value of $2.5 billion, which are consolidated for financial reporting purposes, and net equity investments in five significant unconsolidated co-investment ventures of $274.9 million and a gross book value of $4.4 billion. As of December 31, 2007, we may make additional capital contributions to current and planned co-investment ventures of up to $151.0 million (using the exchange rates at December 31, 2007) pursuant to the terms of the co-investment venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, which invests through a private real estate investment partnership, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these funds. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments to each fund until such time when our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries) or net proceeds from property divestitures, which could adversely affect our cash flow.

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

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	claims of customers, vendors or other persons dealing with our acquisition transactions that had not been asserted prior to our formation or acquisition transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax liabilities.

Overview of Contractual Obligations

The following table summarizes our debt, interest and lease payments due by period as of December 31, 2007 (dollars in thousands):

	Less than	1-3	3-5	More than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Debt	$487,367	$1,327,778	$1,006,683	$678,170	$3,499,998
Debt interest payments	22,582	62,781	55,806	72,238	213,407
Operating lease commitments	23,208	44,564	42,078	284,158	394,008
Construction commitments	77,194	—	—	—	77,194

Total	$610,351	$1,435,123	$1,104,567	$1,034,566	$4,184,607

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of December 31, 2007, we had provided approximately $24.2 million in letters of credit, of which $16.8 million were provided under our $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Notes 5 and 9, we had outstanding guarantees and contribution obligations in the aggregate amount of $405.2 million as described below.

As of December 31, 2007, we had outstanding guarantees in the amount of $95.9 million in connection with certain acquisitions. As of December 31, 2007, we also guaranteed $41.2 million and $107.9 million on outstanding loans on five of our consolidated co-investment ventures and two of our unconsolidated co-investment ventures, respectively.

Also, we have entered into contribution agreements with certain of our unconsolidated co-investment venture funds. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements are $160.2 million as of December 31, 2007.

Performance and Surety Bonds.  As of December 31, 2007, we had outstanding performance and surety bonds in an aggregate amount of $15.2 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

Promoted Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, we may be obligated to make payments to certain of our co-investment venture partners pursuant to the terms and provisions of their contractual agreements with us. From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, pay promotes, or perform other obligations upon the occurrence of certain events.

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations (“FFO”) and Funds From Operations Per Share and Unit (“FFOPS”).  We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, and FFO per share and unit, or FFOPS, to be useful supplemental measures of our operating performance. We define FFOPS as FFO per fully diluted weighted average share of our general partner’s common stock and operating partnership units. We calculate FFO as net income, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated co-investment ventures. We do not adjust FFO to eliminate the effects of non-recurring charges. We include the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO. We believe that value-added conversion dispositions are in substance land sales and as such should be included in FFO, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in FFO. However, our interpretation of FFO or FFOPS may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the NAREIT definition, and may not be comparable to FFO or FFOPS reported by other real estate investment trusts that interpret the current NAREIT definition differently than we do.

In connection with the formation of a co-investment venture, we may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the properties held for contribution may, under certain circumstances, be required to be depreciated under U.S. GAAP. If this circumstance arises, we intend to include in our calculation of FFO gains or losses related to the contribution of previously depreciated real estate to co-investment ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, we believe such a calculation of FFO will better reflect the value created as a result of the contributions. To date, we have not included gains or losses from the contribution of previously depreciated warehoused assets in FFO.

AMB believes that FFO and FFOPS are meaningful supplemental measures of its operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, FFO and FFOPS are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net income, as defined by U.S. GAAP. We believe that the use of FFO and FFOPS, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts, such as AMB Property Corporation, our general partner, among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO and FFOPS to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO and FFOPS can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While FFO and FFOPS are relevant and widely used measures of operating performance of real estate investment trusts, these measures do not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. FFO and FFOPS also do not consider the costs associated with capital expenditures related to our real estate assets nor are FFO or FFOPS necessarily indicative of cash available to fund our future cash requirements.

The following table reflects the calculation of FFO reconciled from net income for the years ended December 31 (dollars in thousands, except per share amounts):

	2007	2006	2005	2004	2003

Net income available to common unitholders(1)	$307,203	$218,863	$264,001	$125,025	$123,489
Income available to common unitholders attributable to limited partners	(11,679)	(9,443)	(13,582)	(6,685)	(6,773)
Gains from sale or contribution of real estate, net of minority interests(2)	(85,544)	(42,635)	(132,652)	(47,224)	(50,325)
Depreciation and amortization:
Total depreciation and amortization	161,925	174,721	159,469	134,574	109,828
Discontinued operations’ depreciation	1,801	5,256	20,835	32,776	32,509
Non-real estate depreciation	(5,623)	(4,546)	(3,388)	(871)	(720)
Adjustments to derive FFO from consolidated co-investment ventures:
Co-investment venture partners’ minority interests (Net income)	27,748	37,190	35,338	29,027	21,041
Limited partnership unitholders’ minority interests (Net income)	5,121	2,367	3,045	1,957	1,806
Limited partnership unitholders’ minority interests (Development gains)	7,148	4,948	2,262	435	344
Discontinued operations’ minority interests (Net income)	370	1,254	10,198	14,724	16,760
FFO attributable to minority interests	(62,902)	(82,861)	(100,275)	(80,192)	(65,603)
Adjustments to derive FFO from unconsolidated co-investment ventures:
Our share of net income	(7,467)	(23,240)	(10,770)	(3,781)	(5,445)
Our share of FFO	27,391	16,038	14,441	7,549	9,755
Our share of development gains, net of taxes	—	—	5,441	—	—

Funds from operations	$365,492	$297,912	$254,363	$207,314	$186,666

Basic FFO per common share and unit	$3.60	$3.24	$2.87	$2.39	$2.17

Diluted FFO per common share and unit	$3.51	$3.12	$2.75	$2.30	$2.13

Weighted average common shares and units:
Basic	101,550,001	92,047,678	88,684,262	86,885,250	85,859,899

Diluted	104,168,707	95,444,072	92,508,725	90,120,250	87,616,365

(1)	Includes gains from undepreciated land sales of $9.2 million, $5.6 million, $25.0 million, $3.7 million and $1.2 million for 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	The information for 2007 includes accumulated depreciation re-capture of approximately $10.1 million associated with the sale of two value-added conversion projects. The information for 2005 includes accumulated depreciation re-capture of approximately $1.1 million associated with the sale of one value-added conversion project.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same-store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). In deriving SS NOI, we define net operating income as rental revenues, including reimbursements, less property operating expenses, both of which are calculated in accordance with GAAP. Property operating expenses exclude depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We consider cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI help the investing public compare our operating performance with that of other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating these measures.

The following table reconciles SS NOI and cash-basis SS NOI from net income for the years ended December 31 (dollars in thousands):

	2007	2006	2005	2004	2003

Net income	$327,547	$239,875	$277,749	$138,516	$147,089
Private capital revenues	(31,707)	(46,102)	(43,942)	(12,895)	(13,337)
Depreciation and amortization	161,925	174,721	159,469	134,574	109,828
General and administrative	129,510	104,262	71,564	58,843	46,417
Fund costs	1,076	2,091	1,482	1,741	825
Impairment losses	1,157	6,312	—	—	5,251
Other expenses	5,112	2,620	5,038	892	475
Total other income and expenses	(100,577)	23,609	55,339	120,161	95,918
Total minority interests’ share of income	44,682	48,772	61,796	43,453	42,582
Total discontinued operations	(74,826)	(63,795)	(142,570)	(75,739)	(84,991)
Cumulative effect of change in accounting principle	—	(193)	—	—	—

Net Operating Income (NOI)	463,899	492,172	445,925	409,546	350,057
Less non same-store NOI	(61,639)	(104,147)	(17,293)	(22,725)	(17,334)
Less non-cash adjustments(1)	(2,861)	(9,502)	(15,237)	(13,085)	(6,111)

Cash-basis same-store NOI	$399,399	$378,523	$413,395	$373,736	$326,612

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2007, we had one outstanding interest rate swap with a notional amount of $25.0 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $5.2 million as of December 31, 2007 (dollars in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt(1)	$255,780	$185,957	$418,873	$248,484	$449,570	$576,675	$2,135,339
Average interest rate	6.9%	5.0%	6.5%	6.7%	5.9%	10.8%	7.5%
Variable rate debt(2)	$231,587	$63,386	$659,562	$234,242	$74,387	$101,495	$1,364,659
Average interest rate	2.1%	5.9%	3.4%	3.6%	5.6%	9.8%	3.9%
Interest Payments	$22,582	$12,913	$49,868	$25,131	$30,675	$72,238	$213,407

(1)	Represents 61.0% of all outstanding debt at December 31, 2007.

(2)	Represents 39.0% of all outstanding debt at December 31, 2007.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the variable rate debt would be $5.0 million (net of the swap) annually. As of December 31, 2007, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.5 billion and $3.6 billion, respectively, based on our estimate of current market interest rates.

As of December 31, 2007 and 2006, variable rate debt comprised 39.0% and 37.1%, respectively, of all our outstanding debt. Variable rate debt was $1.4 billion and $1.3 billion, respectively, as of December 31, 2007 and 2006. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instrument in effect at December 31, 2007 was one interest rate swap hedging cash flows of variable rate borrowings based on U.S. Libor (USD).

The following table summarizes our financial instruments as of December 31, 2007 (in thousands):

	Maturity Dates	Notional
Related Derivatives	June 9, 2010	Amount	Fair Value
	(In thousands)

Notional Amount (U.S. dollars)	$25,000	$25,000
Receive Floating (%)	US LIBOR
Pay Fixed Rate (%)	5.17%
Fair Market Value	$(786)		$(786)

Total		$25,000	$(786)

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside the United States, other than Mexico, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of partners’ capital and totaled $14.8 million for the year ended December 31, 2007.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the year ended December 31, 2007, unrealized and realized gains from remeasurement and translation included in our results of operations were $3.9 million.

Item 8.	Financial Statements and Supplementary Data

See Item 15: “Exhibits and Financial Statement Schedule.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures and Changes to Internal Control over Financial Reporting

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the year covered by this report. The chief executive officer and chief financial officer of our general partner each concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2007.

No changes were made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of such schedules or because the information required is included in the financial statements and notes thereto.

(a)(3) Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.9 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.4	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.5	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.6	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.7	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.8	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.9	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.10	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.12	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.13	Fourth Supplemental Indenture, dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 16, 2000).
4.14	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number		Description

4.15		Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.16		5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.17		Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.18		$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.19		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005)
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.19 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.20 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property
II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.6		First Amendment to Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated January 1, 2008.
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement.
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement.
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement.

Exhibit
Number		Description

10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers.
10.17		Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 14, 2006).
10.18		Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.19		$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.20		$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.21		$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).

Exhibit
Number	Description

10.22	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.23	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 27, 2007).
10.24	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 20, 2007).
10.25	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.26	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
21.1	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 29, 2008.
32.1	18 U.S.C. § 1350 Certifications dated February 29, 2008. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedule:

See Item 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB PROPERTY, L.P.

By:	AMB Property Corporation, Its General Partner

By:	/s/ hamid r. moghadam
Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer

Date: February 29, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, the general partner of AMB Property, L.P., hereby severally constitute Hamid R. Moghadam, Thomas S. Olinger and Tamra D. Browne, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable AMB Property Corporation, as a general partner of AMB Property, L.P., to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AMB Property Corporation, as general partner of AMB Property, L.P., and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hamid R. Moghadam Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ T. Robert Burke T. Robert Burke	Director	February 29, 2008

/s/ David A. Cole David A. Cole	Director	February 29, 2008

/s/ Lydia H. Kennard Lydia H. Kennard	Director	February 29, 2008

/s/ J. Michael Losh J. Michael Losh	Director	February 29, 2008

/s/ Frederick W. Reid Frederick W. Reid	Director	February 29, 2008

Name	Title	Date

/s/ Jeffrey L. Skelton Jeffrey L. Skelton	Director	February 29, 2008

/s/ Thomas W. Tusher Thomas W. Tusher	Director	February 29, 2008

/s/ Carl B. Webb Carl B. Webb	Director	February 29, 2008

/s/ Thomas S. Olinger Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	February 29, 2008

/s/ Nina A. Tran Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of AMB Property, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of AMB Property, L.P. (the “Operating Partnership”) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As discussed in Note 11 to the consolidated financial statements, the Operating Partnership adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

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

PricewaterhouseCoopers LLP

San Francisco, California
February 29, 2008

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,276,621	$1,351,123
Buildings and improvements	3,777,210	4,038,474
Construction in progress	1,655,714	1,186,136

Total investments in properties	6,709,545	6,575,733
Accumulated depreciation and amortization	(916,686)	(789,693)

Net investments in properties	5,792,859	5,786,040
Investments in unconsolidated co-investment ventures	356,194	274,381
Properties held for contribution, net	488,339	154,036
Properties held for divestiture, net	40,513	20,916

Net investments in real estate	6,677,905	6,235,373
Cash and cash equivalents	220,224	174,763
Restricted cash	30,192	21,115
Accounts receivable, net of allowance for doubtful accounts of $7,378 and $6,361, respectively	184,270	133,998
Deferred financing costs, net	23,313	20,394
Other assets	126,499	127,869

Total assets	$7,262,403	$6,713,512

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,471,087	$1,395,354
Unsecured senior debt securities	1,003,123	1,101,874
Unsecured credit facilities	876,105	852,033
Other debt	144,529	88,154

Total debt	3,494,844	3,437,415
Security deposits	40,842	36,106
Distributions payable	54,907	48,967
Accounts payable and other liabilities	210,447	186,807

Total liabilities	3,801,040	3,709,295
Commitments and contingencies (Note 13)
Minority interests:
Co-investment venture partners	517,572	555,201
Preferred unitholders	109,805	129,764

Total minority interests	627,377	684,965
Partners’ capital:
General partner, 98,981,097 and 89,433,024 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference, and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,763,952	2,166,657
Limited partners, 2,733,894 and 3,450,343 units, respectively; and 0 and 800,000 Series J preferred units with a $40,000 liquidation preference, respectively, and 0 and 800,000 Series K preferred units with a $40,000 liquidation preference, respectively	70,034	152,595

Total partners’ capital	2,833,986	2,319,252

Total liabilities and partners’ capital	$7,262,403	$6,713,512

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$637,964	$665,219	$602,935
Private capital revenues	31,707	46,102	43,942

Total revenues	669,671	711,321	646,877
COSTS AND EXPENSES
Property operating expenses	(98,848)	(96,146)	(84,851)
Real estate taxes	(75,217)	(76,901)	(72,159)
Depreciation and amortization	(161,925)	(174,721)	(159,469)
General and administrative	(129,510)	(104,262)	(71,564)
Fund costs	(1,076)	(2,091)	(1,482)
Impairment losses	(1,157)	(6,312)	—
Other expenses	(5,112)	(2,620)	(5,038)

Total costs and expenses	(472,845)	(463,053)	(394,563)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	124,288	106,389	54,811
Gains from dispositions of real estate interests	73,436	—	19,099
Equity in earnings of unconsolidated co-investment ventures, net	7,467	23,240	10,770
Other income	22,331	11,849	7,527
Interest expense, including amortization	(126,945)	(165,087)	(147,546)

Total other income and expenses, net	100,577	(23,609)	(55,339)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	297,403	224,659	196,975

Minority interests’ share of income:
Co-investment venture partners’ share of income before minority interests and discontinued operations	(27,748)	(37,190)	(35,338)
Co-investment venture partners’ share of development profits	(9,012)	(665)	(11,230)
Preferred unitholders	(7,922)	(10,917)	(15,228)

Total minority interests’ share of income	(44,682)	(48,772)	(61,796)

Income from continuing operations before cumulative effect of change in accounting principle	252,721	175,887	135,179

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	10,122	19,112	21,756
Development gains and gains from dispositions of real estate, net of taxes and minority interests	64,704	44,683	120,814

Total discontinued operations	74,826	63,795	142,570

Net income before cumulative effect of change in accounting principle	327,547	239,682	277,749
Cumulative effect of change in accounting principle	—	193	—

Net income	327,547	239,875	277,749
Series L, M, O and P preferred unit distributions	(15,806)	(13,582)	(7,388)
Series J and K preferred unit distributions	(1,608)	(6,360)	(6,360)
Preferred unit redemption issuance costs	(2,930)	(1,070)	—

Net income available to common unitholders	$307,203	$218,863	$264,001

Income available to common unitholders attributable to:
General partner	$295,524	$209,420	$250,419
Limited partners	11,679	9,443	13,582

Net income available to common unitholders	$307,203	$218,863	$264,001

Basic income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption issuance costs)	$2.29	$1.69	$1.37
Discontinued operations	0.74	0.69	1.61
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$3.03	$2.38	$2.98

Diluted income per common unit
Income from continuing operations (includes preferred unit distributions and preferred unit redemption issuance costs)	$2.23	$1.62	$1.31
Discontinued operations	0.72	0.67	1.54
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.95	$2.29	$2.85

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	101,550,001	92,047,678	88,684,262

Diluted	104,168,707	95,444,072	92,508,725

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years ended December 31, 2007, 2006 and 2005
(dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
	(Dollars in thousands, except unit amounts)

Balance as of December 31, 2004	4,300,000	$103,204	83,019,229	$1,567,936	1,600,000	$77,815	4,600,556	$86,587	$1,835,542
Comprehensive income:
Net income	—	7,388	—	250,419	—	6,360	—	13,582
Unrealized gain on securities	—	—	—	421	—	—	—	—
Currency translation adjustment	—	—	—	(1,846)	—	—	—	—
Total comprehensive income	—								276,324
Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	3,000,000	72,344	—	—	—	—	—	—	72,344
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	183,216	12,296	—	—	—	—	12,296
Conversion of operating partnership units to common stock	—	—	2,033,470	48,472	—	—	—	—	48,472
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	349,579	15,108	—	—	(349,579)	(6,655)	8,453
Reallocation of interests	—	—	—	(1,869)	—	—	—	—	(1,869)
Issuance costs	—	—	—	(891)	—	—	—	746	(145)
Distributions	—	(7,388)	—	(149,295)	—	(6,360)	—	(8,096)	(171,139)

Balance as of December 31, 2005	7,300,000	175,548	85,585,494	1,740,751	1,600,000	77,815	4,250,977	86,164	2,080,278
Comprehensive income:
Net income	—	13,582	—	209,420	—	6,360	—	9,443
Unrealized loss on securities and derivatives	—	—	—	825	—	—	—	—
Currency translation adjustment	—	—	—	(187)	—	—	—	—
Total comprehensive income	—								239,443
Contributions	2000,000	48,086	—	—	—	—	—	—	48,086
Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	—	—	331,911	20,736	—	—	—	—	20,736
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,697,315	55,521	—	—	—	—	55,521
Conversion of operating partnership units to common stock	—	—	818,304	45,151	—	—	(800,634)	(15,749)	29,402
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,454)	—	—	—	—	(3,454)
Cumulative effect of change in accounting principle	—	—	—	(193)	—	—	—	—	(193)
Reallocation of interests	—	—	—	37,940	—	—	—	2,910	40,850
Offering costs	—	(217)	—	—	—	—	—	—	(217)
Distributions	—	(13,582)	—	(163,270)	—	(6,360)	—	(7,988)	(191,200)

Balance as of December 31, 2006	9,300,000	223,417	89,433,024	1,943,240	1,600,000	77,815	3,450,343	74,780	2,319,252
Comprehensive income:
Net income	—	15,806	—	295,524	—	1,608	—	11,679
Unrealized gain on securities and derivatives	—	—	—	(1,676)	—	—	—	—
Currency translation adjustment	—	—	—	14,775	—	—	—	—
Total comprehensive income									337,716
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	(1,179)	16,046	—	—	—	—	16,046
Issuance of common units	—	—	8,365,800	472,072	—	—	—	—	472,072
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,536,041	28,328	—	—	—	—	28,328
Conversion of operating partnership units to common stock	—	—	716,449	42,296	—	—	(716,449)	(14,329)	27,967
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,070)	—	—	—	—	(3,070)
Repurchase of preferred units	—	—	—	—	(1,600,000)	(77,815)	—	—	(77,815)
Repurchase of common units	—	—	(1,069,038)	(53,359)	—	—	—	—	(53,359)
Reallocation of interests	—	—	—	(14,947)	—	—	—	6,507	(8,440)
Offering costs	—	(5)	—	(579)	—	—	—	—	(584)
Distributions	—	(15,806)	—	(198,110)	—	(1,608)	—	(8,603)	(224,127)

Balance as of December 31, 2007	9,300,000	$223,412	98,981,097	$2,540,540	—	$—	2,733,894	$70,034	$2,833,986

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$327,547	$239,875	$277,749
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(13,246)	(19,134)	(19,523)
Depreciation and amortization	161,925	174,721	159,469
Impairment losses	1,157	6,312	—
Stock-based compensation amortization	16,046	20,736	12,296
Equity in earnings of unconsolidated co-investment ventures	(7,467)	(23,240)	(10,770)
Operating distributions received from unconsolidated co-investment ventures	18,930	4,875	2,752
Gains from dispositions of real estate interest	(73,436)	—	(19,099)
Development profits, net of taxes	(124,288)	(106,389)	(54,811)
Debt premiums, discounts and finance cost amortization, net	3,961	8,343	4,172
Total minority interests’ share of net income	44,682	48,772	61,796
Exchange losses	2,883	—	—
Discontinued operations:
Depreciation and amortization	1,801	5,256	20,835
Co-investment venture partners’ share of net income	(63)	359	9,069
Development gains and gains from dispositions of real estate, net of taxes and minority interests	(64,704)	(44,683)	(120,814)
Cumulative effect of change in accounting principle	—	(193)	—
Changes in assets and liabilities:
Accounts receivable and other assets	(82,288)	3,276	(42,379)
Accounts payable and other liabilities	27,103	16,969	15,073

Net cash provided by operating activities	240,543	335,855	295,815
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and other assets	(11,303)	(24,910)	1,973
Cash paid for property acquisitions	(57,249)	(451,940)	(424,087)
Additions to land, buildings, development costs, building improvements and lease costs	(1,300,651)	(1,033,941)	(662,561)
Net proceeds from divestiture of real estate	824,628	616,343	1,088,737
Additions to interests in unconsolidated co-investment ventures	(54,334)	(18,969)	(74,069)
Capital distributions received from unconsolidated co-investment ventures	227	34,277	17,483
Repayment/(issuance) of mortgage receivable	1,588	2,874	(7,883)
Cash transferred to unconsolidated co-investment venture	(35,146)	(4,294)	—

Net cash used in investing activities	(632,240)	(880,560)	(60,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	500,400	55,521	48,472
Repurchase and retirement of common and preferred units	(53,359)	—	—
Borrowings on secured debt	718,153	610,598	386,592
Payments on secured debt	(259,592)	(483,138)	(327,038)
Borrowings on other debt	75,956	65,098	—
Payments on other debt	(20,473)	(16,281)	(649)
Borrowings on unsecured credit facilities	1,489,256	1,291,209	873,627
Payments on unsecured credit facilities	(1,507,188)	(944,626)	(697,464)
Payment of financing fees	(13,755)	(11,746)	(10,185)
Net proceeds from issuances of senior debt securities	24,689	272,079	—
Payments on senior debt securities	(125,000)	(150,000)	(28,940)
Net proceeds from issuances of preferred units	—	48,086	72,344
Issuance costs on preferred units	(584)	(217)	—
Repurchase of preferred units	(102,737)	(98,080)	—
Contributions from co-investment partners	43,725	189,110	160,544
Distributions paid to partners	(213,352)	(180,626)	(160,430)
Distributions to minority interests, including preferred units	(136,114)	(163,366)	(418,729)

Net cash provided by (used in) financing activities	420,025	483,621	(101,856)
Net effect of exchange rate changes on cash	17,133	2,966	(10,063)
Net increase (decrease) in cash and cash equivalents	45,461	(58,118)	123,489
Cash and cash equivalents at beginning of period	174,763	232,881	109,392

Cash and cash equivalents at end of period	$220,224	$174,763	$232,881

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$134,470	$159,389	$174,246
Non-cash transactions:
Acquisition of properties	$60,293	$689,832	$519,106
Assumption of secured debt	—	(134,651)	(74,173)
Assumption of other assets and liabilities	(17)	(17,931)	(5,994)
Acquisition capital	(1,127)	(20,061)	(13,979)
Minority interests’ contributions, including units issued	(1,900)	(65,249)	(873)

Net cash paid for acquisitions	$57,249	$451,940	$424,087

Preferred unit redemption issuance costs	$2,930	$1,070	$—
Contribution of properties to unconsolidated co-investment ventures, net	$78,218	$161,967	$27,282
Purchase of equity interest of unconsolidated joint venture, net	$26,031	$—	$—
Deconsolidation of AMB Institutional Alliance Fund III, L.P.,	$—	$93,876	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

1.	Organization and Formation of the Company

AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), commenced operations shortly before the consummation of AMB Property Corporation’s, a Maryland corporation (the “Company”), initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Operating Partnership, is engaged in the acquisition, development and operation of industrial properties in key distribution markets throughout the Americas, Europe and Asia. The Operating Partnership uses the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The Operating Partnership uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which it intends to hold for the long-term. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries and the “Operating Partnership” means AMB Property, L.P. and its controlled subsidiaries.

As of December 31, 2007, the Company owned an approximate 96.1% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 3.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties.

The Operating Partnership enters into co-investment ventures with institutional investors. These co-investment ventures provide the Operating Partnership with an additional source of capital and income. As of December 31, 2007, the Operating Partnership had investments in five significant consolidated and five significant unconsolidated co-investment ventures.

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

As of December 31, 2007, the Operating Partnership owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 147.7 million square feet (13.7 million square meters) in 45 markets within 14 countries. Additionally, as of December 31, 2007, the Operating Partnership managed, but did not have a significant ownership interest in, industrial and other properties, totaling approximately 1.5 million square feet.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Of the approximately 147.7 million square feet as of December 31, 2007:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Operating Partnership owned or partially owned approximately 118.2 million square feet (principally warehouse distribution buildings) that were 96.0% leased;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Operating Partnership had investments in 56 industrial development projects, which are expected to total approximately 17.8 million square feet upon completion;

•	on a consolidated basis, the Operating Partnership owned 12 development projects, totaling approximately 4.2 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated co-investment ventures, the Operating Partnership had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the Operating Partnership held approximately 0.1 million square feet, which is the location of the Operating Partnership’s global headquarters.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership, its wholly-owned taxable REIT subsidiaries and the co-investment ventures, in which the Operating Partnership has a controlling interest. Third-party equity interests in the co-investment ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has non-controlling partnership interests in unconsolidated real estate co-investment ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. For properties held for use, impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. For properties held for sale, impairment is recognized when the carrying value of the property is less than its estimated fair value net of cost to sell. As a result of leasing activity and the economic environment, the Operating Partnership

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

re-evaluated the carrying value of its investments and recorded impairment charges of $1.2 million, $6.3 million and $0.0 during the years ended December 31, 2007, 2006 and 2005, respectively, on certain of its investments.

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

Depreciation and Amortization Expense	Estimated Lives	2007	2006	2005

Building costs	5-40 years	$69,625	$81,565	$85,192
Building costs on ground leases	5-40 years	15,951	19,173	16,631
Buildings and improvements:
Roof/HVAC/parking lots	5-40 years	10,639	10,016	6,928
Plumbing/signage	7-25 years	1,851	2,469	2,111
Painting and other	5-40 years	12,709	11,479	15,035
Tenant improvements	Over initial lease term	20,125	19,901	21,635
Lease commissions	Over initial lease term	21,123	19,990	21,095

Total real estate depreciation and amortization		152,023	164,593	168,627
Other depreciation and amortization	Various	11,703	15,384	11,677
Discontinued operations’ depreciation	Various	(1,801)	(5,256)	(20,835)

Total depreciation and amortization from continuing operations		$161,925	$174,721	$159,469

The cost of buildings and improvements includes the purchase price of the property including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2007, 2006 and 2005 was $64.0 million, $42.9 million and $29.5 million, respectively.

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

Investments in Consolidated and Unconsolidated Co-investment Ventures.  Minority interests represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate co-investment ventures, which own properties aggregating approximately 34.3 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

The Operating Partnership holds interests in both consolidated and unconsolidated co-investment ventures. The Operating Partnership determines consolidation based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46) or Emerging Issues Task Force (EITF) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. For co-investment ventures that are variable interest entities as defined under FIN 46 where the Operating Partnership is not the primary beneficiary, it does not

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

consolidate the co-investment venture for financial reporting purposes. Based on the guidance set forth in EITF 04-5, the Operating Partnership consolidates certain co-investment venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For co-investment ventures under EITF 04-5, where the Operating Partnership does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Operating Partnership uses the equity method of accounting and does not consolidate the co-investment venture for financial reporting purposes.

The minority interests associated with certain of the Operating Partnership’s consolidated co-investment ventures, that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). As of December 31, 2007 and 2006, the aggregate book value of these minority interests in the accompanying consolidated balance sheet was $517.6 million and $555.2 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests was approximately $1.1 billion and $1.0 billion, respectively. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its co-investment venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated co-investment ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with property purchases, Section 1031 exchange accounts and debt or real estate tax payments.

Accounts Receivable.  Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $73.0 million and $64.6 million as of December 31, 2007 and 2006, respectively. The Operating Partnership regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

Concentration of Credit Risk.  Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership’s ability to lease space and on the amount of rent received. As of December 31, 2007, the Operating Partnership does not have any material concentration of credit risk due to the diversification of its customers.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related loan. As of December 31, 2007 and 2006, deferred financing costs were $23.3 million and $20.4 million, respectively, net of accumulated amortization.

Goodwill and Intangible Assets.  The Operating Partnership has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in SFAS No. 142, Goodwill and Other Intangible Assets, issued by the FASB, goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Operating Partnership tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Operating Partnership determined that there was no impairment to goodwill and intangible assets during the year ended December 31, 2007.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of FIN 48 on January 1, 2007 did not have a material effect on the Operating Partnership’s financial statements. The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Operating Partnership is subject.

Financial Instruments.  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. For revenues or expenses denominated in nonfunctional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership’s derivative financial instruments in effect at December 31, 2007 consisted of one interest rate swap hedging cash flows of its variable rate borrowings based on U.S. Libor (USD) and Euribor (Europe). Adjustments to the fair value of this instrument for the year ended December 31, 2007 resulted in a loss of $1.7 million. This loss is included in other assets in the consolidated balance sheet and accumulated other comprehensive loss in the consolidated statements of partners’ capital.

Debt.  The Operating Partnership’s debt includes both fixed and variable rate secured debt, unsecured fixed rate debt, unsecured variable rate debt and credit facilities. Based on borrowing rates available to the Operating Partnership at December 31, 2007, the book value and the estimated fair value of the total debt (both secured and unsecured) was $3.5 billion and $3.6 billion, respectively. The carrying value of the variable rate debt approximates fair value.

Debt Premiums.  Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. As of December 31, 2007 and 2006, the net unamortized debt premium was $4.2 million and $6.3 million, respectively, and are included as a component of secured debt on the accompanying consolidated balance sheets.

Rental Revenues and Allowance for Doubtful Accounts.  The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Operating Partnership also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Operating Partnership, vacates the premises and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Operating Partnership. In addition, the Operating Partnership nets its allowance for doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $3.7 million, $2.9 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Private Capital Income.  Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by AMB Capital Partners from co-investment ventures and clients. Private capital income also includes promoted interests and incentive distributions from the Operating Partnership’s co-investment ventures. The Operating Partnership received incentive distributions of $0.5 million, $22.5 million of which $19.8 million was from AMB Partners II, L.P., and $26.4 million for the sale of AMB Institutional Alliance Fund I, L.P., respectively, during the years ended December 31, 2007, 2006 and 2005.

Other Income.  Other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Development Profits, Net of Taxes.  When the Operating Partnership disposes of its real estate entities’ interests, gains reported from the sale of these interests represent either: (i) the sale of partial interests in consolidated co-investment ventures to third-party investors for cash or (ii) the sale of partial interests in properties to unconsolidated co-investment ventures with third-party investors for cash.

Gains from Dispositions of Real Estate.  Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Discontinued Operations.  The Operating Partnership reported real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Operating Partnership separately reports as discontinued operations the historical operating results attributable to operating properties sold or held for disposition and the applicable gain or loss on the disposition of the properties, which is included in development gains and gains from dispositions of real estate, net of taxes and minority interests, in the statement of operations. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on the Operating Partnership’s previously reported consolidated financial position, net income or cash flows.

International Operations.  The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries operating in the United States and Mexico. Other than Mexico, the functional currency for the Operating Partnership’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. For the years ended December 31, 2007, 2006 and 2005, gains (losses) resulting from the translation were $14.8 million, ($0.2) million and ($1.8) million, respectively. These gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of partners’ capital.

The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currencies. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. These gains and losses have been immaterial over the past three years. Unrealized and realized gains (losses) from remeasurement and translation were $3.9 million, $0.8 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. These gains are included in the consolidated statements of operations.

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

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Operating Partnership does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Operating Partnership is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Operating Partnership is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

3.	Real Estate Acquisition and Development Activity

Development completions are generally defined as properties that are substantially complete and 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions during the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006

Placed in Operations:
Number of projects	1	7
Square feet	179,400	941,336
Investment	$10,657	$90,470
Sold:
Number of projects	7	7
Square feet	498,017	1,323,748
Investment	$74,432	$57,775
Contributed:
Number of projects	10	9
Square feet	2,674,044	3,464,737
Investment	$259,678	$430,346
Held for Sale or Contribution:
Number of projects	14	10
Square feet	4,695,036	2,965,039
Investment	$425,754	$199,183

Total:
Number of projects	32	33	(1)
Square feet	8,046,497	8,694,860

Investment	$770,521	$777,774

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

(1)	One of the projects completed during the year ended December 31, 2006, totaling $13.8 million and approximately 0.2 million square feet, is held in an unconsolidated co-investment venture.

Development Pipeline.  As of December 31, 2007, the Operating Partnership had 56 industrial projects in the development pipeline, which are expected to total approximately 17.8 million square feet and have an aggregate estimated investment of $1.7 billion upon completion. The Operating Partnership has an additional 12 development projects available for sale or contribution totaling approximately 4.2 million square feet, with an aggregate estimated investment of $304.7 million. As of December 31, 2007, the Operating Partnership and its co-investment venture partners have funded an aggregate of $1.2 billion and needed to fund an estimated additional $500 million in order to complete its development pipeline. The development pipeline, at December 31, 2007, included projects expected to be completed through the fourth quarter of 2009. In addition to the Operating Partnership’s committed development pipeline, it holds a total of 2,535 acres of land for future development or sale, approximately 91% of which is located in the Americas. The Operating Partnership currently estimates that these 2,535 acres of land could support approximately 44.0 million square feet of future development.

4.	Development Profits, Gains from Dispositions of Real Estate Interests and Discontinued Operations

Gains from Sale or Contribution of Real Estate Interests.  During the year ended December 31, 2007, the Operating Partnership contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Operating Partnership recognized a gain of $73.4 million on the contributions, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash. During the year ended December 31, 2006, there were no comparable events.

During the year ended December 31, 2007, the Operating Partnership recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and approximately 82 acres of land to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund  I, L.P. In addition, the Operating Partnership recognized development profits of approximately $28.6 million as a result of the sale of seven development projects and 76 acres of land during the year ended December 31, 2007.

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P. a co-investment venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen ($443.1 million U.S. dollars, using the exchange rate at December 31, 2007) for an approximate 80% equity interest. The Operating Partnership contributed $106.9 million (using exchange rate in effect at contribution) in operating properties, consisting of two properties, aggregating approximately 0.9 million square feet, to this fund. During 2005, the Operating Partnership recognized a gain of $17.8 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.

On December 31, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte Ltd, a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained a 20% interest. During 2005, the Operating Partnership recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC.

Properties Held for Contribution.  As of December 31, 2007, the Operating Partnership held for contribution to co-investment ventures 17 properties with an aggregate net book value of $488.3 million, which, when contributed will reduce its average ownership interest in these projects from approximately 90% currently to an expected range of 15-20%.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Discontinued Operations.  The Operating Partnership reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144 , Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties, which is included in development gains and gains from dispositions of real estate, net of taxes and minority interests, in the statement of operations. Although the application of SFAS No. 144 may affect the presentation of the Operating Partnership’s results of operations for the periods that it has already reported in filings with the SEC, there will be no effect on its previously reported financial position, net income or cash flows.

During 2007, the Operating Partnership divested itself of three industrial properties, aggregating approximately 0.3 million square feet, and two value-added conversion projects for an aggregate price of $120.0 million, with a resulting net gain of approximately $2.1 million and a gain of approximately $62.6 million, respectively.

During 2006, the Operating Partnership divested itself of 17 industrial properties, aggregating approximately 3.5 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $44.7 million.

During 2005, the Operating Partnership divested itself of 18 industrial properties and one retail center, aggregating approximately 9.3 million square feet, for an aggregate price of $926.6 million, with a resulting net gain of $120.8 million. Included in these divestitures is the sale of the assets of AMB Alliance Fund I, L.P., for $618.5 million. The multi-investor fund owned approximately 5.8 million square feet. The Operating Partnership received cash and a distribution of an on-tarmac property, AMB DFW Air Cargo Center I, in exchange for its 21% interest in the fund. The Operating Partnership also received a net incentive distribution of approximately $26.4 million in cash which is classified under private capital revenues on the consolidated statement of operations.

Properties Held for Divestiture.  As of December 31, 2007, the Operating Partnership held for divestiture five properties with an aggregate net book value of $40.5 million. These properties either are not in the Operating Partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the years ended December 31 (dollars in thousands):

	2007	2006	2005

Rental revenues	$12,689	$30,514	$91,448
Straight-line rents and amortization of lease intangibles	410	615	2,242
Property operating expenses	(1,360)	(4,864)	(14,258)
Real estate taxes	(1,029)	(2,901)	(10,482)
Depreciation and amortization	(1,801)	(5,256)	(20,835)
General and administrative	—	(13)	(85)
Other income and expenses, net	(20)	(21)	(51)
Interest, including amortization	1,170	1,397	(17,154)
Co-investment venture partners’ share of income	63	(359)	(9,069)

Income attributable to discontinued operations	$10,122	$19,112	$21,756

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

As of December 31, 2007 and 2006, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	2007	2006

Other assets	$809	$58
Accounts payable and other liabilities	$3,900	$1,589

5.	Debt

As of December 31, 2007 and 2006, debt consisted of the following (dollars in thousands):

	2007	2006

Operating Partnership secured debt, varying interest rates from 1.1% to 8.6%, due January 2008 to January 2017 (weighted average interest rate of 4.0% and 5.6% at December 31, 2007 and 2006, respectively)	$351,032	$368,332
Consolidated co-investment venture secured debt, varying interest rates from 3.5% to 9.4%, due March 2008 to February 2024 (weighted average interest rates of 6.1% and 6.5% at December 31, 2007 and 2006, respectively)	1,115,841	1,020,678
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due June 2008 to June 2018 (weighted average interest rates of 6.1% and 6.2% at December 31, 2007 and December 31, 2006, respectively, and net of unamortized discounts of $9.4 million and $10.6 million, respectively)	1,012,491	1,112,491
Other debt, varying interest rates from 3.4% to 7.5%, due January 2008 to November 2015 (weighted average interest rates of 6.0% and 6.6% at December 31, 2007 and December 31, 2006, respectively)	144,529	88,154
Unsecured credit facilities, variable interest rate, due June 2010 and June 2011 (weighted average interest rates of 3.4% and 3.1% at December 31, 2007 and 2006, respectively)	876,105	852,033

Total debt before unamortized net premiums (discounts)	3,499,998	3,441,688
Unamortized net premiums (discounts)	(5,154)	(4,273)

Total consolidated debt	$3,494,844	$3,437,415

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of December 31, 2007 and December 31, 2006, the total gross investment book value of those properties securing the debt was $2.1 billion and $2.6 billion, respectively, including $1.8 billion in consolidated co-investment ventures for each period. As of December 31, 2007, $1,040 million of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $426.0 million bore interest at variable rates (with a weighted average interest rate of 3.8%).

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21 million and bears interest at a variable rate of 135 basis points above the one-month LIBOR rate.

On December 8, 2006, the Operating Partnership executed a 228.0 million Euros facility agreement (approximately $303.3 million in U.S. dollars, using the exchange rate at June 12, 2007, the date the facility was assumed by AMB Europe Fund I, FCP-FIS, as discussed below), which provides that certain of the Operating Partnership’s affiliates may borrow either acquisition loans, up to a 100.0 million Euros sub-limit (approximately $133.0 million in U.S. dollars, using the exchange rate at June 12, 2007), or secured term loans, in connection with properties located in France, Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, the Operating Partnership increased the facility amount limit from 228.0 million Euros to 328.0 million Euros. Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. The Operating Partnership initially guaranteed the acquisition loan facility and was the carve-out indemnitor in respect of the term loans. In accordance with the terms of the facility agreement, on June 12, 2007, AMB Europe Fund I, FCP-FIS, assumed, and the Operating Partnership was released from, all of the Operating Partnership’s obligations and liabilities under the facility agreement. On June 12, 2007, there were 267.0 million Euros (approximately $355.2 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

As of December 31, 2007, the Operating Partnership had outstanding an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.1% and had an average term of 4.2 years. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants as of December 31, 2007.

As of December 31, 2007, the Operating Partnership had $144.5 million outstanding in other debt which bore a weighted average interest rate of 6.0% and had an average term of 4.6 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of December 31, 2007. Other debt also includes a $70.0 million non-recourse credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $60.0 million balance outstanding as of December 31, 2007. The Operating Partnership also had $19.5 million outstanding in other non-recourse debt.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility which bore a weighted average interest rate of 5.2% at December 31, 2007. This facility matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of December 31, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British pounds sterling. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2007, was $259.4 million and the remaining amount available was $273.8 million, net of outstanding letters of credit of $16.8 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at December 31, 2007.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on December 31, 2007, equaled approximately $492.4 million U.S. dollars. This facility bore a weighted average interest rate of 1.2% at December 31, 2007. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of December 31, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of December 31, 2007. As of December 31, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2007, was $399.5 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at December 31, 2007.

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500 million unsecured revolving credit facility that replaced the existing $250 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500 million with an option to further increase the facility to $750 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees. The Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011 and carries a one-year extension option, can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of December 31, 2007, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. As of December 31, 2007, the outstanding balance on this credit facility, using the exchange rates in effect at December 31, 2007, was approximately $217.2 million and it bore a weighted average interest rate of 5.3%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at December 31, 2007.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

As of December 31, 2007, the scheduled maturities of the Operating Partnership’s total debt, were as follows (dollars in thousands):

	Operating	Consolidated
	Partnership	Co-investment	Unsecured
	Secured	Venture Secured	Senior Debt	Credit	Other
	Debt	Debt	Securities	Facilities	Debt	Total

2008	$199,970	$98,989	$175,000	$—	$13,408	$487,367
2009	25,799	122,671	100,000	—	873	249,343
2010	65,905	102,661	250,000	658,928	941	1,078,435
2011	115	189,420	75,000	217,177	1,014	482,726
2012	3,753	459,111	—	—	61,093	523,957
2013	3,053	46,195	175,000	—	65,920	290,168
2014	3,216	4,102	—	—	616	7,934
2015	3,387	18,806	112,491	—	664	135,348
2016	3,567	54,795	—	—	—	58,362
Thereafter	42,267	19,091	125,000	—	—	186,358

Total	$351,032	$1,115,841	$1,012,491	$876,105	$144,529	$3,499,998

6.	Leasing Activity

Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2007 was as follows (dollars in thousands):

2008	$482,246
2009	420,996
2010	344,718
2011	260,530
2012	190,009
Thereafter	586,741

Total	$2,285,240

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements and straight-line rents. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $142.7 million, $143.0 million and $144.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are included as rental revenues and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

7.	Income Taxes

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of its partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state, local and foreign taxes on its income and property. In addition, the Operating Partnership is required to pay federal and state income tax on its net taxable income, if any, from the activities conducted by the Operating Partnership’s taxable REIT subsidiaries. Where the Operating Partnership operates in countries other than the United States that do not recognize REITs under their respective tax laws, the Operating Partnership recognizes income taxes as necessary.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

The following is a reconciliation of net income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31 (dollars in thousands):

	2007	2006	2005

Net income available to common unitholders attributable to the general partner	$295,524	$209,420	$250,419
Book depreciation and amortization	161,925	174,721	159,469
Book depreciation discontinued operations	1,801	5,256	20,835
Impairment losses	1,157	6,312	—
Tax depreciation and amortization	(143,873)	(155,467)	(152,084)
Book/tax difference on gain on divestitures and contributions of real estate	(185,415)	(108,777)	(23,104)
Book/tax difference in stock option expense	(22,271)	(50,030)	(35,513)
Other book/tax differences, net(1)	29,198	(3,436)	(35,348)

Taxable income available to common unitholders attributable to the general partner	$138,046	$77,999	$184,674

(1)	Primarily due to straight-line rent, prepaid rent, co-investment venture accounting and debt premium amortization timing differences.

For income tax purposes, distributions paid to common unitholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2007, 2006 and 2005, the Operating Partnership elected to distribute all of its taxable capital gain. The taxability of the Operating Partnership’s distributions to common unitholders is summarized below:

	2007		2006		2005

Ordinary income	$0.85	43.3%	$0.53	38.4%	$0.50	23.0%
Capital gains	0.49	24.9%	0.16	11.6%	1.34	61.1%
Unrecaptured Section 1250 gain	0.09	4.9%	0.20	14.4%	0.35	15.9%

Distributions paid or payable	1.43	73.1%	0.89	64.4%	2.19	100.0%

Return of capital	0.53	26.9%	0.49	35.6%	—	0.0%

Total distributions	$1.96	100.0%	$1.38	100.0%	$2.19	100.0%

8.	Minority Interests

Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate co-investment ventures, aggregating approximately 34.3 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These co-investment venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

The Operating Partnership enters into co-investment ventures with institutional investors. The Operating Partnership’s consolidated co-investment ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets in the Americas.

The Operating Partnership’s consolidated co-investment ventures’ total investment and property debt at December 31, 2007 and 2006 (dollars in thousands) were:

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
		Ownership	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Co-investment Venture	Co-investment Venture Partner	Percentage	2007	2006	2007	2006	2007	2006

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$53,745	$52,942	$20,026	$20,605	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	694,490	679,138	319,956	323,532	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(1)	50%	454,794	444,990	346,638	235,480	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(2)	20%	529,148	519,534	238,284	243,263	60,000	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO(4)	39%	156,468	153,563	83,151	78,904	—	—
Other Industrial Co-investment Operating Ventures		92%	209,554	258,374	28,570	60,435	—	—
Other Industrial Co-investment Development Ventures		82%	410,847	320,942	82,403	63,171	—	98

Total			$2,509,046	$2,429,483	$1,119,028	$1,025,390	$125,000	$65,098

(1)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(2)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of December 31, 2007.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Co-investment venture partners	$517,572	$555,201
Held through AMB Property II, L.P.:
Class B Limited Partners	32,244	27,281
Series D preferred units (liquidation preference of $79,767)	77,561	77,684
Series I preferred units (liquidation preference of $25,500)	—	24,799

Total minority interests	$627,377	$684,965

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the years ending December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005

Co-investment venture partners	$27,748	$37,190	$35,338
Co-investment venture partners’ share of development profits	9,012	665	11,230
Held through AMB Property II, L.P.:
Class B common limited partnership units	1,488	815	115
Series D preferred units (liquidation preference of $79,767)	5,799	6,182	6,182
Series E preferred units (repurchased in June 2006)	—	392	854
Series F preferred units (repurchased in September 2006)	—	546	800
Series H preferred units (repurchased in March 2006)	—	815	3,413
Series I preferred units (liquidation preference of $25,500)	635	2,040	2,040
Series N preferred units (repurchased in January 2006)	—	127	1,824

Total minority interests’ share of net income	$44,682	$48,772	$61,796

9.	Investments in Unconsolidated Co-investment Ventures

The Operating Partnership’s investment in unconsolidated co-investment ventures at December 31, 2007 and 2006 totaled $356.2 million and $274.4 million, respectively. The Operating Partnership’s exposure to losses associated with its unconsolidated co-investment ventures is limited to its carrying value in these investments and guarantees of $268.1 million on loans on three of its unconsolidated co-investment ventures.

The Operating Partnership’s unconsolidated co-investment ventures’ net equity investments at December 31, 2007 and 2006 (dollars in thousands) were:

				Operating
				Partnership’s
	Square	December 31,	December 31,	Ownership
Unconsolidated Co-investment Ventures	Feet	2007	2006	Percentage

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	21,382,228	$135,710	$136,971	18%
AMB Europe Fund I, FCP-FIS(3)	8,322,680	49,893	n/a	21%
AMB Japan Fund I, L.P.(2)	5,392,336	54,733	31,811	20%
AMB-SGP Mexico, LLC(4)	4,903,596	12,557	7,601	20%
AMB DFS Fund I, LLC(5)	1,432,577	22,004	11,700	15%
Other Industrial Operating Co-investment Ventures	7,669,507	48,555	47,955	54%
G. Accion, S.A. de C.V. (G.Accion)(6)	n/a	32,742	38,343	39%

Total Unconsolidated Co-investment Ventures	49,102,924	$356,194	$274,381

See footnotes on next page.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

The table below presents summarized financial information for the Operating Partnership’s unconsolidated co-investment ventures as of and for the years ended December 31, 2007, 2006 and 2005:

									Income (loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Minority			operating	Continuing	Income
2007	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	expenses	Operations	(loss)

Co-investment Ventures:
AMB Institutional Alliance Fund III, L.P.(1)	$1,889,061	$1,971,518	$1,048,029	$1,108,761	$2,833	$859,924	$138,607	$(36,063)	$13,352	$13,308
AMB Japan Fund I, L.P.(2)	905,118	1,034,704	666,909	723,020	77,275	234,409	53,130	(29,724)	7,187	7,187
AMB Europe Fund I, FCP-FIS(3)	1,066,743	1,159,209	667,018	757,669	3,862	397,678	36,189	(6,135)	(6,605)	(6,605)
AMB-SGP Mexico, LLC(4)	250,082	267,339	173,449	260,731	1,503	5,105	24,026	(11,849)	(11,452)	(11,452)
AMB DFS Fund I, LLC(5)	147,831	148,243	—	6,388	—	141,855	—	—	—	1,169
Other Industrial Operating Co-investment Ventures	220,949	234,008	177,870	183,580	—	50,428	41,457	(8,385)	14,044	16,716
Other Investments:
G. Accion(6)	37,383	198,669	45,566	102,130	646	95,893	59,456	(46,020)	3,572	16,333

Total Unconsolidated Co-investment Ventures	$4,517,167	$5,013,690	$2,778,841	$3,142,279	$86,119	$1,785,292	$352,865	$(138,176)	$20,098	$36,656

									Income (loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Minority			operating	Continuing	Income
2006	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	expenses	Operations	(loss)

Co-investment Ventures:
AMB Institutional Alliance Fund III, L.P.(1)	$1,279,564	$1,318,709	$675,500	$714,072	$3,090	$601,547	$80,160	$(42,601)	$12,691	$33,842
AMB Japan Fund I, L.P.(2)	595,859	673,811	450,270	483,835	48,570	141,406	19,217	(11,289)	1,716	1,716
AMB-SGP Mexico, LLC(4)	158,959	172,533	106,700	162,963	1,082	8,488	14,514	(7,915)	(6,796)	(6,796)
AMB DFS Fund I, LLC(5)	78,450	78,475	—	—	—	78,475	—	—	—	—
Other Industrial Operating Co-investment Ventures	223,679	241,085	184,423	193,394	—	47,691	37,238	(9,234)	11,529	26,139
Other Investments:
G. Accion(6)	9,536	158,733	14,881	45,380	1,610	111,743	18,294	(38,490)	(51,399)	21,532

Total Unconsolidated Co-investment Ventures	$2,346,047	$2,643,346	$1,431,774	$1,599,644	$54,352	$989,350	$169,423	$(109,529)	$(32,259)	$76,433

									Income (loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Minority			operating	Continuing	Income
2005	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	expenses	Operations	(loss)

Co-investment Ventures:
AMB-SGP Mexico, LLC(4)	$105,123	$127,509	$65,351	$86,522	$81,663	$(40,676)	$9,288	$(5,182)	$(4,892)	$(4,892)
AMB Japan Fund I, L.P.(2)	121,161	161,469	73,893	106,008	10,043	45,418	6,736	(4,581)	871	871
Other Industrial Operating Co-investment Ventures	279,526	297,874	232,503	239,335	—	58,539	42,031	(13,766)	9,659	9,713
Other Industrial Development Co-investment Ventures	33,190	34,542	21,596	22,856	5,471	6,215	732	(565)	(305)	(305)
Other Investments:
G. Accion(6)	116,549	249,193	91,730	126,456	832	121,905	49,605	(60,856)	(33,977)	1,750

Total Unconsolidated Co-investment Ventures	$655,549	$870,587	$485,073	$581,177	$98,009	$191,401	$108,392	$(84,950)	$(28,644)	$7,137

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. Prior to October 1, 2006, the Operating Partnership accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated co-investment venture. Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment in the fund because of changes to the partnership agreement regarding the Operating Partnership’s rights as the general partner effective October 1, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

(2)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at year-end rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the years ended December 31, 2007, 2006 and 2005.

(3)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at year-end rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the year ended December 31, 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	The Operating Partnership has a 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

On December 30, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained an approximate 20% interest. During 2007, the Operating Partnership contributed one approximately 0.1 million square foot operating property for $4.6 million to this co-investment venture. In addition, the Operating Partnership recognized development profits from the contribution to this co-investment venture of two completed development projects aggregating approximately 0.3 million square feet with a contribution value of $22.9 million. During 2006, the Operating Partnership recognized development profits of $5.1 million from the contribution of two completed development projects for $56.4 million aggregating approximately 0.8 million square feet.

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $443.1 million in U.S. dollars, using the exchange rate at December 31, 2007) for an approximate 80% equity interest. During 2007, the Operating Partnership contributed to this co-investment venture one completed development project for $84.4 million (using the exchange rate on the date of contribution) aggregating approximately 0.5 million square feet. During 2006, the Operating Partnership recognized development profits of $77.9 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash from the contribution to the co-investment venture of four completed development projects for $486.2 million (using the exchange rates in effect at contribution) aggregating approximately 2.6 million square feet.

On October 17, 2006, the Operating Partnership formed AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), in which the Operating Partnership retained an approximate 15% interest. The co-investment venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Operating Partnership identifies as its target markets. GE and the Operating Partnership have committed $425.0 million and $75.0 million of equity, respectively. During the year ended December 31, 2007, the Operating Partnership contributed to this co-investment venture approximately 82 acres of land with a contribution value of approximately $30.3 million. During 2006, the Operating Partnership contributed a land parcel with a contribution value of approximately $77.5 million to this fund and recognized development profits of approximately $0.8 million on the contribution, representing the portion of its interest in the contributed land parcel acquired by the third-party investor for cash.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During 2007, the Operating Partnership contributed to this co-investment venture one approximately 0.2 million square foot operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million. During 2006, the Operating Partnership recognized development profits of $10.3 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash from the contribution to the co-investment venture of three completed development projects for approximately $64.8 million aggregating approximately 0.6 million square feet.

On June 12, 2007, the Operating Partnership formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which the Operating Partnership retained an approximate 20% interest. The institutional investors have committed approximately 263.0 million Euros (approximately $383.7 million in U.S. dollars, using the exchange rate at December 31, 2007) for an approximate 80% equity interest. During 2007, the Operating Partnership contributed approximately 4.2 million square feet of operating properties and approximately 1.8 million square feet of completed development projects to this co-investment venture for approximately $799.3 million (using the exchange rates on the dates of contribution).

During 2007, the Operating Partnership recognized gains from the contribution of real estate interests, net, of approximately $73.4 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 4.2 million square feet of operating properties to AMB Europe Fund I, FCP-FIS, and two operating properties to AMB-SGP Mexico, LLC, and AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from disposition of real estate interests in the consolidated statements of operations.

During the year ended December 31, 2007, the Operating Partnership recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and approximately 82 acres of land to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund  I, L.P.

Under the agreements governing the co-investment ventures, the Operating Partnership and the other parties to the co-investment ventures may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt.

On June 30, 2007, the Operating Partnership exercised its option to purchase the remaining equity interest from an unrelated third party, based on the fair market value as stipulated in the co-investment venture agreement in AMB Pier One, LLC, for a nominal amount. AMB Pier One, LLC, is a co-investment venture related to the 2000 redevelopment of the pier which holds the Operating Partnership’s global headquarters in San Francisco, California. As a result, the investment was consolidated as of June 30, 2007.

As of December 31, 2007, the Operating Partnership also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of December 31, 2007, a subsidiary of the Operating Partnership also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (“IAT”), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment of approximately $2.1 million and $2.7 million, respectively, is included in other assets on the consolidated balance sheets as of December 31, 2007 and December 31, 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

10.	Partners’ Capital

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During 2007, the Operating Partnership redeemed 716,449 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

On April 17, 2007, AMB Property II, L.P. repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $25.6 million, including accrued and unpaid distributions. In connection with this repurchase, the Company reclassified all 510,000 shares of its 8.00% Series I Cumulative Redeemable Preferred Stock as preferred stock.

On April 17, 2007, the Operating Partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $40.0 million, including accrued and unpaid distributions. In connection with this redemption, the Company reclassified all 800,000 shares of its 7.95% Series J Cumulative Redeemable Preferred Stock as preferred stock.

On April 17, 2007, the Operating Partnership redeemed all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $40.0 million, including accrued and unpaid distributions. In connection with this redemption, the Company reclassified all 800,000 shares of its 7.95% Series K Cumulative Redeemable Preferred Stock as preferred stock.

On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, on February 22, 2007, AMB Property II, L.P. amended the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

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

On June 30, 2006, AMB Property II, L.P., repurchased all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

price of $10.9 million, including accrued and unpaid distributions. In connection with this repurchase, the Company reclassified all of its 220,440 shares of 7.75% Series E Cumulative Redeemable Preferred Stock as preferred stock.

On March 21, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $42.8 million, including accrued and unpaid distributions. In connection with this repurchase, the Company reclassified all of its outstanding 840,000 shares of 8.125% Series H Cumulative Redeemable Preferred Stock as preferred stock.

In March 2007, the Company issued approximately 8.4 million shares of its common stock for net proceeds of approximately $472.1 million, which were contributed to the Operating Partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in the stock price at issuance as compared to the book value per share at the time of issuance. The Company intends to use the proceeds from the offering for general corporate purposes and, over the long term, to expand its global development business.

As of December 31, 2007, $107.5 million in preferred units with a weighted average rate of 6.63% become callable in 2008.

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

On September 24, 2004, AMB Property II, L.P., a partnership in which, as of January 1, 2008, AMB Property Holding Corporation, a Maryland corporation and the Company’s direct subsidiary, owns an approximate 1.0% partnership interest as the sole general partner and the Operating Partnership owns an approximate 92% partnership interest, excluding preferred units, issued 729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution to AMB Property II, L.P of certain parcels of land that are located in multiple markets. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with the Operating Partnership, and sold all of its series N preferred units to the Operating Partnership for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from the Operating Partnership at an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.

On November 25, 2003, the Company issued and sold 2,300,000 shares of 6 3/4% Series M Cumulative Redeemable Preferred Stock at $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.6875 per annum. The series M preferred stock is redeemable by the Company on or after November 25, 2008, subject to certain conditions, for cash at a redemption price equal to

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

$25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $55.4 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units.

On June 23, 2003, the Company issued and sold 2,000,000 shares of 6 1/2% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $48.0 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem all 3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.

In December 2005, the Company’s board of directors approved a two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. During the year ended December 31, 2007, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share. The Company has the authorization to repurchase up to an additional $146.6 million of its common stock under this program. On December 18, 2007, we extended this program through December 31, 2009.

As of December 31, 2007, the Operating Partnership had outstanding 98,981,097 common general partnership units: 2,733,894 common limited partnership units: 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

The following table sets forth the distributions paid per unit:

Paying Entity	Security	2007	2006	2005

AMB Property, L.P.	Common limited partnership units	$2.00	$1.84	$1.76
AMB Property, L.P.	Series J preferred units(1)	$1.01	$3.98	$3.98
AMB Property, L.P.	Series K preferred units(1)	$1.01	$3.98	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$2.00	$1.84	$1.76
AMB Property II, L.P.	Series D preferred units	$3.64	$3.88	$3.88
AMB Property II, L.P.	Series E preferred units(2)	—	$1.78	$3.88
AMB Property II, L.P.	Series F preferred units(3)	—	$2.72	$3.98
AMB Property II, L.P.	Series H preferred units(4)	—	$0.97	$4.06
AMB Property II, L.P.	Series I preferred units(5)	$1.24	$4.00	$4.00
AMB Property II, L.P.	Series N preferred units(6)	—	$0.22	$2.50

(1)	In April 2007, the Operating Partnership redeemed all of its series J and series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

(5)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

(6)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

11. Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan

Stock Incentive Plans.  The Company and the Operating Partnership have stock option and incentive plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. When the Company issues restricted stock or stock options are exercised, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has authorized for issuance 17,500,000 shares of common stock under its 2002 stock incentive plan of which 9,443,727 shares of common stock were available for grant and 4,507,137 shares were reserved for issuance at December 31, 2007. As of December 31, 2007, the Company had 5,855,777 non-qualified options outstanding granted to certain directors, officers and employees, which includes 1,348,640 shares of common stock reserved for issuance for outstanding option grants under its 1997 stock incentive plan which expired in November 2007. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.

The Operating Partnership adopted SFAS No. 123R, Share Based Payment, on January 1, 2006. The Operating Partnership opted to utilize the modified prospective method of transition in adopting SFAS No. 123R. The effect of this change from applying the original expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operating and financing activities. The Operating Partnership recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of January 1, 2006 to reflect the change in accounting for forfeitures. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. As of December 31, 2007, the Operating Partnership had $5.3 million of total unrecognized compensation cost related to unvested options granted under the Stock Incentive Plans which is expected to be recognized over a weighted average period of 1 year. Results for prior periods have not been restated.

The following table summarizes stock option expense and restricted stock expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2007, 2006 and 2005:

Expense	2007	2006	2005

Stock option expense	$5,395	$6,821	$7,507
Restricted stock compensation expense	10,652	13,915	4,789

Total	$16,047	$20,736	$12,296

SFAS No. 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Operating Partnership does not have any such excess tax benefits.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and employee termination within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants during the year ended December 31, 2007:

Quarter	Dividend	Expected	Risk-free	Expected
Ended	Yield	Volatility	Interest Rate	Life (years)	Fair Value

March 31	3.1%	18.9%	4.7%	6	$11.90
June 30	3.4%	18.7%	4.5%	6	$10.15
September 30	4.1%	20.5%	4.5%	6	$8.03
December 31	3.2%	22.4%	3.8%	6	$11.99

The following assumptions are used for grants during the years ended December 31, 2006 and 2005, respectively: dividend yields of 3.5% and 4.5%; expected volatility of 17.9% and 17.5%; risk-free interest rates of 4.6% and 3.8%; and expected lives of six and seven years, respectively.

Following is a summary of the option activity for the year ended December 31, 2007 (options in thousands):

	Shares	Weighted	Options
	Under	Average	Exercisable
	Option	Exercise Price	at Year End

Outstanding as of December 31, 2004	10,221	$25.40	7,841

Granted	1,086	38.94
Exercised	(2,033)	24.24
Forfeited	(126)	35.32

Outstanding as of December 31, 2005	9,148	27.14	7,237

Granted	874	51.89
Exercised	(3,081)	24.16
Forfeited	(98)	42.18

Outstanding as of December 31, 2006	6,843	31.42	5,404

Granted	619	62.29
Exercised	(1,536)	26.49
Forfeited	(70)	52.22

Outstanding as of December 31, 2007	5,856	$35.63	4,661

Remaining average contractual life	6

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2007 (options in thousands):

			Weighted
			Average	Currently Exercisable
		Weighted	Remaining		Weighted
Range of	Number of	Average	Contractual	Number of	Average
Exercise Price	Options	Exercise Price	Life in Years	Options	Exercise Price

$20.19 - $26.29	1,742	$24.60	3.2	1,742	$24.60
$26.98 - $35.26	2,011	30.23	5.5	1,997	30.21
$36.92 - $51.92	1,467	44.88	7.6	870	44.07
$51.97 - $64.80	636	61.61	9.0	52	60.96

	5,856			4,661

The following table summarizes additional information concerning unvested stock options at December 31, 2007 (options in thousands):

		Weighted
	Number of	Average
Unvested Options	Options	Exercise Price

Unvested at December 31, 2006	1,442	$43.54
Granted	598	62.29
Vested	(775)	43.14
Forfeited	(70)	52.22

Unvested at December 31, 2007	1,195	$53.54

Cash received from options exercised during the years ended December 31, 2007, 2006 and 2005 was $28.3 million, $55.5 million and $48.5 million, respectively. There were no excess tax benefits realized for the tax deductions from option exercises during the years ended December 31, 2007, 2006 and 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $52.9 million, $88.1 million and $38.1 million, respectively. The total intrinsic value of options outstanding and exercisable as of December 31, 2007 was $123.8 million.

The Company issued 283,653, 450,352 and 262,394 shares of restricted stock, respectively, to certain officers of the Company as part of the pay-for-performance pay program and in connection with employment with the Company during the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of restricted shares was $17.9 million, $23.3 million and $10.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, 129,140 shares of restricted stock had been forfeited. The 652,838 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

The following table summarizes additional information concerning unvested restricted shares at December 31, 2007 (shares in thousands):

		Weighted Average
		Grant Date
Unvested Shares	Shares	Fair Value

Unvested at December 31, 2006	612	$45.43
Granted	284	63.17
Vested	(213)	43.08
Forfeited	(30)	48.60

Unvested at December 31, 2007	653	$53.76

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

As of December 31, 2007, there was $20.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.71 years. The total fair value of shares vested, based on the market price on the vesting date, for the years ended December 31, 2007 and 2006 was $12.5 million and $17.4 million, respectively.

401(k) Plan.  In November 1997, the Company and the Operating Partnership established a Section 401(k) Savings and Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the Company’s predecessor, to cover eligible employees of the Operating Partnership. During the first quarter of 2007 and 2006, the 401(k) Plan permitted eligible employees to defer up to 20% of their annual compensation (as adjusted under the terms of the 401(k) Plan), subject to certain limitations imposed by the Code. During the remainder of 2007, the percentage of compensation that may be deferred was increased to 75%. During 2007 and 2006, the Operating Partnership matched employee contributions under the 401(k) Plan in an amount equal to 50% of the first 6.0% of annual compensation deferred by each employee, up to a maximum match of $6,750 and $6,600 per year, respectively, for each participating employee. In the years ended December 31, 2007, 2006 and 2005, the Operating Partnership made matching contributions of $1.0 million, $0.8 million and $0.7 million, respectively. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. No discretionary contributions were made by the Operating Partnership to the 401(k) Plan in the years ended December 31, 2007, 2006 and 2005.

The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Matching contributions made by the Operating Partnership vest fully one year after the commencement of an employee’s employment with the Operating Partnership.

Deferred Compensation Plans.  The Company and the Operating Partnership have established two non-qualified deferred compensation plans for eligible officers and directors of the Company and certain of its affiliates, which enable eligible participants to defer income from their U.S. payroll up to 100% of annual base pay, up to 100% of annual bonuses, up to 100% of their meeting fees and/or committee chairmanship fees, and up to 100% of certain equity-based compensation, as applicable, subject to restrictions, on a pre-tax basis. This deferred compensation is an unsecured obligation of the Operating Partnership. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in the years ended December 31, 2007, 2006 or 2005. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2007 and 2006, the total fair value of compensation deferred was $100.9 million and $70.2 million, respectively.

12.	Income Per Unit

When the Company issues restricted stock or stock options are exercised, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the years ended December 31, 2007, 2006 and 2005 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per unit was to increase weighted average units

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per unit (“EPS”) is presented below (dollars in thousands, except unit and per unit amounts):

	2007	2006	2005

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$252,721	$175,887	$135,179
Preferred unit distributions	(17,414)	(19,942)	(13,748)
Preferred unit issuance costs	(2,930)	(1,070)	—

Income from continuing operations before cumulative effect of change in accounting principle (after preferred unit distributions)	232,377	154,875	121,431
Total discontinued operations	74,826	63,795	142,570
Cumulative effect of change in accounting principle	—	193	—

Net income available to common unitholders	$307,203	$218,863	$264,001

Denominator
Basic	101,550,001	92,047,678	88,684,262
Stock options and restricted stock dilution(1)	2,618,706	3,396,394	3,824,463

Diluted weighted average common units	104,168,707	95,444,072	92,508,725

Basic income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$2.29	$1.69	$1.37
Discontinued operations	0.74	0.69	1.61
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$3.03	$2.38	$2.98

Diluted income per common unit
Income from continuing operations (after preferred unit distributions) before cumulative effect of change in accounting principle	$2.23	$1.62	$1.31
Discontinued operations	0.72	0.67	1.54
Cumulative effect of change in accounting principle	—	—	—

Net income available to common unitholders	$2.95	$2.29	$2.85

(1)	Excludes anti-dilutive stock options of 521,504, 48,196 and 56,463, respectively, for the years ended December 31, 2007, 2006, and 2005. These weighted average shares relate to anti-dilutive stock options, which is calculated using the treasury stock method, and could be dilutive in the future.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

13.	Commitments and Contingencies

Commitments

Lease Commitments.  The Operating Partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of one to 55 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2007 were as follows (dollars in thousands):

2008	$23,208
2009	22,632
2010	21,932
2011	21,577
2012	20,501
Thereafter	284,158

Total	$394,008

Standby Letters of Credit.  As of December 31, 2007, the Operating Partnership had provided approximately $24.2 million in letters of credit, of which $16.8 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Notes 5 and 9, the Operating Partnership had outstanding guarantees and contribution obligations in the aggregate amount of $405.2 million as described below.

As of December 31, 2007, the Operating Partnership had outstanding guarantees in the amount of $95.9 million in connection with certain acquisitions. As of December 31, 2007, the Operating Partnership also guaranteed $41.2 million and $107.9 million on outstanding loans on five of its consolidated co-investment ventures and two of its unconsolidated co-investment ventures, respectively.

Also, the Operating Partnership has entered into contribution agreements with its unconsolidated co-investment venture funds. These contribution agreements require the Operating Partnership to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Operating Partnership ’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Operating Partnership ’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Operating Partnership ’s potential obligations under these contribution agreements are $160.2 million as of December 31, 2007.

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

Promoted Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, the Operating Partnership may be obligated to make payments to certain of its

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

co-investment venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Operating Partnership’s business, the Operating Partnership enters into various contracts with third parties that may obligate it to make payments, pay promotes or perform other obligations upon the occurrence of certain events.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

14.	Quarterly Financial Data (Unaudited)

Selected quarterly financial results for 2007 and 2006 were as follows (dollars in thousands, except unit and per unit amounts):

	Quarter (unaudited)(1)
2007	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$164,505	$167,850	$165,747	$171,569	$669,671
Income before minority interests and discontinued operations and cumulative effect of change in accounting principle	34,737	131,607	76,692	54,367	297,403
Total minority interests’ share of income	(9,447)	(11,828)	(7,494)	(15,913)	(44,682)
Income from continuing operations	25,290	119,779	69,198	38,454	252,721
Total discontinued operations	2,938	2,738	6,699	62,451	74,826

Net income	28,228	122,517	75,897	100,905	327,547
Preferred unit distributions	(5,542)	(3,970)	(3,952)	(3,950)	(17,414)
Preferred unit redemption (issuance costs)/discount	—	(2,927)	(3)	—	(2,930)

Net income available to common unitholders	$22,686	$115,620	$71,942	$96,955	$307,203

Basic income per common unit(2)
Income from continuing operations	$0.20	$1.09	$0.63	$0.34	$2.29
Discontinued operations	0.03	0.03	0.07	0.61	0.74

Net income available to common unitholders	$0.23	$1.12	$0.70	$0.95	$3.03

Diluted income per common unit(2)
Income from continuing operations	$0.20	$1.06	$0.62	$0.33	$2.23
Discontinued operations	0.03	0.03	0.06	0.59	0.72

Net income available to common unitholders	$0.23	$1.09	$0.68	$0.92	$2.95

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	96,943,042	103,382,918	102,917,908	102,458,898	101,550,001

Diluted	99,776,750	105,806,524	105,109,868	105,130,372	104,168,707

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

	Quarter (unaudited)(1)
2006	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$173,219	$172,898	$179,765	$185,439	$711,321
Income before minority interests and discontinued operations and cumulative effect of change in accounting principle	30,238	67,080	46,715	80,626	224,659
Total minority interests’ share of income	(11,457)	(11,009)	(14,411)	(11,895)	(48,772)
Income from continuing operations before cumulative effect of change in accounting principle	18,781	56,071	32,304	68,731	175,887
Total discontinued operations	11,395	24,467	3,922	24,011	63,795
Cumulative effect of change in accounting principle	193	—	—	—	193

Net income	30,369	80,538	36,226	92,742	239,875
Preferred unit distributions	(4,686)	(4,685)	(5,030)	(5,541)	(19,942)
Preferred unit redemption (issuance costs)/discount	(1,097)	77	16	(66)	(1,070)

Net income available to common unitholders	$24,586	$75,930	$31,212	$87,135	$218,863

Basic income per common unit(2)
Income from continuing operations	$0.14	$0.56	$0.30	$0.67	$1.69
Discontinued operations	0.13	0.27	0.04	0.26	0.69
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income available to common unitholders	$0.27	$0.83	$0.34	$0.93	$2.38

Diluted income per common unit(2)
Income from continuing operations	$0.14	$0.54	$0.29	$0.65	$1.62
Discontinued operations	0.12	0.26	0.04	0.25	0.67
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income available to common unitholders	$0.26	$0.80	$0.33	$0.90	$2.29

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	90,821,246	91,702,701	92,088,600	93,671,504	92,047,678

Diluted	94,567,680	94,520,866	95,117,597	97,087,889	95,444,072

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or net income available to common unitholders.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

15.	Segment Information

The segment information for the prior periods has been reclassified to conform to current presentation.

The Operating Partnership has two lines of business, real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Operating Partnership evaluates its performance:

•	Real Estate Operations. The Operating Partnership operates industrial properties and manages its business by geographic markets. Such industrial properties typically comprise multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Operating Partnership owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Operating Partnership’s development business is included under real estate operations. It primarily consists of the Operating Partnership’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Operating Partnership has an ownership interest and for which the Operating Partnership acts as manager, or that are sold to third parties. The Operating Partnership evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from dispositions of real estate interests or development profits, as appropriate.

•	Private Capital. The Operating Partnership, through its private capital group, AMB Capital Partners, LLC, provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from the Operating Partnership’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Operating Partnership’s U.S. and Mexico funds and co-investment ventures, the Operating Partnership typically earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Operating Partnership earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 1.5% of 80% of the committed equity during the investment period and then 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Operating Partnership earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management fees of 75 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

accounting policies under Note 2, Interim Financial Statements. The Operating Partnership evaluates performance based upon private capital income.

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues			Property NOI(2)			Development Gains
Segments(1)	2007	2006	2005	2007	2006	2005	2007	2006	2005

U.S. Markets
Southern California	$109,810	$111,191	$108,625	$86,309	$87,708	$86,299	$11,672	$6,854	$14,701
No. New Jersey/New York	73,337	79,940	84,949	50,404	56,283	61,278	—	1,422	15,335
San Francisco Bay Area	90,301	86,477	86,631	69,424	68,412	69,005	58,836	—	658
Chicago	54,093	55,255	55,085	37,933	38,606	38,106	2,915	5,972	2,622
On-Tarmac	53,607	55,131	56,912	30,171	31,584	33,198	—	—	—
South Florida	42,009	40,288	35,953	29,256	27,655	24,188	14,262	5,287	11,117
Seattle	39,424	38,968	44,368	30,822	30,668	34,394	5,161	(901)	—
Non — U.S. Markets
Europe	24,413	34,439	17,886	19,332	27,723	14,462	58,451	—	—
Japan	4,546	17,505	8,268	3,508	13,012	5,959	16,417	77,939	—
Other Markets	146,277	158,020	178,425	104,204	114,751	128,463	8,705	9,816	10,378

Total markets	637,817	677,214	677,102	461,363	496,402	495,352	176,419	106,389	54,811
Straight-line rents and amortization of lease intangibles	13,246	19,134	19,523	13,246	19,134	19,523	—	—	—
Discontinued operations	(13,099)	(31,129)	(93,690)	(10,710)	(23,364)	(68,950)	(52,131)	—	—
Private capital Private capital income	31,707	46,102	43,942	—	—	—	—	—	—

Total	$669,671	$711,321	$646,877	$463,899	$492,172	$445,925	$124,288	$106,389	$54,811

(1)	The markets included in U.S. markets are a subset of the Operating Partnership’s regions defined as East, Southwest and West Central in the Americas. Japan is a subset of our Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	2007	2006	2005

Property NOI	$463,899	$492,172	$445,925
Private capital income	31,707	46,102	43,942
Depreciation and amortization	(161,925)	(174,721)	(159,469)
General and administrative	(129,510)	(104,262)	(71,564)
Fund costs	(1,076)	(2,091)	(1,482)
Impairment losses	(1,157)	(6,312)	—
Other expenses	(5,112)	(2,620)	(5,038)
Development profits, net of taxes	124,288	106,389	54,811
Gains from dispositions of real estate interests	73,436	—	19,099
Equity in earnings of unconsolidated co-investment ventures	7,467	23,240	10,770
Other income	22,331	11,849	7,527
Interest, including amortization	(126,945)	(165,087)	(147,546)
Total minority interests’ share of income	(44,682)	(48,772)	(61,796)
Total discontinued operations	74,826	63,795	142,570
Cumulative effect of change in accounting principle	—	193	—

Net income	$327,547	$239,875	$277,749

The Operating Partnership’s total assets by market were:

	Total Assets as of December 31,
	2007	2006	2005

U.S. Markets
Southern California	$925,771	$895,610	$944,400
No. New Jersey/New York	637,356	607,727	757,773
San Francisco Bay Area	777,964	703,660	786,361
Chicago	453,086	446,662	504,903
On-Tarmac	201,235	210,798	245,095
South Florida	384,110	371,603	360,425
Seattle	383,893	380,459	370,931
Non-U.S. Markets
Europe	254,740	723,326	311,529
Japan	717,586	359,086	469,055
Other Markets	1,891,077	1,506,089	1,646,223

Total Markets	6,626,818	6,205,020	6,396,695
Investments in unconsolidated co-investment ventures	356,194	274,381	118,653
Non-segment assets	279,391	234,111	287,391

Total assets	$7,262,403	$6,713,512	$6,802,739

16.	Subsequent Event

Subsequent to December 31, 2007, the Operating Partnership has repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.6 million at a weighted average price of $49.64 per share.

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/07				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)(5)	Acquisition	(Years)
	(In thousands, except number of buildings)

Atlanta
Airport Plaza	3	GA	IND	$—	$1,811	$5,093	$1,459	$1,811	$6,552	$8,363	$1,107	2003	5-40
Airport South Business Park	8	GA	IND	15,706	9,200	16,436	14,069	9,200	30,505	39,705	6,746	2001	5-40
Atlanta South Business Park	9	GA	IND	—	8,047	24,180	6,164	8,047	30,344	38,391	8,848	1997	5-40
AMB Garden City Industrial	1	GA	IND	—	441	2,604	492	462	3,075	3,537	354	2004	5-40
South Ridge at Hartsfield	1	GA	IND	3,738	2,096	4,008	1,104	2,096	5,112	7,208	1,226	2001	5-40
Southfield/KRDC Industrial SG	13	GA	IND	51,578	13,578	35,730	9,847	13,578	45,577	59,155	9,279	1997	5-40
Southside Distribution Center	1	GA	IND	1,064	766	2,480	106	766	2,586	3,352	458	2001	5-40
Sylvan Industrial	1	GA	IND	—	1,946	5,905	860	1,946	6,765	8,711	1,648	1999	5-40
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	388	1,060	3,616	4,676	869	2000	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	724	1,200	4,468	5,668	1,154	1998	5-40
Belden Avenue SGP	3	IL	IND	15,543	5,393	13,655	1,589	5,487	15,150	20,637	3,904	2001	5-40
Bensenville Ind Park	13	IL	IND	—	20,799	62,438	24,056	20,799	86,494	107,293	29,243	1993	5-40
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	563	1,332	4,559	5,891	1,327	1995	5-40
Chancellory Park	8	IL	IND	35,784	24,491	31,848	2,207	24,490	34,056	58,546	2,612	2002	5-40
Chicago Industrial Portfolio	1	IL	IND	—	762	2,285	748	762	3,033	3,795	932	1992	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	735	3,705	4,311	8,016	669	2001	5.40
AMB District Industrial	1	IL	IND	—	703	1,338	351	703	1,689	2,392	279	2004	5-40
Elk Grove Village SG	10	IL	IND	25,476	7,059	21,739	6,050	7,059	27,789	34,848	7,097	2001	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	2,094	1,399	6,330	7,729	1,997	1997	5-40
AMB Golf Distribution	1	IL	IND	13,685	7,740	16,749	955	7,740	17,704	25,444	1,934	2005	5-40
Hamilton Parkway	1	IL	IND	—	1,554	4,408	573	1,554	4,981	6,535	1,398	1995	5-40
Hintz Building	1	IL	IND	—	420	1,259	404	420	1,663	2,083	478	1998	5-40
Itasca Industrial Portfolio	5	IL	IND	—	3,830	11,537	2,981	3,830	14,518	18,348	5,300	1994	5-40
AMB Kehoe Industrial	1	IL	IND	—	2,000	3,006	85	2,000	3,091	5,091	200	2006	5-40
Melrose Park Distribution Ctr	1	IL	IND	—	2,936	9,190	3,056	2,936	12,246	15,182	4,488	1995	5-40
NDP — Chicago	3	IL	IND	—	1,496	4,487	1,741	1,496	6,228	7,724	1,977	1998	5-40
AMB Nicholas Logistics Center	1	IL	IND	—	4,681	5,811	1,881	4,681	7,692	12,373	1,213	2001	5-40
AMB O’Hare	14	IL	IND	8,793	2,924	8,995	3,392	2,924	12,387	15,311	3,134	2001	5-40
O’Hare Industrial Portfolio	12	IL	IND	—	5,497	20,238	2,772	5,497	23,010	28,507	6,791	1996	5-40
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	814	4,551	3,966	8,517	546	2002	5-40
AMB Port O’Hare	2	IL	IND	5,609	4,913	5,761	1,896	4,913	7,657	12,570	1,944	2001	5-40
AMB Sivert Distribution	1	IL	IND	—	857	1,377	876	857	2,253	3,110	438	2004	5-40
Stone Distribution Center	1	IL	IND	2,697	2,242	3,266	809	2,242	4,075	6,317	645	2003	5-40
AMB Territorial Industrial	1	IL	IND	—	954	3,451	29	954	3,480	4,434	159	2006	5-40
Thorndale Distribution	1	IL	IND	5,141	4,130	4,216	821	4,130	5,037	9,167	946	2002	5-40
Touhy Cargo Terminal	1	IL	IND	4,923	2,800	110	4,572	2,800	4,682	7,482	591	2002	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/07				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)(5)	Acquisition	(Years)
	(In thousands, except number of buildings)

West O’Hare CC	2	IL	IND	5,765	8,523	14,848	1,731	8,523	16,579	25,102	2,568	2001	5-40
Windsor Court	1	IL	IND	—	766	2,338	165	766	2,503	3,269	684	1997	5-40
Wood Dale Industrial SG	5	IL	IND	8,620	2,868	9,166	1,653	2,868	10,819	13,687	2,465	2001	5-40
Yohan Industrial	3	IL	IND	4,248	5,904	7,323	1,958	5,904	9,281	15,185	1,810	2003	5-40
Dallas/Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,696	1,311	899	4,007	4,906	1,414	1998	5-40
Dallas Industrial	12	TX	IND	—	5,938	17,836	6,404	5,938	24,240	30,178	8,904	1994	5-40
Greater Dallas Industrial Port	4	TX	IND	—	4,295	14,285	4,295	4,295	18,580	22,875	6,541	1997	5-40
Lincoln Industrial Center	1	TX	IND	—	671		1,416	671	3,468	4,139	936	1994	5-40
Lonestar Portfolio	6	TX	IND	15,414	6,451	19,360	6,036	6,451	25,396	31,847	5,290	1994	5-40
Northfield Dist. Center	7	TX	IND	21,013	9,313	27,388	4,542	9,313	31,930	41,243	4,735	2002	5-40
Richardson Tech Center SGP	2	TX	IND	4,997	1,522	5,887	2,566	1,522	8,453	9,975	1,410	2001	5-40
Valwood Industrial	2	TX	IND	—	1,983	5,989	2,619	1,983	8,608	10,591	3,125	1994	5-40
West North Carrier Parkway	1	TX	IND	—	1,375	4,165	1,274	1,375	5,439	6,814	1,956	1993	5-40
Los Angeles
Activity Distribution Center	4	CA	IND	—	3,736	11,248	3,669	3,736	14,917	18,653	4,475	1994	5-40
Anaheim Industrial Property	1	CA	IND	—	1,457	4,341	1,347	1,457	5,688	7,145	1,587	1994	5-40
Artesia Industrial	23	CA	IND	—	21,764	65,270	19,149	21,764	84,419	106,183	24,711	1996	5-40
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915	2,567	6,904	15,482	22,386	2,838	2001	5-40
Cabrillo Distribution Center	1	CA	IND	11,451	7,563	11,177	98	7,563	11,275	18,838	1,421	2002	5-40
Carson Industrial	12	CA	IND	—	4,231	10,418	7,451	4,231	17,869	22,100	4,484	1999	5-40
Carson Town Center	2	CA	IND	—	6,565	3,210	15,974	6,565	19,184	25,749	4,366	2000	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	1,720	2,711	9,911	12,622	2,021	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	496	2,529	8,147	10,676	1,402	2000	5-40
Eaves Distribution Center	3	CA	IND	14,042	11,893	12,708	4,421	11,893	17,129	29,022	4,030	2001	5-40
Fordyce Distribution Center	1	CA	IND	6,890	5,835	10,985	928	5,835	11,913	17,748	1,744	2001	5-40
Ford Distribution Cntr	7	CA	IND	—	24,557	22,046	6,115	24,557	28,161	52,718	5,913	2001	5-40
Harris Bus Ctr Alliance II	9	CA	IND	30,372	20,772	31,050	5,564	20,863	36,523	57,386	7,990	2000	5-40
Hawthorne LAX Cargo AMBPTNII	1	CA	IND	7,781	2,775	8,377	744	2,775	9,121	11,896	1,704	2000	5-40
LA Co Industrial Port SGP	6	CA	IND	42,698	9,430	29,242	7,628	9,432	36,868	46,300	7,041	2001	5-40
LAX Gateway	1	CA	IND	15,783	—	26,814	629	—	27,443	27,443	4,301	2004	5-40
Los Nietos Business Center SG	4	CA	IND	11,759	2,488	7,751	1,544	2,488	9,295	11,783	2,026	2001	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	1,876	1,613	6,755	8,368	2,222	1993	5-40
NDP — Los Angeles	6	CA	IND	—	5,948	17,844	5,845	5,948	23,689	29,637	6,425	1998	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,491	5,010	3,390	11,509	14,899	2,809	2000	5-40
Northpointe Commerce	2	CA	IND	—	1,773	5,358	943	1,773	6,301	8,074	1,863	1993	5-40
Pioneer-Alburtis	5	CA	IND	7,655	2,422	7,166	1,498	2,422	8,664	11,086	2,003	2001	5-40
Park One at LAX, LLC	0	CA	IND	—	75,000	431	345	75,000	776	75,776	91	2002	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/07				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)(5)	Acquisition	(Years)
	(In thousands, except number of buildings)

Slauson Dist. Ctr. AMBPTNII	8	CA	IND	24,139	7,806	23,552	6,334	7,806	29,886	37,692	6,422	2000	5-40
Spinnaker Logistics	1	CA	IND	18,768	12,198	17,276	1,976	12,198	19,252	31,450	1,176	2004	5-40
AMB Starboard Distribution Ctr	1	CA	IND	—	19,683	17,387	2,021	19,683	19,408	39,091	1,915	2005	5-40
Sunset Dist. Center	3	CA	IND	13,524	13,360	2,765	10,097	13,360	12,862	26,222	1,785	2002	5-40
Systematics	1	CA	IND	—	911	2,773	823	911	3,596	4,507	1,286	1993	5-40
Topanga Distr Center	0	CA	IND	—	2,950	—	1,539	2,950	1,539	4,489	24	2006	5-40
Torrance Commerce Center	6	CA	IND	—	2,045	6,136	2,306	2,045	8,442	10,487	2,626	1998	5-40
AMB Triton Distribution Center	1	CA	IND	9,700	6,856	7,135	1,535	6,856	8,670	15,526	721	2005	5-40
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	16,533	9,393	25,174	34,567	6,224	2000	5-40
Walnut Drive	1	CA	IND	—	964	2,918	939	964	3,857	4,821	1,191	1997	5-40
Watson Industrial Center AFdII	1	CA	IND	4,170	1,713	5,321	1,739	1,713	7,060	8,773	1,618	2001	5-40
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	4,894	3,849	16,499	20,348	4,839	1999	5-40
Miami
Beacon Centre	18	FL	IND	65,798	31,704	96,681	30,204	31,704	126,885	158,589	29,600	2000	5-40
Beacon Centre — Headlands	1	FL	IND	—	2,523	7,669	1,613	2,523	9,282	11,805	2,000	2000	5-40
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	12,048	10,105	43,485	53,590	11,281	1996	5-40
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	2,868	4,945	17,743	22,688	5,030	1996	5-40
Cobia Distribution Center	2	FL	IND	7,800	1,792	5,950	2,340	1,792	8,290	10,082	915	2004	5-40
Dolphin Distribution Center	1	FL	IND	2,779	1,581	3,602	1,660	1,581	5,262	6,843	564	2003	5-40
Gratigny Distribution Center	1	FL	IND	3,707	1,551	2,380	1,306	1,551	3,686	5,237	710	2003	5-40
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	994	1,076	3,163	4,239	544	2003	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	6,189	6,400	25,823	32,223	5,805	1999	5-40
Panther Distribution Center	1	FL	IND	3,804	1,840	3,252	1,581	1,840	4,833	6,673	756	2003	5-40
Sunrise Industrial	3	FL	IND	—	4,573	17,088	3,495	4,573	20,583	25,156	3,805	1998	5-40
Tarpon Distribution Center	1	FL	IND	2,965	884	3,914	544	884	4,458	5,342	615	2004	5-40
No. New Jersey/New York City
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	7,778	5,449	22,236	27,685	5,114	2000	5-40
Dellamor	8	NJ	IND	13,378	12,061	11,577	3,239	12,061	14,816	26,877	2,804	2002	5-40
Docks Corner SG (Phase II)	1	NJ	IND	46,600	13,672	22,516	22,229	13,672	44,745	58,417	8,946	2001	5-40
Fairfalls Portfolio	28	NJ	IND	32,066	20,381	45,038	8,547	20,381	53,585	73,966	7,454	2004	5-40
Fairmeadows Portfolio	20	NJ	IND	35,682	22,932	35,522	8,336	22,931	43,859	66,790	6,395	2003	5-40
Jamesburg Road Corporate Park	3	NJ	IND	20,026	11,700	35,101	6,944	11,700	42,045	53,745	11,872	1998	5-40
JFK Air Cargo	14	NY	IND	—	16,944	45,694	4,872	15,544	51,966	67,510	12,896	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,251	1,670	2,350	8,921	11,271	2,121	2000	5-40
AMB JFK Airgate Center	4	NY	IND	24,107	5,980	26,393	2,076	5,980	28,469	34,449	3,319	2005	5-40
Linden Industrial	1	NJ	IND	—	900	2,753	1,817	900	4,570	5,470	1,302	1999	5-40
Mahwah Corporate Center	4	NJ	IND	—	7,068	22,086	7,854	7,068	29,940	37,008	7,146	1998	5-40
Mooncreek Distribution Center	1	NJ	IND	—	2,958	7,924	304	2,958	8,228	11,186	885	2004	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/07				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)(5)	Acquisition	(Years)
	(In thousands, except number of buildings)

Meadowlands ALFII	3	NJ	IND	11,242	5,210	10,272	3,149	5,210	13,421	18,631	3,197	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	1,171	1,110	4,656	5,766	1,353	2000	5-40
Meadow Lane	1	NJ	IND	—	838	2,594	1,227	838	3,821	4,659	825	1999	5-40
Moonachie Industrial	2	NJ	IND	5,044	2,731	5,228	781	2,731	6,009	8,740	1,267	2001	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	5,797	1,670	8,365	10,035	3,295	1999	5-40
Newark Airport I & II	2	NJ	IND	—	1,755	5,400	977	1,755	6,377	8,132	1,627	2000	5-40
Orchard Hill	1	NJ	IND	1,482	1,212	1,411	642	1,212	2,053	3,265	356	2002	5-40
AMB Pointview Dist. Ctr	1	NJ	IND	11,861	4,693	12,355	545	4,693	12,900	17,593	986	2005	5-40
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	5,410	4,067	17,612	21,679	4,828	1998	5-40
Portview Commerce Center	1	NJ	IND	—	813	1,065	68	813	1,133	1,946	28	2007	5-40
Skyland Crossdock	1	NJ	IND	—	—	7,250	1,260	—	8,510	8,510	1,235	2002	5-40
Teterboro Meadowlands 15	1	NJ	IND	8,976	4,961	9,618	7,197	4,961	16,815	21,776	3,719	2001	5-40
AMB Tri-Port Distribution Ctr	1	NJ	IND	—	25,672	19,852	864	25,672	20,716	46,388	2,270	2004	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	2,527	2,247	9,308	11,555	2,973	1995	5-40
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	—	—	6,367	215	—	6,582	6,582	2,528	2000	5-19
AMB DFW Cargo Center East	3	TX	IND	5,532	—	20,632	1,427	—	22,059	22,059	6,085	2000	5-26
AMB DAY Cargo Center	5	OH	IND	6,115	—	7,163	597	—	7,760	7,760	2,597	2000	5-23
AMB DFW Cargo Center 1	1	TX	IND	—	—	34,199	1,542	—	35,741	35,741	2,679	2005	5-32
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	15,011	—	19,297	19,297	4,299	1999	5-39
AMB IAD Cargo Center 5	1	VA	IND	—	—	38,840	572	—	39,412	39,412	14,400	2002	5-15
AMB JAX Cargo Center	1	FL	IND	—	—	3,029	335	—	3,364	3,364	1,046	2000	5-22
AMB JFK Cargo Center 7577	2	NJ	IND	—	—	30,965	8,510	—	39,475	39,475	16,401	2002	5-13
AMB LAS Cargo Center 15	3	NV	IND	—	—	16,669	2,065	—	18,734	18,734	3,244	2003	5-33
AMB LAX Cargo Center	3	CA	IND	6,112	—	13,445	703	—	14,148	14,148	4,626	2000	5-22
AMB MCI Cargo Center 1	1	MO	IND	—	—	5,793	537	—	6,330	6,330	2,475	2000	5-18
AMB MCI Cargo Center 2	1	MO	IND	8,245	—	8,134	56	—	8,190	8,190	2,137	2000	5-27
AMB PHL Cargo Center C2	1	PA	IND	—	—	9,716	2,254	—	11,970	11,970	4,963	2000	5-27
AMB PDX Cargo Center Airtrans	2	OR	IND	—	—	9,207	2,309	—	11,516	11,516	3,140	1999	5-28
AMB RNO Cargo Center 1011	2	NV	IND	—	—	6,014	522	—	6,536	6,536	1,438	2003	5-23
AMB SEA Cargo Center North	2	WA	IND	3,438	—	15,594	434	—	16,028	16,028	4,407	2000	5-27
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	385	—	3,441	3,441	1,788	2000	5-14
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,479	3,433	3,146	12,912	16,058	4,443	1998	5-40
Albrae Business Center	1	CA	IND	7,178	6,299	6,227	1,574	6,299	7,801	14,100	1,548	2001	5-40
Alvarado Business Center SG	5	CA	IND	39,967	6,328	26,671	10,941	6,328	37,612	43,940	7,798	2001	5-40
Brennan Distribution	1	CA	IND	3,369	3,683	3,022	2,352	3,683	5,374	9,057	1,960	2001	5-40
Central Bay	2	CA	IND	6,425	3,896	7,400	1,931	3,896	9,331	13,227	2,478	2001	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/07				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)(5)	Acquisition	(Years)
	(In thousands, except number of buildings)

Component Drive Ind Port	3	CA	IND	—	12,688	6,974	2,097	12,688	9,071	21,759	2,228	2001	5-40
AMB Cypress	1	CA	IND	—	3,517	2,933	311	3,517	3,244	6,761	24	2007	5-40
Dado Distribution	1	CA	IND	—	7,221	3,739	2,556	7,221	6,295	13,516	1,558	2001	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	2,004	2,644	10,018	12,662	2,431	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	3,339	2,665	11,373	14,038	3,426	1991	5-40
East Bay Whipple	1	CA	IND	6,346	5,333	8,126	1,716	5,333	9,842	15,175	2,099	2001	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	3,517	7,128	14,540	21,668	3,352	2001	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	6,231	4,038	21,344	25,382	5,692	2000	5-40
East Grand Airfreight	2	CA	IND	2,455	5,093	4,190	794	5,093	4,984	10,077	992	2003	5-40
Fairway Drive Ind SGP	4	CA	IND	20,590	4,204	13,949	4,293	4,204	18,242	22,446	3,696	2001	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	5,371	7,875	29,346	37,221	7,666	1999	5-40
Laurelwood Drive	2	CA	IND	—	2,750	8,538	1,618	2,750	10,156	12,906	2,547	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,489	2,870	7,010	9,880	1,717	2001	5-40
Marina Business Park	2	CA	IND	—	3,280	4,316	520	3,280	4,836	8,116	787	2002	5-40
Martin/Scott Ind Port	2	CA	IND	—	9,052	5,309	1,359	9,052	6,668	15,720	1,239	2001	5-40
Milmont Page SGP	3	CA	IND	9,864	3,420	10,600	3,593	3,420	14,193	17,613	2,884	2001	5-40
Moffett Distribution	7	CA	IND	15,497	26,916	11,277	3,308	26,915	14,586	41,501	3,440	2001	5-40
Moffett Park / Bordeaux R&D	14	CA	IND	—	14,805	44,462	18,360	14,804	62,823	77,627	22,771	1996	5-40
Pacific Business Center	2	CA	IND	—	5,417	16,291	5,045	5,417	21,336	26,753	7,026	1993	5-40
Pardee Drive SG	1	CA	IND	3,286	619	1,880	435	619	2,315	2,934	425	2001	5-40
Pier One	1	CA	IND	26,418	—	38,351	14,926	—	53,277	53,277	13,049	2007	5-40
South Bay Brokaw	3	CA	IND	—	4,372	13,154	3,510	4,372	16,664	21,036	5,545	1995	5-40
South Bay Junction	2	CA	IND	—	3,464	10,424	1,484	3,464	11,908	15,372	3,451	1995	5-40
South Bay Lundy	2	CA	IND	—	5,497	16,542	3,784	5,497	20,326	25,823	6,107	1995	5-40
Silicon Valley R&D	4	CA	IND	—	6,700	20,186	7,270	5,411	28,745	34,156	10,549	1997	5-40
Utah Airfreight	1	CA	IND	15,824	18,753	8,381	1,907	18,752	10,289	29,041	2,066	2003	5-40
Wiegman Road	1	CA	IND	—	1,563	4,688	1,808	1,563	6,496	8,059	2,363	1997	5-40
Willow Park Industrial	21	CA	IND	—	25,590	76,771	23,097	25,589	99,869	125,458	30,110	1998	5-40
Williams & Burroughs AMB PrtII	4	CA	IND	7,308	2,262	6,981	3,694	2,262	10,675	12,937	3,358	2001	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,051	1,888	2,350	8,939	11,289	2,393	1997	5-40
Zanker/Charcot Industrial	5	CA	IND	—	5,282	15,887	5,487	5,282	21,374	26,656	6,394	1992	5-40
Seattle
Black River	1	WA	IND	3,114	1,845	3,559	1,551	1,845	5,110	6,955	971	2001	5-40
Earlington Business Park	1	WA	IND	3,859	2,766	3,234	1,162	2,766	4,396	7,162	1,013	2002	5-40
East Valley Warehouse	1	WA	IND	—	6,813	20,511	7,678	6,813	28,189	35,002	8,388	1999	5-40
Harvest Business Park	3	WA	IND	—	2,371	7,153	2,676	2,371	9,829	12,200	3,063	1995	5-40
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	3,851	3,042	13,016	16,058	3,738	1995	5-40
Kingsport Industrial Park	7	WA	IND	—	7,919	23,812	9,453	7,919	33,265	41,184	10,047	1992	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/07				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)(5)	Acquisition	(Years)
	(In thousands, except number of buildings)

NDP — Seattle	4	WA	IND	10,957	3,992	11,773	2,414	3,992	14,187	18,179	2,292	2002	5-40
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	2,842	3,533	13,593	17,126	3,976	1992	5-40
AMB Portside Distribution Cent	1	WA	IND	—	9,964	14,421	5,101	9,964	19,522	29,486	1,854	2005	5-40
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830	763	1,329	2,593	3,922	549	2002	5-40
Renton Northwest Corp. Park	6	WA	IND	22,511	25,959	14,792	2,887	25,959	17,679	43,638	2,690	2002	5-40
SEA Logistics Center 2	3	WA	IND	13,852	11,481	24,496	736	11,481	25,232	36,713	3,094	2003	5-40
AMB Sumner Landing	1	WA	IND	—	6,937	17,577	3,408	6,937	20,985	27,922	2,381	2005	5-40
Trans-Pacific Industrial Park	11	WA	IND	48,600	31,675	42,210	11,369	31,675	53,579	85,254	7,093	2003	5-40
U.S. Other Target Markets
MET PHASE 1 95, LTD	4	TX	IND	—	10,968	14,554	2,307	10,968	16,861	27,829	1,682	1995	5-40
MET 4/12, LTD	1	TX	IND	—	—	18,390	2,723	—	21,113	21,113	9,174	1997	5-40
TechRidge Bldg 4.3B (Phase IV)	1	TX	IND	8,000	4,020	9,185	114	4,020	9,299	13,319	436	2006	5-40
TechRidge Phase II	1	TX	IND	10,324	7,261	13,484	308	7,261	13,792	21,053	2,320	2001	5-40
TechRidge Phase IIIA Bldg. 4.1	1	TX	IND	9,200	3,143	12,087	276	3,143	12,363	15,506	1,878	2004	5-40
Beltway Distribution	1	MD	IND	—	4,800	15,159	6,710	4,800	21,869	26,669	5,568	1999	5-40
B.W.I.P	2	MD	IND	—	2,258	5,149	1,326	2,258	6,475	8,733	1,204	2002	5-40
Columbia Business Center	9	MD	IND	—	3,856	11,736	6,827	3,856	18,563	22,419	5,437	1999	5-40
Corridor Industrial	1	MD	IND	2,217	996	3,019	445	996	3,464	4,460	883	1999	5-40
Crysen Industrial	1	MD	IND	—	1,425	4,275	1,411	1,425	5,686	7,111	1,806	1998	5-40
Dulles Commerce Center	3	MD	IND	—	3,694	12,547	4,632	3,694	17,179	20,873	1,308	2003	5-40
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	3,428	4,083	15,764	19,847	4,072	1999	5-40
AMB Granite Hill Dist. Center	2	MD	IND	—	4,653	6,407	614	4,653	7,021	11,674	417	2006	5-40
Greenwood Industrial	3	MD	IND	—	4,729	14,188	5,221	4,729	19,409	24,138	5,475	1998	5-40
Meadowridge Industrial	3	MD	IND	—	3,716	11,147	1,273	3,716	12,420	16,136	3,154	1998	5-40
Oakland Ridge Ind Ctr I	1	MD	IND	1,735	797	2,466	1,390	797	3,856	4,653	1,320	1999	5-40
Oakland Ridge Ind Ctr II	1	MD	IND	2,226	839	2,557	1,526	839	4,083	4,922	1,600	1999	5-40
Patuxent Range Road	2	MD	IND	—	1,696	5,127	1,414	1,696	6,541	8,237	2,074	1997	5-40
Preston Court	1	MD	IND	—	2,313	7,192	1,126	2,313	8,318	10,631	2,315	1997	5-40
Boston Industrial	17	MA	IND	—	16,329	50,856	23,825	16,328	74,682	91,010	24,336	1998	5-40
Cabot Business Park	12	MA	IND	—	15,398	42,288	11,408	15,397	53,697	69,094	16,693	1997	5-40
Cabot BP Land (KYDJ)	1	MA	IND	—	863	6,918	5,066	863	11,984	12,847	4,107	1998	5-40
Cabot Business Park SGP	3	MA	IND	15,181	6,253	18,747	2,835	6,253	21,582	27,835	3,467	2002	5-40
Patriot Dist. Center	1	MA	IND	11,674	4,164	22,603	1,774	4,164	24,377	28,541	2,353	2003	5-40
Somerville Distribution Center	1	MA	IND	—	5,221	13,208	1,889	5,221	15,097	20,318	1,805	2004	5-40
AMB Blue Water	1	MN	IND	—	1,905	6,312	14	1,905	6,326	8,231	318	2006	5-40
Braemar Business Center	2	MN	IND	—	1,566	4,613	1,788	1,566	6,401	7,967	2,093	1998	5-40
Burnsville Business Center	1	MN	IND	—	932	2,796	1,984	932	4,780	5,712	1,827	1998	5-40
Corporate Square Industrial	6	MN	IND	—	4,024	12,113	4,965	4,024	17,078	21,102	5,984	1996	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/07				Year of
	No of					Building &	Subsequent to		Building &	Total Costs	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	(1)(2)	Depreciation(4)(5)	Acquisition	(Years)
	(In thousands, except number of buildings)

AMB Industrial Park Bus. Ctr	1	MN	IND	3,161	1,648	4,187	130	1,648	4,317	5,965	465	2004	5-40
Minneapolis Distribution Port	3	MN	IND	—	4,052	13,375	5,188	4,052	18,563	22,615	5,433	1994	5-40
Mendota Heights Gateway Common	1	MN	IND	—	1,367	4,565	3,056	1,367	7,621	8,988	3,096	1997	5-40
Minneapolis Industrial Port IV	4	MN	IND	—	4,938	14,854	4,385	4,938	19,239	24,177	6,166	1994	5-40
AMB Northpoint Indust. Center	3	MN	IND	6,147	2,769	8,087	938	2,769	9,025	11,794	1,114	2004	5-40
Penn James Warehouse	2	MN	IND	—	1,991	6,013	3,080	1,991	9,093	11,084	2,752	1996	5-40
Round Lake Business Center	1	MN	IND	—	875	2,625	1,054	875	3,679	4,554	1,242	1998	5-40
AMB Shady Oak Indust. Center	1	MN	IND	1,718	897	1,795	535	897	2,330	3,227	359	2004	5-40
Twin Cities	2	MN	IND	—	4,873	14,638	8,986	4,873	23,624	28,497	8,349	1995	5-40
Chancellor	1	FL	IND	—	1,587	3,759	4,147	1,587	7,906	9,493	1,531	1996	5-40
Chancellor Square	3	FL	IND	13,499	2,009	6,106	6,056	2,009	12,162	14,171	3,985	1998	5-40
Presidents Drive	6	FL	IND	—	5,770	17,655	5,645	5,770	23,300	29,070	6,912	1997	5-40
Sand Lake Service Center	6	FL	IND	—	3,483	10,585	5,906	3,483	16,491	19,974	5,654	1998	5-40
AMB Taft Distribution Center	1	TX	IND	—	1,187	3,381	443	1,187	3,824	5,011	169	2007	5-40
Other U.S. Non-Target Markets
Elmwood Distribution	5	LA	IND	—	4,163	12,488	6,059	4,163	18,547	22,710	3,511	1998	5-40

Total	772			$1,147,787	$1,278,118	$2,915,426	$860,287	$1,276,621	$3,777,210	$5,053,831	$915,759

		2007	2006	2005

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31:
	Total per Schedule III(5)	$5,053,831	$5,389,597	$5,800,788
	Construction in process	1,655,714	1,186,136	997,506

	Total investments in properties	$6,709,545	$6,575,733	$6,798,294

(2)	Aggregate cost for federal income tax purposes of investments in real estate	$6,410,055	$6,297,448	$6,468,360

(3)	Reconciliation of total debt to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$1,147,787	$1,302,921	$1,598,919
	Debt on properties held for divestiture	109,588	22,919	—
	Debt on development properties	209,498	63,170	301,623
	Unamortized premiums	4,214	6,344	11,984

	Total debt	$1,471,087	$1,395,354	$1,912,526

(4)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$915,759	$789,693	$693,324
	Accumulated depreciation on properties under renovation	927	—	4,064

	Total accumulated depreciation	$916,686	$789,693	$697,388

(5)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, is as follows:
	Investments in Properties:
	Balance at beginning of year	$6,575,733	$6,798,294	$6,526,144
	Acquisition of properties	59,166	669,771	505,127
	Improvements, including development properties	599,438	442,922	496,623
	Deconsolidation of AMB Institutional Alliance Fund III, L.P.	—	(743,323)	—
	Asset impairment	(1,157)	(6,312)	—
	Divestiture of properties	(267,063)	(478,545)	(770,869)
	Adjustment for properties held for divestiture	(256,572)	(107,074)	41,269

	Balance at end of year	$6,709,545	$6,575,733	$6,798,294

	Accumulated Depreciation:
	Balance at beginning of year	$789,693	$697,388	$615,646
	Depreciation expense, including discontinued operations	134,961	127,199	168,869
	Properties divested	(3,914)	(37,391)	(95,371)
	Adjustment for properties held for divestiture	(4,054)	2,497	8,244

	Balance at end of year	$916,686	$789,693	$697,388

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCORPORATION (MAY 31, 2007)
TO DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of
AMB Europe Fund I, FCP-FIS

In our opinion, the accompanying consolidated statements of net assets, operations, changes in net assets and cash flows, present fairly, in all material respects, the financial position of AMB Europe Fund I, FCP-FIS and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the period from May 31, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in Luxembourg. These financial statements are the responsibility of the Board of Managers of AMB Fund Management S.à r.1. (the “Management Company”). Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers S.à r.1.	Luxembourg, February 27, 2008
Réviseur d’ entreprises
Represented by

Kees Hage

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF NET ASSETS
As of December 31, 2007

(Euros in thousands)

ASSETS
Total investments in real estate at fair market value, including cumulative unrealised gains of €6,120 (Note 3)	€751,800
Cash and cash equivalents	35,343
Restricted cash	628
Fund formation costs, net (Note 6)	1,614
Deferred financing costs, net (Note 8)	4,740
Deferred tax asset	1,775
Accounts receivable and other assets, net of allowance for doubtful accounts of €174 as of December 31, 2007 (Note 7)	19,558

Total assets	€815,458

LIABILITIES
Liabilities:
Mortgage loans payable (Note 4)	€454,175
Accounts payable and other liabilities, including net payables to affiliate of €25,343 (Note 9)	42,604
Deferred tax liability	21,394
Interest payable	4,436
Security deposits	2,895

Total liabilities	525,504

Commitments and contingencies (Note 16)
Minority interests	2,872

Total net assets	€287,082

UNITHOLDERS’ CAPITAL
AMB European Investments, LLC	€61,354
Other Unitholders	225,728

Total net assets	€287,082

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from Incorporation (May 31, 2007) to December 31, 2007

(Euros in thousands)

RENTAL REVENUES	€26,411
COSTS AND EXPENSES
Property operating costs	2,832
Real estate taxes and insurance	1,652
Amortisation of fund formation costs	200
General and administrative (Note 12)	1,911

Total costs and expenses	6,595

Operating income	19,816
OTHER INCOME AND EXPENSES
Interest and other income	846
Interest, including amortisation (Note 10)	(10,766)

Total other income and expenses	(9,920)

Income before minority interests	9,896
Minority interests’ share of net investment income	(83)

Net investment income	9,813
Unrealised gains and losses:
Addition to provision for deferred tax liabilities	(440)
Unrealised gains on investments in real estate	6,120
Minority interests’ share of unrealised gains on investments in real estate	(99)
Unrealised gain from deferred tax assets	1,775
Minority interests’ share of unrealised gains on deferred tax assets	(12)
Unrealised gains on debt mark-to-market, including swaps (Note 5)	3,000
Minority interests’ share of unrealised gains on debt mark-to-market, including swaps	(30)

Net unrealised gains and losses	10,314
AMB Fund Management, S.à.r.l. management fee (Note 14)	(3,002)
Incentive distribution accrual (Note 14)	(913)

Net increase in net assets available to Unitholders	€16,212

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Period from Incorporation (May 31, 2007) to December 31, 2007

	AMB European	Other
	Investments, LLC	Unitholders	Total	Units Issued
	(Euros in thousands)

Balance at Incorporation (May 31, 2007)	€—	€—	€—	€—
Contributions at Inception (June 12, 2007)	52,500	210,000	262,500	262,500
Adjustment to deferred tax liability (Note 13)	(1,473)	(5,731)	(7,204)	—
Net investment income	1,945	7,868	9,813	—
Incentive distribution accrual (Note 14)	(187)	(726)	(913)	—
Net unrealised gains	2,103	8,211	10,314	—
Contributions	8,422	13,364	21,786	21,175
AMB Fund Management, S.à.r.l. management fee (Note 14)	(616)	(2,386)	(3,002)	—
Distributions to Unitholders	(1,340)	(4,872)	(6,212)	—

Balance at December 31, 2007	€61,354	€225,728	€287,082	283,675

Ownership percentage as of December 31, 2007	21.37%	78.63%	100.00%

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from Incorporation (May 31, 2007) to December 31, 2007

(Euros in thousands)

Net investment income	€9,813
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rents	(604)
Finance cost amortisation	538
Amortisation fund formation costs	200
Minority interests’ share of net investment income	83
Changes in assets and liabilities:
Accounts receivable and other assets	(4,537)
Restricted cash	(391)
Accounts payable and other liabilities	(2,786)
Interest payable	2,972
Security deposits	497

Net cash provided by operating activities	5,785

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(404,527)
Additions to properties	(2,183)

Net cash used in investing activities	(406,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Unitholders	254,458
Borrowings on mortgage loans payable	192,924
Payments on mortgage loans payable	(2,591)
Payment of distributions to Unitholders	(6,187)
Payment of financing costs	(2,336)

Net cash provided by financing activities	436,268

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,343
CASH AND CASH EQUIVALENTS — Beginning of period	—

CASH AND CASH EQUIVALENTS — End of period	€35,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	€6,330
Non-cash transactions
Acquisition of properties	€(743,497)
Assumption of secured debt	266,842
Assumption of other assets and liabilities	49,504
Non cash contribution of properties	22,624

Net cash paid for property acquisitions	€(404,527)

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007

1.	Organisation

AMB Europe Fund I, FCP-FIS (the “Fund”) was formed on May 31, 2007 (“Incorporation”) as a fonds commun de placement organised under the form of a fonds d’ investissement specialisé subject to the law of February 13, 2007 of the Grand Duchy of Luxembourg concerning specialised investment funds. The Fund is an unincorporated co-ownership of securities and other assets, managed in the interest of its co-owners (the “Unitholders”) by AMB Fund Management, S.à r.l. a Luxembourg private limited company (the “Management Company”), pursuant to the Management Regulations of the Fund, as the same may be modified or supplemented (“the Management Regulations”).

Between May 31, 2007 and June 11, 2007 no financial transactions took place within the Fund.

On June 12, 2007 (“Inception”), the Fund completed its first closing and accepted capital contributions from 20 Unitholders to acquire indirect real property interests. Also at Inception, AMB European Investments, LLC (“AMB Europe”) was admitted to the Fund as a Unitholder in exchange for the indirect contribution of 38 industrial buildings. At Inception, total equity committed to the Fund by all Unitholders, including AMB Europe, was €315.1 million. As of December 31, 2007, the Fund had received capital contributions of approximately €284.3 million in exchange for 283,675 Units in the Fund. Profits and distributions of the Fund are allocated to Unitholders as provided in the Management Regulations. AMB Europe owned an approximate 21.4 percent interest in the Fund as of December 31, 2007.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements have been prepared in accordance with Luxembourg legal and regulatory requirements (“Lux GAAP”). The accompanying consolidated financial statements include the financial position and results of operations of the Fund and the joint ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s joint ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated. All monetary figures are expressed in Euro.

Use of Estimates.  The preparation of financial statements in conformity with Lux GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Valuation of Real Estate Investments.  Real estate investments not publicly traded are carried at their estimated fair value in accordance with Luxembourg legal and regulatory requirements for investment funds.

The fair value of real estate investments held by the Fund are determined in accordance with the Fund’s appraisal policy as approved by the Management Company and the three member Independent Council for the Fund (the “Appraisal Policy”). Under the Appraisal Policy, approximately one fourth of the Fund’s properties are valued by the Fund’s independent appraiser (the “Independent Appraiser”) each quarter, such that all properties are valued at least annually. With respect to all properties acquired by the Fund, the Management Company will determine the quarter during which each such property will first be appraised, provided that it is appraised within the first five calendar quarters beginning after the acquisition of such property by the Fund.

Appraisals are conducted by the Independent Appraiser in accordance with valuation principles set forth in the Appraisal and Valuation Manual as published by the Royal Institute of Chartered Surveyors or such other standards as may be proposed by the Management Company and approved by the Independent Council.

Recently acquired investments are accounted for and carried at cost, including costs of acquisition plus capital expenditures subsequent to acquisition, as this is the best estimate of fair value.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

Once a property has been appraised, the value of the property is the net value of the property shown in the appraisal, adjusted (if appropriate) to take into account unamortized closing costs and transfer tax savings, if any, resulting from the structure of the acquisition of the property, plus capital expenditures subsequent to the appraisal not otherwise taken into account in the appraisal. Closing costs are costs incurred in connection with the acquisition of a property indirectly through a share transaction or directly through an asset deal. Transfer tax savings result in certain cases depending on the structure of the acquisition transaction, and are assumed to generally be split between a buyer and a seller of real estate, of the estimated transfer taxes on a fifty-fifty basis. The property values are reviewed and approved by the Management Company and the Independent Council.

Ultimate realisation of the fair values is dependent to a great extent on economic and other conditions that are beyond management’s control (such as general economic conditions, conditions affecting tenants and other events occurring in the markets in which individual properties are located). Further, values may or may not represent the prices at which the real estate investments would be sold since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller.

Unrealised gains and losses are determined by comparing the fair value of the real estate investments to the total acquisition cost plus capital expenditures of such assets and are shown net of deferred tax liabilities. Unrealised gains and losses relating to changes in fair value of the Fund’s real estate investments are reflected in the consolidated statement of operations as a component of unrealised gains and losses on investments in real estate.

Real Estate Transactions.  Purchases of real estate investments are recorded at purchase price when title to the real estate has been transferred to the Fund. Deal costs in relation to pre-acquisition such as legal and other professional fees, appraisals and other direct expenses incurred for prospective acquisitions of properties are capitalised and included within the cost of the corresponding investment upon acquisition. In the event that the deal is abandoned, the costs are then charged to the consolidated statement of operations.

Capital Expenditures.  Expenditures which extend the economic life of the asset, or which represent additional capital improvements providing benefit in future periods (including tenant improvements) are capitalised together with the cost of investments purchased.

Cash and Cash Equivalents.  All cash on hand, demand deposits with financial institutions and short term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

Restricted Cash.  Restricted cash includes cash held in escrow by notaries or in connection with reserves from loan proceeds for certain capital improvements and real estate tax payments.

Fund Formation Costs.  The formation costs of the Fund are capitalised and amortised on a straight-line basis over a five-year period starting at Inception.

Deferred Financing Costs.  Costs resulting from debt issues are capitalised and amortised on a straight-line basis over the period of the corresponding debt.

Deferred Tax Asset.  Deferred tax assets are included in the consolidated statement of net assets when it is probable that future taxable income will be recognised in the foreseeable future.

Taxation in Luxembourg.  The Fund is liable for a subscription tax of 0.01 percent per annum computed, and proportionately paid on its net assets value at the end of each quarter.

Luxembourg subsidiaries of the Fund are fully subject to Luxembourg taxes on income and net worth, however exemptions are available. Dividend payments to the Fund from the Luxembourg subsidiaries, if any, are subject to a withholding tax of 15.0 percent. The tax implications have been discussed and agreed with the Luxembourg Tax Authorities and confirmed in an Advance Tax Agreement.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

Taxation abroad.  Provisions for taxation are made for income earned by the Fund’s subsidiaries abroad on the basis of laws and regulations relating to taxation in the countries where the relevant net income is earned.

Deferred Tax Liability.  The deferred tax liability as of December 31, 2007 is related to built-in unrealised gain on the properties. The unrealised taxable gains are valued at the statutory tax rate for capital gains in the jurisdiction in which the property is located and reduced by 50.0 percent to represent a customary buyer and seller split of proceeds on potential future dispositions.

Debt.  Debt consists of external secured debt stated at face value, adjusted for unrealised gains or losses reflecting the change in the fair market value of the debt.

Minority Interests.  Minority interests represent interests held by affiliates of AMB and third-party investors in various entities of the Fund. The Fund consolidates these investments because the Fund owns a majority interest and exercises significant control through the ability to control major operating decisions.

Unitholders’ Capital.  Profits and losses of the Fund are allocated to each of the Unitholders in accordance with the Management Regulations. Distributions to Unitholders are typically made quarterly. Distributions, other than incentive distributions (Note 14), are paid or accrued to each of the Unitholders in accordance with their respective units owned at the time distributions are declared.

Derivative Financial Instruments.  The Fund may acquire derivative instruments to reduce its exposure to interest rate fluctuations on certain variable rate loans. These financial instruments are recorded at fair value with any unrealised and realised gains or losses included in the consolidated statement of operations.

Rental Revenue and Income Recognition.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income as well as rent incentives are recognised on a straight-line basis over the terms of the leases until the first break right, if any, in the lease. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognised as revenue in the period that the applicable expenses are incurred. Interest income is recorded on an accrual basis. Interest received is stated net of withholding taxes. In addition, the Fund includes bad debt expense in property operating costs.

Foreign currency translation.  Transactions on foreign currencies have been translated into Euros at the rates of exchange prevailing at the dates of those transactions.

3.	Investments in Real Estate

As of December 31, 2007, the Fund owned 55 industrial buildings aggregating 762,918 rentable square meters (unaudited) (the “Properties”). The Properties are located in the following markets: Amsterdam, Brussels, Frankfurt, Hamburg, Lyon, Paris and Rotterdam.

During the period from Incorporation to December 31, 2007, the Fund acquired 17 industrial buildings totaling 324,380 square meters (unaudited). The total aggregate investment was approximately €293.9 million, which includes approximately €2.2 million in closing costs and acquisition fees related to these acquisitions.

For the period from Incorporation to December 31, 2007, nine properties were valued or revalued, resulting in an increase in the fair market value of approximately €6.1 million. In accordance with the Appraisal Policy the Management Company did not consider any off-cycle appraisals necessary for the part of the portfolio that was not appraised during the period from Incorporation to December 31, 2007.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

The following table summarizes the changes in the investments in real estate for the period from Incorporation to December 31, 2007.

(Euros in thousands)

Acquisition cost of real estate at Inception	€449,636
Acquisition after Inception, including acquisition fees	293,861
Capital expenditures	2,183
Unrealised gains on investments in real estate	6,120

Fair value as of December 31, 2007	€751,800

AMB Property L.P. (“AMB L.P.”) obtains various types of liability and property insurance for the benefit of the Fund. The insurance coverage includes Commercial General Liability Insurance, Umbrella Liability and Excess Liability Insurance and Broad Form All Risk Property Damage and Business Interruption Insurance, which include earthquake, flood, terrorism, and boiler and machinery. The Property Damage and Business Interruption Insurance provides for a $150,000,000 each occurrence limit of liability subject to industry standard per occurrence and aggregate policy sub-limits, deductibles, definitions, exclusions and limitations. Property damage is valued on a replacement cost basis. Using this method for valuing loss, damages for a claim equal amount needed to replace the property using new materials without a reduction for depreciation.

AMB L.P. regularly evaluates the types and amounts of coverage that it carries, and to assess whether in AMB L.P.’s good faith discretion, the coverage and limits carried are appropriate for the Fund.

4.	Debt

As of December 31, 2007, the Fund had a €428.0 million credit facility with ING Bank N.V. (“Facility 1”), which provides that certain of the Fund’s affiliates may borrow either acquisition loans, up to a €100.0 million sub-limit (the “Acquisition Loan Facility”), or secured term loans, in connection with properties located in France, Germany, the Netherlands, Belgium, the United Kingdom, Italy, or Spain. Loan draws under Facility 1 bear interest at a rate of 65 basis points over EURIBOR and may occur until its maturity on April 30, 2014. Drawings under the Acquisition Loan Facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. The Fund guarantees the Acquisition Loan Facility and is a carve-out indemnitor with respect to the secured term loans. As of December 31, 2007, the Fund had €295.9 million in outstanding term loans under Facility 1, including €24.7 million outstanding under the Acquisition Loan Facility. Facility 1 contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The Management Company of the Fund believes that it was in compliance with these financial covenants as of December 31, 2007.

On August 9, 2007, the Fund executed with Aareal Bank A.G. a €275.0 million facility (“Facility 2”), which provides that certain of the Fund’s affiliates may borrow secured term loans in connection with properties located in France, Germany, the Netherlands, Belgium, the United Kingdom, Italy or Spain. Drawings under Facility 2 may occur until its maturity on November 28, 2014, and those made in the first year are expected to bear interest at a rate of 75 basis points over EURIBOR. The Fund is a carve-out indemnitor in respect to the secured term loans. As of December 31, 2007, the Fund had €133.0 million in outstanding term loans under Facility 2. Facility 2 contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios.

In addition to both facilities, the Fund had two mortgage loans outstanding, as of December 31, 2007 totaling €28.3 million, which mature between 2008 and 2017. These loans are held with IKB Bank A.G. and Credit Fonciere de France for €13.9 million and €14.4 million, respectively. These mortgage loans, together with the loans outstanding under both facilities, bear interest at a weighted average rate of 5.1 percent.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

As of December 31, 2007, the Fund’s total outstanding mortgage loans payable were approximately €457.2 million, which includes €317.3 million and €139.9 million fixed and floating interest rate mortgage debt, respectively, and excludes €3.0 million of mark-to-market adjustments. The fixed interest rate debt includes €302.9 million of debt for which the variable interest rate was swapped to a fixed rate (Note 5).

The scheduled principal payments of the Fund’s mortgage loans payable as of December 31, 2007 were as follows:

(Euros in thousands)

2008	€32,105
2009	7,554
2010	7,674
2011	7,778
2012	11,544
Thereafter	390,520

Subtotal	457,175
Market-to-market adjustment — interest rate swaps	(3,107)
Market-to-market adjustment — mortgage loan	107

Total mortgage loans payable	€454,175

5.	Derivative Financial Instruments

As of December 31, 2007, the Fund’s derivative financial instruments included two interest rate swaps with ING Bank N.V. and IKB Bank A.G., that hedged the cash flows of the Fund’s variable rate borrowings based on EURIBOR plus a margin. The Fund also entered into an interest rate swap with Aareal Bank A.G. , which will have an effective commencement date of January 31, 2008. Adjustments to the fair value of these instruments for the period from Incorporation to December 31, 2007 resulted in a net unrealised gain of approximately €3.0 million.

6.	Fund Formation Costs, Net

(Euros in thousands)

Balance at Inception	€1,640
Additions during the period	174
Amortisation charge	(200)

Balance as of December 31, 2007	€1,614

7.	Accounts Receivable and Other Assets

(Euros in thousands)

Trade debtors	€11,018
Prepayments and accrued income	4,732
Value added taxes	3,808

Balance as of December 31, 2007	€19,558

Trade debtors also contain pre-invoiced rent for the upcoming rental periods (Note 9).

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

8.	Deferred Financing Costs, Net

(Euros in thousands)

Balance at Inception	€2,942
Additions during the period	2,336
Amortisation charge for the period	(538)

Balance as of December 31, 2007	€4,740

9.	Accounts Payable

(Euros in thousands)

Trade creditors	€2,339
Deferred rent receivable	8,915
Payables to affiliates	25,343
Accruals	5,779
Other creditors	228

Balance as of December 31, 2007	€42,604

As of December 31, 2007, the Fund owed affiliates €25.3 million for shareholder loans, accrued management fees, and other miscellaneous items, which is included in accounts payable and other liabilities in the accompanying consolidated statement of net assets. The shareholder loans bear interest at a rate of 8.0 percent per annum and are due after a term of five years.

10.	Interest on Debt and Other Financing Costs

For the Period from
Incorporation to
December 31, 2007
(Euros in thousands)

Bank interest and similar charges	€10,228
Amortisation of deferred finance costs	538

Interest, including amortisation	€10,766

11.	Taxation

During the third quarter of 2007 new German tax legislation was passed that reduced the corporate income tax rate from 26.38 percent to 15.83 percent, effective as of January 1, 2008. Accordingly, the unrealised gain was measured using this new rate at which the deferred tax liability will reverse in the future.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

12.	GENERAL AND ADMINISTRATIVE EXPENSES

For the Period from
Incorporation to
December 31, 2007
(Euros in thousands)

Legal fees	€449
Finance and accounting	150
Audit fees	458
Tax advisory	177
Appraisals	39
Other fees	575
Taxation	63

€1,911

13.	Fund Net Asset Value

The net asset value (“NAV”) of the Fund is determined based on the values of the properties (determined in accordance with the Appraisal Policy), and takes into account, among other things, the value of the Fund’s cash and short-term investments, an intangible asset valued based on the formation costs of the Fund, the carrying value of all other assets of the Fund, and the liabilities of the Fund, including an adjustment to reflect the cost or value on any above- or below- market indebtedness of the Fund, a ratable portion of the present value of the projected incentive distribution, and a provision for deferred tax liabilities relating to the acquisition of properties as determined in accordance with the Appraisal Policy. The Fund’s NAV is determined by the Investment Advisor (as defined in Note 14) and is reviewed and approved by the Management Company and the Independent Council.

The following table is a reconciliation of the Fund’s Lux GAAP NAV to the Fund NAV as of December 31, 2007:

	(Euros in thousands)	(Euros per Unit)

Lux GAAP NAV as of December 31, 2007	€287,082	1,012.01
Write-off of straight-line rent receivable	(653)
Deferred tax liability: difference between nominal and present value included in net investment income	168
Deferred tax liability: difference between nominal and present
value relating to in-kind property contributions	7,204

Fund NAV as of December 31, 2007	€293,801

Units outstanding as of December 31, 2007	283,675	1,035.70

14.	Transactions with Affiliates

Pursuant to the Management Regulations, the Management Company is entitled to receive an annual management fee (the “Management Fee”), payable quarterly in arrears, in an amount equal to 0.75 percent per annum of the gross value of the Fund’s assets (determined in accordance with the Management Regulations) as of the end of each calendar quarter. The Fund incurred Management Fees of approximately €3.0 million for the period from Incorporation to December 31, 2007.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

Also under the Management Regulations, the Management Company is entitled to receive an acquisition fee (the “Acquisition Fee”) in an amount equal to 0.9 percent of the acquisition cost of properties acquired by the Fund for identifying, analyzing, recommending and closing the purchase of properties acquired directly or indirectly by the Fund from a third party. Acquisition Fees are capitalised and included in investments in real estate in the accompanying consolidated statement of net assets. During the period from Incorporation to December 31, 2007, the Fund capitalised approximately €1.3 million in acquisition fees.

Pursuant to the Investment Advisory Agreement (the “Advisory Agreement”), the Management Company has retained AMB Property Europe B.V. (the “Investment Advisor”) to provide operations and asset management services and acquisition advisory services to the Fund and its subsidiaries and fund advisory services to the Management Company. To the extent services are provided directly to the subsidiaries of the Fund, the Investment Advisor or its affiliated delegates providing such services may charge fees, without duplication, directly to the subsidiaries to which the services are provided.

At certain properties, affiliates of AMB L.P. are responsible for the property management or the accounting or both. On a quarterly basis, AMB L.P. earns property management fees between 0.1 percent and 2.8 percent of the respective property’s base rent. For the period from Incorporation to December 31, 2007, AMB L.P. earned property management fees of approximately €0.3 million.

At certain properties, AMB L.P. earns a leasing commission when it has acted as the listing broker or the procuring broker or both. During the period from Incorporation to December 31, 2007, AMB L.P. earned no leasing commissions.

Commencing June 30, 2010 and every three years thereafter, AMB Europe is entitled to receive an incentive distribution of 20.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 25.0 percent over a 12.0 percent nominal IRR. As of December 31, 2007, no incentive distribution has been paid to AMB Europe. The Fund accrued approximately €0.9 million in incentive distributions to AMB Europe for the period from Incorporation to December 31, 2007.

AMB L.P. has a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”), which provides insurance coverage for a portion of losses under our third-party policies. AMB L.P. capitalised Arcata in accordance with the applicable regulatory requirements. Annually, AMB L.P. engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Consistent with third party policies, premiums may be reimbursed by customers subject to specific lease terms.

The Properties are allocated a portion of the insurance expense incurred by AMB L.P. based on AMB L.P.’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties was approximately €0.3 million for the period from Incorporation to December 31, 2007.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

15.	SUBSIDIARIES

The following subsidiaries of the Fund were fully consolidated as of December 31, 2007 (some entity names have been or are in the process of being changed):

	Registered Office,	Effective	Name of Entity	Registered Office,	Effective
Name of Entity	Country	Ownership	(continued)	Country	Ownership

AMB Altenwerder DC 1 Holding B.V.	Amsterdam, Netherlands	100%	AMB Koolhovenlaan 1 B.V.	Amsterdam, Netherlands	100%

AMB Altenwerder DC 1 BV & Co KG	Frankfurt am Main, Germany	94%	AMB Koolhovenlaan 2 B.V.	Amsterdam, Netherlands	100%

AMB Arena DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 1 S.a r.l.	Luxembourg	100%

AMB Arena DC 2 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 2 S.a r.l.	Luxembourg	100%

AMB Bremerhaven DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Seringa SAS	Levallois Perret, France	100%

AMB BRU Air Cargo Center, B.V.B.A.	Brussels, Belgium	100%	AMB Le Grand Roissy Santal SAS	Levallois Perret, France	100%

AMB Capronilaan B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Signac SAS	Levallois Perret, France	100%

AMB CDG Cargo Center SAS	Levallois Perret, France	100%	AMB Le Grand Roissy Saturne SAS	Levallois Perret, France	100%

AMB CDG CC Holding SAS	Levallois Perret, France	100%	AMB Le Grand Roissy Sisley SAS	Levallois Perret, France	100%

AMB Cessnalaan DC1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Mesnil SAS	Levallois Perret, France	100%

AMB Douglassingel B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Soliflore SAS	Levallois Perret, France	100%

AMB Dutch Holding B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Scandy SAS	Levallois Perret, France	100%

AMB Eemhaven DC B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sonate SAS	Levallois Perret, France	100%

AMB Eemhaven DC 3 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Scipion SAS	Levallois Perret, France	100%

AMB European Holding S.a r.l	Luxembourg	100%	AMB Le Grand Roissy Sorbiers SAS	Levallois Perret, France	100%

AMB Fokker Logistics Center 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Segur SAS	Levallois Perret, France	100%

AMB Fokker Logistics Center 2 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Storland SAS	Levallois Perret, France	100%

AMB Fokker Logistics Center 3B B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sepia SAS	Levallois Perret, France	100%

AMB Fokker Logistics Center 4A B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Symphonie SAS	Levallois Perret, France	100%

AMB France Holding SAS	Levallois Perret, France	100%	AMB Lille Holding 1 SAS	Levallois Perret, France	100%

AMB France Participations SAS	Levallois Perret, France	100%	SCI AMB Lille DC 1	Levallois Perret, France	100%

SCI AMB Isle d’Abeau DC 2A	Levallois Perret, France	100%	SCI AMB Paris Nord 2 DC 1	Levallois Perret, France	100%

AMB Isle d’Abeau DC 2 Holding SAS	Levallois Perret, France	100%	SCI AMB Paris Nord 2 DC 2	Levallois Perret, France	100%

AMB Gebäude 556 S.a r.l.	Luxembourg	94%	SCI AMB Paris Nord 2 DC 3	Levallois Perret, France	100%

Gebäude 556 Cargo City Süd B.V. & Co. KG	Frankfurt am Main, Germany	94%	AMB Paris Nord 2 DC Holding 3 SAS	Levallois Perret, France	100%

SCI AMB Gonesse DC	Levallois Perret, France	100%	AMB Eemhaven DC 2 BV	Amsterdam, Netherlands	100%

AMB Gonesse DC Holding SAS	Levallois Perret, France	100%	AMB Orléans Holding 1 SAS	Levallois Perret, France	100%

AMB Gonesse DC Holding 2 SAS	Levallois Perret, France	100%	SCI AMB Orléans DC 1	Levallois Perret, France	100%

SCI AMB Gonesse DC 2	Levallois Perret, France	100%	AMB Schiphol DC B.V.	Amsterdam, Netherlands	100%

AMB Gonesse DC Holding 3 SAS	Levallois Perret, France	100%	AMB Steinwerder DC 1-4 B.V.	Amsterdam, Netherlands	99.6%

AMB Gonesse DC Holding 4 SAS	Levallois Perret, France	100%	AMB Tilburg DC 1 B.V.	Amsterdam, Netherlands	100%

SCI AMB Gonesse DC 3	Levallois Perret, France	100%	AMB Waltershof DC 2 Holding B.V.	Amsterdam, Netherlands	100%

SCI AMB Gonesse DC 4	Levallois Perret, France	100%	AMB Waltershof DC 3 Holding B.V.	Amsterdam, Netherlands	100%

AMB Fund Luxembourg 1 S.a r.l.	Luxembourg	100%	AMB Waltershof DC 3 B.V. & Co. KG	Frankfurt am Main, Germany	94%

AMB Fund Luxembourg 2 S.a r.l.	Luxembourg	100%	AMB Waltershof DC 2 B.V. & Co. KG	Frankfurt am Main, Germany	94%

AMB Fund Luxembourg 3 S.a r.l.	Luxembourg	100%	AMB Waltershof DC 1 B.V.	Amsterdam, Netherlands	99.7%

AMB Hamburg Holding BV & Co. KG	Frankfurt am Main, Germany	94%	AMB Waltershof DC 4-7 B.V.	Amsterdam, Netherlands	100%

AMB Hordijk DC B.V.	Amsterdam, Netherlands	100%

16.	Commitments and Contingencies

Litigation.  In the normal course of business, from time to time, the Fund may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of the Fund.

Environmental Matters.  The Fund follows AMB L.P.’s policy of monitoring its properties for the presence of hazardous or toxic substances. The Fund is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on The Fund’s business, assets or results of operations. However, there can

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Fund’s results of operations and cash flows.

General Uninsured Losses.  The Fund carries property and rental loss, liability, flood, environmental and terrorism insurance. The Fund believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Fund has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that the Fund believes are commercially reasonable, it is not certain that the Fund will be able to collect under such policies. Should an uninsured loss occur, the Fund could lose its investment in, and anticipated profits and cash flows from, a property. AMB Europe has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB Europe, including properties owned by the Fund.

17.	Differences from United States Accounting Principles

Luxembourg GAAP varies in certain significant respects from the accounting principles generally accepted in the United States (“US GAAP”). The approximate effect of these principal differences on the Fund’s Audited Consolidated Statement of Net Assets and Audited Consolidated Statement of Operations are quantified below and described in the accompanying notes.

A. The differences between US GAAP and Luxembourg GAAP are summarised as follows:

Under US GAAP:

•	Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. At acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs for all acquisitions is recorded. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.

•	Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are owned by federal, state or local port authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. Depreciation of tenant improvements is recorded of the remaining lease term. Amortisation of above and below-market leases is recorded in rental revenues over the average remaining lease term. In-place leases are amortised over the average remaining lease term.

•	Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Fund’s formation and subsequent property acquisitions. The debt premiums are being amortised as an offset to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. Costs incurred related to start-up activities, including organizational costs, are expensed as incurred. Costs incurred relating to raising capital are recorded as an offset to Unitholderss Capital. Financial instruments are recorded in accordance with

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities. This standard provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss.

•	Valuation allowances for deferred tax assets can be recorded as an offset to deferred tax assets. The Fund is not subject to tax and therefore does not record deferred tax liability related to the ultimate sale of assets.

Under Luxembourg GAAP:

•	All real estate investments, including debt investments and derivatives, are revalued to fair market value and the premium generated from the acquisition of entities at a price below fair market value of acquired assets and liabilities is recognised as an unrealised gain.

•	Organizational costs and other fund formation costs are capitalized and amortised on a straight-line basis over a 5 year period.

•	Deferred tax liabilities are recorded on unrealized taxable gains at the statutory tax rate for capital gains in the property’s jurisdiction and reduced by 50% to represent a customary buyer and seller split of proceeds on potential future dispositions.

•	Additional differences under Luxembourg GAAP are discussed in Note 2.

B. Conversion of financial statements to US GAAP

(I)	INCREMENTAL IMPACT ON NET INCREASE IN NET ASSETS AVAILABLE TO UNITHOLDERS

Net increase in net assets available to Unitholders, as reported under Luxembourg GAAP	€16,212
Fair market value adjustments	(8,551)
Fund formation and organization cost adjustments	(93)
Depreciation expense	(10,692)
Amortisation of above/below market leases	41
Minority interest share of depreciation expense	84
Valuation allowance for deferred tax asset, net of minority interest share	(1,763)
Reclassification of financial instruments to other comprehensive income	3,041
Derivative instrument expense	(66)

Net decrease in net assets available to Unitholders under US GAAP	€(1,787)

(II)	CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

US GAAP requires that a Statement of Comprehensive Income be presented reporting the non-shareholder related transactions that have affected shareholders’ equity during the period.

Net decrease in net assets available to Unitholders under US GAAP	€(1,787)
Other comprehensive gain (loss) items, before tax:
Financial instrument adjustments	(3,041)

Comprehensive net decrease in net assets available to Unitholders under US GAAP	€(4,828)

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2007

(III)	CONSOLIDATED STATEMENT OF NET ASSETS

The incorporation of the differences in accounting principles results in the following Consolidated Statement of Net Assets presented under US GAAP as at December 31, 2007.

ASSETS
Total investments in real estate	€731,147
Cash and cash equivalents	35,343
Restricted cash	628
Deferred financing costs, net	4,740
Accounts receivable and other assets	22,665

Total net assets	€794,523

LIABILITIES
Liabilities:
Mortgage loans payable	€457,175
Accounts payable and other liabilities	54,801
Interest payable	4,436
Security deposits	2,895

Total liabilities	519,307

Commitments and contingencies (Note 17)
Minority interests	€2,647

Total net assets	€272,569

(IV)	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

The following is a reconciliation of Unitholders’ Capital incorporating the differences between Luxembourg and US GAAP.

Unitholders’ capital under Luxembourg GAAP	€287,082
Real estate adjustments	8,048
Fund formation costs	(1,521)
Cumulative adjustments to net decrease in net assets available to Unitholders	(17,999)
Cumulative adjustments to other comprehensive income	(3,041)

Unitholders’ capital under US GAAP	€272,569

18.	Subsequent Events

On January 4, 2008, the Fund completed an equity closing totaling €65.5 million from third party Unitholders as well as from AMB Europe, which resulted in third party Unitholders and AMB Europe ownership interests of 79.4 percent and 20.6 percent, respectively.

On February 15, 2008, the Fund acquired one industrial building totaling 10,285 square meters (unaudited), for a total purchase price of approximately €17.7 million. In conjunction with this acquisition, AMB Europe received approximately €0.6 million in Units.

AMB JAPAN FUND I, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(Report not required)

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEET
As of December 31, 2007

Report not required
2007
(Yen in thousands)

ASSETS
Investments in real estate:
Land	¥37,852,211
Buildings and improvements	65,687,302

Total investments in real estate	103,539,513
Accumulated depreciation and amortization	(2,428,766)

Net investments in real estate	101,110,747
Cash and cash equivalents	6,601,633
Restricted cash	5,846,278
Deferred financing costs, net	458,783
Accounts receivable and other assets	1,569,316

Total assets	¥115,586,757

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loan payable	¥2,699,496
Bonds payable	44,530,632
Secured loans payable	27,270,300
Net payables to affiliates	134,213
Accounts payable and other liabilities	2,636,704
Distributions payable	1,201,619
Security deposits	2,295,551

Total liabilities	80,768,515

Commitments and contingencies (Note 9)
Minority interests	8,632,377
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	277,301
Limited partners’ capital	25,908,564

Total partners’ capital	26,185,865

Total liabilities and partners’ capital	¥115,586,757

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

Report not required
2007
(Yen in thousands)

RENTAL REVENUES	¥6,267,362
COSTS AND EXPENSES
Property operating costs	672,940
Real estate taxes and insurance	687,371
Depreciation and amortization	1,671,013
General and administrative	474,951

Total costs and expenses	3,506,275

Operating income	2,761,087
OTHER INCOME AND EXPENSES
Interest and other income	8,404
Interest, including amortization	(1,625,140)

Total other income and expenses	(1,616,736)

Income before minority interests and taxes	1,144,351
Income and withholding taxes	(32,026)
Minority interests’ share of income	(264,473)

Net income	847,852
Priority distributions to AMB Japan Investments, LLC	(460,238)

Net income available to partners	¥387,614

The accompanying notes are an integral part onf the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Year Ended December 31, 2007

	Report not required
	AMB Japan Investments,
	LLC (General Partner)	Limited Partners	Total
	(Yen in thousands)

Balance at December 31, 2006	¥168,487	¥16,680,272	¥16,848,759
Contributions	109,000	9,246,600	9,355,600
Net income	464,113	383,739	847,852
Other comprehensive loss (Note 2)	(4,061)	(402,047)	(406,108)
Priority distributions (Note 8)	(460,238)	—	(460,238)

Balance at December 31, 2007	¥277,301	¥25,908,564	¥26,185,865

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2007

Report not required
2007
(Yen in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	¥847,852
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	1,671,013
Straight-line rents and amortization of lease intangibles	(166,182)
Debt premiums and finance cost amortization, net	153,366
Minority interests’ share of income	264,473
Changes in assets and liabilities:
Accounts receivable and other assets	(1,033,154)
Restricted cash	(860,185)
Accounts payable and other liabilities	1,347,187
Security deposits	141,597

Net cash provided by operating activities	2,365,967

CASH FLOWS FROM INVESTING ACTIVITIES
Debt financed distributions to AMB Japan for property acquisitions	(3,300,000)
Cash paid for property acquisitions	(20,682,711)
Restricted cash acquired	(286,555)
Release of restricted cash	2,600,000
Restricted cash used as collateral	(2,200,000)
Additions to properties	(542,760)

Net cash used in investing activities	(24,412,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from general partner	93,400
Contributions from limited partners	9,246,600
Contributions from minority interest partners	2,033,133
Payment of priority distributions to AMB Japan Investments, LLC	(280,000)
Borrowings on secured loans payable	20,785,300
Payments of financing costs	(53,441)
Payments on bonds payable	(212,426)
Payments on secured loans payable	(5,900,000)
Distributions to minority interest partners	(95,328)

Net cash provided by financing activities	25,617,238

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,571,179
CASH AND CASH EQUIVALENTS — Beginning of year	3,030,454

CASH AND CASH EQUIVALENTS — End of year	¥6,601,633

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Report not required)

1.	Organization

On May 19, 2005, AMB Japan Investments, LLC (“AMB Japan”) and AMB Property II, L.P. as limited partner, formed AMB Japan Fund I, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership. On June 30, 2005 (“Inception”), 13 institutional investors were admitted as limited partners to the Fund and AMB Property II, L.P. withdrew as a limited partner.

The limited partners have collectively committed ¥ 49.5 billion in equity to the Fund and AMB Japan, as general partner, has committed ¥ 0.5 billion in equity to the Fund. In addition, AMB Property Singapore Pte. Ltd. (“AMB Singapore”) has committed ¥ 11.9 billion in equity to co-invest with the Fund in properties. As of December 31, 2007, the Fund had completed five capital calls totaling ¥ 26.8 billion and ¥ 0.3 billion from the limited partners and general partner, respectively, of which non-cash contributions from the general partner totaled ¥ 0.2 billion.

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

As of December 31, 2007, the Fund indirectly owned 80.81 percent of 24 operating buildings (the “Properties”) aggregating approximately 5.4 million square feet. The Properties are located in the Fukuoka market and in the following submarkets of Tokyo: Chiba, Funabashi, Kashiwa, Kawasaki, Narita, Narashino, Ohta, and Saitama, and the Amagasaki submarket of Osaka.

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

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

the Fund’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included in the consolidated statements of operations. The management of the Fund believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2007.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the investments in real estate. The estimated lives are as follows:

Depreciation and Amortization Expense	Estimated Lives

Building costs	5 to 40 years
Building and improvements
Roof/HVAC/parking lots	5 to 40 years
Plumbing/signage	7 to 25 years
Painting and other	5 to 40 years
Tenant improvements	Over initial lease term
Lease commissions	Over initial lease term

The initial cost of buildings and improvements includes the purchase price of the property or interest in the property including legal fees and acquisition costs.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

The Fund records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2007, the Fund has recorded intangible assets and liabilities in the amounts of ¥ 553.4 million, ¥ 1.2 billion, and ¥ 137.1 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to agreements with Chuo Mitsui Trust & Banking Co., Ltd., JP Morgan Trust Bank, Ltd. (“JP Morgan”), Sumitomo Mitsui Banking Corporation and Shinsei Bank, Limited, as well as cash held in escrow under the terms of the loan agreement with JP Morgan. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, security deposits, consumption tax and maintenance reserves. Restricted cash also includes cash held directly by the Fund as collateral for a ¥ 2.2 billion of secured loan payable in connection with the Fund’s acquisition of AMB Funabashi Distribution Center 6. Upon repayment of the secured loan payable, the cash will be released. During the year ended December 31, 2007, ¥ 2.6 billion of restricted cash, which was held directly by the Fund as collateral, was released upon full repayment of the ¥ 2.6 billion secured loan payable in connection with the Fund’s acquisition of Higashi-Ogijima Distribution Center in 2005.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2007, deferred financing costs were ¥ 458.8 million, net of accumulated amortization.

Financial Instruments.  Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

The Fund’s derivative financial instruments in effect at December 31, 2007 were five interest rate swaps, hedging cash flows of the Fund’s variable rate bonds based on Tokyo Inter-bank Offered Rate (“TIBOR”) and London Inter-bank Offered Rate (“LIBOR”) plus a margin. Adjustments to the fair value of these instruments for the year ended December 31, 2007 resulted in a loss of ¥ 406.1 million, net of minority interests. There were no other derivative financial instruments included in accumulated other comprehensive loss for the year ended December 31, 2007. This loss is included in accounts payable and other liabilities and other comprehensive loss in the accompanying consolidated statement of partners’ capital.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2007, the unamortized mortgage and bond premiums were approximately ¥ 43.9 million.

Minority Interests.  Minority interests represent a 19.19 percent indirect equity interest in the Properties held by AMB Singapore. Such investments are consolidated because the Fund owns a majority interest and exercises significant control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of the Fund are allocated to each of the partners in accordance with the Fund’s partnership agreement. Partner distributions are expected to be made on a semi-annual basis when distributable proceeds are available. Distributions, other than priority distributions (Note 8), are made to each of the partners in accordance with their respective ownership interests at the time of the distribution.

Rental Revenues.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. The Fund recorded ¥ 95.7 million of revenue related to the amortization of lease intangibles for the year ended December 31, 2007. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Fund in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Fund’s ability to lease space and on the level of rent that can be achieved. The Fund had five tenants that accounted for 47.7 percent of rental revenues for the year ended December 31, 2007.

Fair Value of Financial Instruments.  The Fund’s financial instruments include a mortgage loan payable, bonds payable and secured loans payable. Based on borrowing rates available to the Fund at December 31, 2007, the estimated fair market value of the financial instruments was ¥ 74.4 billion.

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of FIN 48 on January 1, 2007 did not have a material effect on the Fund.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Fund does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

3.	Real Estate Acquisition Activity

During the year ended December 31, 2007, the Fund acquired 11 buildings totaling 1,105,800 square feet. The total aggregate investment was approximately ¥ 22.0 billion, which includes approximately ¥ 660.9 million in closing costs and acquisition fees related to these acquisitions.

During the year ended December 31, 2007, the Fund acquired an 80.81 percent equity interest in an entity that indirectly owned an operating property aggregating 469,627 square feet from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entity. The total aggregate investment cost was approximately ¥ 9.7 billion which includes ¥ 19.5 million in closing costs. As of December 31, 2007, AMB Japan owed the Fund ¥ 29.7 million, which represents the overpaid portion of the purchase price, and is included in net payables to affiliates in the accompanying consolidated balance sheet.

The total purchase price, excluding closing costs and acquisition fees has been allocated as follows:

For the Year Ended
December 31, 2007
(Yen in thousands)

Land	¥8,719,741
Buildings and improvements	21,710,666
In-place leases	406,719
Lease origination costs	75,280
Below-market leases	(442,406)

¥30,470,000

4.	Debt

As of December 31, 2007, the Fund had one mortgage loan payable totaling ¥ 2.7 billion, not including an unamortized mortgage premium of approximately ¥ 19.5 million. The mortgage loan payable bears interest at a fixed rate of 2.83 percent and matures in 2011.

The mortgage loan payable is collateralized by certain of the Properties and requires interest only payments to be made quarterly until maturity in 2011. In addition, the mortgage loan payable has various covenants. Management of the Fund believes that the Fund was in compliance with these covenants as of December 31, 2007.

As of December 31, 2007, the Fund had one collateralized bond payable totaling ¥ 3.3 billion, not including an unamortized bond premium of ¥ 24.4 million. The bond bears interest at a fixed rate of 2.83 percent and matures in 2011. Principal amortization on this bond started in June 2007.

If at any such time the principal outstanding on the ¥ 3.3 billion bond payable reaches the balance of the principal outstanding on the ¥ 2.7 billion mortgage loan payable, amortization of principal would then be applied on a pro rata basis of 50.0 percent to the bond payable and 50.0 percent to the mortgage loan payable.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

As of December 31, 2007, the Fund had five collateralized specified bonds payable totaling ¥ 41.2 billion. The bonds bear interest at rates per annum equal to the rates of the TIBOR and Yen LIBOR plus a margin ranging from 85 to 155 basis points and mature between 2012 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps, which have fixed the interest rates payable on principal amounts totaling ¥ 36.6 billion as of December 31, 2007, at rates ranging from 1.32 percent to 1.60 percent per annum excluding the margin. Including the interest rate swaps, the effective borrowing costs for the ¥ 41.2 billion bonds as of December 31, 2007 is 2.54 percent per annum.

As of December 31, 2007, the Fund had secured loans payable totaling ¥ 27.3 billion:

(i) Of the ¥ 27.3 billion secured loans payable, ¥ 15.5 billion bears interest at a rate per annum equal to TIBOR plus a margin ranging from 20 to 95 basis points. ¥ 13.3 billion matures in June 2008 and ¥ 2.2 billion matures in February 2008. For the year ended December 31, 2007, the interest rate approximated 0.74 percent per annum. ¥ 2.2 billion of the loans payable is secured by the restricted cash balances held directly by the Fund in a cash collateral account. ¥ 13.3 billion of the loans payable is secured by a first priority security interest in, and to all of certain TMKs’ right, title and interest in and to nine buildings, and severally but not jointly guaranteed by the Fund and AMB Singapore, the indirect owners of the TMKs.

(ii) Of the ¥ 27.3 billion secured loans payable, ¥ 11.8 billion bears interest at a rate per annum equal to LIBOR plus a margin of 75 basis points and matures in April 2008. For the year ended December 31, 2007, the interest rate approximated 1.31 percent per annum. The loan payable is secured by the partners’ capital commitments.

The scheduled principal payments of the Fund’s mortgage payable, bonds payable and secured loans payable as of December 31, 2007 are as follows (Yen in thousands):

	Mortgage Loan		Secured Loans
	Payable	Bonds Payable	Payable	Total

2008	¥—	¥227,568	¥27,270,300	¥27,497,868
2009	—	499,568	—	499,568
2010	—	579,928	—	579,928
2011	2,680,000	3,722,590	—	6,402,590
2012	—	16,511,720	—	16,511,720
Thereafter	—	22,964,888	—	22,964,888

Subtotal	2,680,000	44,506,262	27,270,300	74,456,562
Unamortized premiums	19,496	24,370	—	43,866

Total	¥2,699,496	¥44,530,632	¥27,270,300	¥74,500,428

Except for the secured loan payable of ¥ 11.8 billion due in 2008 which is held by the Fund, the Fund’s operating properties, mortgage loan payable, bonds payable, and secured loans payable are all held in Japanese TMKs, which are special purpose companies (“SPCs”). TMKs are SPCs established under Japanese Asset Liquidation law. As of December 31, 2007, the nine TMKs included in the Fund’s consolidated financial statements are AMB Funabashi Tokorozawa TMK, AMB Higashi-Ogijima TMK, AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 6 TMK, AMB Minami Kanto TMK and AMB Funabashi 5 TMK. The Properties owned by AMB Funabashi Tokorozawa TMK collateralize one mortgage loan payable and one bond payable. One of the secured loans payable held by AMB Funabashi 6 TMK is collateralized by cash directly held by the Fund in a cash collateral account. The properties owned by AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK and AMB Funabashi 5 TMK collateralize bonds payable by the respective

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

entities. Four out of the five properties owned by AMB Funabashi 6 TMK and five properties owned by AMB Minami Kanto TMK collateralize secured loans payable. The creditors of the TMKs do not have recourse to any other assets or revenues of AMB Japan or its affiliated entities. Conversely, the creditors of AMB Japan and its affiliated entities do not have recourse to any of the assets or revenues of the TMKs.

5.	Leasing Activity

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2007. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Yen in thousands)

2007	¥6,369,487
2008	5,317,269
2009	4,388,848
2010	2,828,036
2011	2,039,723
Thereafter	3,138,314

Total	¥24,081,677

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to ¥ 439.0 million for the year ended December 31, 2007. This amount is included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

6.	Income and Withholding Taxes

The Fund is exempt from all forms of taxation in the Cayman Islands, including income, capital gains, and withholding tax. The foreign countries where the Fund has operations may impose income, withholding, and other direct and indirect taxes under their respective laws. Accordingly, the Fund recognizes income taxes for these jurisdictions in accordance with U.S. GAAP, as necessary. As of December 31, 2007, the Fund has accrued a current tax liability of ¥28.3 million, representing future withholding taxes on distributions from operations in Japan and Singapore. The Fund also accrued a deferred tax asset of ¥72.5 million as of December 31, 2007. These amounts are included in accounts payable and other liabilities and accounts receivables and other assets in the accompanying consolidated balance sheet.

The tax consequences for each partner of the Fund of acquiring, holding, or disposing of partnership interests will depend upon the relevant laws of any jurisdiction to which the partner is subject.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

7.	Supplemental Disclosures of Cash Flow Information

For the Year Ended
December 31, 2007
(Yen in thousands)

Cash paid for interest, net of amounts capitalized	¥1,390,369

Acquisition of properties	¥31,592,826
Non-cash transactions:
Assumption of bond payable	(6,200,000)
Assumption of other assets and liabilities	(983,852)
Assumption of security debts	(440,361)
Receivable (payable) for remaining portion of purchase	29,698
Non-cash contribution by General Partner	(15,600)

23,982,711
Debt financed distribution for acquisition of property	(3,300,000)

Net cash paid for property acquisitions	¥20,682,711

8.	Transactions With Affiliates

During the year ended December 31, 2007, AMB Japan contributed its equity interest in one Singapore PTE entity, which owned a 80.81 percent indirect interest in one operating property, aggregating 0.5 million square feet, to the Fund. As of December 31, 2007, the Fund had an obligation of ¥ 86.0 million, payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities, which is included in net payables to affiliates in the accompanying consolidated balance sheet.

Pursuant to the Amended and Restated Limited Partnership Agreement and the Co-Investment Agreement, AMB Japan receives an acquisition fee equal to 0.9 percent of the Fund’s share of the acquisition cost of properties purchased from third parties. This acquisition fee is reduced by a 0.4 percent acquisition fee AMB Singapore receives of the acquisition cost of properties purchased from third parties who are referred to the Fund by AMB Singapore. For the year ended December 31, 2007, the Fund incurred acquisition fees of approximately ¥157.0 million, of which ¥87.2 million was paid to AMB Japan and ¥69.8 million was paid to AMB Singapore related to the Fund’s acquisition of AMB Funabashi Distribution Center 6-9, AMB Fukuoka Distribution Center 1, AMB Chiba Distribution Center 1, AMB Higashi-Ogijima Distribution Center 2, AMB Narashino Distribution Center 1 and AMB Saitama Distribution Center 4 and 5. As of December 31, 2007, ¥2.3 million was payable to AMB Japan and ¥1.9 million was payable to AMB Singapore related to the Fund’s acquisition of AMB Saitama Distribution Center 4, which are included in net payables to affiliates in the accompanying consolidated balance sheet.

The acquisition fee paid to AMB Blackpine Ltd (a former joint venture company which was subsequently fully acquired by AMB’s wholly-owned Japanese subsidiary during the year ended December 31, 2006) in relation to the acquisition of Higashi-Ogijima Distribution Center in 2005 was capitalized and included in investments in real estate in the accompanying consolidated balance sheet. As of December 31, 2007, the unamortized acquisition fee was approximately ¥59.7 million.

Pursuant to an asset management fees agreement, on January 1, 2006, AMB Property Japan began providing asset management services to the Properties. The asset management fee is payable monthly. For the year ended December 31, 2007, the Fund recorded asset management fees of approximately ¥146.1 million.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

Pursuant to the Management Services Agreement, AMB Singapore receives management service fees, payable on a quarterly basis, equal to 0.25 percent of capital (equity and shareholder loans) contributed to each PTE by the Fund and AMB Singapore. For the year ended December 31, 2007, the PTEs recorded management service fees of approximately ¥ 49.3 million. As of December 31, 2007, the Fund owed ¥ 44.5 million, for management service fees, which are included in net payables to affiliates in the accompanying consolidated balance sheet.

Pursuant to the Second Amendment to the Amended and Restated Limited Partnership Agreement of Limited Partnership, for the period from July 1, 2006 through March 31, 2007, the asset management priority distribution base changed from 100.0 percent to 90.0 percent of the aggregate capital commitments to the Fund; and for the period from April 1, 2007 through the Supplemental Capital Call Date, the asset management priority distribution base changed from 90.0 percent to 80.0 percent of the aggregate capital commitments to the Fund until the earlier of 80.0 percent of capital commitments being called or the Supplemental Capital Call Date. Subsequently, AMB Japan receives asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of the unreturned capital contributions. The amounts referred to above are reduced by amounts paid or accrued to AMB Singapore for management service fees pursuant to the Management Services Agreement and asset management fees paid or accrued to AMB Property Japan, pursuant to the Agreement Regarding Asset Management Fees.

Promptly following the Supplemental Capital Call Date, an asset management priority distribution recalculation will be performed as follows:

(i) For the period from July 1, 2006 through March 31, 2007 (the “First Calculation Period”), the asset management priority distribution will be recalculated based on the greater of 90.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. If the recalculated asset management priority distribution is greater than the amount previously earned by AMB Japan with respect to the First Calculation Period, a special payment equal to the difference shall be paid by the Fund to AMB Japan at the time of such recalculation. If the recalculated asset management priority distribution is equal to or less than the amount previously earned by AMB Japan with respect to the First Calculation Period, no additional amount shall be paid by the Fund to AMB Japan and no refund of such difference shall be paid by AMB Japan to the Fund.

(ii) For the period from April 1, 2007 through the Supplemental Capital Call Date (the “Second Calculation Period”), the asset management priority distribution will be recalculated based on the greater of 80.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. If the recalculated asset management priority distribution is greater than the amount previously earned by AMB Japan with respect to the Second Calculation Period, a special payment equal to the difference shall be paid by the Fund to AMB Japan at the time of such recalculation. If the recalculated asset management priority distribution is equal to or less than the amount previously earned by AMB Japan with respect to the Second Calculation Period, no additional amount shall be paid by the Fund to AMB Japan and no refund of such difference shall be paid by AMB Japan to the Fund.

For the year ended December 31, 2007, the Fund recorded asset management priority distributions of approximately ¥ 460.2 million. As of December 31, 2007, the Fund owed ¥ 1.2 billion, for asset management priority distributions, which are included in distributions payable in the accompanying consolidated balance sheet.

Pursuant to the Limited Partnership Agreement, AMB Japan receives incentive distributions equal to 20.0 percent of the amount over a 10.0 percent net nominal internal rate of return (“IRR”) accruing to the limited partners. The incentive distributions increase to 25.0 percent of the amount over a 13.0 percent IRR accruing to the limited partners. As of December 31, 2007, no incentive distributions have been paid or accrued.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
(Report not required)

AMB, the indirect owner of AMB Japan, obtains company-wide insurance coverage from third parties that apply to all properties owned or managed by AMB, including the Properties. As such, the Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. For the year ended December 31, 2007, the Fund recorded insurance expense of approximately ¥ 161.9 million.

At certain properties, AMB Property Japan earns a leasing commission when it has acted as the listing broker or the procuring broker or both. During the year ended December 31, 2007, AMB Property Japan earned ¥ 26.0 million.

Pursuant to the Accounting Service Agreements with certain TMKs, AMB Property Japan earns an accounting fee for maintaining the books and records with respect to their properties. During the year ended December 31, 2007, AMB Property Japan earned ¥ 5.9 million.

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

AMB JAPAN FUND I, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
AMB Japan Fund I, L.P.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Japan Fund I, L.P. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from Inception (June 30, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America (denominated in Yen). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
February 12, 2007

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006

2006
(Yen in thousands)

ASSETS
Investments in real estate:
Land	¥29,132,520
Buildings and improvements	42,574,173

Total investments in real estate	71,706,693
Accumulated depreciation and amortization	(757,753)

Net investments in real estate	70,948,940
Cash and cash equivalents	3,030,454
Restricted cash	5,099,538
Deferred financing costs, net	547,277
Accounts receivable and other assets	648,517

Total assets	¥80,274,726

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loan payable	¥2,705,495
Bonds payable	38,550,556
Secured loans payable	12,385,000
Net payables to affiliates	71,430
Accounts payable and other liabilities	1,192,553
Distributions payable	1,021,381
Security deposits	1,713,593

Total liabilities	57,640,008

Commitments and contingencies (Note 9)
Minority interests	5,785,959
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	168,487
Limited partners’ capital	16,680,272

Total partners’ capital	16,848,759

Total liabilities and partners’ capital	¥80,274,726

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year ended December 31, 2006
and for the Period from Inception (June 30, 2005) to December 31, 2005

		Period from Inception
		(June 30, 2005) to
	2006	December 31, 2005
	(Yen in thousands)

RENTAL REVENUES	¥2,243,976	¥738,648
COSTS AND EXPENSES
Property operating costs	266,781	91,000
Real estate taxes and insurance	326,813	115,089
Depreciation and amortization	553,538	204,436
General and administrative	171,112	79,717

Total costs and expenses	1,318,244	490,242

Operating income	925,732	248,406
OTHER INCOME AND EXPENSES
Interest and other income	294	4
Interest, including amortization	(615,868)	(99,376)

Total other income and expenses	(615,574)	(99,372)

Income before minority interests and taxes	310,158	149,034
Income and withholding taxes	(33,429)	(26,135)
Minority interests’ share of income	(64,795)	(27,390)

Net income	211,934	95,509
Priority distributions to AMB Japan Investments, LLC	(654,361)	(367,020)

Net loss available to partners	¥(442,427)	¥(271,511)

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

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

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2006, deferred financing costs were ¥547.3 million, net of accumulated amortization.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Financial Instruments.  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. The Fund’s derivative financial instruments in effect at December 31, 2006 were four interest rate swaps, hedging cash flows of the Fund’s variable rate bonds based on Tokyo Inter-bank Offered Rate (“TIBOR”) plus a margin. Adjustments to the fair value of these instruments for the year ended December 31, 2006 resulted in a loss of ¥7.4 million, net of minority interest. There were no other derivative financial instruments included in accumulated other comprehensive income or loss for the year ended December 31, 2006. There was no impact on accumulated other comprehensive income or loss for the year ended December 31, 2005 as the Fund did not have any derivative financial instruments. This loss is included in accounts payables and other liabilities in the accompanying consolidated balance sheet and other comprehensive income in the accompanying consolidated statements of partners’ capital.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2006, the unamortized mortgage and bond premiums were approximately ¥57.4 million.

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

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

The total purchase price has been allocated as follows (yen in thousands):

		Period from Inception to
	December 31, 2006	December 31, 2005

Land	¥27,037,638	¥3,247,793
Buildings and improvements	29,234,337	11,005,346
In-place leases	708,025	108,329
Lease origination costs	—	61,858
Below-market leases	—	(110,951)

	¥56,980,000	¥14,312,375

4.	Debt

As of December 31, 2006, the Fund had one mortgage loan payable totaling ¥2.7 billion, not including an unamortized mortgage premium of approximately ¥25.5 million. The mortgage loan payable bears interest at a fixed rate of 2.83 percent and matures in 2011.

The mortgage loan payable is collateralized by certain of the Properties and requires interest only payments to be made quarterly until maturity in 2011. In addition, the mortgage loan payable has various covenants such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Management of the Fund believes that the Fund was in compliance with these covenants as of December 31, 2006.

As of December 31, 2006, the Fund had one collateralized bond payable totaling ¥3.4 billion, not including an unamortized bond premium of ¥31.9 million. The bond bears interest at a fixed rate of 2.83 percent and matures in 2011. Principal amortization on this bond begins in June 2007.

If at any such time, the principal outstanding on the ¥3.4 billion bond payable reaches the balance of the principal outstanding on the ¥2.7 billion mortgage loan payable, amortization of principal would then be applied on a pro rata basis of 50.0 percent to the bond payable and 50.0 percent to the mortgage loan payable.

As of December 31, 2006, the Fund had four collateralized specified bonds payable totaling ¥35.2 billion. The bonds bear interest at rates per annum equal to the rates of the TIBOR and Yen London Inter-Bank Offer Rate (“LIBOR”) plus a margin ranging from 85 to 155 basis points and mature between 2012 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps, which have fixed the interest rates payable on principal amounts totaling ¥31.2 billion at rates ranging from 1.32 percent to 1.60 percent per annum. Including the interest rate swaps, the effective borrowing cost for the ¥35.2 billion bonds is 2.65 percent per annum.

As of December 31, 2006, the Fund had secured loans payable totaling ¥12.4 billion:

(i) The ¥2.6 billion secured loan payable bears interest at a rate per annum equal to TIBOR plus a margin of 20 basis points and matures in August 2007. For the year ended December 31, 2006, the interest rate approximated 0.410 percent per annum. The loan payable is secured by a restricted cash balance held directly by the Fund in a cash collateral account.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

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

The scheduled principal payments of the Fund’s mortgage payable, bonds payable and secured loans payable as of December 31, 2006 are as follows (yen in thousands):

	Mortgage Loan	Bonds	Secured Loans
	Payable	Payable	Payable	Total

2007	¥—	¥212,300	¥2,600,000	¥2,812,300
2008	—	227,400	9,785,000	10,012,400
2009	—	499,400	—	499,400
2010	—	579,760	—	579,760
2011	2,680,000	3,723,220	—	6,403,220
Thereafter	—	33,276,608	—	33,276,608

Subtotal	2,680,000	38,518,688	12,385,000	53,583,688
Unamortized premiums	25,495	31,868	—	57,363

Total	¥2,705,495	¥38,550,556	¥12,385,000	¥53,641,051

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

ended December 31, 2006 and ¥32.1 million for the period from Inception to December 31, 2005. These amounts are included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

6.	Income and Withholding Taxes

The Fund is exempt from all forms of taxation in the Cayman Islands, including income, capital gains, and withholding tax. The foreign countries where the Fund has operations may impose income, withholding, and other direct and indirect taxes under their respective laws. Accordingly, the Fund recognizes income taxes for these jurisdictions in accordance with U.S. GAAP, as necessary. As of December 31, 2006, the Fund has accrued a current tax liability of ¥61.3 million, representing future withholding taxes on distributions from operations in Japan and Singapore. The Fund also accrued a deferred tax asset of ¥34.5 million, as of December 31, 2006. These amounts are included in accounts payable and other liabilities and accounts receivables and other assets in the accompanying consolidated balance sheet.

The tax consequences for each partner of the Fund of acquiring, holding, or disposing of partnership interests will depend upon the relevant laws of any jurisdiction to which the partner is subject.

7.	Supplemental Disclosures of Cash Flow Information

	For the Year Ended	For the Period from Inception to
	December 31, 2006	December 31, 2005
	(Yen in thousands)

Cash paid for interest, net of amounts capitalized	¥404,487	¥93,684

Acquisition of properties	¥56,980,000	¥14,312,375
Non-cash transactions:
Assumption of bond payable	(35,200,000)	—
Assumption of other assets and liabilities	(5,366,091)	(1,575,172)
Assumption of debts	—	(6,107,609)
Payable for remaining portion of purchase price	(479,330)	(2,577,431)
Non-cash contribution by General Partner	(119,596)	(57,510)

	15,814,983	3,994,653
Debt financed distribution for acquisition of property	(7,180,649)	—

Net cash paid for property acquisitions	¥8,634,334	¥3,994,653

8.	Transactions with Affiliates

During the year ended December 31, 2006, AMB Japan contributed its equity interest in five Singapore PTE entities which owned an 80.81 percent indirect interest in four operating properties, aggregating 2.6 million square feet (unaudited) to the Fund. As of December 31, 2006, the Fund has an obligation of ¥56.6 million, payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities, which is included in net payables to affiliates in the accompanying consolidated balance sheet.

During the year ended December 31, 2006, the Fund made debt financed distributions of ¥9.8 billion to AMB Japan related to the unpaid portion of the contributions value for the Singapore PTE entities contributed at Inception and during the year ended December 31, 2006. As of December 31, 2005, ¥2.6 billion was included in net payables to affiliates in the accompanying consolidated balance sheet.

The contribution values of the Singapore PTEs contributed to the Fund at Inception were determined based on estimated fair market values of the net assets of each PTE as of June 30, 2005. Included in the fair market value

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

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

Pursuant to the Amended and Restated Limited Partnership Agreement and the Co-Investment Agreement, AMB Japan receives an acquisition fee equal to 0.9 percent of the Fund’s share of the acquisition cost of properties purchased from third parties. This acquisition fee is reduced by a 0.4 percent acquisition fee AMB Singapore receives of the acquisition cost of properties purchased from third parties who are referred to the Fund by AMB Singapore.

In relation to the acquisition of Higashi-Ogijima Distribution Center, AMB Higashi-Ogijima TMK paid an acquisition fee of ¥63.4 million to AMB Blackpine Ltd (“Blackpine”), a 50/50 joint venture between AMB Headlands Japan LLC, an indirect subsidiary of AMB Property Corporation (“AMB”), and a team of real estate professionals in Japan. During the year ended December 31, 2006, AMB acquired the 50.0 percent of Blackpine that AMB did not previously own, and AMB has combined the operation of Blackpine with its wholly-owned Japanese subsidiary, AMB Property Japan, Inc., the Japan branch of AMB (“AMB Property Japan”). This acquisition fee was capitalized and included in investments in real estate in the accompanying consolidated balance sheets. As of December 31, 2006, the unamortized acquisition fee was approximately ¥61.3 million.

In 2005, the TMKs recorded asset management fees and leasing commissions to Blackpine of approximately ¥7.2 million and ¥16.7 million, respectively. The leasing commissions were capitalized and included in investments in real estate. As of December 31, 2006, the unamortized leasing commissions were approximately ¥12.6 million. Blackpine ceased providing asset management services to the TMKs on January 1, 2006.

Pursuant to an asset management fees agreement, on January 1, 2006, AMB Property Japan began providing asset management services to the Properties. The asset management fee is payable monthly. For the year ended December 31, 2006, the Fund recorded asset management fees of approximately ¥54.5 million.

Pursuant to the Management Services Agreement, AMB Singapore receives management service fees, payable on a quarterly basis, equal to 0.25 percent of capital (equity and debt) contributed to each PTE by the Fund and AMB Singapore. For the year ended December 31, 2006, and for the period from Inception to December 31, 2005, the PTEs recorded management service fees of approximately ¥18.6 million and ¥7.7 million, respectively. As of December 31, 2006, the Fund owed ¥7.9 million, for management service fees which are included in net payables to affiliates in the accompanying consolidated balance sheet.

Pursuant to the Limited Partnership Agreement from June 30, 2005 to June 30, 2006, AMB Japan, as general partner, receives asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of aggregate capital commitments made to the Fund from the effective date of the agreement through the Supplemental Capital Call Date (as defined in the Limited Partnership Agreement). Pursuant to the First Amendment to the Amended and Restated Agreement of Limited Partnership, effective from July 1, 2006, the asset management priority distribution base changed from 100 percent to 90.0 percent of the aggregate capital commitments to the Fund until the earlier of 90.0 percent of capital commitments being called or the Supplement Call Date (as defined in the Limited Partnership Agreement), and thereafter until the Supplement Call Date, the base will be the called but unreturned capital contributions. Subsequent to the Supplemental Capital Call Date, AMB Japan receives asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of the unreturned capital contributions. Both amounts referred to above are reduced by amounts paid or

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

accrued to AMB Singapore for management service fees pursuant to the Management Services Agreement and asset management fees paid or accrued to AMB Property Japan, pursuant to the agreement regarding asset management fees. For the year ended December 31, 2006, the Fund recorded asset management priority distributions of approximately ¥654.4 million. For the period from Inception to December 31, 2005, the Fund recorded asset management priority distributions of approximately ¥367.0 million. As of December 31, 2006, the Fund owed ¥1.0 billion, for asset management priority distributions, which are included in distributions payable in the accompanying consolidated balance sheet.

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

EXHIBIT INDEX

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.9 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.4	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.5	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.6	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.7	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.8	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.9	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.10	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.12	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.13	Fourth Supplemental Indenture, dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 16, 2000).
4.14	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.15	Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

Exhibit
Number		Description

4.16		5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.17		Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.18		$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.19		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005)
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.19 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.20 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.6		First Amendment to Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated January 1, 2008.
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement.
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement.
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement.

Exhibit
Number		Description

10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers.
10.17		Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on December 14, 2006).
10.18		Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.19		$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.20		$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.21		$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).

Exhibit
Number	Description

10.22	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.23	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 27, 2007).
10.24	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 20, 2007).
10.25	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.26	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
21.1	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 29, 2008.
32.1	18 U.S.C. § 1350 Certifications dated February 29, 2008. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement