Form 10-Q
period 2008-09-30
AMB PROPERTY LP
filed 2008-11-12
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,086,548	$1,276,621
Buildings and improvements	3,487,111	3,777,210
Construction in progress	1,742,131	1,655,714

Total investments in properties	6,315,790	6,709,545
Accumulated depreciation and amortization	(928,831)	(916,686)

Net investments in properties	5,386,959	5,792,859
Investments in unconsolidated joint ventures	433,649	356,194
Properties held for contribution, net	693,805	488,339
Properties held for divestiture, net	81,347	40,513

Net investments in real estate	6,595,760	6,677,905
Cash and cash equivalents	285,932	220,224
Restricted cash	23,615	30,192
Accounts receivable, net of allowance for doubtful accounts of $10,424 and $7,378, respectively	163,118	184,270
Deferred financing costs, net	21,661	23,313
Other assets	227,732	126,499

Total assets	$7,317,818	$7,262,403

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,384,409	$1,471,087
Unsecured senior debt	1,153,582	1,003,123
Unsecured credit facilities	816,875	876,105
Other debt	403,357	144,529

Total debt	3,758,223	3,494,844
Security deposits	57,489	40,842
Distributions payable	56,383	54,907
Accounts payable and other liabilities	297,178	210,447

Total liabilities	4,169,273	3,801,040
Commitments and contingencies (Note 11)
Minority interests:
Joint venture partners	282,083	517,572
Preferred unitholders	109,213	109,805

Total minority interests	391,296	627,377
Partners’ capital:
General partner, 98,101,795 and 98,981,097 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,696,287	2,763,952
Limited partners, 2,424,303 and 2,733,894 units, respectively	60,962	70,034

Total partners’ capital	2,757,249	2,833,986

Total liabilities and partners’ capital	$7,317,818	$7,262,403

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Unaudited, dollars in thousands, except share and per unit amounts)

REVENUES
Rental revenues	$152,993	$157,805	$487,071	$474,752
Private capital revenues	9,502	7,564	60,838	22,007

Total revenues	162,495	165,369	547,909	496,759
COSTS AND EXPENSES
Property operating expenses	(25,814)	(23,244)	(76,806)	(70,726)
Real estate taxes	(18,343)	(19,420)	(61,569)	(58,059)
Depreciation and amortization	(46,985)	(40,628)	(129,493)	(121,641)
General and administrative	(34,415)	(35,145)	(103,361)	(95,259)
Fund costs	(312)	(261)	(919)	(779)
Impairment losses	—	—	—	(257)
Other expenses	1,088	(944)	1,926	(2,995)

Total costs and expenses	(124,781)	(119,642)	(370,222)	(349,716)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	28,026	48,298	76,248	89,486
Gains from sale or contribution of real estate interests, net	—	—	19,967	74,843
Equity in earnings of unconsolidated joint ventures, net	5,372	3,425	14,359	7,286
Other income	(4,229)	7,956	(51)	20,012
Interest expense, including amortization	(32,319)	(29,326)	(100,955)	(97,486)

Total other income and expenses, net	(3,150)	30,353	9,568	94,141

Income before minority interests, discontinued operations	34,564	76,080	187,255	241,184

Minority interests’ share of income:
Joint venture partners’ share of income before discontinued operations	(4,194)	(5,890)	(29,393)	(21,088)
Joint venture partners’ share of development (profits)	—	—	(4,409)	(1,335)
Preferred unitholders	(1,387)	(1,605)	(5,095)	(6,285)

Total minority interests’ share of income	(5,581)	(7,495)	(38,897)	(28,708)

Income from continuing operations	28,983	68,585	148,358	212,476

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	185	3,278	2,149	9,773
Gains (losses) from dispositions of real estate, net of minority interests	(12)	4,034	2,280	4,393

Total discontinued operations	173	7,312	4,429	14,166

Net income	29,156	75,897	152,787	226,642
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)	(11,856)	(11,856)
Series J and K preferred unit distributions	—	—	—	(1,608)
Preferred unit redemption issuance costs	—	(3)	—	(2,930)

Net income available to common unitholders	$25,204	$71,942	$140,931	$210,248

Income available to common unitholders attributable to:
General partner	$24,199	$69,155	$136,246	$202,275
Limited partners	1,005	2,787	4,685	7,973

Net income available to common unitholders	$25,204	$71,942	$140,931	$210,248

Basic income per common unit
Income from continuing operations (after preferred unit distributions and preferred unit redemption discount /issuance costs)	$0.25	$0.63	$1.35	$1.94
Discontinued operations	—	0.07	0.04	0.14

Net income available to common unitholders	$0.25	$0.70	$1.39	$2.08

Diluted income per common unit
Income from continuing operations (after preferred unit distributions and preferred unit redemption discount/issuance costs)	$0.24	$0.61	$1.32	$1.89
Discontinued operations	—	0.07	0.04	0.14

Net income available to common unitholders	$0.24	$0.68	$1.36	$2.03

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	101,119,207	102,917,908	101,312,811	101,229,730

Diluted	102,922,373	105,109,868	103,430,421	103,777,347

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2008

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Total
	(Unaudited, in thousands, except unit amounts)

Balance as of December 31, 2007	9,300,000	$223,412	98,981,097	$2,540,540	2,733,894	$70,034	$2,833,986
Comprehensive income:
Net income	—	11,856	—	136,246	—	4,685
Unrealized gain on securities and derivatives	—	—	—	(3,409)	—	—
Currency translation adjustment	—	—	—	2,792	—	—
Total comprehensive income	—	—	—	—	—	—	152,170
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	478,046	16,741	—	—	16,741
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	129,507	4,213	—	—	4,213
Conversion of operating partnership units to common stock	—	—	309,591	15,585	(309,591)	(6,192)	9,393
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	(30,855)	(1,521)	—	—	(1,521)
Repurchase of common units	—	—	(1,765,591)	(87,696)	—	—	(87,696)
Offering costs	—	—	—	(10)	—	—	(10)
Reallocation of interests	—	—	—	2,095	—	(1,518)	577
Distributions	—	(11,856)	—	(152,701)	—	(6,047)	(170,604)

Balance as of September 30, 2008	9,300,000	$223,412	98,101,795	$2,472,875	2,424,303	$60,962	$2,757,249

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$152,787	$226,642
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(9,050)	(8,767)
Depreciation and amortization	129,493	121,641
Impairment losses	—	257
Foreign exchange (gains)/losses	(66)	2,883
Stock-based compensation amortization	16,741	13,517
Equity in earnings of unconsolidated joint ventures	(14,359)	(7,286)
Operating distributions received from unconsolidated joint ventures	24,913	12,354
Gains from sale or contribution of real estate interests, net	(19,967)	(74,843)
Development profits, net of taxes	(76,248)	(89,486)
Debt premiums, discounts and finance cost amortization, net	6,456	2,446
Total minority interests’ share of net income	38,897	28,708
Discontinued operations:
Depreciation and amortization	61	1,853
Joint venture partners’ share of net income	233	(5)
Gains from dispositions of real estate, net of minority interests	(2,280)	(4,393)
Changes in assets and liabilities:
Accounts receivable and other assets	(14,410)	(74,648)
Accounts payable and other liabilities	6,830	66,062

Net cash provided by operating activities	240,031	216,935
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	3,305	(78,756)
Cash paid for property acquisitions	(185,153)	(50,749)
Additions to land, buildings, development costs, building improvements, lease costs and securities	(768,440)	(806,702)
Net proceeds from divestiture of real estate and securities	403,637	502,267
Additions to interests in unconsolidated joint ventures	(51,601)	(53,852)
Capital distributions received from unconsolidated joint ventures	27,055	82,724
Repayment of mortgages and loans made to affiliates	81,494	1,542
Cash transferred to unconsolidated joint ventures	(16,848)	(33,709)
Loans made to affiliates	(73,480)	—
Purchase of equity interests, net	(60,330)	—

Net cash used in investing activities	(640,361)	(437,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	4,213	495,396
Repurchase and retirement of common units	(87,696)	(53,359)
Borrowings on secured debt	518,828	592,635
Payments on secured debt	(197,861)	(250,100)
Borrowings on other debt	525,000	75,956
Payments on other debt	(202,046)	(19,537)
Borrowings on unsecured credit facilities	1,377,720	1,242,481
Payments on unsecured credit facilities	(1,409,412)	(1,303,843)
Payment of financing fees	(6,145)	(13,119)
Net proceeds from issuances of senior debt	325,000	24,734
Payments on senior debt	(175,000)	(125,000)
Issuance costs on preferred units	(10)	(577)
Repurchase of preferred units	—	(102,737)
Contributions from joint venture partners	9,023	38,547
Distributions paid to partners	(163,081)	(156,165)
Distributions to minority interests, including preferred units	(63,563)	(113,910)

Net cash provided by financing activities	454,970	331,402
Net effect of exchange rate changes on cash	11,068	10,934
Net increase in cash and cash equivalents	65,708	122,036
Cash and cash equivalents at beginning of period	220,224	174,763

Cash and cash equivalents at end of period	$285,932	$296,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$98,096	$105,171
Non-cash transactions:
Acquisition of properties	$227,617	$53,509
Assumption of secured debt	(20,203)	—
Assumption of other assets and liabilities	(14,872)	(11)
Acquisition capital	(7,389)	(849)
Minority interest contribution, including units issued	—	(1,900)

Net cash paid for property acquisitions	$185,153	$50,749

Preferred unit redemption issuance costs	$—	$2,930
Contribution of properties to unconsolidated co-investment ventures, net	$114,035	$74,035
Purchase of equity interest of unconsolidated joint ventures, net	$—	$26,031

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

The Operating Partnership uses the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD® ) facilities; or any combination of these terms. The Operating Partnership uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager and for which it currently intends to hold long-term. The Operating Partnership uses the term “joint venture” to describe all joint ventures, including co-investment ventures, with real estate developers, other real estate operators, or institutional investors where the Operating Partnership may or may not have control, act as the manager and/or developer, earn asset management distributions or fees, or earn incentive distributions or promoted interests. In certain cases, the Operating Partnership might provide development, leasing property management and/or accounting services, for which it may receive compensation. The Operating Partnership uses the term “co-investment venture” to describe joint ventures with institutional investors, managed by the Operating Partnership, from which the Operating Partnership receives acquisition fees for third-party acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promoted interests.

As of September 30, 2008, the Company owned an approximate 96.4% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 3.6% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Operating Partnership through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties.

The Operating Partnership enters into co-investment ventures with institutional investors. These co-investment ventures provide the Operating Partnership with an additional source of capital and income. As of September 30, 2008, the Operating Partnership had significant investments in three consolidated and five unconsolidated co-investment ventures. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. No gain or loss was recognized on the contribution.

On July 18, 2008, the Operating Partnership acquired the remaining equity interest (approximately 42%) in G. Accion, S.A. de C.V. (“G. Accion”), a Mexican real estate company. G. Accion is now a wholly-owned subsidiary of the Operating Partnership and has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. Through its investment in AMB Property Mexico, the Operating Partnership holds equity interests in various other unconsolidated joint ventures totaling approximately $27.9 million. The

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary allocation of the purchase price for the additional equity interest in AMB Property Mexico was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to valuation of real estate and joint venture interests, restructuring obligations, income taxes and residual goodwill.

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

As of September 30, 2008, the Operating Partnership owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 158.4 million square feet (14.7 million square meters) in 49 markets within 15 countries. Additionally, as of September 30, 2008, the Operating Partnership managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.1 million square feet.

Of the approximately 158.4 million square feet as of September 30, 2008:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Operating Partnership owned or partially owned approximately 129.6 million square feet (principally, warehouse distribution buildings) that were 95.4% leased;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Operating Partnership had investments in 57 development projects, which are expected to total approximately 17.9 million square feet upon completion;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Operating Partnership owned 14 development projects, totaling approximately 3.5 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Operating Partnership had investments in 46 industrial operating properties, totaling approximately 7.3 million square feet; and

•	the Operating Partnership held approximately 0.1 million square feet through a ground lease, which is the location of the Operating Partnership’s global headquarters.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three and nine months ended September 30, 2008 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. For properties held for use, impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Operating Partnership’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. For properties held for divestiture or contribution, impairment is recognized when the carrying value of the property is less than its estimated fair value net of costs to sell. As a result of leasing activity and the economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded an impairment charge of $0.3 million during the nine months ended September 30, 2007, on certain of its investments. No such impairment was recorded during the nine months ended September 30, 2008.

Comprehensive Income.  The Operating Partnership reports comprehensive income in its consolidated statement of partners’ capital. Comprehensive income was $9.3 million and $84.0 million for the three months ended September 30, 2008 and 2007, respectively. Comprehensive income was $152.2 million and $231.5 million for the nine months ended September 30, 2008 and 2007, respectively.

International Operations.  The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries formed in the United States, Mexico and certain subsidiaries in Europe. Other than Mexico and certain subsidiaries in Europe, the functional currency for the Operating Partnership’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of partners’ capital.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets.  The Operating Partnership has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and certain indefinite lived intangible assets, are no longer amortized, but are subject to at least annual impairment testing. The Operating Partnership tests annually (or more often, if necessary) for impairment under SFAS No. 142. Subsequent to September 30, 2008, the Operating Partnership performed a test for impairment and determined that there was no impairment to goodwill and intangible assets during the nine months ended September 30, 2008.

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

	Fair Value Measurements on a Recurring Basis as of September 30, 2008
	Level 1	Level 2
	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	Total

Assets:
Deferred compensation plan	$19,967	$—	$19,967
Derivative assets	—	6,950	6,950
Investment securities(1)	8,540	—	8,540
Liabilities:
Deferred compensation plan	19,967	—	19,967

(1)	The fair value at September 30, 2008 reflects a loss on impairment of an investment of $3.4 million recognized during the three and nine months ended September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Operating Partnership is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Operating Partnership is in the process of evaluating the impact of the adoption of SFAS No. 161.

3.	Development Activity

As of September 30, 2008, the Operating Partnership had 57 projects in the development pipeline, which are expected to total approximately 17.9 million square feet and have an aggregate estimated investment of $1.5 billion upon completion. Four of these projects totaling approximately 1.4 million square feet with an aggregate estimated investment of $79.6 million are held in an unconsolidated co-investment venture. The Operating Partnership has an additional 14 development projects available for sale or contribution totaling approximately 3.5 million square feet, with an aggregate estimated investment of $455.8 million, including one project with an estimated total investment of $23.8 million that is held in an unconsolidated co-investment venture. As of September 30, 2008, the Operating Partnership and its development joint venture partners have funded an aggregate of $1.2 billion, or 79%, of the total estimated investment and will need to fund an estimated additional $328.3 million, or 21%, in order to complete the Operating Partnership’s development pipeline. The development pipeline, at September 30, 2008, included projects expected to be completed through the second quarter of 2010. In addition to the Operating Partnership’s committed development pipeline, it holds a total of 2,590 acres of land for future development or sale, approximately 87% of

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is located in North America, including 79 acres that are held in an unconsolidated joint venture. The Operating Partnership currently estimates that these 2,590 acres of land could support approximately 46.0 million square feet of future development.

4.	Development Profits, Gains from Dispositions of Real Estate Interests and Discontinued Operations

Development sales activity during the three and nine months ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Number of completed development projects	1	1	4	6
Number of value-added conversions	—	1	—	1
Number of land parcels	1	—	1	—
Square feet	7,180	42,585	67,112	368,492
Gross sales price	$2,683	$26,280	$15,679	$71,894
Development profits, net of taxes	$588	$8,479	$2,856	$14,686

Development contribution activity during the three and nine months ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total number of contributed development assets	3	4	10	14
Total square feet	2,135,747	1,334,431	5,146,343	3,005,919
Development profits, net of taxes	$27,438	$39,819	$73,392	$74,800

Gains from Sale or Contribution of Real Estate Interests.  During the nine months ended September 30, 2008, the Operating Partnership contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. The Operating Partnership recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. During the nine months ended September 30, 2007, the Operating Partnership contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Operating Partnership recognized aggregate gains of $74.8 million on the contributions, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash.

Discontinued Operations.  The Operating Partnership reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended September 30, 2008, the Operating Partnership did not divest itself of any industrial properties. During the nine months ended September 30, 2008, the Operating Partnership sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and the Operating Partnership also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the nine months ended September 30, 2008, the Operating Partnership recognized approximately $0.5 million in gains resulting primarily from the additional value received from prior dispositions. During the three and nine months

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2007, the Operating Partnership divested itself of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $7.5 million, with a resulting net gain of $2.0 million and recognized a gain of approximately $2.0 million associated with the sale of one redevelopment project. In addition, during the nine months ended September 30, 2007, the Operating Partnership recognized approximately $0.4 million in gains resulting primarily from the additional value received from the disposition of properties in 2006.

Properties Held for Contribution.  As of September 30, 2008, the Operating Partnership held for contribution to co-investment ventures 23 properties with an aggregate net book value of $693.8 million, which, when contributed, will reduce the Operating Partnership’s average ownership interest in these projects from approximately 98% to an expected range of 15-20%. As of September 30, 2008, properties with an aggregate net book value of $76.7 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations regarding the launch of an appropriate co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of September 30, 2008, the Operating Partnership recognized additional depreciation expense and related accumulated depreciation of $4.3 million.

Properties Held for Divestiture.  As of September 30, 2008, the Operating Partnership held for divestiture nine properties with an aggregate net book value of $81.3 million. These properties either are not in the Operating Partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

The following summarizes the condensed results of operations of the properties held for divestiture and sold (dollars in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental revenues	$884	$3,903	$2,269	$11,743
Straight-line rents and amortization of lease intangibles	333	(16)	488	(48)
Property operating expenses	(344)	(400)	(649)	(1,263)
Real estate taxes	(162)	(346)	(350)	(1,055)
Depreciation and amortization	(4)	(354)	(61)	(1,853)
Other income and expenses, net	—	57	35	(18)
Interest, including amortization	(522)	430	650	2,262
Joint venture partners’ share of loss (income)	—	4	(233)	5

Income attributable to discontinued operations	$185	$3,278	$2,149	$9,773

As of September 30, 2008 and December 31, 2007, assets and liabilities attributable to properties held for divestiture consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Other assets	$1,531	$857
Accounts payable and other liabilities	$10,262	$8,700

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

As of September 30, 2008 and December 31, 2007, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Wholly-owned secured debt, varying interest rates from 1.1% to 10.7%, due December 2008 to November 2015 (weighted average interest rate of 4.7% and 4.0% at September 30, 2008 and December 31, 2007, respectively)	$590,138	$351,032
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due December 2008 to November 2022 (weighted average interest rates of 5.9% and 6.1% at September 30, 2008 and December 31, 2007, respectively)	791,882	1,115,841
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due March 2009 to June 2018 (weighted average interest rates of 6.0% and 6.1% at September 30, 2008 and December 31, 2007, respectively)	1,162,491	1,012,491
Other debt, varying interest rates from 3.4% to 7.5%, due November 2008 to November 2015 (weighted average interest rates of 3.9% and 6.0% at September 30, 2008 and December 31, 2007, respectively)	403,357	144,529
Unsecured credit facilities, variable interest rate, due June 2010 and June 2011 (weighted average interest rates of 2.9% and 3.4% at September 30, 2008 and December 31, 2007, respectively)	816,875	876,105

Total debt before unamortized net discounts	3,764,743	3,499,998
Unamortized net discounts	(6,520)	(5,154)

Total consolidated debt	$3,758,223	$3,494,844

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of September 30, 2008 and December 31, 2007, the total gross investment book value of those properties securing the debt was $2.5 billion, including $1.8 billion held in consolidated joint ventures for each period. As of September 30, 2008, $730.9 million of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $651.1 million bore interest at variable rates (with a weighted average interest rate of 4.4%).

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 4, 2008, the Operating Partnership entered into a $230.0 million secured term loan credit agreement that matures on September 4, 2010 and had a weighted average interest rate of 5.35% at September 30, 2008. The Company is a guarantor of the Operating Partnership’s obligations under the term loan facility. The term loan facility carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 130.0 basis points as of September 30, 2008, based on the Operating Partnership’s long-term debt rating. Subsequent to September 30, 2008, the base rate on the term loan was fixed at 2.7% through December 11, 2009 through interest rate swaps. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase.

As of September 30, 2008, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.0% and had an average term of 4.4 years. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at September 30, 2008.

As of September 30, 2008, the Operating Partnership had $403.4 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.5 years. Other debt also includes a $70.0 million non-recourse credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $60.0 million balance outstanding as of September 30, 2008. The Operating Partnership also had $343.4 million outstanding in other non-recourse debt. During the nine months ended September 30, 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of September 30, 2008, with a weighted average interest rate of 3.5%. In February 2008, the Operating Partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the Operating Partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility which bore a weighted average interest rate of 4.9% at September 30, 2008. This facility matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of September 30, 2008, based on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollar. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2008, was $114.2 million and the remaining amount available was $407.3 million, net of outstanding letters of credit of $28.5 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at September 30, 2008.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2008, equaled approximately $518.3 million U.S. dollars and bore a weighted average interest rate of 1.2%. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of September 30, 2008, based on the credit rating of the Operating Partnership’s long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of September 30, 2008. As of September 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2008, was $329.2 million, and the remaining amount available was $189.1 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at September 30, 2008.

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees. The Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of September 30, 2008, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2008, the outstanding balance on this credit facility, using the exchange rates in effect at September 30, 2008, was approximately $373.5 million with a weighted average interest rate of 3.9%, and the remaining amount available was $126.5 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at September 30, 2008.

As of September 30, 2008, the scheduled maturities of the Operating Partnership’s total debt were as follows (dollars in thousands):

		Consolidated
	Operating	Joint	Unsecured
	Partnership	Venture	Senior	Unsecured
	Secured	Secured	Debt	Credit	Other
	Debt	Debt	Securities	Facilities	Debt	Total

2008	$93,166	$25,059	$—	$—	$12,236	$130,461
2009	135,094	99,215	100,000	—	325,873	660,182
2010	307,275	89,365	250,000	443,387	941	1,090,968
2011	14,759	68,780	75,000	373,488	1,014	533,041
2012	2,407	388,419	—	—	61,093	451,919
2013	20,761	42,831	500,000	—	920	564,512
2014	405	2,981	—	—	616	4,002
2015	16,271	17,610	112,491	—	664	147,036
2016	—	16,231	—	—	—	16,231
2017	—	1,272	—	—	—	1,272
Thereafter	—	40,119	125,000	—	—	165,119

Subtotal	590,138	791,882	1,162,491	816,875	403,357	3,764,743
Unamortized net premiums/(discounts)	2,334	55	(8,909)	—	—	(6,520)

Total consolidated debt	$592,472	$791,937	$1,153,582	$816,875	$403,357	$3,758,223

6.	Minority Interests

Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 22.3 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.

The Operating Partnership holds interests in both consolidated and unconsolidated joint ventures. The Operating Partnership determines consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46) or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and SOP 78-9, Accounting for Investments in Real Estate Ventures. For joint ventures that are variable interest entities as defined under FIN 46 where the Operating Partnership is not the primary beneficiary, it does not consolidate the joint venture for financial

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting purposes. Based on the guidance set forth in EITF 04-5, the Operating Partnership consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. The Operating Partnership is the general partner (or equivalent of a general partner in entities not structured as partnerships) in a number of the Operating Partnership’s consolidated joint venture investments. In all such cases, the limited partners in such investments (or equivalent of limited partners in such investments which are not structured as partnerships) do not have rights described in EITF 04-5, which would preclude consolidation. The Operating Partnership consolidates certain other joint ventures where it is not the general partner (or equivalent of a general partner in entities not structured as partnerships) because the Operating Partnership has control over those entities through majority ownership, retention of the majority of economics, and a combination of substantive kick-out rights and/or substantive participating rights. For joint ventures under EITF 04-5 where the Operating Partnership does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Operating Partnership uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes. In such unconsolidated joint ventures, either the Operating Partnership is not the general partner (or general partner equivalent) and does not hold sufficient capital or any rights that would require consolidation or, alternatively, the Operating Partnership is the general partner (or the general partner equivalent) and the other partners (or equivalent) hold substantive participating rights that override the presumption of control.

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at September 30, 2008 and December 31, 2007 (dollars in thousands) were:

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
		Ownership	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Consolidated Joint Ventures	Co-investment Venture Partner	Percentage	2008	2007	2008	2007	2008	2007

Co-investment Ventures AMB/Erie, L.P.(1)	Erie Insurance Company and affiliates	50%	$—	$53,745	$—	$20,026	$—	$—
AMB Partners II, L.P.(2)	City and County of San Francisco Employees’ Retirement System	20%	—	694,490	—	319,956	—	65,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(4)	50%	460,536	454,794	343,088	346,638	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(5)	20%	538,992	529,148	234,238	238,284	60,000	60,000
AMB-AMS, L.P.(3)	PMT, SPW and TNO(6)	39%	157,291	156,468	83,761	83,151	—	—
Other Industrial Operating Ventures		92%	211,637	209,554	21,973	28,570	—	—
Other Industrial Development Ventures		66%	254,874	410,847	108,877	82,403	—	—

Total Consolidated Joint Ventures			$1,623,330	$2,509,046	$791,937	$1,119,028	$60,000	$125,000

(1)	In March 2008, the Operating Partnership and Erie Insurance Company and its affiliates sold their interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P. for a gain of $20.0 million.

(2)	On July 1, 2008, the partners of AMB Partners II, L.P. (previously , a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. No gain or loss was recognized on the contribution.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of September 30, 2008.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,	Redemption/Callable
	2008	2007	Date

Joint venture partners	$282,083	$517,572	N/A
Held through AMB Property II, L.P.:
Class B Limited Partners	31,652	32,244	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total minority interests	$391,296	$627,377

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations, for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Joint venture partners	$4,194	$5,890	$29,393	$21,088
Joint venture partners’ share of development profits	—	—	4,409	1,335
Held through AMB Property II, L.P.:
Class B common limited partnership units	(44)	174	800	1,283
Series D preferred units (liquidation preference of $79,767)	1,431	1,431	4,295	4,367
Series I preferred units (liquidation preference of $25,500)	—	—	—	635

Total minority interests’ share of net income	$5,581	$7,495	$38,897	$28,708

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of September 30, 2008 and December 31, 2007, the aggregate book value of the joint venture minority interests in the accompanying consolidated balance sheets was approximately $282.1 million and $517.6 million, respectively. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $590.0 million at September 30, 2008 and $1.1 billion at December 31, 2007. However, there can be no assurance that these amounts will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the minority joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

7.	Investments in Unconsolidated Joint Ventures

The Operating Partnership’s unconsolidated joint ventures’ net equity investments at September 30, 2008 and December 31, 2007 (dollars in thousands) were:

	September 30, 2008
	Operating
	Partnership’s
	Ownership	Square	September 30,	December 31,
Unconsolidated Joint Ventures	Percentage	Feet	2008(6)	2007(6)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	19%	37,301,250	$187,546	$135,710
AMB Europe Fund I, FCP-FIS(2)	21%	9,174,716	66,974	49,893
AMB Japan Fund I, L.P.(3)	20%	6,281,928	65,995	54,733
AMB-SGP Mexico, LLC(4)	22%	6,324,638	14,663	12,557
AMB DFS Fund I, LLC(5)	15%	1,288,340	19,693	22,004
Other Industrial Operating Joint Ventures(7)	55%	7,669,507	50,877	48,555

Total Unconsolidated Joint Ventures		68,040,379	$405,748	$323,452

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. The net equity investment at September 30, 2008, for AMB Institutional Alliance Fund III, L.P. includes the net equity investment in AMB Partners II, L.P. The assets and liabilities of AMB Partners II, L.P., which were contributed to AMB Institutional Alliance Fund III, L.P., were $628.4 million and $608.2 million, respectively.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the nine months ended September 30, 2008 and 2007.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the nine months ended September 30, 2008 and 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	As a result of its increased ownership in G. Accion, the Operating Partnership began consolidating its interest in G. Accion effective June 13, 2008. On July 18, 2008, the Operating Partnership acquired the remaining equity interest (approximately 42%) in G. Accion. As of September 30, 2008 and December 31, 2007, the Operating Partnership had a 100% consolidated interest and 39% unconsolidated equity interest, respectively, in

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G. Accion, a Mexican real estate company that holds equity method investments. As a wholly-owned subsidiary, G. Accion has been renamed AMB Property Mexico and it continues to provide management and development services for industrial, retail and residential properties in Mexico. Through its investment in AMB Property Mexico, the Operating Partnership holds equity interests in various other unconsolidated ventures totaling approximately $27.9 million as of September 30, 2008. At December 31, 2007, the Operating Partnership had equity interests in G. Accion totaling approximately $32.7 million.

(7)	Other Industrial Operating Joint Ventures includes joint ventures between the Operating Partnership and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Operating Partnership typically owns 50-90% of these joint ventures.

The following table presents summarized income statement information for the Operating Partnership’s unconsolidated joint ventures for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended				For the Three Months Ended
	September 30, 2008				September 30, 2007
			Income (Loss)				Income (Loss)
		Property	from	Net		Property	from	Net
		Operating	Continuing	Income		Operating	Continuing	Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(Loss)	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	$69,480	$(17,517)	$5,859	$5,859	$36,291	$(9,396)	$3,568	$3,500
AMB Europe Fund I, FCP-FIS(2)	28,724	(5,782)	2,876	2,876	15,770	(2,584)	2,059	2,059
AMB Japan Fund I, L.P.(3)	19,757	(4,321)	1,621	1,621	14,000	(3,054)	1,519	1,519
AMB-SGP Mexico, LLC(4)	9,082	(1,541)	(4,716)	(4,716)	7,044	(1,217)	(2,971)	(2,971)
AMB DFS Fund I, LLC(5)	187	(26)	2,911	2,911	—	—	(70)	(70)

Total Co-investment Ventures	127,230	(29,187)	8,551	8,551	73,105	(16,251)	4,105	4,037
Other Industrial Operating Joint Ventures	9,611	(2,011)	1,822	1,822	10,108	(2,454)	3,039	3,097

Total Unconsolidated Joint Ventures	$136,841	$(31,198)	$10,373	$10,373	$83,213	$(18,705)	$7,144	$7,134

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2008				September 30, 2007
			Income (Loss)				Income (Loss)
		Property	from	Net		Property	from	Net
		Operating	Continuing	Income		Operating	Continuing	Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(Loss)	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	$160,623	$(41,205)	$11,989	$11,989	$99,005	$(25,451)	$10,397	$10,351
AMB Europe Fund I, FCP-FIS(2)	76,752	(14,053)	4,452	4,452	18,741	(3,574)	2,735	2,735
AMB Japan Fund I, L.P.(3)	54,712	(11,802)	4,830	4,830	36,348	(7,806)	5,219	5,219
AMB-SGP Mexico, LLC(4)	23,462	(3,824)	(8,590)	(8,590)	16,698	(2,683)	(7,778)	(7,778)
AMB DFS Fund I, LLC(5)	291	(30)	10,185	10,185	—	—	(126)	(126)

Total Co-investment Ventures	315,840	(70,914)	22,866	22,866	170,792	(39,514)	10,447	10,401
Other Industrial Operating Joint Ventures	28,899	(6,273)	19,090	19,090	30,195	(7,536)	10,074	10,098

Total Unconsolidated Joint Ventures	$344,739	$(77,187)	$41,956	$41,956	$200,987	$(47,050)	$20,521	$20,499

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. On July 1, 2008, the partners of AMB Partners II, L.P., (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. The summarized income statement information for the three and nine months ended September 30, 2008 for AMB Institutional Alliance Fund III, L.P. includes the summarized income statement information for AMB Partners II, L.P.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the nine months ended September 30, 2008 and 2007. Amounts for the three and nine months ended September 30, 2007, represent the period from inception (June 12, 2007) through September 30, 2007.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the nine months ended September 30, 2008 and 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

On December 30, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained an approximate 20% interest. This interest increased to approximately 22% upon the Operating Partnership’s acquisition of AMB Property Mexico. During the three months ended September 30, 2008, the Operating Partnership contributed one completed development project totaling approximately 0.5 million square feet to this co-investment venture for approximately $22.8 million. During the nine months ended September 30, 2008, the Operating Partnership contributed three completed development projects totaling approximately 1.4 million square feet to this co-investment venture for approximately $90.5 million. During the nine months ended September 30, 2007, the Operating Partnership recognized a gain of approximately $0.1 million from the contribution of one approximately 0.1 million square foot operating property for $4.6 million. This gain is presented in gains from sale or contribution of real estate interests, net, on consolidated statements of operations. In addition, the Operating Partnership recognized development profits from the contribution of one completed development project aggregating approximately 0.2 million square feet with a contribution value of $14.2 million.

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $466.5 million in U.S. dollars, using the exchange rate at September 30, 2008) for an approximate 80% equity interest. During the three months ended September 30, 2008, the Operating Partnership contributed to this co-investment venture one completed development project, aggregating approximately 0.3 million square feet for approximately $56.3 million. During the nine months ended September 30, 2008, the Operating Partnership contributed to this co-investment venture two completed development projects, aggregating approximately 0.9 million square feet for approximately $174.9 million (using the exchange rate on the date of contribution). During the three and nine months ended September 30, 2007, the Operating Partnership contributed to this co-investment venture one completed development project, aggregating approximately 0.5 million square feet for approximately $84.4 million (using the exchange rate on the date of contribution).

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 17, 2006, the Operating Partnership formed AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), in which the Operating Partnership retained an approximate 15% interest. The co-investment venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Operating Partnership identifies as its target markets. GE and the Operating Partnership have committed $425.0 million and $75.0 million of equity, respectively. During the nine months ended September 30, 2007, the Operating Partnership contributed approximately 82 acres of land with a contribution value of approximately $30.3 million to this co-investment venture.

Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment because of changes to the partnership agreement regarding its rights as the general partner effective October 1, 2006. During the three months ended September 30, 2008, the Operating Partnership contributed to this co-investment venture one completed development project, aggregating approximately 1.3 million square feet for approximately $92.3 million. During the nine months ended September 30, 2008, the Operating Partnership contributed to this co-investment venture one approximately 0.8 million square foot operating property and four completed development projects, aggregating approximately 2.7 million square feet, for approximately $274.3 million. For the nine months ended September 30, 2007, the Operating Partnership contributed one approximately 0.2 million square foot operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million.

On June 12, 2007, the Operating Partnership formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which the Operating Partnership retained an approximate 21% interest. The institutional investors have committed approximately 263.0 million Euros (approximately $370.6 million in U.S. dollars, using the exchange rate at September 30, 2008) for an approximate 79% equity interest. During the nine months ended September 30, 2008, the Operating Partnership contributed to this co-investment venture one development project, aggregating approximately 0.1 million square feet, for approximately $25.9 million (using the exchange rate on the date of contribution). During the three months ended September 30, 2007, the Operating Partnership contributed to this co-investment venture three development projects for approximately $133.4 million (using the exchange rate on the date of contribution) aggregating approximately 0.9 million square feet. During the nine months ended September 30, 2007, the Operating Partnership contributed approximately 4.2 million square feet of operating properties and approximately 1.4 million square feet of completed development projects to this co-investment venture for approximately $717.4 million (using the exchange rates on the dates of contribution).

During the nine months ended September 30, 2008, the Operating Partnership recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

During the three months ended September 30, 2008, the Operating Partnership recognized development profits of approximately $27.4 million, as a result of the contribution of three completed development projects, aggregating approximately 2.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During the nine months ended September 30, 2008, the Operating Partnership recognized development profits of approximately $73.4 million, as a result of the contribution of ten completed development projects, aggregating approximately 5.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC.

As a result of the contribution of four completed development projects to AMB Europe Fund I, FCP-FIS, and AMB Japan Fund I, L.P., the Operating Partnership recognized development profits of approximately $39.8 million

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Operating Partnership recognized development profits of approximately $74.8 million, as a result of the contribution of twelve completed development projects and approximately 82 acres of land to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P.

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

In August 2008 a subsidiary of the Operating Partnership sold its approximate 5% interest in IAT Air Cargo Facilities Income Fund, a Canadian income trust specializing in aviation-related real estate at Canada’s international airports as part of a tender offer for interests in the income trust. This equity investment of approximately $2.1 million (valued as of December 31, 2007) was included in other assets on the consolidated balance sheets as December 31, 2007.

8.	Partners’ Capital

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common limited partnership units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common limited partnership units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the nine months ended September 30, 2008, the Operating Partnership exchanged 309,591 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

As of September 30, 2008, the Operating Partnership had outstanding 98,101,795 common general partnership units; 2,424,303 common limited partnership units; 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the distributions paid or payable per unit:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,
Paying Entity	Security	2008	2007	2008	2007

Operating Partnership	Common limited partnership units	$0.520	$0.500	$1.560	$1.500
Operating Partnership	Series J preferred units	n/a	n/a	n/a	$1.005
Operating Partnership	Series K preferred units	n/a	n/a	n/a	$1.005
AMB Property II, L.P.	Class B common limited partnership units	$0.520	$0.500	$1.560	$1.500
AMB Property II, L.P.	Series D preferred units	$0.898	$0.898	$2.693	$2.738
AMB Property II, L.P.	Series I preferred units	n/a	n/a	n/a	$1.244

In December 2007, the Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the nine months ended September 30, 2008, the Company repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. The Operating Partnership cancelled a corresponding number of common general partnership units on a one-for-one basis. The Company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

As of September 30, 2008, the Company and the Operating Partnership have stock incentive plans that have approximately 8.3 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants during the nine months ended September 30, 2008:

For the Nine Months Ended September 30, 2008
Dividend	Expected	Risk-free	Expected	Fair
Yield	Volatility	Interest Rate	Life (Years)	Value

3.6% - 4.5%	25.5% - 33.5%	2.7% - 3.5%	4.75 - 7.50	$7.91 - $14.37

As of September 30, 2008, approximately 6,422,704 options and 905,220 non-vested stock awards were outstanding under the plans. There were 753,771 stock options granted, 129,507 options exercised, and 57,337 options forfeited during the nine months ended September 30, 2008. There were 483,627 restricted stock awards made during the nine months ended September 30, 2008, 225,664 non-vested stock awards that vested and 5,581 non-vested stock awards that were forfeited during the nine months ended September 30, 2008. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the quarter ended September 30, 2008 was $49.37-$49.77. The unamortized expense for restricted stock as of September 30, 2008 was $31.7 million. As of September 30, 2008, the Operating Partnership had $6.8 million of total unrecognized compensation cost related to unvested options granted under the Operating Partnership’s stock incentive plans which is expected to be recognized over a weighted average period of 1.8 years.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Per Unit

When the Company issues common shares upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Company on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the three and nine months ended September 30, 2008 and 2007 were stock options and shares of restricted stock granted under the Company’s and the Operating Partnership’s stock incentive plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted income per common unit is presented below (in thousands, except unit and per unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Numerator
Income from continuing operations	$28,983	$68,585	$148,358	$212,476
Preferred unit distributions	(3,952)	(3,952)	(11,856)	(13,464)
Preferred unit redemption issuance costs	—	(3)	—	(2,930)

Income from continuing operations (after preferred unit distributions and preferred unit redemption issuance costs)	25,031	64,630	136,502	196,082
Total discontinued operations	173	7,312	4,429	14,166

Net income available to common unitholders	$25,204	$71,942	$140,931	$210,248

Denominator
Basic	101,119,207	102,917,908	101,312,811	101,229,730
Stock options and restricted stock dilution(1)	1,803,166	2,191,960	2,117,610	2,547,617

Diluted weighted average common units	102,922,373	105,109,868	103,430,421	103,777,347

Basic income per common unit
Income from continuing operations (after preferred unit distributions and preferred unit redemption issuance costs)	$0.25	$0.63	$1.35	$1.94
Discontinued operations	—	0.07	0.04	0.14

Net income available to common unitholders	$0.25	$0.70	$1.39	$2.08

Diluted income per common unit
Income from continuing operations (after preferred unit distributions and preferred unit redemption issuance costs)	$0.24	$0.61	$1.32	$1.89
Discontinued operations	—	0.07	0.04	0.14

Net income available to common unitholders	$0.24	$0.68	$1.36	$2.03

(1)	Excludes anti-dilutive stock options of 2,021,612 and 1,735,402, for the three and nine months ended September 30, 2008, respectively. Excludes anti-dilutive stock options of 1,100,332 and 530,456, for the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three and nine months ended September 30, 2007, respectively. These weighted average units relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

10.	Segment Information

The Operating Partnership has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Operating Partnership evaluates its performance:

•	Real Estate Operations. The Operating Partnership operates industrial properties and manages its business by geographic markets. Such industrial properties are typically comprised of multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Operating Partnership owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Operating Partnership’s development business is included under real estate operations. It primarily consists of the Operating Partnership’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Operating Partnership has an ownership interest and for which the Operating Partnership acts as manager, or that are sold to third parties. The Operating Partnership evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from sale or contribution of real estate interests or development profits, as appropriate.

•	Private Capital. The Operating Partnership, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from the Operating Partnership’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Operating Partnership’s U.S. and Mexico funds and co-investment ventures, the Operating Partnership typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Operating Partnership earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 1.5% of 65% of the committed equity during the investment period and then 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Operating Partnership earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Notes to the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Financial Statements in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Operating Partnership evaluates performance based upon private capital income.

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Profits
	For the Three Months		For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2008	2007	2008	2007	2008	2007

U.S. Markets
Southern California	$25,379	$27,830	$20,406	$22,114	$20,456	$1,424
No. New Jersey/New York	14,811	18,869	10,433	13,227	—	—
San Francisco Bay Area	20,477	23,684	14,879	18,051	—	6,705
Chicago	10,522	13,768	7,035	9,735	—	350
On-Tarmac	13,086	13,472	7,557	7,735	—	—
South Florida	10,019	10,336	6,419	7,038	—	—
Seattle	6,157	9,940	4,815	7,844	—	—
Non-U.S. Markets
Europe	2,431	1,773	1,782	1,269	—	23,402
Japan	6,648	2,185	4,727	1,979	4,016	16,417
Other Markets	41,670	36,018	28,484	25,473	3,554	—

Total markets	151,200	157,875	106,537	114,465	28,026	48,298
Straight-line rents and amortization of lease intangibles	3,010	3,817	3,010	3,817	—	—
Discontinued operations	(1,217)	(3,887)	(711)	(3,141)	—	—
Private capital income	9,502	7,564	—	—	—	—

Total	$162,495	$165,369	$108,836	$115,141	$28,026	$48,298

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues		Property NOI(2)		Development Profits
	For the Nine Months		For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2008	2007	2008	2007	2008	2007

U.S. Markets
Southern California	$80,249	$81,677	$63,258	$64,712	$21,563	$10,764
No. New Jersey/New York	50,692	54,420	35,761	37,302	—	—
San Francisco Bay Area	63,636	66,372	46,647	51,774	—	6,705
Chicago	39,466	40,248	25,640	27,956	2,964	3,018
On-Tarmac	39,438	40,351	22,220	22,717	—	—
South Florida	26,200	32,107	20,141	21,521	7,038	4,422
Seattle	26,050	28,370	20,802	22,169	7,236	5,161
Non-U.S. Markets
Europe	3,909	23,596	2,746	19,082	9,003	39,209
Japan	19,722	2,273	14,709	1,820	17,332	16,417
Other Markets	131,416	108,266	89,480	77,524	11,112	3,790

Total markets	480,778	477,680	341,404	346,577	76,248	89,486
Straight-line rents and amortization of lease intangibles	9,050	8,767	9,050	8,767	—	—
Discontinued operations	(2,757)	(11,695)	(1,758)	(9,377)	—	—
Private capital income	60,838	22,007	—	—	—	—

Total	$547,909	$496,759	$348,696	$345,967	$76,248	$89,486

(1)	The markets included in U.S. markets are a subset of the Operating Partnership’s regions defined as East, Southwest and West Central in the Americas. Japan is a part of the Operating Partnership’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Property NOI	$108,836	$115,141	$348,696	$345,967
Private capital revenues	9,502	7,564	60,838	22,007
Depreciation and amortization	(46,985)	(40,628)	(129,493)	(121,641)
General and administrative	(34,415)	(35,145)	(103,361)	(95,259)
Fund costs	(312)	(261)	(919)	(779)
Impairment losses	—	—	—	(257)
Other expenses	1,088	(944)	1,926	(2,995)
Development profits, net of taxes	28,026	48,298	76,248	89,486
Gains from dispositions of real estate interests	—	—	19,967	74,843
Equity in earnings of unconsolidated joint ventures	5,372	3,425	14,359	7,286
Other income	(4,229)	7,956	(51)	20,012
Interest, including amortization	(32,319)	(29,326)	(100,955)	(97,486)
Total minority interests’ share of income	(5,581)	(7,495)	(38,897)	(28,708)
Total discontinued operations	173	7,312	4,429	14,166

Net income	$29,156	$75,897	$152,787	$226,642

The Operating Partnership’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	September 30,	December 31,
	2008	2007

U.S. Markets
Southern California	$816,238	$925,771
No. New Jersey/New York	531,420	637,356
San Francisco Bay Area	787,087	777,964
Chicago	322,202	453,086
On-Tarmac	188,521	201,235
South Florida	381,370	384,110
Seattle	195,947	383,893
Non-U.S. Markets
Europe	466,511	254,740
Japan	666,691	717,586
Other Markets	2,189,898	1,891,077

Total markets	6,545,885	6,626,818
Investments in unconsolidated joint ventures	433,649	356,194
Non-segment assets	338,284	279,391

Total assets	$7,317,818	$7,262,403

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Commitments

Lease Commitments.  The Operating Partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of one to 55 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of September 30, 2008, the Operating Partnership had provided approximately $36.5 million in letters of credit, of which $28.5 million was provided under its $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of September 30, 2008, the Operating Partnership had outstanding guarantees and contribution obligations in the aggregate amount of $696.9 million as described below.

As of September 30, 2008, the Operating Partnership had outstanding guarantees in the amount of $33.2 million in connection with certain acquisitions. As of September 30, 2008, the Operating Partnership also guaranteed $25.9 million and $177.1 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Operating Partnership has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Operating Partnership to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Operating Partnership’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Operating Partnership’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Operating Partnership’s potential obligations under these contribution agreements total $260.6 million as of September 30, 2008.

On May 30, 2008, the Operating Partnership entered into a 142.0 million Euros 364-day multi-currency revolving facility agreement (approximately $200.1 million in U.S. dollars, using the exchange rate at September 30, 2008) and related guarantee as loan guarantor with the Operating Partnership’s affiliate AMB Fund Management S.à. r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of the Operating Partnership’s European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates and ING Real Estate Finance N.V. The facility agreement provides that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $200.1 million in U.S. dollars, using the exchange rate at September 30, 2008) all of which are repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement are guaranteed by the Operating Partnership and there were no borrowings under the facility agreement at September 30, 2008. AMB Fund Management S.á. r.l. on behalf of AMB Europe Fund I, FCP-FIS has indemnified the Operating Partnership for all of its obligations under the guarantee.

Performance and Surety Bonds.  As of September 30, 2008, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $11.3 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, our inability to obtain necessary permits and financing, our inability to lease properties at all or at favorable rents and terms, public opposition to these activities, as well as the risks associated with our expansion of and increased investment in our development business);

•	our failure to contribute properties to our co-investment ventures due to such factors as our inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or our co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as future redemptions;

•	risks and uncertainties relating to the disposition of properties to third parties and our ability to effect such transactions on advantageous terms;

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of opening offices globally (including increasing headcount);

•	a continued or prolonged downturn in the California, U.S., or the global economy or real estate conditions and other financial market fluctuations;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	our failure to successfully integrate acquired properties and operations;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	risks related to our obligations in the event of certain defaults under co-investment venture and other debt;

•	our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	our failure to maintain our current credit agency ratings or comply with our debt covenants;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with our tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures; and

•	environmental uncertainties and risks related to natural disaster.

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, and any amendments thereto. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.

Unless the context otherwise requires, the terms “AMB,” “we,” “us” and “our” refer to AMB Property, L.P. and our controlled subsidiaries. The following marks are the registered trademarks of AMB Property Corporation, our general partner: AMB® ; and High Throughput Distribution® (HTD® ).

THE COMPANY

We acquire, develop and operate industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD® ) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager and which we currently intend to hold for the long-term. We use the term “joint venture” to describe all joint ventures, including co-investment ventures, with real estate developers, other real estate operators, or institutional investors where we may or may not have control, act as the manager and/or developer, earn asset management distributions or fees, or earn incentive distributions or promoted interests. In certain cases, we might provide development, leasing property management and/or accounting services, for which we may receive compensation. We use the term “co-investment venture” to describe joint ventures with institutional investors, managed by us, from which we receive acquisition fees for third-party acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promoted interests.

As of September 30, 2008, AMB Property Corporation owned an approximate 96.4% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

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

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. Our other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo. As of September 30, 2008, we employed 716 individuals: 206 in our San Francisco headquarters, 55 in our Boston office, 63 in our Tokyo office, 59 in our Amsterdam office, 76 in our Mexico City office and the remainder in our other offices. Our website address is http://www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. Our general partner’s Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC.

Investment Strategy

Our strategy focuses on providing industrial distribution warehouse space to customers whose businesses are tied to global trade and who value the efficient movement of goods through the global supply chain, primarily in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. According to the World Trade Organization, global trade has grown by more than three times the world gross domestic product growth rate over the past 30 years. Infill submarkets typically offer substantial consumer concentrations, proximity to large clusters of distribution facility users and significant labor pools, and are generally located near key international passenger and cargo airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, a substantial majority of our portfolio of industrial properties is located in our target markets, and much of this is in infill submarkets within our target markets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

In many of our target markets, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than the storage of goods. Our investment focus on HTD® assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics help our customers to reduce their costs and become more efficient in their delivery systems. Our customers include air express, logistics and freight forwarding companies that have time-sensitive needs, and that value facilities located in convenient proximity to transportation infrastructure, such as major airports and seaports.

As of September 30, 2008, we owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 158.4 million square feet (14.7 million square meters) in 49 markets within 15 countries. Additionally, as of September 30, 2008, we managed, but did not have an ownership interest in, industrial and other properties totaling approximately 1.1 million rentable square feet.

Of the approximately 158.4 million square feet as of September 30, 2008:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned or partially owned approximately 129.6 million square feet (principally, warehouse distribution buildings) that were 95.4% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated co-investment ventures, we had investments in 57 development projects, which are expected to total approximately 17.9 million square feet upon completion;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned 14 development projects, totaling approximately 3.5 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.3 million square feet; and

•	we held approximately 0.1 million square feet through a ground lease, which is the location of our global headquarters.

Operating Strategy

We believe that real estate is fundamentally a local business and is best operated by local teams in each market. We manage our portfolio of properties generally through direct property management performed by our own employees. Additionally, within our flexible operating model, we may, from time to time, establish relationships with third-party real estate management firms, brokers and developers that provide some property-level administrative and management services under our direction. We intend to continue to increase utilization of internal management resources in target markets to achieve operating efficiencies and expose our customers to the broadening array of AMB’s service offerings, including access to multiple locations worldwide and build-to-suit developments. We actively manage our portfolio, whether directly or with an alliance partner, by establishing leasing strategies, negotiating lease terms, pricing, and level and timing of property improvements.

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

Growth through Development

We think that the development, redevelopment and expansion of well-located, high-quality industrial properties generally provide us with attractive investment opportunities at higher rates of return than may be obtained from the purchase of existing properties. Through the deployment of our in-house development and redevelopment expertise, we seek to create value both through new construction and the acquisition and management of redevelopment opportunities. Additionally, we believe that our historical focus on infill locations creates a unique opportunity to enhance value through the select conversion of industrial properties to higher and better uses, within our value-added conversion business. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from industrial distribution warehouse to a higher and better use, such as office, retail or residential. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment require significant capital investment, to maximize their returns. Completed development and redevelopment properties are generally contributed to our co-investment ventures and held in our owned and managed portfolio or sold to third parties. Value-added conversion properties are generally sold to third parties at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. We think our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our employees have specific experience in real estate development, both with us and with local, national or international development firms.

Over the past several years, we have significantly expanded our development staff. We pursue development projects directly and in co-investment ventures and development joint ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.

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

Growth through Global Expansion

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in markets outside the United States based on annualized base rent. Expansion into target markets outside the United States represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities to customers who value speed-to-market over storage. We think that our established customer relationships, our contacts in the air cargo, shipping and logistics industries, our underwriting of markets and investments, our in-house expertise and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part I, Item 1: Note 10 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or other joint ventures. Our co-investment ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Generally, we will own a 10-50% interest in our co-investment ventures. As of September 30, 2008, we owned approximately 78.9 million square feet of our properties (49.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures.

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

Global Market and Economic Conditions

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and declining real estate market have contributed to increased market volatility and diminished expectations for the global economy. In the third quarter, added concerns fueled by the failure of several large financial institutions and government interventions in the credit markets led to increased market uncertainty and instability in the capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to unprecedented levels of volatility in the capital markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. As of September 30, 2008, we had $722.9 million available for future borrowings under our three multi-currency lines of credit and had cash and cash equivalents of $285.9 million. In addition, our current maturity schedule is laddered and geographically diversified. While we believe that we have sufficient working capital and capacity under our credit facilities to continue our business operations as usual in the short-term, continued turbulence in the global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue in the long-term, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs.

In addition, a continued increase in the cost of credit and inability to access the capital and credit markets may have adverse effects on the occupancy of our properties, the disposition of our properties, private capital raising and contribution of properties to our co-investment ventures. For example, an inability to fully lease our properties may result in such properties not meeting our investment criteria for contributions to our co-investment ventures. If we are unable to contribute completed development properties to our co-investment ventures or sell our completed development projects to third parties, we will not be able to recognize gains from the contribution or sale of such properties and, as a result, our net income available to our common stockholders and our funds from operations will decrease. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers may adversely impact our business and financial condition. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of buyers or our co-investment ventures to obtain financing on favorable terms to acquire such properties or cause potential buyers to not complete acquisitions of such properties. The market uncertainty with respect to capitalization rates and real estate valuations also adversely impacts our net asset value.

Real Estate Operations

Real estate fundamentals in the United States continued to weaken in the third quarter of 2008 as the national economy slowed further. We are anticipating that the U.S. and global economies will weaken further for the remainder of the year and into 2009. Customer decision-making has continued to slow, as commitments for new space are being eliminated or put on hold with only time critical leasing decisions being made. According to data provided by Torto Wheaton Research, availability in the United States was 10.7% for the quarter ended September 30, 2008, up 40.0 basis points from the prior quarter and 140.0 basis points from the third quarter of 2007. Also, according to Torto Wheaton Research, absorption was negative 8.3 million square feet in the third quarter of 2008, whereas construction completions were 44.5 million square feet, up from 42.8 million square feet in the prior quarter. Year-to-date, absorption was negative 50.7 million square feet, the worst since the third quarter of 2002. We believe that net absorption for the fourth quarter of 2008 will remain negative with the possibility of positive absorption in the second half of 2009.

We think the strongest industrial markets in the United States continue to be the major coastal markets tied to global trade, including Southern California, which is our largest market, Seattle and New York/Northern New Jersey. While demand has weakened notably across the U.S., due primarily to the weakening economy, we believe our coastal markets will continue to outperform other U.S. industrial markets, particularly in the infill submarkets where our industrial properties are concentrated. Outside the United States, we believe that the Toronto and central Mexico markets will continue to experience steady demand and occupancy levels, and that customer demand for distribution facilities in our Europe infill markets will remain relatively healthy. In Japan, we expect that customer requirements for upgraded distribution space to modern, large floor-plate facilities will continue to support demand in our infill markets. With the continued growth of trade flows into and out of China, we believe demand should remain steady in China’s seaport and gateway markets.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties for the quarters ended September 30, 2008 and 2007:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

For the quarter ended September 30, 2008:
Rentable square feet	110,726,254	9,748,614	9,144,049	129,618,917
Occupancy percentage at period end(3)	95.4%	96.2%	95.4%	95.4%
Trailing four quarter same space square footage leased	17,493,291	415,368	506,126	18,414,785
Trailing four quarter rent change on renewals and rollovers(2)(3)	4.8%	(14.8)%	4.1%	4.1%
For the quarter ended September 30, 2007:
Rentable square feet	99,483,418	7,052,701	7,494,320	114,030,439
Occupancy percentage at period end(3)	95.7%	94.4%	93.7%	95.5%
Trailing four quarter same space square footage leased	16,939,479	690,569	366,227	17,996,275
Trailing four quarter rent change on renewals and rollovers(2)(3)	4.4%	7.6%	(0.6)%	4.4%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager and which we currently intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(3)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2008 was 95.1%, 78.7% and 96.1%, and trailing four quarter rent change on renewals and rollovers at period end for 2008 was 4.4%, n/a and 11.9%, respectively. On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2007 was 96.3%, n/a and 89.2%, and trailing four quarter rent change on renewals and rollovers at period end for 2007 was 4.3%, n/a and (7.8%), respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

Although the economy continued to slow, we were able to improve occupancy levels. Our owned and managed portfolio occupancy at September 30, 2008 was 95.4%, up from 95.2% at June 30, 2008, while average occupancy was 95.3%, up from 94.6% in the second quarter of 2008. During the three months ended September 30, 2008, rent on renewed and re-leased space in our operating portfolio increased 4.8% on an owned and managed basis, excluding expense reimbursements, rental abatements, percentage rents and straight-line rents. Rental rates on lease renewals and rollovers in our portfolio increased 4.1% for the trailing four quarters ended September 30, 2008. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, grew by 3.0% and 3.5%, respectively, on an owned and managed basis. Excluding the impact of foreign currency exchange rate movements against the U.S. dollar, cash-basis same store net operating income without the effect of lease termination fees increased 1.7% during the three months ended September 30, 2008. During the nine months ended September 30, 2008, cash-basis same store net operating income, with and without the effect of lease termination fees, increased by 4.6% and 4.9%, respectively, on an owned and managed basis. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income.

Development Business

Our development business consists of conventional development, build-to-suit development, redevelopment, land sales, and value-added conversions. We generate earnings from our development business through the disposition or contribution of projects from these activities.

Despite the cyclical downturn in the U.S. and global economies, we believe that, over the long-term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Europe and Asia. To capitalize on this demand, we intend to opportunistically develop in many of our global markets and expand into new markets around the world that are essential to global trade. 63% of our 2008 development starts are outside the United States. However, given the uncertainty of the global economy, we have reduced our 2008 development starts, and we expect that our development starts in 2009 will be reduced further from 2008 levels and will be more heavily focused on emerging markets. We also will continue to redevelop existing industrial buildings opportunistically by investing significant amounts of capital to enhance the functionality of the properties to meet current industrial market demands. In addition to our committed development pipeline, we hold a total of 2,590 acres of land for future development or sale, approximately 87% of which is located in North America. We currently estimate that these 2,590 acres of land could support approximately 46.0 million square feet of future development. Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets based on owned and managed annualized base rent.

We believe that our historical investment focus on industrial real estate in some of the world’s most strategic infill markets positions us to create value through the select conversion of industrial properties to higher and better uses (value-added conversions). Generally, we expect to sell to third parties these value-added conversion projects at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. Value-added conversions involve the repurposing of industrial properties to a higher and better use, including office, residential, retail, research & development or manufacturing. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate higher and better use and as such, little to no residual value is ascribed to the industrial building. Due to dislocation in the housing industry, we do not believe that this is the optimal time to market certain value-added conversion projects, in particular, those intended to include a residential component. We remain committed to the viability of this development activity and believe that a well-timed approach to executing value-added conversion transactions will enhance stockholder value over the long-term.

Private Capital Business

Since the initial public offering of our general partner in 1997, we have formed eleven co-investment ventures and raised over $3.1 billion of private capital from third parties as equity in such co-investment ventures. Eight of these co-investment ventures are still active in the United States, Mexico, Europe and Japan: AMB Institutional

Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P., AMB-SGP Mexico, LLC, AMB DFS Fund I, LLC, AMB-SGP, L.P., AMB Institutional Alliance Fund II, L.P., and AMB-AMS, L.P.

We believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment ventures, we expect to recognize value creation from our development pipeline. In anticipation of the formation of future co-investment ventures, we may also hold acquired and newly developed properties for contribution to such future co-investment ventures.

Equityholders in two of our co-investment ventures, AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Institutional Alliance Fund III, L.P. is currently exercisable, and as of September 30, 2008, this co-investment venture had $172.1 million of outstanding redemption requests based on the co-investment venture’s net asset value at June 30, 2008. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2010. Although such redemption rights generally do not require the co-investment ventures to allocate newly acquired capital to cover redemption activity, there can be no assurance that such allocation will not occur and will not occur in such magnitude that will affect our contribution of properties to the ventures.

As of September 30, 2008, we owned approximately 78.9 million square feet of our properties (49.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so. Given the current economic environment, however, the pace of new private capital commitments has slowed significantly.

Summary of Key Transactions

During the three months ended September 30, 2008, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, seven properties in the Americas and Asia aggregating approximately 1.6 million square feet for $139.6 million, including four properties aggregating approximately 0.7 million square feet for $70.6 million through unconsolidated co-investment ventures and three properties aggregating approximately 0.9 million square feet for $69.0 million acquired directly by us;

•	Committed to seven new development projects in the Americas and Europe totaling 1.6 million square feet with an estimated total investment of approximately $132.3 million;

•	Acquired 90 acres of land for development in the Americas, Europe and Asia for approximately $40.1 million;

•	Contributed three completed development projects aggregating approximately 2.1 million square feet to AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, and AMB Japan Fund I, L.P., all unconsolidated co-investment ventures;

•	On July 1, 2008, the partners of AMB Partners II, L.P. contributed their interests in AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture; and

•	On July 18, 2008, acquired the remaining equity interest (approximately 42%) in G. Accion, S.A. de C.V. (“G. Accion”), a Mexican real estate company, increasing our equity interest from approximately 58% to 100%.

During the nine months ended September 30, 2008, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, 20 properties in the Americas, Asia and Europe aggregating approximately 5.1 million square feet for $530.7 million, including 11 properties aggregating approximately 2.5 million square feet for $326.2 million through unconsolidated co-investment ventures and nine properties aggregating approximately 2.6 million square feet for $204.5 million acquired directly by us;

•	Committed to 20 new development projects in the Americas, Europe and Asia totaling approximately 6.0 million square feet with an estimated total investment of approximately $465.2 million;

•	Acquired 332 acres of land for development in the Americas, Europe and Asia for approximately $159.3 million;

•	Sold development projects aggregating approximately 0.2 million square feet, including 0.1 million square feet that was held in an unconsolidated co-investment venture, and one seven-acre parcel of land that was held in an unconsolidated co-investment venture, for an aggregate sale price of $70.1 million;

•	Contributed ten completed development projects aggregating approximately 5.1 million square feet to AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, AMB Europe Fund I, FCP-FIS, and AMB Japan Fund I, L.P., all unconsolidated co-investment ventures;

•	On June 13, 2008, acquired approximately 19% and on July 18, 2008, acquired the remaining equity interest (approximately 42%) in G. Accion, a Mexican real estate company, increasing our equity interest from approximately 39% to 100%; and

•	On July 1, 2008, the partners of AMB Partners II, L.P. contributed their interests in AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended September 30, 2008, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our consolidated joint ventures of $25.1 million with a weighted average interest rate of 5.9%;

•	Obtained $24.9 million of secured debt (using the exchange rates in effect at September 30, 2008) with a weighted average interest rate of 5.9% for international assets;

•	On July 1, 2008, the partners of AMB Partners II, L.P. contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P., in exchange for interests in AMB Institutional Alliance Fund III, L.P. At the contribution date, the outstanding balance of the $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P. was repaid in full and the facility was terminated. Additionally, AMB Institutional Alliance Fund III, L.P., assumed $314.4 million of secured debt with a weighted average interest rate of 6.1%; and

•	Obtained a $230.0 million secured term loan facility, which had a balance of $230.0 million outstanding as of September 30, 2008 and a weighted average interest rate of 5.35%.

During the nine months ended September 30, 2008, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our consolidated joint ventures of $55.4 million with a weighted average interest rate of 5.8%;

•	Assumed $36.4 million secured debt for our joint ventures with a weighted average interest rate of 8.6%;

•	Obtained $141.8 million of secured debt (using the exchange rates in effect at the applicable quarter end dates) with a weighted average interest rate of 2.7% for international assets;

•	Sold $325.0 million aggregate principal amount of our senior unsecured notes under our Series C medium-term note program;

•	Paid off $175.0 million of medium-term notes which matured in June 2008 and had an interest rate of 7.10%;

•	Obtained and paid off a $100.0 million unsecured money market loan which matured in June 2008 and had an interest rate of 3.6%;

•	Obtained and paid off a $100.0 million unsecured money market loan, which matured in September 2008 and had an interest rate of 3.4%;

•	Obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of September 30, 2008, with a weighted average interest rate of 3.5%;

•	AMB Property Corporation repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million, at a weighted average price of $49.64 per share, which was paid by us in exchange for the cancellation of approximately 1.8 million common general partnership units;

•	On July 1, 2008, the partners of AMB Partners II, L.P. contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P., in exchange for interests in AMB Institutional Alliance Fund III, L.P. At the contribution date, the outstanding balance of the $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P. was repaid in full and the facility was terminated. Additionally, AMB Institutional Alliance Fund III, L.P., assumed $314.4 million of secured debt with a weighted average interest rate of 6.1%; and

•	Obtained a $230.0 million secured term loan facility, which had a balance of $230.0 million outstanding as of September 30, 2008, and a weighted average interest rate of 5.35%.

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

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2006 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). As of September 30, 2008, the same store industrial pool consisted of properties aggregating approximately 100.9 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions, and expenses may vary materially from historical results. Acquisition and disposition activity for the three and nine months ended September 30, 2008 and 2007 was as follows.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Acquired:
Number of properties	3	2	9	6
Square feet (in thousands)	941	305	2,630	666
Acquisition cost (in thousands)	$68,989	$18,635	$204,533	$55,459
Sold or Contributed:
Number of properties	6	7	20	21
Square feet (in thousands)	2,143	1,423	6,062	7,812

For the Three Months Ended September 30, 2008 and 2007 (dollars in millions):

	For the Three Months Ended September 30,
Revenues	2008	2007	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$123.4	$141.9	$(18.5)	(13.0)%
2008 acquisitions	0.1	—	0.1	100.0%
2007 acquisitions	0.3	0.1	0.2	200.0%
Development	1.8	0.5	1.3	260.0%
Other industrial	4.6	0.9	3.7	411.1%
Non-U.S. industrial	22.8	14.4	8.4	58.3%

Total rental revenues	153.0	157.8	(4.8)	(3.0)%
Private capital revenues	9.5	7.6	1.9	25.0%

Total revenues	$162.5	$165.4	$(2.9)	(1.8)%

U.S. industrial same store rental revenues decreased $18.5 million from the prior year for the three-month period due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the three months ended September 30, 2007 would have been $122.7 million if AMB Partners II, L.P. had been contributed as of July 1, 2007. The increase of $0.7 million, had AMB Partners II, L.P. been contributed at September 30, 2007, was primarily due to higher rent levels during the third quarter of 2008. The increase in rental revenues from development of $1.3 million is primarily due to an increase in the number of projects in our development pipeline and increased occupancy at several of our development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these revenues of $3.7 million reflects the number of projects that have reached these levels of operation and higher rent levels during the third quarter of 2008. The increase in revenues from non-U.S. industrial properties of $8.4 million was primarily due to the acquisition of 2.2 million square feet of operating properties between September 30, 2007 and September 30, 2008. The increase in private capital revenues of $1.9 million was primarily due to an increase in asset management fees as a result of an increase in total assets under management, partially offset by a decrease in acquisition fees.

	For the Three Months Ended September 30,
Costs and Expenses	2008	2007	$ Change	% Change

Property operating costs:
Rental expenses	$25.8	$23.3	$2.5	10.7%
Real estate taxes	18.4	19.4	(1.0)	(5.2)%

Total property operating costs	$44.2	$42.7	$1.5	3.5%

Property operating costs
U.S. industrial:
Same store	$33.8	$38.6	$(4.8)	(12.4)%
2008 acquisitions	0.1	—	0.1	100.0%
2007 acquisitions	0.1	(0.1)	0.2	200.0%
Development	1.4	0.5	0.9	180.0%
Other industrial	1.7	0.3	1.4	466.7%
Non-U.S. industrial	7.1	3.4	3.7	108.8%

Total property operating costs	44.2	42.7	1.5	3.5%
Depreciation and amortization	47.0	40.6	6.4	15.8%
General and administrative	34.4	35.1	(0.7)	(2.0)%
Fund costs	0.3	0.3	—	—%
Other expenses	(1.1)	0.9	(2.0)	(222.2)%

Total costs and expenses	$124.8	$119.6	$5.2	4.3%

Same store properties’ operating expenses decreased $4.8 million from the prior year for the three-month period primarily due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the three months ended September 30, 2007 would have been $33.8 million if AMB Partners II, L.P. had been contributed as of July 1, 2007. The increase in development operating costs of $0.9 million is primarily due to an increase in the number of projects in our development pipeline and increased operations in certain development projects. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in these costs of $1.4 million during the three months ended September 30, 2008 was primarily due to an increase in the number of projects that have reached these levels of operation and are not yet part of the same store operating pool of properties. The increase in property operating costs for non-U.S. industrial properties of $3.7 million was primarily due to the acquisition of 2.2 million square feet of operating properties between September 30, 2007 and September 30, 2008. The increase in depreciation and amortization expense of $6.4 million was due to the increase in our net investment in real estate year over year as well as recognizing $4.3 million of depreciation expense resulting from the reclassification of $76.7 million of properties from properties held for contribution to investments in other real estate. The decrease in other expenses of $2.0 million is primarily due to a loss on our non-qualified deferred compensation plans during the three months ended September 30, 2008, compared to a gain during the three months ended September 30, 2007.

	For the Three Months Ended September 30,
Other Income and (Expenses)	2008	2007	$ Change	% Change

Development profits, net of taxes	$28.0	$48.3	$(20.3)	(42.0)%
Equity in earnings of unconsolidated joint ventures, net	5.4	3.4	2.0	58.8%
Other income	(4.2)	8.0	(12.2)	(152.5)%
Interest expense, including amortization	(32.3)	(29.3)	3.0	10.2%

Total other income and (expenses), net	$(3.1)	$30.4	$(33.5)	110.2%

Development profits represent gains from the sale or contribution of development projects including land. During the three months ended September 30, 2008, we sold one completed development project and a parcel of land totaling 0.1 million square feet for approximately $2.7 million, resulting in an after-tax gain of $0.6 million. In addition, we contributed one completed development project totaling 1.3 million square feet into AMB Institutional Alliance Fund III, L.P., one completed development project totaling 0.5 million square feet into AMB SGP-Mexico, LLC and one completed development project totaling 0.3 million square feet into AMB Japan Fund I, L.P., all unconsolidated co-investment ventures, for a total of $171.4 million. As a result of these contributions, we recognized an aggregate after-tax gain of $27.4 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended September 30, 2007, we sold two completed development projects totaling 0.1 million square feet for approximately $26.3 million, resulting in an after-tax gain of $8.5 million. In addition, we contributed three completed development projects totaling 0.9 million square feet into AMB Europe Fund I, FCP-FIS, and one completed development project totaling 0.5 million square feet into AMB Japan Fund I, L.P., both unconsolidated co-investment ventures, for a total of $217.9 million. As a result of these contributions, we recognized an aggregate after-tax gain of $39.8 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. The increase in equity in earnings of unconsolidated joint ventures of $2.0 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008, as well as growth in our unconsolidated assets under management. Other income decreased $12.2 million from the prior year for the three-month period primarily due to foreign currency exchange rate loss. During the three months ended September 30, 2007 we recognized a gain on currency remeasurement of approximately $4.7 million, compared to a loss of approximately $0.5 million in the same period of 2008. Other income also decreased due to the recognition of a $3.4 million loss on impairment of an investment, a loss on our non-qualified deferred compensation plans and a decrease in interest income. Interest expense increased $3.0 million as result of increased total consolidated debt at September 30, 2008.

	For the Three Months Ended September 30,
Discontinued Operations	2008	2007	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.2	$3.3	$(3.1)	(93.9)%
Gains from dispositions of real estate, net of minority interests	—	4.0	(4.0)	(100.0)%

Total discontinued operations	$0.2	$7.3	$(7.1)	(97.3)%

During the three months ended September 30, 2008, we did not divest ourselves of any industrial properties. During the three months ended September 30, 2007, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $7.5 million, with a resulting net gain of $2.0 million and a recognized gain of approximately $2.0 million associated with the sale of one redevelopment project.

	For the Three Months Ended September 30,
Preferred Units	2008	2007	$ Change	% Change

Preferred unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred units	$(4.0)	$(4.0)	—	—%

For the Nine Months Ended September 30, 2008 and 2007 (dollars in millions):

	For the Nine
	Months Ended September 30,
Revenues	2008	2007	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$404.6	$421.7	$(17.1)	(4.1)%
2008 acquisitions	0.1	—	0.1	100.0%
2007 acquisitions	1.1	—	1.1	100.0%
Development	3.2	3.4	(0.2)	(5.9)%
Other industrial	15.1	2.8	12.3	439.3%
Non-U.S. industrial	63.0	46.9	16.1	34.3%

Total rental revenues	487.1	474.8	12.3	2.6%
Private capital revenues	60.8	22.0	38.8	176.4%

Total revenues	$547.9	$496.8	$51.1	10.3%

U.S. industrial same store rental revenues decreased $17.1 million from the prior year for the nine-month period due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the nine months ended September 30, 2007 would have been $402.5 million if AMB Partners II, L.P. had been contributed as of July 1, 2007. The increase of $2.1 million had AMB Partners II, L.P. been contributed at September 30, 2007, was primarily due to higher rent levels during the nine-month period in 2008. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these revenues of $12.3 million reflects the increase in the number of projects that have reached these levels of operation and higher rent levels during the nine months ended September 30, 2008. The increase in revenues from non-U.S. industrial properties of $16.1 million was primarily due to the acquisition of 2.2 million square feet of operating properties between September 30, 2007 and September 30, 2008. The increase in private capital revenues of $38.8 million was primarily due to the receipt of an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P., an incentive distribution of $1.0 million in connection with the sale of the partnership interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P., and an increase in asset management fees as a result of an increase in total unconsolidated assets under management, partially offset by a decrease in acquisition fees.

	For the Nine
	Months Ended September 30,
Costs and Expenses	2008	2007	$ Change	% Change

Property operating costs:
Rental expenses	$76.8	$70.7	$6.1	8.6%
Real estate taxes	61.6	58.1	3.5	6.0%

Total property operating costs	$138.4	$128.8	$9.6	7.5%

Property operating costs
U.S. industrial:
Same store	$112.6	$115.7	$(3.1)	(2.7)%
2008 acquisitions	0.1	—	0.1	100.0%
2007 acquisitions	0.2	(0.1)	0.3	300.0%
Development	2.9	1.8	1.1	61.1%
Other industrial	5.3	0.9	4.4	488.9%
Non-U.S. industrial	17.3	10.5	6.8	64.8%

Total property operating costs	138.4	128.8	9.6	7.5%
Depreciation and amortization	129.5	121.6	7.9	6.5%
General and administrative	103.4	95.2	8.2	8.6%
Fund costs	0.9	0.8	0.1	12.5%
Impairment losses	—	0.3	(0.3)	(100.0)%
Other expenses	(2.0)	3.0	(5.0)	(166.7)%

Total costs and expenses	$370.2	$349.7	$20.5	5.9%

Same store properties’ operating expenses decreased $3.1 million from the prior year for the nine-month period primarily due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the nine months ended September 30, 2007 would have been $110.9 million if AMB Partners II, L.P. had been contributed as of July 1, 2007. The increase of $1.7 million had AMB Partners II, L.P. been contributed at September 30, 2007, was primarily due to increased repairs and maintenance expense. The increase in development operating costs of $1.1 million is primarily due to increased operations in certain development projects. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in these costs of $4.4 million during the nine months ended September 30, 2008 is primarily due to the contribution of one operating property totaling 0.8 million square feet and an increase in the number of projects that have reached these levels of operation and are not yet part of the same store operating pool of properties. The increase in property operating costs for non-U.S. industrial properties of $6.8 million was primarily due to the acquisition of 2.2 million square feet of operating properties between September 30, 2007 and September 30, 2008. The increase in depreciation and amortization expense of $7.9 million was due to the increase in the net investment in real estate year over year as well as the recognition of $4.3 million of depreciation expense resulting from the reclassification of $76.7 million from properties held for contribution to investments in real estate. The increase in general and administrative expenses of $8.2 million is primarily due to an increase in personnel costs, resulting from increased employee headcount. The decrease in other expenses of $5.0 million is primarily due to a loss on our non-qualified deferred compensation plans during the nine months ended September 30, 2008, compared to a gain during the nine months ended September 30, 2007.

	For the Nine
	Months Ended September 30,
Other Income and (Expenses)	2008	2007	$ Change	% Change

Development profits, net of taxes	$76.3	$89.5	$(13.2)	(14.7)%
Gains from dispositions of real estate interests, net	20.0	74.8	(54.8)	(73.3)%
Equity in earnings of unconsolidated joint ventures, net	14.4	7.3	7.1	97.3%
Other income	(0.1)	20.0	(20.1)	(100.5)%
Interest expense, including amortization	(101.0)	(97.5)	3.5	3.6%

Total other income and (expenses), net	$9.6	$94.1	$(84.5)	89.7%

Development profits represent gains from the sale or contribution of development projects including land. During the nine months ended September 30, 2008, we sold four completed development projects and a parcel of land totaling 0.1 million square feet for approximately $15.7 million, resulting in an after-tax gain of $2.9 million. In addition, we contributed four completed development projects totaling 2.7 million square feet into AMB Institutional Alliance Fund III, L.P., two completed development projects totaling 0.9 million square feet into AMB Japan Fund I, L.P., one completed development project totaling 0.1 million square feet into AMB Europe Fund I, FCP-FIS, and three completed development projects totaling 1.4 million square feet into AMB SGP-Mexico LLC, all unconsolidated co-investment ventures, for a total of $499.4 million. As a result of these contributions, we recognized an aggregate after-tax gain of $73.4 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the nine months ended September 30, 2007, we sold seven completed development projects totaling 0.4 million square feet for approximately $71.9 million, resulting in an after-tax gain of $14.7 million. In addition, we contributed twelve completed development projects totaling 3.0 million square feet and two land parcels into AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, AMB Europe Fund I, FCP-FIS, AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P., five of our unconsolidated co-investment ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $74.8 million representing the portion of our interest in the contributed assets acquired by the third-party co-investors for cash. During the nine months ended September 30, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. As a result, we recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During the nine months ended September 30, 2007, we contributed 4.2 million square feet in operating properties into AMB Europe Fund I, FCP-FIS, contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P., and contributed an operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, we recognized gains from the contribution of real estate interests of approximately $74.8 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. The increase in equity in earnings of unconsolidated joint ventures of $7.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, as well as growth in our unconsolidated assets under management. Other income decreased $20.1 million from the prior year for the nine-month period primarily due to foreign currency exchange rate loss. During the nine months ended September 30, 2007 we recognized a gain on currency remeasurement of approximately $5.5 million, compared to a loss of approximately $6.4 million in 2008. Other income also decreased due to the recognition of a $3.4 million loss on impairment of an investment, a loss on our non-qualified deferred compensation plans and a decrease in interest income. Additionally, other income during the nine months ended September 30, 2007 included insurance proceeds of approximately $2.9 million related to losses from Hurricanes Katrina and Wilma. Interest expense increased $3.5 million as result of increased total consolidated debt at September 30, 2008.

	For the Nine
	Months Ended September 30,
Discontinued Operations	2008	2007	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$2.1	$9.8	$(7.7)	(78.6)%
Gains from dispositions of real estate, net of minority interests	2.3	4.4	(2.1)	(47.7)%

Total discontinued operations	$4.4	$14.2	$(9.8)	(69.0)%

During the nine months ended September 30, 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the nine months ended September 30, 2008, we recognized approximately $0.5 million in gains resulting primarily from the additional value received from prior dispositions. During the nine months ended September 30, 2007, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $7.5 million, with a resulting net gain of $2.0 million and recognized a gain of approximately $2.0 million associated with the sale of one redevelopment project. In addition, during the nine months ended September 30, 2007, we recognized approximately $0.4 million in gains resulting primarily from the additional value received from the disposition of properties in 2006.

	For the Nine
	Months Ended September 30,
Preferred Units	2008	2007	$ Change	% Change

Preferred unit distributions	$(11.9)	$(13.5)	$(1.6)	(11.9)%
Preferred unit redemption issuance costs	—	(2.9)	(2.9)	(100.0)%

Total preferred units	$(11.9)	$(16.4)	$(4.5)	(27.4)%

On April 17, 2007, we redeemed all 800,000 of our outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of our outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase, we recognized a reduction of income available to common unitholders of $2.9 million for the original issuance costs during the nine months ended September 30, 2007. No repurchases were made during the nine months ended September 30, 2008.

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

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to our co-investment ventures;

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties;

•	net proceeds from divestitures of properties;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	assumption of debt related to acquired properties;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); and

•	proceeds from equity (common and preferred) or debt securities offerings.

We currently expect that our principal funding requirements will include:

•	development, expansion and renovation of properties;

•	acquisitions;

•	debt service;

•	distributions on outstanding common and preferred limited partnership units; and

•	working capital.

For our general partner and parent company, AMB Property Corporation, to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income. As a result, we cannot rely on our general partner’s retained earnings to fund our on-going operations to the same extent as other entities whose parent companies are not real estate investment trusts can. We may need to continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments.

If our long-term debt ratings fall below current levels, the borrowing cost of debt under our unsecured credit facilities and certain term loans will increase. In addition, if our long-term debt ratings fall below investment grade, we may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable, however, the lack of other currency borrowings does not affect our ability to fully draw down under the credit facilities or term loans. In the event that our long-term debt ratings fall below investment grade, we will be unable to exercise our options to extend the term of our credit facilities or certain term loans. However, our lenders will not be able to terminate our credit facilities or certain term loans in the event that our credit rating falls below investment grade status. None of our credit facilities or such term loans contains covenants regarding the stock price or market capitalization of our general partner, thus a decrease in the stock price of our general partner is not expected to impact our ability to borrow under our existing lines of credit and term loans. Based on publicly available information regarding our lenders, we currently do not expect to lose borrowing capacity under our existing lines of credit and term loans as a result of a consolidation, merger or other business combination among our lenders. However, our access to funds under our credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We continue to closely monitor global economic conditions and the lenders who are parties to our credit facilities, as well as our long-term debt and credit ratings and outlooks, our customers’ financial positions, private capital raising and capital market activity.

Should we face a situation in which we do not have sufficient cash available to us through our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not they otherwise meet our strategic objectives to keep for the long-term; issuing and selling our debt and equity in public or private transactions; entering into leases with our customers at lower rental rates; or entering into lease renewals with our existing customers without an increase in rental rates at turnover.

Cash Flows.  For the nine months ended September 30, 2008, cash provided by operating activities was $240.0 million as compared to $216.9 million for the same period in 2007. This change is primarily due to gains from sales and contributions of real estate interests, net, changes in our accounts receivable and other assets and accounts payable and other liabilities and an increase in operating distributions received by unconsolidated co-investment ventures. Cash used in investing activities was $640.4 million for the nine months ended September 30, 2008, as compared to cash used in investing activities of $437.2 million for the same period in 2007. This increase is primarily due to an increase in cash paid for property acquisitions, a decrease in net proceeds from divestiture of real estate and securities, a decrease in capital distributions received from unconsolidated joint ventures, an increase in loans made to affiliates and the purchase of additional equity interest in G. Accion, offset by an increase in repayment of mortgage and loan receivables and a decrease in additions to land, buildings, development costs, building improvements and lease costs. Cash provided by financing activities was $455.0 million for the nine months ended September 30, 2008, as compared to cash provided by financing activities of $331.4 million for the same period in 2007. This increase is due primarily to an increase in borrowings on other debt, an increase in net proceeds from issuances of senior debt, an increase in borrowings on unsecured credit facilities, a decrease in the repurchase of preferred units, a decrease in payments on secured debt and a decrease in distributions to minority interests. This activity was partially offset by a decrease in the issuance of common units and preferred units, an increase in payments on other debt, an increase in payments on unsecured credit facilities and a decrease in borrowings on secured debt.

Subject to the above discussion, we believe our sources of working capital, specifically our cash flow from operations, and borrowings available under our unsecured credit facilities, are adequate for us to meet our liquidity requirements for the foreseeable future. The unavailability of capital could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Capital Resources

Development Completions.  Development completions are generally defined as properties that are substantially complete and 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions during the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Placed in Operations:
Number of projects	—	—	1	1
Square feet	—	—	396,710	179,400
Investment	$—	$—	$17,396	$10,657
Sold:
Number of projects	—	1	2	6
Square feet	—	—	115,664	368,492
Investment	$—	$8,065	$26,249	$51,648
Contributed:
Number of projects	—	—	1	7
Square feet	—	—	406,156	2,037,047
Investment	$—	$—	$21,572	$195,556
Held for Sale or Contribution:
Number of projects	2	6	12	9
Square feet	771,930	1,786,465	4,777,756	2,259,647
Investment	$82,975	$138,202	$542,507	$182,149

Total:
Number of projects	2	7	16	23
Square feet	771,930	1,786,465	5,696,286	4,844,586
Investment	$82,975	$146,267	$607,724	$440,010

Development sales activity during the three and nine months ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Number of completed development projects	1	1	4	6
Number of value-added conversions	—	1	—	1
Number of land parcels	1	—	1	—
Square feet	7,180	42,585	67,112	368,492
Gross sales price	$2,683	$26,280	$15,679	$71,894
Development profits, net of taxes	$588	$8,479	$2,856	$14,686

Development contribution activity during the three and nine months ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total number of contributed development assets	3	4	10	14
Total square feet	2,135,747	1,334,431	5,146,343	3,005,919
Development profits, net of taxes	$27,438	$39,819	$73,392	$74,800

Property Divestitures.  During the three months ended September 30, 2008, we did not divest ourselves of any industrial properties. During the nine months ended September 30, 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and we also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the nine months ended September 30, 2008, we recognized approximately $0.5 million in gains resulting primarily from the additional value received from prior dispositions. During the three and nine months ended September 30, 2007, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $7.5 million, with a resulting net gain of $2.0 million and recognized a gain of approximately $2.0 million associated with the sale of one redevelopment project. In addition, during the nine months ended September 30, 2007, we recognized approximately $0.4 million in gains resulting primarily from the additional value received from the disposition of properties in 2006.

Gains from Sale or Contribution of Real Estate Interests.  During the nine months ended September 30, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. We recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During the nine months ended September 30, 2007, we contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. We recognized gains of $74.8 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash.

Properties Held for Contribution.  As of September 30, 2008, we held for contribution to co-investment ventures 23 properties with an aggregate net book value of $693.8 million which, when contributed, will reduce our average ownership interest in these projects from approximately 98% to an expected range of 15-20%. As of September 30, 2008, properties with an aggregate net book value of $76.7 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations regarding the launch of an appropriate co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of

Long-Lived Assets, as of September 30, 2008, we recognized additional depreciation expense and related accumulated depreciation of $4.3 million.

Properties Held for Divestiture.  As of September 30, 2008, we held for divestiture nine industrial projects with an aggregate net book value of $81.3 million. These properties either are not in our core markets or do not meet our current investment objectives, or are included as part of our development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as minority interests in the consolidated financial statements. As of September 30, 2008, we owned approximately 78.9 million square feet of our properties (49.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

The following table summarizes our significant consolidated co-investment ventures at September 30, 2008 (dollars in thousands):

		Approximate	Original
		Ownership	Planned
Consolidated Co-investment Venture	Co-investment Venture Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund II, L.P.(2)	AMB Institutional Alliance REIT II, Inc.	20%	$490,000
AMB-SGP, L.P.(3)	Industrial JV Pte. Ltd.	50%	$420,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$228,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(3)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

In March 2008, the partners of AMB/Erie, L.P., sold their interests in the partnership to AMB Institutional Alliance Fund III, L.P., including its final real estate asset, for a gain of $20.0 million. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P., in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, resulting in no gain or loss to us.

The following table summarizes our significant unconsolidated co-investment ventures at September 30, 2008 (dollars in thousands):

		Approximate
Unconsolidated Co-investment		Ownership	Planned
Venture	Co-investment Venture Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P.(2)(3)	AMB Institutional Alliance REIT III, Inc.	19%	$3,813,000
AMB Europe Fund I, FCP-FIS(3)(4)	Institutional investors	21%	$1,379,000
AMB Japan Fund I, L.P.(5)	Institutional investors	20%	$1,677,000
AMB-SGP Mexico, LLC(6)	Industrial (Mexico) JV Pte. Ltd.	22%	$660,000
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$439,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture.

(3)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds is not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The venture is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at September 30, 2008.

(5)	AMB Japan Fund I, L.P. is a co-investment venture formed in 2005 with institutional investors. The venture is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at September 30, 2008.

(6)	AMB-SGP Mexico, LLC is a co-investment venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB DFS Fund I, LLC is a co-investment venture formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

As of September 30, 2008, we also had a 100% consolidated interest in G. Accion, a Mexican real estate company, which has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property

Mexico owns and develops real estate and provides real estate management and development services in Mexico. On June 13, 2008, we acquired approximately 19% of additional equity interest and on July 18, 2008, we acquired the remaining equity interest (approximately 42%) in AMB Property Mexico, increasing our equity interest from approximately 39% to 100%. Through our investment in AMB Property Mexico, we hold equity interests in various other unconsolidated ventures totaling approximately $27.9 million. In addition, in August 2008, one of our subsidiaries sold its approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s international airports as part of a tender offer for interests in the income trust. These equity investments of approximately $2.1 million (valued as of December 31, 2007) were included in other assets on the consolidated balance sheets as of December 31, 2007.

Common and Preferred Equity.  As of September 30, 2008, we had outstanding 98,101,795 common general partnership units: 2,424,303 common limited partnership units: 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

In December 2007, AMB Property Corporation’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the nine months ended September 30, 2008, AMB Property Corporation repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. We cancelled a corresponding number of common general partnership units on a one-for-one basis. AMB Property Corporation has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend over the long-term to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of September 30, 2008, our share of total debt-to-our share of total market capitalization ratio was 44.9%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per our co-investment venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without the approval of our noteholders or our unitholders or circumstances could arise that could render us unable to comply with these policies. For example, decreases in the market price of our general partner’s common stock will cause an increase in the ratio of our share of total debt-to-our share of total market capitalization.

As of September 30, 2008, the aggregate principal amount of our secured debt was $1.4 billion, excluding unamortized debt premiums of $2.4 million. Of the $1.4 billion of secured debt, $791.9 million is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.1% to 10.7% per annum (with a weighted average rate of 5.4%) and final maturity dates ranging from December 2008 to November 2022. As of September 30, 2008, $730.9 million of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.3%, while the remaining $651.1 million bear interest at variable rates (with a weighted average interest rate of 4.4%).

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

On September 4, 2008, we entered into a $230.0 million secured term loan credit agreement that matures on September 4, 2010 and which had a weighted average interest rate of 5.35% at September 30, 2008. AMB Property Corporation is the guarantor of our obligations under the term loan facility. The term loan facility carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 130.0 basis points as of September 30, 2008, based on our long-term debt rating. Subsequent to September 30, 2008, the base rate on the term loan was fixed at 2.7% through December 11, 2009 through interest rate swaps. If our long-term debt ratings fall below current levels, our cost of debt will increase.

As of September 30, 2008, we had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.0% and had an average term of 4.4 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In March 2008, we obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of September 30, 2008, with a weighted average interest rate of 3.5%. In February 2008, we also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, we obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008.

AMB Property Corporation guarantees our obligations with respect to our senior debt securities. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to pay distributions to our unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability make distributions to our unitholders, and payments to our noteholders.

We may from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for our general partner’s equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Facilities.  We have a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which bore a weighted average interest rate of 4.9% at September 30, 2008. This facility matures on June 1, 2010. AMB Property Corporation is a guarantor of our obligations under the credit facility. The line carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and the facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of September 30, 2008, based on our long-term debt rating, with an annual facility fee of 15.0 basis points. If our long-term debt ratings fall below current levels, our cost of debt will increase. If our long-term debt ratings fall below investment grade, we will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. We use our credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2008, was $114.2 million and the remaining amount available was $407.3 million, net of outstanding letters of credit of $28.5 million.

AMB Japan Finance Y.K., one of our subsidiaries, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at September 30, 2008, equaled approximately $518.3 million U.S. dollars and bore a weighted average interest rate of 1.2%. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which we may exercise at our sole option so long as the our long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of September 30, 2008, based on the credit rating of our long-term debt. If our long-term debt ratings fall below current levels, our cost of debt will increase. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of September 30, 2008. As of September 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2008, was $329.2 million, and the remaining amount available was $189.1 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On July 16, 2007, we and certain of our wholly-owned subsidiaries, each acting as a borrower, with us and AMB Property Corporation as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. We, along with AMB Property Corporation, guarantee the obligations for such subsidiaries and other entities controlled by us that are selected by us from time to time to be borrowers under and pursuant to our credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which we may exercise at our sole option so long as the our long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of September 30, 2008, based on the credit rating of our senior unsecured long-term debt, with an annual facility fee based on the credit rating of our senior unsecured long-term debt. If our long-term debt ratings fall below current levels, our cost of debt will increase. If our long-term debt ratings fall below investment grade, we will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2008, the outstanding balance on this credit facility was approximately $373.5 million with a weighted average interest rate of 3.9%, and the remaining amount available was $126.5 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On June 12, 2007, AMB Europe Fund I, FCP-FIS assumed a 328.0 million Euro facility agreement, and we were released from all of our obligations and liabilities related to this facility agreement. On June 12, 2007, there were 267.0 million Euros (approximately $355.2 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

The tables below summarize our debt maturities and capitalization and reconcile our share of total debt to total consolidated debt as of September 30, 2008 (dollars in thousands):

	Operating	Consolidated	Unsecured
	Partnership	Joint	Senior	Unsecured
	Secured	Venture	Debt	Credit	Other
	Debt	Debt	Securities	Facilities(1)	Debt	Total

2008	$93,166	$25,059	$—	$—	$12,236	$130,461
2009	135,094	99,215	100,000	—	325,873	660,182
2010	307,275	89,365	250,000	443,387	941	1,090,968
2011	14,759	68,780	75,000	373,488	1,014	533,041
2012	2,407	388,419	—	—	61,093 (4)	451,919
2013	20,761	42,831	500,000	—	920	564,512
2014	405	2,981	—	—	616	4,002
2015	16,271	17,610	112,491	—	664	147,036
2016	—	16,231	—	—	—	16,231
2017	—	1,272	—	—	—	1,272
Thereafter	—	40,119	125,000	—	—	165,119

Subtotal	$590,138	$791,882	$1,162,491	$816,875	$403,357	$3,764,743
Unamortized premiums/(discounts)	2,334	55	(8,909)	—	—	(6,520)

Total consolidated debt	$592,472	$791,937	$1,153,582	$816,875	$403,357	$3,758,223
AMB’s share of unconsolidated co-investment venture debt(2)(3)	—	735,943	—	—	35,296	771,239

Total debt(3)	$592,472	$1,527,880	$1,153,582	$816,875	$438,653	$4,529,462
Co-investment venture partners’ share of consolidated debt(3)	—	(456,927)	—	—	(48,000)	(504,927)

Our share of total debt(3)	$592,472	$1,070,953	$1,153,582	$816,875	$390,653	$4,024,535

Weighted average interest rate	4.7%	5.4%	6.0%	2.9%	3.8%	4.8%
Weighted average maturity (years)	1.6	4.8	4.4	2.1	1.5	3.3

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $329.2 million, $337.8 million, $114.2 million and $35.7 million in Yen, Canadian dollar, Euros and Singapore dollar-based borrowings outstanding at September 30, 2008, respectively, translated to U.S. dollars using the foreign exchange rates in effect on September 30, 2008.

(2)	The weighted average interest and average maturity for the unconsolidated co-investment venture debt were 5.1% and 5.1 years, respectively.

(3)	Our share of total debt represents the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Maturity includes $60.0 million balance outstanding on a $70.0 million non-recourse credit facility obtained by AMB Institutional Alliance Fund II, L.P.

Market Capital as of September 30, 2008
	Units		Market	Market
Security	Outstanding		Price(1)	Value(1)

Common general partnership units	98,101,795	(4)	$45.30	$4,444,011
Common limited partnership units(2)	3,683,016		45.30	166,841

Total	101,784,811			$4,610,852

Total options outstanding				6,422,704
Dilutive effect of stock options and restricted stock(3)				1,803,167

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(3)	Computed using the treasury stock method and an average share price for AMB Property Corporation’s common stock of $47.53 for the quarter ended September 30, 2008.

(4)	Includes 905,220 shares of unvested restricted stock.

Preferred Units as of September 30, 2008
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Provisions

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

Capitalization Ratios as of September 30, 2008

Total debt-to-total market capitalization(1)	47.9%
Our share of total debt-to-our share of total market capitalization(1)	45.0%
Total debt plus preferred-to-total market capitalization(1)	51.2%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	48.5%
Our share of total debt-to-our share of total book capitalization(1)	58.4%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of AMB Property Corporation’s common stock and our common limited partnership units multiplied by the closing price per share of AMB Property Corporation’s common stock as of September 30, 2008. Our definition of “preferred” is preferred equity liquidation preferences. “Our share of total book capitalization” is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. “Our share of total debt” is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated co-investment ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their co-investment ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of September 30, 2008, we had $285.9 million in cash and cash equivalents and $722.9 million of additional available borrowings under our credit facilities. As of September 30, 2008, we had $23.6 million in restricted cash.

Our available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in money market funds that invest solely in direct obligations of the government of the United States or in time deposits with certain financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have a significant amount of cash deposits in our operating accounts that are with third party financial institutions, and, as of September 30, 2008, approximately $228.1 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We paid a regular cash distribution for the quarter ended September 30, 2008 of $0.52 per common unit. The distributions were paid on October 15, 2008 to unitholders of record on October 6, 2008. The series L, M, O and P preferred unit distributions were paid on October 15, 2008 to our general partner, AMB Property Corporation, as the sole unitholder. The following table sets forth the distributions paid or payable per share or unit for the three and nine months ended September 30, 2008 and 2007:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
Paying Entity	Security	2008	2007	2008	2007

Operating Partnership	Common limited partnership units	$0.520	$0.500	$1.560	$1.500
Operating Partnership	Series J preferred units(1)	n/a	n/a	n/a	$1.005
Operating Partnership	Series K preferred units(1)	n/a	n/a	n/a	$1.005
AMB Property II, L.P.	Class B common limited partnership units	$0.520	$0.500	$1.560	$1.500
AMB Property II, L.P.	Series D preferred units	$0.898	$0.898	$2.693	$2.738
AMB Property II, L.P.	Series I preferred units(2)	n/a	n/a	n/a	$1.244

(1)	In April 2007, we redeemed all of our series J and series K preferred units.

(2)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

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

Cash flows generated by our business were sufficient to cover our distributions for the nine months ended September 30, 2008 and 2007. Cash flows from our real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in our Cash Flows from Operating Activities and cash flows from our real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in our Cash Flows from Investing Activities in our Consolidated Statements of Cash Flows, were sufficient to pay distributions on our and AMB Property II, L.P.’s common and preferred limited partnership units and distributions to minority interests for the nine months ended September 30, 2008 and 2007. Cash Flows from Operating Activities alone were not sufficient to pay such distributions for the nine months ended September 30, 2007, as shown in the table below. We use proceeds from our businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of our real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

	For the Nine Months
	Ended September 30,
Summary of Distributions Paid	2008	2007
	(Dollars in thousands)

Net cash provided by operating activities	$240,031	$216,935
Dividends paid to partners	(163,081)	(156,165)
Distributions to minority interests, including preferred units	(63,563)	(113,910)

Excess (shortfall) of net cash provided by operating activities over distributions paid	$13,387	$(53,140)

Net proceeds from divestiture of real estate	$403,637	$502,267

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$417,024	$449,127

Capital Commitments

Development starts, generally defined as projects where we have obtained building permits and have begun physical construction, during the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

The Americas:
Number of new development projects	5	9	15	20
Number of value-added conversion projects(1)	—	—	—	1
Square feet	1,126,541	2,327,175	4,464,298	5,415,497
Estimated total investment(1)	$72,922	$181,345	$316,995	$407,670
Europe:
Number of new development projects	2	2	3	2
Square feet	477,465	504,288	817,906	504,288
Estimated total investment(1)	$59,419	$51,652	$91,580	$51,652
Asia:
Number of new development projects	—	—	2	3
Square feet	—	—	694,315	2,027,859
Estimated total investment(1)	$—	$—	$56,651	$229,553

Total:
Number of new development projects	7	11	20	25
Number of value-added conversion projects	—	—	—	1
Square feet	1,604,006	2,831,463	5,976,519	7,947,644
Estimated total investment(1)	$132,341	$232,997	$465,226	$688,875

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of September 30, 2008 or 2007, as applicable.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  We enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2008, we had investments in co-investment ventures with a gross book value of $1.2 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $354.9 million and a gross book value of $6.2 billion. As of September 30, 2008, we may make additional capital contributions to current and planned co-investment ventures of up to $116.0 million (using the exchange rates at September 30, 2008) pursuant to the terms of the co-investment venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments until such time when our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), or net proceeds from property divestitures, which could have an adverse effect on our cash flow.

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

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation or acquisition transactions that had not been asserted prior to our formation or acquisition transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax liabilities.

Capital Deployment

Land acquisitions during the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

The Americas:
Acres	38	92	197	1,026
Estimated build out potential (square feet)	674,488	1,444,220	3,537,632	17,996,473
Investment(1)	$9,201	$65,755	$88,436	$165,951
Europe:
Acres	16	—	61	—
Estimated build out potential (square feet)	400,029	—	1,282,347	—
Investment(1)	$11,813	$—	$36,186	$—
Asia:
Acres	36	16	74	19
Estimated build out potential (square feet)	1,654,137	398,264	2,838,973	787,264
Investment(1)	$19,090	$5,645	$34,683	$18,645

Total:
Acres	90	108	332	1,045
Estimated build out potential (square feet)	2,728,654	1,842,484	7,658,952	18,783,737
Investment(1)	$40,104	$71,400	$159,305	$184,596

(1)	Includes acquisition and associated closing costs.

Acquisition activity during the three and nine months ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	4	5	8	18
Square feet	625,038	986,161	1,622,649	3,815,577
Expected investment	$70,638	$83,284	$171,694	$311,803
Number of properties acquired by AMB Europe Fund I, FCP-FIS	—	1	3	5
Square feet	—	122,924	848,313	1,468,239
Expected investment	$—	$9,384	$154,499	$134,779
Number of properties acquired by AMB Japan Fund I, L.P.	—	1	—	8
Square feet	—	44,566	—	1,107,261
Expected investment	$—	$4,957	$—	$180,901
Number of properties acquired by AMB-SGP Mexico, LLC	—	—	—	3
Square feet	—	—	—	1,739,976
Expected investment	$—	$—	$—	$69,688
Number of properties acquired by AMB Property, L.P.	3	2	9	6
Square feet	941,412	304,777	2,630,318	665,829
Expected investment	$68,990	$18,635	$204,533	$55,459

Total number of properties acquired	7	9	20	40
Total square feet	1,566,450	1,458,428	5,101,280	8,796,882
Total acquisition cost	$137,218	$113,601	$517,325	$738,158
Total acquisition capital	2,410	2,659	13,401	14,472

Total expected investment	$139,628	$116,260	$530,726	$752,630

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of September 30, 2008, we had provided approximately $36.5 million in letters of credit, of which $28.5 million were provided under our $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of September 30, 2008, we had outstanding guarantees and contribution obligations in the aggregate amount of $696.9 million as described below.

As of September 30, 2008, we had outstanding guarantees in the amount of $33.2 million in connection with certain acquisitions. As of September 30, 2008, we also guaranteed $25.9 million and $177.1 million on outstanding loans on six of our consolidated joint ventures and four of our unconsolidated joint ventures, respectively.

Also, we have entered into contribution agreements with certain of our unconsolidated co-investment ventures. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements total $260.6 million as of September 30, 2008.

On May 30, 2008, we entered into a 142.0 million Euro 364-day multi-currency revolving facility agreement (approximately $200.1 million in U.S. dollars, using the exchange rate at September 30, 2008) and related guarantee as loan guarantor with our affiliate AMB Fund Management S.à. r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of our European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates and ING Real Estate Finance N.V. The facility agreement provides that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $200.1 million in U.S. dollars, using the exchange rate at September 30, 2008) all of which are repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement are guaranteed by us. AMB Fund Management S.á. r.l. on behalf of AMB Europe Fund I, FCP-FIS has indemnified us for all of our obligations under the guarantee.

Performance and Surety Bonds.  As of September 30, 2008, we had outstanding performance and surety bonds in an aggregate amount of $11.3 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

In connection with the formation of a co-investment venture, we may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the warehoused assets may, under certain circumstances, be required to be depreciated under U.S. GAAP. If this circumstance arises, we intend to include in our calculation of FFO gains or losses related to the contribution of previously depreciated real estate to co-investment ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, we believe such a calculation of FFO will better reflect the value created as a result of the contributions. To date, we have not included gains or losses from the contribution of previously depreciated warehoused assets in FFO.

We believe that FFO and FFOPS are meaningful supplemental measures of our operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, FFO and FFOPS are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net income, as defined by U.S. GAAP. We believe that the use of FFO and FFOPS, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts, such as our general partner, among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO and FFOPS to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO and FFOPS can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While FFO and FFOPS are relevant and widely used measures of operating performance of real estate investment trusts, these measures do not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. FFO and FFOPS also do not consider the costs associated with capital expenditures related to our real estate assets nor are FFO or FFOPS necessarily indicative of cash available to fund our future cash requirements.

The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except per unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income available to common unitholders(1)	$25,204	$71,942	$140,931	$210,248
Income available to common unitholders attributable to limited partners	(1,005)	(2,787)	(4,685)	(7,973)
(Gains) losses from sale or contribution of real estate, net of minority interests	12	(3,912)	(22,158)	(79,172)
Depreciation and amortization:
Total depreciation and amortization	46,985	40,628	129,493	121,641
Discontinued operations’ depreciation	4	354	61	1,853
Non-real estate depreciation	(1,997)	(1,387)	(5,786)	(3,965)
Adjustments to derive FFO from consolidated co-investment ventures:
Co-investment venture partners’ minority interests (Net income)	4,194	5,890	29,393	21,088
Limited partnership unitholders’ minority interests (Net income)	(137)	581	2,518	4,903
Limited partnership unitholders’ minority interests (Development gains)	1,090	2,115	2,795	3,861
Discontinued operations’ minority interests (Net income)	8	139	316	423
FFO attributable to minority interests	(8,819)	(15,731)	(41,812)	(47,347)
Adjustments to derive FFO from unconsolidated co-investment ventures:
Our share of net income	(5,372)	(3,425)	(14,359)	(7,286)
Our share of FFO	11,589	9,828	32,727	21,308

Funds from operations	$71,756	$104,235	$249,434	$239,582

Basic FFO per common unit	$0.71	$1.01	$2.46	$2.37

Diluted FFO per common unit	$0.70	$0.99	$2.41	$2.31

Weighted average common units:
Basic	101,119,207	102,917,908	101,312,811	101,229,730

Diluted	102,922,373	105,109,868	103,430,421	103,777,347

(1)	Includes gains from undepreciated land sales of $0.9 million for the three and nine months ended September 30, 2008. Includes no gains from undepreciated land sales and $0.2 million of gains from undepreciated land sales for the three and nine months ended September 30, 2007, respectively.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2006 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). In deriving SS NOI, we define net operating income as rental revenues, including reimbursements, less property operating expenses, both of which are calculated in accordance with GAAP. Property operating expenses exclude depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We consider cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI help the investing public compare our operating performance with that of other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, such as our general partner, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating these measures.

The following table reconciles SS NOI and cash-basis SS NOI from net income for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$29,156	$75,897	$152,787	$226,642
Private capital revenues	(9,502)	(7,564)	(60,838)	(22,007)
Depreciation and amortization	46,985	40,628	129,493	121,641
General and administrative	34,415	35,145	103,361	95,259
Fund costs	312	261	919	779
Impairment losses	—	—	—	257
Other expenses	(1,088)	944	(1,926)	2,995
Total other income and expenses	3,150	(30,353)	(9,568)	(94,141)
Total minority interests’ share of income	5,581	7,495	38,897	28,708
Total discontinued operations	(173)	(7,312)	(4,429)	(14,166)

Net Operating Income (NOI)	108,836	115,141	348,696	345,967
Less non same store NOI	(17,714)	(24,441)	(76,654)	(79,485)
Less non-cash adjustments(1)	14	(339)	(711)	(3,457)

Cash basis same store NOI	$91,136	$90,361	$271,331	$263,025

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties for the quarter ended September 30, 2008:

Operating Portfolio

Square feet owned(2)(3)	129,618,917
Occupancy percentage(3)	95.4%
Average occupancy percentage	95.3%
Weighted average lease terms (years):
Original	6.2
Remaining	3.4
Trailing four quarter tenant retention	72.4%
Trailing four quarter rent change on renewals and rollovers:(4)
Percentage	4.1%
Same space square footage commencing (millions)	18.4
Trailing four quarter second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.42
Re-tenanted	$3.15
Weighted average	$1.99
Square footage commencing (millions)	21.8

(1)	Schedule includes owned and managed operating properties, defined as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager and which we currently intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	As of September 30, 2008, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of September 30, 2008, we also had investments in 7.4 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures and 0.1 million square feet, which is the location of our global headquarters.

(3)	On a consolidated basis, we had approximately 70.8 million rentable square feet with an occupancy rate of 95.0% at September 30, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties as of and for the three and nine months ended September 30, 2008:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
Same Store Pool(2)	2008	2008

Square feet in same store pool(3)	100,910,875	100,910,875
% of total square feet	77.9%	77.9%
Occupancy percentage(3)	95.2%	95.2%
Average occupancy percentage	95.1%	95.1%
Weighted average lease terms (years):
Original	5.9	5.9
Remaining	3.0	3.0
Trailing four quarter tenant retention	72.3%	72.3%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	3.5%	3.5%
Same space square footage commencing (millions)	17.7	17.7
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	4.1%	4.6%
Expenses(5)	6.3%	5.5%
Net operating income(5)(6)	3.3%	4.3%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	4.3%	5.0%
Expenses(5)	6.3%	5.5%
Net operating income(5)(6)	3.5%	4.9%

(1)	Schedule includes owned and managed operating properties, defined as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager and which we currently intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months) after December 31, 2006.

(3)	On a consolidated basis, we had approximately 65.0 million square feet with an occupancy rate of 95.1% at September 30, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended September 30, 2008, on a consolidated basis, the percentage change was 1.3%, 2.7% and 0.8%, respectively, for revenues, expenses and NOI (including straight-line rents) and 1.5%, 2.7% and 1.1%, respectively, for revenues, expenses and NOI (excluding straight-line rents). For the nine months ended September 30, 2008, on a consolidated basis, the percentage change was 2.4%, 2.4% and 2.4%, respectively, for revenues, expenses and NOI (including straight-line rents) and 2.9%, 2.4% and 3.1%, respectively, for revenues, expenses and NOI (excluding straight-line rents).

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

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2008, we had one outstanding interest rate swap and two outstanding foreign exchange forward contracts with an aggregate notional amount of $572.2 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding at book value and estimated fair value before net unamortized debt discounts of $6.5 million as of September 30, 2008 (dollars in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt(1)	$17,925	$484,472	$406,486	$142,009	$379,261	$844,590	$2,274,743	$2,198,430
Average interest rate	6.4%	3.9%	6.5%	6.6%	5.9%	6.2%	5.7%	n/a
Variable rate debt(2)	$112,536	$175,710	$684,482	$391,032	$72,658	$53,582	$1,490,000	$1,425,020
Average interest rate	1.7%	3.7%	3.9%	3.0%	5.0%	6.0%	3.6%	n/a
Interest payments	$2,152	$25,364	$53,699	$21,292	$26,046	$55,677	$184,230	n/a

(1)	Represents 60.4% of all outstanding debt at September 30, 2008.

(2)	Represents 39.6% of all outstanding debt at September 30, 2008.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on our variable rate debt would be $5.4 million (net of the swap) annually. As of September 30, 2008, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.8 billion and $3.6 billion, respectively, based on our estimate of current market interest rates.

As of September 30, 2008 and December 31, 2007, variable rate debt comprised 39.6% and 39.0%, respectively, of all our outstanding debt. Variable rate debt was $1.5 billion and $1.4 million, respectively, as of September 30, 2008 and December 31, 2007.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at September 30, 2008 were one interest rate swap hedging cash flows of variable rate borrowings based on U.S. Libor (USD) and two currency forward contracts hedging intercompany loans.

The following table summarizes our financial instruments as of September 30, 2008 (in thousands):

	Maturity Dates
	December 31,	September 27,	Notional
Related Derivatives (In thousands)	2008	2009	Amount	Fair Value

Interest Rate Swaps (USD)

Notional Amount		$325,000	$325,000
Receive Floating(%)		US LIBOR
Pay Fixed Rate(%)		2.50%
Fair Market Value (USD)		2,201		$2,201
Foreign Exchange Forward Contracts

FX Forward Contract, Euro
Notional Amount (USD)	$166,469		$166,469
Forward Strike Rate	1.44
12/31/08 Forward Rate as of 9/30/2008	1.35
Fair Market Value (USD)	$3,742			$3,742
FX Forward Contract, GBP
Notional Amount (USD)	$80,819		$80,819
Forward Strike Rate	1.80
12/31/08 Forward Rate as of 9/30/2008	1.79
Fair Market Value (USD)	$1,007			$1,007

			$572,288	$6,950

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for our subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $2.8 million for the nine months ended September 30, 2008.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three months ended September 30, 2008, total unrealized and realized losses from remeasurement and translation included in our results of operations was $0.5 million. For the nine months ended September 30, 2008, total unrealized and realized losses from remeasurement and translation included in our results of operations was $6.4 million.

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

As of September 30, 2008, there were no material pending legal proceedings to which we are a party or of which any of our properties is the subject, the determination of which we anticipate would have a material effect upon our financial condition and results of operations.

Item 1A.  Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and any amendments thereto, continue to apply to our business.

If the global market and economic crisis intensifies or continues in the long-term, disruptions in the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and declining real estate market have contributed to increased market volatility and diminished expectations for the global economy. In the third quarter of 2008, added concerns fueled by the failure of several large financial institutions and government interventions in the credit markets led to increased market uncertainty and instability in the capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to unprecedented levels of volatility in the capital markets. If the global market and economic crisis intensifies or continues in the long-term, disruptions in the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition.

As a result of these market conditions, the cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. While we currently believe that we have sufficient working capital and capacity under our credit facilities to continue our business operations as usual in the short-term, continued turbulence in the global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue in the long-term, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the credit markets to meet liquidity needs.

If our long-term debt ratings fall below current levels, the borrowing cost of debt under our unsecured credit facilities and certain term loans will increase. In addition, if our long-term debt ratings fall below investment grade, we may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable, however, the lack of other currency borrowings does not affect our ability to fully draw down under the credit facilities or term loans. In the event our long-term debt ratings fall below investment grade, we will be unable to exercise our options to extend the term of our credit facilities or certain term loans, and the loss of our ability to borrow in foreign currencies could affect our ability to optimally hedge our borrowings against foreign currency exchange rate changes. In addition, while based on publicly available information regarding our lenders, we currently do not expect to lose borrowing capacity under our existing lines of credit and term loans as a result of a consolidation, merger or other business combination among our lenders, we cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions will not have an adverse effect on our borrowing capacity and liquidity position. Our access to funds under our credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. If we do not have sufficient cash flows and income from our operations to meet our financial commitments and those lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

Certain of our third party indebtedness is held by our consolidated or unconsolidated joint ventures. In the event that our joint venture partner is unable to meet its obligations under our joint venture agreements or the third party debt agreements, we may decide to pay our joint venture partner’s portion of debt to avoid foreclosure on the mortgaged property or permit the lender to foreclose on the mortgaged property to meet the joint venture’s debt obligations. However, in either case, we would face a loss of income and asset value on the property.

In addition, a continued increase in the cost of credit and inability to access the capital and credit markets may have adverse effects on the occupancy of our properties, the disposition of our properties, private capital raising and contribution of properties to our co-investment ventures. For example, an inability to fully lease our properties may result in such properties not meeting our investment criteria for contributions to our co-investment ventures. If we are unable to contribute completed development properties to our co-investment ventures or sell our completed development projects to third parties, we will not be able to recognize gains from the contribution or sale of such properties and, as a result, our net income available to our common stockholders and our funds from operations will decrease. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers may adversely impact our business and financial condition. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of buyers or our co-investment ventures to obtain financing on favorable terms to acquire such properties or cause potential buyers to not complete acquisitions of such properties. The market uncertainty with respect to capitalization rates and real estate valuations also adversely impacts our net asset value.

In the event that we do not have sufficient cash available to us through our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not they otherwise meet our strategic objectives to keep in the long-term, at less than optimal terms; issuing and selling our debt and equity in public or private transactions under less than optimal conditions; entering into leases with our customers at lower rental rates or less than optimal terms; or entering into lease renewals with our existing customers without an increase in rental rates at turnover. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, AMB Property Corporation’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. This plan expires on December 31, 2009. During the nine months ended September 30, 2008, AMB Property Corporation repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. We cancelled a corresponding number of common general partnership units on a one-for-one basis. AMB Property Corporation has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

10.1	Credit Agreement, dated as of September 4, 2008, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
10.2	Guaranty of Payment, dated as of September 4, 2008, by AMB Property Corporation, as Guarantor, for the benefit of The Bank of Nova Scotia, as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of September 4, 2008, among AMB Property, L.P., as the Borrower, the banks listed on the signature pages thereto, the Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents. (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated November 12, 2008.
32.1	18 U.S.C. § 1350 Certifications dated November 12, 2008. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: November 12, 2008