Form 10-K
period 2008-12-31
AMB PROPERTY LP
filed 2009-03-12
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14245
AMB Property, L.P.
(Exact name of registrant as specified in its charter)

Delaware	94-3285362
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
Pier 1, Bay 1, San Francisco, California	94111 (Zip Code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions, global trade or in the real estate sector (including risks relating to decreasing real estate valuations and impairment charges);

•	risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	our failure to maintain our current credit agency ratings or comply with our debt covenants;

•	risks related to our obligations in the event of certain defaults under co-investment venture and other debt;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	a continued or prolonged downturn in the California, U.S., or the global economy or real estate conditions and other financial market fluctuations;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	risks and uncertainties relating to the disposition of properties to third parties and our ability to effect such transactions on advantageous terms and to timely reinvest proceeds from any such dispositions;

•	our failure to contribute properties to our co-investment ventures due to such factors as our inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or our co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as future redemptions;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, our inability to obtain necessary permits and financing, our inability to lease properties at all or at favorable rents and terms, public opposition to these activities);

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	our failure to successfully integrate acquired properties and operations;

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with our tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties and risks related to natural disasters; and

•	our general partner’s failure to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

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

Unless the context otherwise requires, the terms “AMB,” the “Company,” “we,” “us” and “our” refer to AMB Property, L.P., and our other controlled subsidiaries. The following marks are our registered trademarks: AMB®; and High Throughput Distribution® (HTD®).

PART I

ITEM 1.	Business

The Company

AMB Property, L.P., a Delaware limited partnership, organized in 1997, owns, acquires, develops and operates industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, we are the property or asset manager and we currently intend to hold for the long-term. We use the term “joint venture” to describe all joint ventures, which include co-investment ventures, as well as ventures with third parties. We earn asset management distributions or fees, or earn incentive distributions or promote interests from the joint ventures. In certain cases, we might provide development, leasing, property management and/or accounting services, for which we may receive compensation. We use the term “co-investment venture” to describe joint ventures with institutional investors that are managed by us, from which we receive acquisition fees for third-party acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promote interests.

As of December 31, 2008, AMB Property Corporation owned an approximate 96.6% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

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

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. Our other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo. As of December 31, 2008, we employed 645 individuals: 171 in our San Francisco headquarters, 46 in our Boston office, 54 in our Tokyo office, 58 in our Amsterdam office, 64 in our Mexico City office and the remainder in our other offices.

Investment Strategy

Our strategy focuses on providing industrial distribution warehouse space to customers whose businesses are tied to global trade and who value the efficient movement of goods through the global supply chain. Our properties are primarily located in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, a substantial majority of our portfolio of industrial properties is located in our target markets and much of this is in infill submarkets within our target markets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

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

As of December 31, 2008, we owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 160.0 million square feet (14.9 million square meters) in 49 markets within 15 countries. Additionally, as of December 31, 2008, we managed, but did not have an ownership interest in, industrial and other properties totaling approximately 1.1 million rentable square feet.

Of the approximately 160.0 million square feet as of December 31, 2008:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, we owned or partially owned approximately 131.5 million square feet (principally, warehouse distribution buildings) that were 95.1% leased; we had investments in 53 development projects, which are expected to total approximately 16.4 million square feet upon completion; and we owned 16 development projects, totaling approximately 4.6 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	we held approximately 0.1 million square feet through a ground lease, which is the location of our global headquarters.

Operating Strategy

We believe that real estate is fundamentally a local business and is best operated by local teams in each of our markets. As a vertically integrated company, we actively manage our portfolio of properties. In select markets, we may, from time to time, establish relationships with third-party real estate management firms, brokers and developers that provide some property-level administrative and management services under our direction. We offer a broad array of service offerings, including access to multiple locations worldwide and build-to-suit developments.

Long Term Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, striving to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. We actively manage our portfolio, whether directly or with an alliance partner, by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. We believe that our long-standing focus on customer relationships and ability to provide global solutions in fifteen countries for a well-diversified customer base in the shipping, air cargo and logistics industries will enable us to capitalize on opportunities as they arise.

We believe that our properties benefit from cost efficiencies produced by an experienced, cycle-tested operations team attentive to preventive maintenance and energy management and from our ongoing programs to ensure that our property management personnel remain focused on customer relations. Our goal is to be well-situated to attract new customers and achieve solid rental rates as a result of properties that are well-located, well-designed and well-maintained, a reputation for high-quality building services and responsiveness to customers and an ability to offer expansion, consolidation and relocation alternatives within our submarkets.

Growth through Development

We think that the development, redevelopment and expansion of well-located, high-quality industrial properties provide us with attractive investment opportunities at higher rates of return than may be obtained from the purchase of existing properties. Through the deployment of our in-house development and redevelopment expertise, we seek to create value both through new construction and the acquisition and management of redevelopment opportunities. Additionally, we believe that our historical focus on infill locations creates a unique opportunity to enhance value through the select conversion of industrial properties to higher and better uses, within our value-added conversion business. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from industrial distribution warehouse to a higher and better use, such as office, retail or residential. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment require significant capital investment, to maximize their returns. Completed development and redevelopment properties are generally contributed to our co-investment ventures and held in our owned and managed portfolio or sold to third parties. Value-added conversion properties are generally sold to third parties at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. We think our global market presence and expertise will enable us to generate and capitalize on a diverse range of development opportunities in the long term. At this time, however, while development, redevelopment and value added conversions will continue to be a fundamental part of our long term growth strategy, we will limit this activity to situations where we are fulfilling prior commitments until the financial and real estate markets stabilize.

Although we have reduced our development staff in correlation to reduced levels of development activity, our core team possesses multidisciplinary backgrounds, which positions us to complete the build out of our development pipeline and for future development or redevelopment opportunities when stability returns to the financial and real estate markets. We believe our development team has extensive experience in real estate development, both with us and with local, national or international development firms. We pursue development projects directly and in co-investment ventures and development joint ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital.

Growth through Acquisitions and Capital Redeployment

Our acquisition experience and our network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with leasing and investment sales brokers, as well as third-party local property management firms, which may give us access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Key Transactions in 2008.” At this time, while acquisitions will continue to be a fundamental part of our long term growth strategy, we will limit this activity to situations where we are fulfilling prior commitments until the financial and real estate markets stabilize.

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

Growth through Global Expansion

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in markets outside the United States based on annualized base rent. Expansion into target markets outside the United States represents a natural extension of our strategy to invest in industrial property markets with high population densities, proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities to customers who value speed-to-market over storage. We think that our established customer relationships, our contacts in the air cargo, shipping and logistics industries, our underwriting of markets and investments, our in-house expertise and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

We, through AMB Capital Partners, LLC, our private capital group, were one of the pioneers of the real estate investment trust (REIT) industry’s co-investment private capital investment model and have more than 25 years of experience meeting institutional investors’ real estate needs. We co-invest in properties with private capital investors through partnerships, limited liability companies or other joint ventures. We have a direct and long-standing relationship with institutional investors. More than 60% of our owned and managed operating portfolio is owned through our eight co-investment ventures. We tailor industrial portfolios to investors’ specific needs — in separate or commingled accounts — deploying capital in both close-ended and open-ended structures and providing complete portfolio management and financial reporting services. Generally, we will own a 10-50% interest in our co-investment ventures. Our co-investment ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promote interests or incentive distributions based on the performance of the co-investment ventures. As of December 31, 2008, we owned approximately 78.7 million square feet of our properties (49.2% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures.

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

BUSINESS RISKS

Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

Risks of the Current Economic Environment

If the global market and economic crisis intensifies or continues in the long term, disruptions in the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions, slower growth through the fourth quarter of 2008 and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of inflation, the availability and cost of credit, declining real estate market, energy costs and geopolitical issues have contributed to increased market volatility and diminished expectations for the global economy. In the fourth quarter of 2008, added concerns fueled by the failure of several large financial institutions and government interventions in the credit markets led to increased market uncertainty and instability in the capital and credit markets. These conditions, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, have contributed to unprecedented levels of volatility in the capital markets. If the global market and economic crisis intensifies or continues in the long term, disruptions in the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition.

As a result of these market conditions, the cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. While we currently believe that we have sufficient working capital and capacity under our credit facilities in the near term, continued turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, as well as the liquidity and financial condition of our customers. If these market conditions persist in the long term, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the credit markets to meet liquidity needs.

If our long-term debt ratings fall below our current levels, the borrowing cost of debt under our unsecured credit facilities and certain term loans may increase. In addition, if our long-term debt ratings fall below investment grade, we may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable; however, the lack of other currency borrowings does not affect our ability to fully draw down under the credit facilities or term loans. While we currently do not expect our long-term debt ratings to fall below investment grade, in the event that our ratings do fall below those levels, we may be unable to exercise our options to extend the term of our credit facilities or our $230 million secured term loan credit agreement, and the loss of our ability to borrow in foreign currencies could affect our ability to optimally hedge our borrowings against foreign currency exchange rate changes. In addition, while based on publicly available information regarding our lenders, we currently do not expect to lose borrowing capacity under our existing lines of credit and term loans as a result of a dissolution, bankruptcy, consolidation, merger or other business combination among our lenders, we cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third-party financial institutions as a result of such disruptions will not have an adverse effect on our borrowing capacity and liquidity position. Our access to funds under our credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We can not assure you that if one of our lenders fails (some of whom are lenders under a number of our facilities), we will be successful in finding a replacement lender and, as a result, our borrowing capacity under the applicable facilities may be permanently reduced. If we do not have sufficient cash flows and income from our operations to meet our financial commitments and those lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

Certain of our third-party indebtedness is held by our consolidated or unconsolidated joint ventures. In the event that our joint venture partner is unable to meet its obligations under our joint venture agreements or the third-party debt agreements, we may elect to pay our joint venture partner’s portion of debt to avoid foreclosure on the mortgaged property or permit the lender to foreclose on the mortgaged property to meet the joint venture’s debt obligations. In either case, we could face a loss of income and asset value on the property.

Until the financial and real estate markets stabilize, we have limited our capital deployment activities to situations where we are fulfilling prior commitments. There can be no assurance that the markets will stabilize in the near future or that we will choose to or be able to increase our levels of capital deployment at such time or ever. In addition, a continued increase in the cost of credit and inability to access the capital and credit markets may adversely impact the occupancy of our properties, the disposition of our properties, private capital raising and contribution of properties to our co-investment ventures. For example, an inability to fully lease our properties may result in such properties not meeting our investment criteria for contributions to our co-investment ventures. If we are unable to contribute completed development properties to our co-investment ventures or sell our completed development projects to third parties, we will not be able to recognize gains from the contribution or sale of such properties and, as a result, our net income available to our common unitholders and our funds from operations will decrease. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers may adversely impact our business and financial condition. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of buyers or our co-investment ventures to obtain financing on favorable terms to acquire such properties or cause potential buyers to not complete acquisitions of such properties. The market uncertainty with respect to capitalization rates and real estate valuations also adversely impacts our net asset value. In addition, we may face difficulty in refinancing our mortgage debt, or may be unable to refinance such debt at all, if our property values significantly decline. Such a decline may also cause a default under the loan-to-value covenants in some of our joint ventures’ mortgage debt, which may require our joint ventures to re-margin or pay down a portion of the applicable debt. There can be no assurance, however, that in such an event, we will be able to do so to prevent foreclosure.

In the event that we do not have sufficient cash available to us through our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not they otherwise meet our strategic objectives to keep in the long term, at less than optimal terms; issuing and selling our debt and equity in public or private transactions under less than optimal conditions; entering into leases with our customers at lower rental rates or less than optimal terms; or entering into lease renewals with our existing customers without an increase in rental rates at turnover. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our business, results of operations and financial condition.

As of December 31, 2008, we had $223.9 million in cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in money market funds that invest solely in direct obligations of the government of the United States or in time deposits with certain financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we also have a significant amount of cash deposits in our operating accounts that are with third-party financial institutions, and, as of December 31, 2008, the amount in such deposits was approximately $176.6 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Debt Financing Risks

We face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.

As of December 31, 2008, we had total debt outstanding of $4.0 billion. As of December 31, 2008, AMB Property Corporation guaranteed $1.2 billion of our obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to repay all such maturing debt and to make distributions to our unitholders and payments to our noteholders. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our financial condition, results of operation and cash flow, our ability to make payments to our noteholders, our ability to pay principal and interest on our debt, our ability to make distributions to our unitholders and our capital deployment activity. In addition, there may be circumstances that will require us to obtain amendments or waivers to provisions in our credit facilities or other financings. There can be no assurance that we will be able to obtain necessary amendments or waivers at all or without significant expense. In such case, we may not be able to fund our business activities as planned, within budget or at all.

In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the lender with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to noteholders.

As of December 31, 2008, we had outstanding bank guarantees in the amount of $27.8 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of December 31, 2008, we also guaranteed $49.6 million and $231.8 million on outstanding loans for six of our consolidated co-investment ventures and four of our unconsolidated co-investment ventures, respectively, as well as the following credit facility held by AMB Europe Fund I, FCP-FIS, one of our unconsolidated co-investment ventures. In December 2008, we agreed to guarantee 50.2 million Euros (approximately $70.1 million in U.S. dollars using the exchange rate as of December 31, 2008) that our European affiliate borrowers and/or their affiliates borrowed under an existing credit facility held by AMB Europe Fund I, FCP-FIS. The European affiliate borrowers are in the process of granting security interests to the lender, as the security agent, under and in accordance with the terms of such facility, all of which security interests are expected to become effective in the first half of 2009. We agreed to guarantee the 50.2 million Euro amount borrowed under such existing credit facility only until the security interests are granted, at which time the guarantees will be extinguished. Also, we have entered into contribution agreements with certain of our unconsolidated co-investment venture funds. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements were $260.6 million as of December 31, 2008. We intend to continue to guarantee debt of our unconsolidated co-investment venture funds and make additional contributions to our unconsolidated co-investment venture funds in connection with property contributions to the funds. Such payment obligations under such guarantees and contribution obligations under such contribution agreements, if required to be paid, could be of a magnitude that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our senior unsecured long-term debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our current and future credit facilities and debt instruments. For example, if our credit ratings of our senior unsecured long-term debt are downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our existing debt. Adverse changes in our credit ratings could negatively impact our refinancing activities, our ability to manage our debt maturities, our future growth, our financial condition, our development and acquisition activity and our ability to make distributions to our unitholders and payments to our noteholders.

Covenants in our debt agreements could adversely affect our financial condition.

The terms of our credit agreements and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. As of December 31, 2008, we had certain non-recourse, secured loans, which are cross-collateralized by multiple properties. If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and make payments to our noteholders. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and make payments to our noteholders.

Failure to hedge effectively against exchange and interest rates may adversely affect results of operations.

We seek to manage our exposure to exchange and interest rate volatility by using exchange and interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to exchange or interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations.

We are dependent on external sources of capital.

In order for our general partner, AMB Property Corporation, to qualify as a real estate investment trust, it is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and it is subject to tax to the extent its income is not fully distributed. We are required to make distributions to AMB Property Corporation that will enable it to satisfy this distribution requirement and avoid tax liability. While historically our general partner has satisfied these distribution requirements by making cash distributions to its stockholders, it may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows our general partner to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of its stock, if certain conditions are met. Assuming our general partner continues to satisfy these distribution requirements with cash, it may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order for our general partner to maintain its real estate investment trust status and avoid the payment of federal income and excise taxes, it may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability, and that of our general partner, to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of AMB Property Corporation’s securities.

We could incur more debt, increasing our debt service.

As of December 31, 2008, our share of total debt-to-our share of total market capitalization ratio was 61.4%. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for our definitions of “market equity” and “our share of total debt.” As this ratio percentage increases directly with a decrease in the market price per share of AMB Property Corporation’s capital stock, an unstable market environment will impact this ratio in a volatile manner. However, there can be no assurance that we would not also become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to our unitholders. Furthermore, if we become more highly leveraged, we may not be in compliance with the debt covenants contained in the agreements governing our co-investment ventures, which could adversely impact our private capital business.

Other Real Estate Industry Risks

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

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, our properties may be adversely affected by:

•	changes in the general economic climate, such as the current one, including diminished access to or availability of capital (including difficulties in financing, refinancing and extending existing debt) and rising inflation;

•	local conditions, such as oversupply of or a reduction in demand for industrial space;

•	the attractiveness of our properties to potential customers;

•	competition from other properties;

•	our ability to provide adequate maintenance and insurance;

•	increased operating costs;

•	increased cost of compliance with regulations;

•	the potential for liability under applicable laws (including changes in tax laws); and

•	disruptions in the global supply chain caused by political, regulatory or other factors, including terrorism.

In addition, periods of economic slowdown or recession in the United States and in other countries, rising interest rates, diminished access to or availability of capital or declining demand for real estate, may result in a general decrease in rents, an increased occurrence of defaults under existing leases or greater difficulty in financing our acquisition and development activities, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that future attacks impact our customers, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Our properties are concentrated predominantly in the industrial real estate sector. As a result of this concentration, we feel the impact of an economic downturn in this sector more acutely than if our portfolio included other property types.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

The current economic downturn has generally resulted in lower real estate valuations, which has required us to recognize real estate impairment charges on our assets. In the quarter ended December 31, 2008, we recognized non-cash impairment charges of approximately $207.2 million on an owned and managed basis, including $195.4 million of real estate impairment losses ($193.9 million on a consolidated basis) and $11.8 million of charges for the write-off of pursuit costs related to development projects that we no longer plan to commence and reserves against tax assets associated with the reduction in development activity. To the extent that the book value of a land parcel or development asset exceeded the fair market value of the property, based on its intended holding period, a non-cash impairment charge was recognized for the shortfall. We examined the estimated fair value of all of our assets under development and assets held for sale or contribution. The estimated fair value of each of these assets was calculated based upon our intent to sell or contribute these properties, assumptions regarding rental rates, costs to complete, lease-up and holding periods and sales prices or contribution values. To determine the fair market value for our land holdings, we considered our intent to sell or to develop the parcels and, in the case of the latter, assumptions regarding rental rates, costs to complete, lease-up and holding periods and sales prices or contribution values are taken into account. There can be no assurance that the estimates and assumptions we use to assess impairments are accurate and will reflect actual results. Further deterioration in real estate market conditions may lead to additional impairment charges in the future, possibly against other assets we hold or of a greater magnitude than we have currently recognized. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis and our intent to hold, sell, develop or contribute properties. Impairment charges could adversely affect our financial condition, results of operations and our ability to make distributions to our unitholders and make payments to our noteholders. See Part IV, Item 15: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in our results of operations during the fourth quarter of 2008.

We may be unable to renew leases or relet space as leases expire.

As of December 31, 2008, on an owned and managed basis, leases on a total of 16.8% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2009. We derive most of our income from rent received from our customers. Accordingly, our financial condition, results of operations, cash flow and our ability to make distributions to our unitholders and payments to our noteholders could be adversely affected if we are unable to promptly relet or renew these expiring leases or if the rental rates upon renewal or reletting are significantly lower than expected. Periods of economic slowdown or recession are likely to adversely affect our leasing activities. If a customer experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to customers.

We could be adversely affected if a significant number of our customers are unable to meet their lease obligations.

Our results of operations, distributable cash flow and the value of our units would be adversely affected if a significant number of our customers were unable to meet their lease obligations to us. In the current economic environment, it is likely that customer bankruptcies will increase. If a customer seeks the protection of bankruptcy, insolvency or similar laws, such customer’s lease may be terminated in the process and result in a reduction of cash flow to us. In the event of a significant number of lease defaults and/or tenant bankruptcies, our cash flow may not be sufficient to make distributions to our unitholders and repay maturing debt and any other obligations. As of December 31, 2008, on an owned and managed basis, we did not have any single customer account for annualized base rent revenues greater than 4.1%. However, in the event of lease defaults by a significant number of our customers, we may incur substantial costs in enforcing our rights as landlord.

We may be unable to complete divestitures on advantageous terms or at all.

We intend to continue to divest ourselves of properties, which are currently in our pipeline, are held for sale or which otherwise do not meet our strategic objectives, and we may, in certain circumstances, divest ourselves of properties to increase our liquidity or to capitalize on opportunities that arise. Our ability to dispose of properties on advantageous terms or at all depends on factors beyond our control, including competition from other sellers, current market conditions (including capitalization rates applicable to our properties) and the availability of financing for potential buyers of our properties. If we are unable to dispose of properties at all or on favorable terms or redeploy the proceeds of property divestitures in accordance with our investment strategy, then our financial condition, results of operations, cash flow, ability to meet our debt obligations in a timely manner and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

Actions by our competitors may affect our ability to divest properties and may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with other owners, operators and developers of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. In addition, if our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire. As a result, our financial condition, cash flow, cash available for distribution, payments to our noteholders and ability to satisfy our debt service obligations could be materially adversely affected.

We may not be successful in contributing properties to our co-investment ventures.

Although we are curtailing our capital deployment activities until the financial and real estate markets stabilize, we may contribute or sell properties to our co-investment ventures on a case-by-case basis. However, we may fail to contribute properties to our co-investment ventures due to such factors as our inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or our co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as forward commitments, loan maturities and future redemptions. If the co-investment ventures are unable to raise additional capital on favorable terms after currently available capital is depleted or if the value of such properties are appraised at less than the cost of such properties, then such contributions or sales could be delayed or prevented, adversely affecting our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. For example, although we have acquired land for development and made capital commitments, we cannot be assured that we ultimately will be able to contribute such properties to our co-investment ventures as we have planned.

A delay in these contributions could result in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flow and the value of our general partner’s securities.

We are subject to risks and liabilities in connection with properties owned through co-investment ventures, limited liability companies, partnerships and other investments.

As of December 31, 2008, approximately 89.9 million square feet of our properties were held through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or co-investment ventures, and we may continue to develop and acquire properties through co-investment ventures, limited liability companies, partnerships with and investments in other entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions and some partners may manage the properties in the joint venture partnership, limited liability company or joint venture investments. Partnership, limited liability company or co-investment venture investments involve certain risks, including:

•	if our partners, co-members or co-venturers go bankrupt, then we and any other remaining general partners, members or co-venturers may generally remain liable for the partnership’s, limited liability company’s or co-investment venture’s liabilities;

•	if our partners fail to fund their share of any required capital contributions, then we may choose to or be required to contribute such capital;

•	our partners, co-members or co-venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	our partners, co-members or co-venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our general partner’s current policy with respect to maintaining its qualification as a real estate investment trust;

•	the joint venture, limited liability company and partnership agreements often restrict the transfer of a co-venturer’s, member’s or partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	our relationships with our partners, co-members or co-venturers are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•	disputes between us and our partners, co-members or co-investment venturers may result in litigation or arbitration that would increase our expenses and prevent AMB Property Corporation’s officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company, or joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our partners, co-members or co-venturers.

We generally seek to maintain sufficient control or influence over our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives, however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

We may be unable to complete renovation, development and redevelopment projects at all or on advantageous terms.

On a strategic and selective basis, we may develop, renovate and redevelop properties. In the long term after the credit markets stabilize, we may expand and increase our investment in our development, renovation and redevelopment business. The real estate development, renovation and redevelopment business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders, which include the following risks:

•	we may not be able to obtain financing for development projects at all or on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties, generating cash flow and, if applicable, contributing properties to a joint venture;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may not be able to lease properties at all or on favorable terms;

•	construction costs, total investment amounts and our share of remaining funding may exceed our estimates and projects may not be completed, delivered or stabilized as planned;

•	we may not be able to capture the anticipated enhanced value created by our value-added conversion projects ever or on our expected timetables;

•	we may fail to contribute properties to our co-investment ventures due to such factors as our inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or our co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as future redemptions;

•	we may experience delays (temporary or permanent) if there is public opposition to our activities;

•	substantial renovation, new development and redevelopment activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations; and

•	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we have financed through construction loans.

We may be unable to consummate acquisitions at all or on advantageous terms or acquisitions may not perform as we expect.

On a strategic and selective basis, we may continue to acquire properties, primarily industrial in nature. The acquisition of properties entails various risks, including the risks that our investments may not perform or grow in value as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations or, if applicable, contribute the acquired properties to a joint venture, and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured credit facilities, proceeds from debt or limited partnership unit offerings by us or our subsidiaries and proceeds from property divestitures, which may not be available and which could adversely affect our cash flow. Further, we face significant competition for attractive investment opportunities from other real estate investors, including both publicly-traded real estate investment trusts and private institutional investors and funds. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and the ability to make distributions to our unitholders and payments to our noteholders.

Real estate investments are relatively illiquid, making it difficult for us to respond promptly to changing conditions.

Real estate assets are not as liquid as certain other types of assets. Further, the Internal Revenue Code regulates the number of properties that our general partner, as a real estate investment trust, can dispose of in a year, their tax bases and the cost of improvements that we make to the properties. In addition, a portion of the properties held directly or indirectly by certain of our subsidiary partnerships were acquired in exchange for limited partnership units in the applicable partnership. The contribution agreements for such properties may contain restrictions on certain sales, exchanges or other dispositions of these properties, or a portion thereof, that result in a taxable transaction for specified periods, following the contribution of these properties to the applicable partnership. These limitations may affect our ability to sell properties. This lack of liquidity and the Internal Revenue Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our unitholders and payments to our noteholders and our ability to access capital necessary to meet our debt payments and other obligations.

Risks Associated With Our International Business

Our international activities are subject to special risks and we may not be able to effectively manage our international business.

We have acquired and developed, and may continue to acquire and develop on a strategic and selective basis, properties outside the United States. Because local markets affect our operations, our international investments are subject to economic fluctuations in the international locations in which we invest. Access to capital may be more restricted, or unavailable entirely or on favorable terms, in certain locations. In addition, our international operations are subject to the usual risks of doing business abroad such as revisions in tax treaties or other laws and regulations, including those governing the taxation of our international revenues, restrictions on the transfer of funds, and, in certain parts of the world, uncertainty over property rights and political instability. We cannot predict the likelihood that any of these developments may occur. Further, we have entered, and may in the future enter, into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. Further, even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis or at all.

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

Further, our business has grown rapidly and may continue to grow in a strategic and deliberate manner. If we fail to effectively manage our international growth, then our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and the currencies of the other countries in which we invest.

We may pursue growth opportunities in international markets on a strategic and selective basis. As we invest in countries where the U.S. dollar is not the national currency, we are subject to international currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of those other countries. A significant depreciation in the value of the currency of one or more countries where we have a significant investment may materially affect our results of operations. We attempt to mitigate any such effects by borrowing in the currency of the country in which we are investing and, under certain circumstances, by putting in place international currency put option contracts to hedge exchange rate fluctuations. For leases denominated in international currencies, we may use derivative financial instruments to manage the international currency exchange risk. We cannot assure you, however, that our efforts will successfully neutralize all international currency risks.

Acquired properties may be located in new markets, where we may face risks associated with investing in an unfamiliar market.

We have acquired and may continue to acquire properties on a strategic and selective basis in international markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, there can be no guarantee that all such risks will be eliminated.

General Business Risks

Our performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.

As of December 31, 2008, our industrial properties located in California represented 23.7% of the aggregate square footage of our industrial operating properties and 22.3% of our industrial annualized base rent, on an owned and managed basis. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our notetholders.

We may experience losses that our insurance does not cover.

We carry commercial liability, property and rental loss insurance covering all the properties that we own and manage in types and amounts that we believe are adequate and appropriate given the relative risks applicable to the property, the cost of coverage and industry practice. Certain losses, such as those due to terrorism, windstorms, floods or seismic activity, may be insured subject to certain limitations, including large deductibles or co-payments and policy limits. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we consider commercially reasonable given the cost and availability of such coverage, we cannot be certain that we will be able to renew coverage on comparable terms or collect under such policies. In addition, there are other types of losses, such as those from riots, bio-terrorism or acts of war, that are not generally insured in our industry because it is not economically feasible to do so. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates. Given current market conditions, there can also be no assurance that the insurance companies providing our coverage will not fail or have difficulty meeting their coverage obligations to us. Furthermore, we cannot assure you that our insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds our insured limits with respect to one or more of our properties or if our insurance companies fail to meet their coverage commitments to us in the event of an insured loss, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the co-investment ventures, we generally will be liable for all of the co-investment ventures’ unsatisfied recourse obligations. Any such losses or higher insurance costs could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders.

A number of our properties are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. Our largest concentration of such properties is in California where, on an owned and managed basis, as of December 31, 2008, we had 296 industrial buildings, aggregating approximately 31.2 million square feet and representing 23.7% of our industrial operating properties based on aggregate square footage and 22.3% based on industrial annualized base rent, on an owned and managed basis. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. We carry earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

We have acquired and may in the future acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Contingent or unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for environmental conditions;

•	losses in excess of our insured coverage;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax, legal and regulatory liabilities;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation or acquisition transactions that had not been asserted or were unknown prior to our formation or acquisition transactions; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of our properties.

Risks Associated With Our General Partner’s Dependence on Key Personnel

We depend on the efforts of our general partner’s executive officers and other key employees. From time to time, our personnel and their roles may change. As part of our cost savings plan, we have reduced our total global headcount and may do so again in the future. While we believe that we have retained our key talent and left our global platform intact and can find suitable employees to meet our personnel needs, the loss of key personnel, any change in their roles, or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders. AMB Property Corporation does not have employment agreements with any of its executive officers.

Because our compensation packages include equity-based incentives, pressure on our general partner’s stock price or limitations on our ability to award such incentives could affect our ability to offer competitive compensation packages to our general partner’s executives and our key employees. If we are unable to continue to attract and retain our general partner’s executive officers, or if compensation costs required to attract and retain key employees become more expensive, our performance and competitive position could be materially adversely affected.

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

Under various environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances or petroleum products at, on, under, in or from its property. The costs of removal or remediation of such substances could be substantial. These laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination.

Environmental laws in some countries, including the United States, also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties are known to contain asbestos-containing building materials.

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

At the time of acquisition, we subject all of our properties to a Phase I or similar environmental assessment by independent environmental consultants, and we may have additional Phase II testing performed upon the consultant’s recommendation. These environmental assessments have not revealed, and we are not aware of, any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Nonetheless, it is possible that the assessments did not reveal all environmental liabilities and that there are material environmental liabilities unknown to us, or that known environmental conditions may give rise to liabilities that are greater than we anticipated. Further, our properties’ current environmental condition may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks) or by unrelated third parties. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and payments to our noteholders could be adversely affected.

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

Our general partner elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ended December 31, 1997. Our general partner believes it has operated so as to qualify as a real estate investment trust under the Internal Revenue Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable it to continue to qualify as a real estate investment trust. However, it is possible that our general partner has been organized or has operated in a manner that would not allow it to qualify as a real estate investment trust, or that its future operations could cause it to fail to qualify. Qualification as a real estate investment trust requires our general partner to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a real estate investment trust, our general partner must derive at least 95% of its gross income in any year from qualifying sources. In addition, it must pay dividends to its stockholders aggregating annually at least 90% of its real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. While historically our general partner has satisfied the distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows our general partner to satisfy up to 90% of this distribution requirement through the distribution of shares of its stock, if certain conditions are met. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a real estate investment trust are more complicated in our general partner’s case because it holds its assets through us. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our general partner’s ability to qualify as a real estate investment trust.

If our general partner fails to qualify as a real estate investment trust in any taxable year, it will be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless our general partner is entitled to relief under certain statutory provisions, it would be disqualified from treatment as a real estate investment trust for the four taxable years following the year in which it lost its qualification. If our general partner lost its real estate investment trust status, then its net earnings available for investment or distribution to its stockholders would be significantly reduced for each of the years involved. In addition, our general partner would no longer be required to make distributions to its stockholders, and accordingly, distributions we make to our unitholders could be similarly reduced.

Furthermore, we own a direct or indirect interest in certain subsidiary REITs which elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by us from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy various REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to United States federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT would have an adverse effect on our general partner’s ability to comply with the REIT income and asset tests, and thus our general partner’s ability to qualify as a REIT.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment venture funds. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment venture funds are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, our general partner would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our general partner’s ability to satisfy the income tests for qualification as a real estate investment trust.

Risks Associated with Our Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, our disclosure controls and procedures and internal control over financial reporting with respect to entities that we do not control or manage or third-party entities that we may acquire may be substantially more limited than those we maintain with respect to the subsidiaries that we have controlled or managed over the course of time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

INDUSTRIAL PROPERTIES

As of December 31, 2008, we owned and managed 1,116 industrial buildings aggregating approximately 131.5 million rentable square feet (on a consolidated basis, we had 696 industrial buildings aggregating approximately 72.8 million rentable square feet), excluding development and renovation projects and recently completed development projects available for sale or contribution, located in 49 global markets throughout the Americas, Europe and Asia. Our industrial properties were 95.1% leased to 2,602 customers, the largest of which accounted for no more than 4.1% of our annualized base rent from our industrial properties. See Part IV, Item 15: Note 16 of “Notes to Consolidated Financial Statements” for segment information related to our operations.

Property Characteristics.  Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings.

The following table identifies types and characteristics of our industrial buildings and each type’s percentage, based on square footage, of our total owned and managed operating portfolio:

		December 31,
Building Type	Description	2008	2007

Warehouse	Customers typically 15,000-75,000 square feet, single or multi-customer	53.6%	51.6%
Bulk Warehouse	Customers typically over 75,000 square feet, single or multi-customer	36.2%	37.1%
Flex Industrial	Includes assembly or research & development, single or multi-customer	3.4%	3.6%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	2.7%	3.0%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	2.5%	2.8%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	1.1%	1.3%
Office	Single or multi-customer, used strictly for office	0.5%	0.6%

		100.0%	100.0%

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

Overview of Our Global Market Presence.  Our industrial properties are located in the following markets:

The Americas		Europe	Asia

Atlanta	Northern New Jersey/	Amsterdam	Beijing
Austin	New York City	Bremerhaven	Guangzhou
Baltimore/Washington D.C.	Orlando	Brussels	Nagoya
Boston	Querétaro	Frankfurt	Osaka
Chicago	Reynosa	Hamburg	Seoul
Dallas/Ft. Worth	San Francisco Bay Area	Le Havre	Shanghai
Guadalajara	Savannah	London	Singapore
Houston	Seattle	Lyon	Tokyo
Mexico City	South Florida	Madrid
Minneapolis	Southern California	Milan
Monterrey	Tijuana	Paris
New Orleans	Toronto	Rotterdam
Warsaw

Within these metropolitan areas, our industrial properties are generally concentrated in locations with limited new construction opportunities within established, relatively large submarkets, which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These infill locations are typically near major airports or seaports or convenient to major highway systems and rail lines, and are proximate to large and diverse labor pools. There is typically broad demand for industrial space in these centrally-located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer constraints to the supply of additional industrial properties.

Portfolio Overview

The following includes our owned and managed operating portfolio and development properties, investments in operating properties through non-managed unconsolidated joint ventures, and recently completed developments that have not yet been placed in operations but are being held for sale or contribution:

					Year-to-Date	Trailing Four
		AMB’s Share		Annualized	Same Store NOI	Quarters Rent
	Square Feet	of Square	2008	Base Rent(1)	Growth Without	Change on
	as of	Feet as of	Average	psf as of	Lease	Renewals and
Markets	12/31/2008	12/31/2008	Occupancy	12/31/2008	Termination Fees(2)	Rollovers(3)

Southern California	20,135,479	55.2%	97.1%	$6.43	6.2%	8.4%
Chicago	13,395,861	52.6%	90.3%	5.45	(2.4)%	0.1%
No. New Jersey/New York	11,351,674	48.4%	98.5%	7.45	4.8%	3.0%
San Francisco Bay Area	10,908,232	71.3%	93.0%	6.64	1.4%	4.7%
Seattle	8,645,277	47.1%	96.9%	5.23	7.9%	7.6%
South Florida	6,279,591	70.8%	95.3%	7.54	0.6%	10.1%
U.S. On-Tarmac(4)	2,630,724	92.7%	92.3%	19.09	(1.4)%	(2.8)%
Other U.S. Markets	28,690,611	63.2%	93.3%	5.63	1.4%	0.5%

U.S. Subtotal/Wtd Avg	102,037,449	59.3%	94.6%	$6.50	2.6%	3.8%

Canada	2,441,076	100.0%	97.2%	$4.96	0.0%	4.9%

Mexico City	3,590,942	47.4%	98.0%	$5.94	11.3%	(3.0)%
Guadalajara	2,890,526	21.6%	96.1%	4.66	4.3%	0.9%
Other Mexico Markets	419,845	26.8%	100.0%	5.20	1.3%	n/a

Mexico Subtotal/Wtd Avg	6,901,313	35.4%	97.4%	$5.36	8.8%	(0.7)%

The Americas Total/Wtd Avg	111,379,838	58.7%	94.8%	$6.39	2.8%	3.7%

France	3,432,527	22.3%	94.8%	$8.86	5.7%	(21.5)%
Germany	3,191,670	30.3%	97.0%	8.92	(2.0)%	3.5%
Benelux	2,835,213	20.8%	99.2%	10.11	17.2%	5.9%
Other Europe Markets	343,077	61.9%	100.0%	13.50	0.0%	n/a

Europe Subtotal/Wtd Avg(5)	9,802,487	25.9%	97.0%	$9.42	5.9%	(14.6)%

Tokyo	5,263,053	20.0%	93.0%	$15.17	12.4%	4.5%
Osaka	2,000,037	59.2%	93.0%	11.83	17.1%	0.9%

Japan Subtotal/Wtd Avg(5)	7,263,090	30.8%	93.0%	$14.25	13.2%	3.3%

China	1,908,646	100.0%	94.2%	$4.59	9.4%	11.1%
Singapore	935,926	100.0%	99.3%	9.48	14.2%	4.2%
Other Asia Markets	218,132	100.0%	100.0%	6.65	0.0%	n/a

Asia Total/Wtd Avg(5)	10,325,794	51.3%	93.9%	$12.00	11.4%	4.0%

Owned and Managed Total/Wtd Avg(6)	131,508,119	55.7%	94.9%	$7.05	3.7%	3.1%
Other Real Estate Investments(7)	7,495,659	54.3%	94.1%	5.32

Total Operating Portfolio	139,003,778	55.6%	94.9%	$6.96

Development
Pipeline	16,437,557	90.2%
Available for Sale or Contribution(8)	4,553,798	93.4%

Development Subtotal	20,991,355	90.9%

Total Global Portfolio	159,995,133	60.2%

(1)	Annualized base rent (“ABR”) is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2008, multiplied by 12.

(2)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a reconciliation to net income and a discussion of why management believes same store cash basis NOI is a useful supplemental measure for our management and investors, ways to use this measure when assessing our financial performance, and the limitations of the measure as a measurement tool.

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

(4)	Includes domestic on-tarmac air cargo facilities at 14 airports.

(5)	Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2008.

(6)	Owned and managed is defined by us as assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we currently intend to hold for the long term.

(7)	Includes investments in operating properties through our investments in unconsolidated joint ventures that we do not manage, and are therefore excluded from our owned and managed portfolio, and the location of our global headquarters.

(8)	Represents development projects available for sale or contribution that are not included in the operating portfolio.

Lease Expirations(1)

The following table summarizes the lease expirations for our owned and managed operating properties for leases in place as of December 31, 2008, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

	Square	Annualized Base	% of Annualized
Year	Feet	Rent (000’s)(2)(3)	Base Rent(2)

2009	23,444,706	$149,454	16.8%
2010	19,278,934	131,344	14.7%
2011	22,593,857	158,835	17.8%
2012	15,059,276	118,395	13.3%
2013	13,692,677	98,151	11.0%
2014	10,522,141	80,243	9.0%
2015	6,007,611	44,524	5.0%
2016	3,157,107	20,962	2.3%
2017	3,685,865	26,806	3.0%
2018+	8,235,934	63,319	7.1%

Total	125,678,108	$892,033	100.0%

(1)	Schedule includes leases that expire on or after December 31, 2008. Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we currently intend to hold for the long term.

(2)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2008, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2008.

(3)	Apron rental amounts (but not square footage) are included.

Customer Information(1)

Top Customers.  As of December 31, 2008, our largest customers by annualized base rent, on an owned and managed basis, are set forth in the table below:

			Annualized
		Square	Base (000’s)	% of Annualized
Customer(2)		Feet	Rent(3)	Base Rent(3)(4)

1	Deutsche Post World Net (DHL)(5)	4,546,771	$35,812	4.1%
2	United States Government(5)(6)	1,393,646	20,770	2.4%
3	FedEx Corporation(5)	1,469,895	15,035	1.7%
4	Nippon Express	1,074,128	13,096	1.5%
5	Sagawa Express	729,135	11,992	1.4%
6	BAX Global Inc/Schenker/DeutscheBahn(5)	1,044,503	9,924	1.1%
7	Panalpina	1,316,351	8,727	1.0%
8	La Poste	902,391	8,249	0.9%
9	UPS	1,263,715	8,075	0.9%
10	Caterpillar Logistics Services	543,039	7,977	0.9%

	Subtotal	14,283,574	$139,657	15.9%
	Top 11-20 Customers	6,784,688	52,058	5.9%

	Total	21,068,262	$191,715	21.8%

(1)	Schedule includes owned and managed operating properties.

(2)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2008, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2008.

(4)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of operating properties.

(5)	Airport apron rental amounts (but not square footage) are included.

(6)	United States Government includes the United States Postal Service, United States Customs, United States Department of Agriculture and various other U.S. governmental agencies.

OWNED AND MANAGED OPERATING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties as of and for the years ended December 31, 2008, 2007 and 2006:

Operating Portfolio	2008	2007	2006

Square feet owned(2)(3)	131,508,119	118,180,295	100,702,915
Occupancy percentage(3)	95.1%	96.0%	96.1%
Average occupancy percentage	94.9%	95.1%	95.3%

Weighted average lease terms (years):
Original	6.2	6.2	6.1
Remaining	3.4	3.5	3.3

Trailing four quarters tenant retention	71.5%	74.0%	70.9%

Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	3.1%	4.9%	(0.1)%
Same space square footage commencing (millions)	18.4	19.2	16.2

Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.43	$1.19	$1.41
Re-tenanted	$3.23	$3.25	$3.19
Weighted average	$2.02	$2.03	$2.20
Square footage commencing (millions)	22.0	22.8	19.1

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	As of December 31, 2008, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. In December 2008, we entered into a definitive agreement to terminate our management agreement with IAT Air Cargo Facilities Income Fund, effective in the first quarter of 2009. As of December 31, 2008, we also had investments in 7.4 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures and 0.1 million square feet, which is the location of our global headquarters.

(3)	On a consolidated basis, we had approximately 72.8 million rentable square feet with an occupancy rate of 94.5% at December 31, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties as of and for the years ended December 31, 2008, 2007 and 2006:

Same Store Pool(2)	2008	2007	2006

Square feet in same store pool(3)	100,912,256	85,192,781	77,291,866
% of total square feet	76.7%	72.1%	76.8%
Occupancy percentage(3)	94.8%	96.4%	97.0%
Average occupancy percentage	94.6%	95.9%	95.9%

Weighted average lease terms (years):
Original	5.8	6.1	6.0
Remaining	2.8	3.1	3.0

Trailing four quarters tenant retention	71.7%	73.4%	72.5%

Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	2.7%	5.0%	(0.4)%
Same space square footage commencing (millions)	17.3	17.6	15.7

Growth % increase (including straight-line rents):
Revenues(5)	3.4%	4.3%	2.1%
Expenses(5)	5.0%	6.7%	3.5%
Net operating income, excluding lease termination fees(5)(6)	2.8%	3.4%	1.6%

Growth % increase (excluding straight-line rents):
Revenues(5)	4.0%	5.6%	2.8%
Expenses(5)	5.0%	6.7%	3.5%
Net operating income, excluding lease termination fees(5)(6)	3.7%	5.1%	2.6%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months) after December 31, 2006, 2005 and 2004 for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	On a consolidated basis, we had approximately 65.0 million square feet with an occupancy rate of 94.8% at December 31, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	As of December 31, 2008, on a consolidated basis, the percentage change was 1.4%, 2.4% and 1.0%, respectively, for revenues, expenses and NOI (including straight-line rents) and 2.1%, 2.4% and 2.0%, respectively, for revenues, expenses and NOI (excluding straight-line rents).

(6)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

DEVELOPMENT PROPERTIES

Development Pipeline(1)

The following table sets forth the properties owned by us as of December 31, 2008, that are currently under development.

Industrial Projects Under Development
(dollars in thousands)

	2009 Expected Stabilizations		2010 Expected Stabilizations		Total
	Estimated	Estimated	Estimated	Estimated	Estimated	Estimated	% of Total
	Square Feet at	Total	Square Feet at	Total	Square Feet at	Total	Estimated
	Stabilization(2)	Investment(3)(4)	Stabilization(2)	Investment(3)(4)	Stabilization(2)	Investment(3)(4)	Investment(2)(3)(4)

The Americas
United States	5,580,595	$449,120	189,740	$16,552	5,770,335	$465,672	35.3%
Other Americas	3,741,731	229,681	875,533	55,362	4,617,264	285,043	21.6%

The Americas Total	9,322,326	$678,801	1,065,273	$71,914	10,387,599	$750,715	56.9%

Europe
France	460,050	$44,244	340,441	$28,944	$800,491	$73,188	5.5%
Germany	—	—	413,958	48,781	413,958	48,781	3.7%
Benelux	1,054,754	122,429	—	—	1,054,754	122,429	9.3%
Other Europe	436,916	38,715	—	—	436,916	38,715	2.9%

Europe Total	1,951,720	$205,388	754,399	$77,725	2,706,119	$283,113	21.5%

Asia
Japan	685,757	$122,762	417,833	$55,215	1,103,590	177,977	13.5%
China	617,062	29,211	1,623,187	78,001	2,240,249	107,212	8.1%
Other Asia	—	—	—	—	—	—	0.0%

Asia Total	1,302,819	$151,973	2,041,020	$133,216	3,343,839	$285,189	21.6%

Total	12,576,865	$1,036,162	3,860,692	$282,855	16,437,557	$1,319,017	100.0%

Real estate impairment losses(5)						(42,368)

Estimated total investment, net of real estate impairment losses						$1,276,649

Number of Projects		43		10		53
Funded-to-Date(6)		$920,346		$136,862		$1,057,208
AMB’s Weighted Average Ownership Percentage		90.5%		98.8%		92.3%
AMB’s Share of Amounts Funded to Date(6)		$834,025		$134,682		$968,707
AMB’s Share of Amounts Funded to Date Percentage(6)(7)(8)		88.9%		48.2%		79.6%
AMB’s Share of Remainder to Fund(6)(7)		$103,862		$144,697		$248,559
Weighted Average Estimated Yield(7)(9)		7.5%		7.4%		7.5%
Percent Pre-Leased(10)		46.0%		3.8%		36.1%

(1)	Includes investments held through unconsolidated joint ventures.

(2)	Stabilization is generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months.

(3)	Represents total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2008. We cannot assure you that any of these projects will be completed on schedule or within budgeted amounts.

(4)	Includes value-added conversion projects.

(5)	See Part IV, Item 15: Note 3 of “Notes to Consolidated Financial Statements” for discussion of real estate impairment losses.

(6)	Amounts include capitalized interest and overhead costs, as applicable.

(7)	Calculated using estimated total investment before the impact of real estate impairment losses.

(8)	Calculated as our share of amounts funded to date to our share of estimated total investment.

(9)	Yields exclude value-added conversion projects and are calculated on an after-tax basis for international projects.

(10)	Percent pre-leased represents the executed lease percentage of total square feet as of the reporting data.

Completed Development Projects Available for Sale or Contribution(1)

The following table sets forth completed development projects that we intend to either sell or contribute to co-investment funds as of December 31, 2008 (dollars in thousands):

		Total
	Square Feet	Investment(2)

The Americas
United States	928,751	$86,882
Other Americas	—	—

The Americas Total	928,751	$86,882
Europe
France	277,817	$23,304
Germany	139,608	18,850
Benelux	110,712	16,606
Other Europe	585,971	70,138

Europe Total	1,114,108	$128,898
Asia
Japan	2,148,194	$387,511
China	—	—
Other Asia	362,745	25,767

Asia Total	2,510,939	$413,278

Total	4,553,798	$629,058

Real estate impairment losses(3)		(16,205)

Total investment, net of real estate impairment losses		$612,853

AMB’s Weighted Average Ownership Percentage		92.9%
Weighted Average Estimated Yield(4)		7.0%
Percent Pre-leased		45.2%

(1)	Represents projects where development activities have been completed and which we intend to sell or contribute within two years of construction completion. Includes investments held through unconsolidated joint ventures.

(2)	Represents total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2008.

(3)	See Part IV, Item 15: Note 3 of “Notes to Consolidated Financial Statements” for discussion of real estate impairment losses.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Properties Held Through Co-investment Ventures, Limited Liability Companies and Partnerships

The following table summarizes our eight consolidated and unconsolidated significant co-investment ventures as of December 31, 2008:

			Principal		Incentive
	Date	Geographic	Venture	Functional	Distribution
Co-investment Venture	Established	Focus	Investors	Currency	Frequency	Term

Consolidated
AMB-SGP	March 2001	United States	Subsidiary of GIC Real Estate Pte Ltd.	USD	10 years	March 2011; extendable 10 years
AMB Institutional Alliance Fund II	June 2001	United States	Various	USD	At dissolution	December 2014 (estimated)
AMB-AMS	June 2004	United States	Various	USD	At dissolution	December 2012; extendable 4 years
Unconsolidated
AMB Institutional Alliance Fund III	October 2004	United States	Various	USD	3 years (next 2Q11)	Open ended
AMB-SGP Mexico	December 2004	Mexico	Subsidiary of GIC Real Estate Pte Ltd.	USD	7 years	December 2011; extendable 7 years
AMB Japan Fund I	June 2005	Japan	Various	JPY	At dissolution	June 2013; extendable 2 years
AMB DFS Fund I	October 2006	United States	GE Real Estate	USD	Upon project sales	Perpetual
AMB Europe Fund I	June 2007	Europe	Various	EUR	3 years (next 2Q10)	Open ended

Consolidated Joint Ventures

As of December 31, 2008, we held interests in co-investment ventures, limited liability companies and partnerships with institutional investors and other third parties, which we consolidate in our financial statements. We determine consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46) or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and SOP 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in EITF 04-5, we consolidate certain joint venture investments because we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. We are the general partner (or equivalent of a general partner in entities not structured as partnerships) in a number of our consolidated joint venture investments. In all such cases, the limited partners in such investments (or equivalent of limited partners in such investments which are not structured as partnerships) do not have rights described in EITF 04-5, which would preclude consolidation. We consolidate certain other joint ventures where we are not the general partner (or equivalent of a general partner in entities not structured as partnerships) because we have control over those entities through majority ownership, retention of the majority of economics, and a combination of substantive kick-out rights and/or substantive participating rights.

Under the agreements governing the co-investment ventures, we and the other party to the co-investment venture may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of co-investment venture interests by us or the other party to the co-investment venture and typically provide certain rights to us or the other party to the co-investment venture to sell our or their interest in the co-investment venture to the co-investment venture or to the other co-investment venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the co-investment ventures include buy/sell provisions. See Part IV, Item 15: Notes 9 and 10 of the “Notes to Consolidated Financial Statements” for additional details.

The table that follows summarizes our consolidated joint ventures as of December 31, 2008 (dollars in thousands):

	Our		Gross
	Ownership	Square	Book	Property	Other
Consolidated Joint Ventures	Percentage	Feet(1)	Value(2)	Debt	Debt

Operating Co-investment Ventures
AMB-SGP(3)	50%	8,288,663	$461,981	$341,855	$—
AMB Institutional Alliance Fund II(4)	20%	8,006,081	533,491	232,856	50,000
AMB-AMS(5)	39%	2,172,137	157,034	83,337	—

Total Operating Co-investment Ventures	35%	18,466,881	1,152,506	658,048	50,000
Development Co-investment Ventures
AMB Institutional Alliance Fund II(4)	20%	98,560	5,415	—	—

Total Development Co-investment Ventures	20%	98,560	5,415	—	—

Total Consolidated Co-investment Ventures	35%	18,565,441	1,157,921	658,048	50,000
Other Industrial Operating Joint Ventures	92%	2,196,134	212,472	21,544	—
Other Industrial Development Joint Ventures	65%	1,551,047	299,687	128,501	—

Total Consolidated Joint Ventures	47%	22,312,622	$1,670,080	$808,093	$50,000

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture and excludes net other assets as of December 31, 2008. Development book values include uncommitted land.

(3)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(5)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

Unconsolidated Joint Ventures

As of December 31, 2008, we held interests in five significant equity investment co-investment ventures that are not consolidated in our financial statements. We determine consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46) or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and SOP 78-9, Accounting for Investments in Real Estate Ventures. For joint ventures that are variable interest entities as defined under FIN 46 where we are not the primary beneficiary, we do not consolidate the joint venture for financial reporting purposes. For joint ventures under EITF 04-5 where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and do not consolidate the joint venture for financial reporting purposes. In such unconsolidated joint ventures, either we are not the general partner (or general partner equivalent) and do not hold sufficient capital or any rights that would require consolidation or, alternatively, we are the general partner (or the general partner equivalent) and the other partners (or equivalent) hold substantive participating rights that override the presumption of control.

The table that follows summarizes our unconsolidated joint ventures as of December 31, 2008 (dollars in thousands):

	Our			Gross			Our	Estimated	Planned
	Ownership	Square		Book	Property	Other	Net Equity	Investment	Gross
Unconsolidated Joint Ventures	Percentage	Feet(1)		Value(2)	Debt	Debt	Investment(3)	Capacity	Capitalization

Operating Co-Investment Ventures
AMB Institutional Alliance Fund III(4)(5)	19%	36,869,518		$3,339,952	$1,761,477	$40,000	$184,645	$—	$3,340,000
AMB Europe Fund I(5)(6)	21%	9,165,082		1,223,167	705,522	—	64,665	—	1,223,000
AMB Japan Fund I(7)	20%	6,281,928		1,350,958	775,254	132,168	65,705	189,000	1,540,000
AMB-SGP Mexico(8)	22%	6,331,990		353,983	170,403	58,825	19,519	245,000	599,000

Total Operating Co-investment Ventures	20%	58,648,518		6,268,060	3,412,656	230,993	334,534	434,000	6,702,000
Development Co-investment Ventures:
AMB DFS Fund I(9)	15%	1,237,764		132,989	—	—	20,663	306,000	439,000
AMB Institutional Alliance Fund III(4)(5)	19%	178,567		10,047	5,996	—	785	n/a	n/a
AMB Europe Fund I(5)(6)	21%	63,507		8,616	4,290	—	898	n/a	n/a

Total Development Co-investment Ventures	16%	1,479,838		151,652	10,286	—	22,346	306,000	439,000

Total Unconsolidated Co-investment Ventures	20%	60,128,356		6,419,712	3,422,942	230,993	356,880	740,000	7,141,000
Other Industrial Operating Joint Ventures	51%	7,418,749	(10)	278,214	164,206	—	49,791	n/a	n/a

Total Unconsolidated Joint Ventures	21%	67,547,105		$6,697,926	$3,587,148	$230,993	$406,671	$740,000	$7,141,000

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture and excludes net other assets as of December 31, 2008. Development book values include uncommitted land.

(3)	On June 13, 2008, we acquired an additional approximate 19% interest in G. Accion, S.A. de C.V., a Mexican real estate company that holds equity method investments, and as a result of our increased ownership, we began consolidating our interest in G. Accion, effective as of that date. On July 18, 2008, we acquired the remaining equity interest (approximately 42%) in G. Accion. As of December 31, 2008 and December 31, 2007, we had a 100% consolidated interest and 39% unconsolidated equity interest, respectively, in G. Accion. As our wholly-owned subsidiary, G. Accion has been renamed AMB Property Mexico, S.A. de C.V. and it continues to provide management and development services for industrial, retail and residential properties in Mexico. Through our investment in AMB Property Mexico, we hold equity interests in various other unconsolidated ventures totaling approximately $24.6 million as of December 31, 2008. At December 31, 2007, we had equity interests in G. Accion totaling approximately $32.7 million.

(4)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture.

(5)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds are not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(6)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The venture is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2008.

(7)	AMB Japan Fund I, L.P. is a co-investment venture formed in 2005 with institutional investors. The venture is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2008.

(8)	AMB-SGP Mexico, LLC is a co-investment venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(9)	AMB DFS Fund I, LLC is a co-investment venture formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(10)	Includes investments in 7.4 million square feet of operating properties through our investments in unconsolidated joint ventures that we do not manage, which we exclude from our owned and managed portfolio. Our owned and managed operating portfolio includes properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we currently intend to hold for the long-term.

On December 30, 2004, we formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which we retained an approximate 20% interest. This interest increased to approximately 22% upon our acquisition of AMB Property Mexico. During 2008, we contributed three completed development projects totaling approximately 1.4 million square feet to this co-investment venture for approximately $90.5 million. During 2007, we contributed one approximately 0.1 million square foot operating property for approximately $4.6 million to this co-investment venture. In addition, we recognized development profits from the contribution to this co-investment venture of two completed development projects aggregating approximately 0.3 million square feet with a contribution value of $22.9 million.

On June 30, 2005, we formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which we retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $545.9 million in U.S. dollars, using the exchange rate at December 31, 2008) for an approximate 80% equity interest. During 2008, we contributed to this co-investment venture two completed development projects, aggregating approximately 0.9 million square feet for approximately $174.9 million (using the exchange rate on the date of contribution). During 2007, we contributed to this co-investment venture one completed development project aggregating approximately 0.5 million square feet for approximately $84.4 million (using the exchange rate on the date of contribution).

On October 17, 2006, we formed AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), in which we retained an approximate 15% interest. The co-investment venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those we identify as our target markets. GE and we have committed $425.0 million and $75.0 million of equity, respectively. No properties were contributed to this co-investment venture during 2008. During the year ended December 31, 2007, we contributed to this co-investment venture approximately 82 acres of land with a contribution value of approximately $30.3 million.

Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of our accounting for our investment because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. During 2008, we contributed to this co-investment venture one approximately 0.8 million square foot operating property and four completed development projects, aggregating approximately 2.7 million square feet, for approximately $274.3 million. During 2007, we contributed to this co-investment venture one approximately 0.2 million square foot operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million.

On June 12, 2007, we formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which we retained an approximate 20% interest upon formation. At the time of formation, the institutional investors committed approximately 263.0 million Euros (approximately $367.5 million in U.S. dollars, using the exchange rate at December 31, 2008) for an approximate 80% equity interest. During 2008, we contributed to this co-investment venture two development projects, aggregating approximately 0.2 million square feet, for approximately $35.2 million (using the exchange rate on the date of contribution). During 2007, we contributed approximately 4.2 million square feet of operating properties and approximately 1.8 million square feet of completed development projects to this co-investment venture for approximately $799.3 million (using the exchange rates on the dates of contribution).

During 2008, we recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

During 2008, we recognized development profits of approximately $73.9 million, as a result of the contribution of 11 completed development projects, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During 2007, we recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and two land parcels, aggregating approximately 82 acres of land, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P.

Under the agreements governing the co-investment ventures, we and the other parties to the co-investment ventures may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt.

AMB Pier One, LLC, is a joint venture related to the 2000 redevelopment of the pier which holds our global headquarters in San Francisco, California. On June 30, 2007, we exercised our option to purchase the remaining equity interest from an unrelated third party, based on the fair market value as stipulated in the joint venture agreement in AMB Pier One, LLC, for a nominal amount. As a result, the investment was consolidated as of June 30, 2007.

In August 2008, a subsidiary of ours sold its approximate 5% interest in IAT Air Cargo Facilities Income Fund, a Canadian income trust specializing in aviation-related real estate at Canada’s international airports, as part of a tender offer for interests in the income trust. This equity investment of approximately $2.1 million (valued as of December 31, 2007) was included in other assets on the consolidated balance sheets as of December 31, 2007.

Secured Debt

As of December 31, 2008, we had $1.5 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust or mortgages. As of December 31, 2008, the total gross investment book value of those properties securing the debt was $2.1 billion. Of the $1.5 billion of secured indebtedness, $808.1 million was consolidated co-investment venture debt secured by properties with a gross investment value of $1.4 billion. For additional details, see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part IV, Item 15: Note 6 of “Notes to Consolidated Financial Statements” included in this report.

ITEM 3.	Legal Proceedings

As of December 31, 2008, there were no material pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our partnership units. As of December 31, 2008, we had outstanding 109,721,270 partnership units, consisting of 107,540,461 general partnership units (consisting of 98,240,461 common units, 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units, 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units, 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units) held by AMB Property Corporation and 2,180,809 common limited partnership units. The series L preferred units were issued on June 23, 2003 to AMB Property Corporation for total consideration of $50.0 million. The series M preferred units were issued on November 25, 2003 to AMB Property Corporation for total consideration of $57.5 million. The series O preferred units were issued on December 13, 2005 to AMB Property Corporation for total consideration of $75.0 million. The series P preferred units were issued on August 25, 2006 to AMB Property Corporation for total consideration of $50.0 million. Subject to certain terms and conditions, the common limited partnership units are redeemable by the holders thereof or, at our option, exchangeable on a one-for-one basis for shares of the common stock of AMB Property Corporation. As of December 31, 2008, there were 51 holders of our common partnership units (including AMB Property Corporation’s general partnership interest).

During 2008, we redeemed 495,306 common limited partnership units for the same number of shares of AMB Property Corporation’s common stock. In addition, during 2008, we redeemed 57,779 common limited partnership units for approximately $1.1 million. Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2007 and 2008:

Year	Distribution

2007
1st Quarter	$0.500
2nd Quarter	$0.500
3rd Quarter	$0.500
4th Quarter	$0.500
2008
1st Quarter	$0.520
2nd Quarter	$0.520
3rd Quarter	$0.520
4th Quarter	$—

ITEM 6.	Selected Financial Data

SELECTED COMPANY FINANCIAL AND OTHER DATA (1)

The following table sets forth selected consolidated historical financial and other data for AMB Property, L.P. on a historical basis as of and for the years ended December 31:

Note: Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis. See footnote 2 below for further discussion of the comparability of selected financial and other data.

	2008(2)	2007	2006(2)	2005	2004
	(dollars in thousands, except unit and per unit amounts)

Operating Data
Total revenues	$715,045	$671,290	$712,391	$648,384	$565,229
(Loss) income before minority interests, discontinued operations and cumulative effect of change in accounting principle(3)	(9,160)	298,193	228,457	197,558	106,576
(Loss) income from continuing operations before cumulative effect of change in accounting principle(3)	(51,637)	253,568	179,304	135,369	59,155
Income from discontinued operations	1,545	73,979	60,378	142,380	79,361
Net (loss) income before cumulative effect of change in accounting principle	(50,092)	327,547	239,682	277,749	138,516
Net (loss) income	(50,092)	327,547	239,875	277,749	138,516
(Loss) income available to common unitholders attributable to general partner	(65,116)	295,524	209,420	250,419	118,340
(Loss) income from continuing operations per common unit:
Basic	(0.67)	2.30	1.72	1.37	0.53
Diluted	(0.67)	2.24	1.66	1.31	0.51
Net income from discontinued operations per common unit:
Basic	0.02	0.73	0.66	1.61	0.91
Diluted	0.02	0.71	0.63	1.54	0.88
Net (loss) income available to common unitholders per common unit:
Basic	(0.65)	3.03	2.38	2.98	1.44
Diluted	(0.65)	2.95	2.29	2.85	1.39
Weighted average common units outstanding — basic	101,253,972	101,550,001	92,047,678	88,684,262	86,885,250
Weighted average common units outstanding — diluted	101,253,972	104,168,707	95,444,072	92,508,725	90,120,250
Distributions declared per common unit	1.56	2.00	1.84	1.76	1.70
Other Data
Funds from operations(4)	$80,530	$365,492	$297,912	$254,363	$207,314
Funds from operations per common unit:(4)
Basic	0.80	3.60	3.24	2.87	2.39
Diluted	0.78	3.51	3.12	2.75	2.30
Cash flows provided by (used in):
Operating activities	301,020	240,543	335,855	295,815	297,349
Investing activities	(881,768)	(632,240)	(880,560)	(60,407)	(731,402)
Financing activities	581,765	420,025	483,621	(101,856)	409,705
Balance Sheet Data
Investments in real estate at cost	$6,603,856	$6,709,545	$6,575,733	$6,798,294	$6,526,144
Total assets	7,301,648	7,262,403	6,713,512	6,802,739	6,386,943
Total consolidated debt	3,990,185	3,494,844	3,437,415	3,401,561	3,257,191
Our share of total debt(5)	4,293,510	3,272,513	3,088,624	2,601,878	2,395,046
General partner’s capital	2,515,107	2,763,952	2,166,657	1,916,299	1,671,140

(1)	Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on net income or partners’ capital.

(2)	Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis, due to the re-evaluation of the accounting for our investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. As a result, the financial measures for the years 2008, 2007, 2006, 2005 and 2004, included in our operating data, other data and balance sheet data above are not comparable.

(3)	(Loss) income from continuing operations for the year ended December 31, 2008 includes real estate impairment losses of $193.9 million and restructuring charges of $12.3 million.

(4)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures,” for a reconciliation to net income and a discussion of why we believe FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing our financial performance, and FFO’s limitations as a measurement tool.

(5)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to the consolidated financial statements.

Management’s Overview

Current Global Market and Economic Conditions

Recent global market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic growth through the fourth quarter of 2008. Continued concerns about the availability and cost of credit, declining real estate market and geopolitical issues have contributed to increased market volatility and decreased expectations for the global economy. In the fourth quarter, added concerns fueled by the failure of several large financial institutions and government interventions in the U.S. financial system led to increased market uncertainty and instability in the global capital and credit markets. These conditions, combined with declining business activity levels and consumer confidence and increased unemployment, have contributed to unprecedented levels of volatility.

In light of this economic downturn, we are increasing our focus on our operations with a special emphasis on tenant retention and occupancy. Until the financial and real estate markets stabilize, we are limiting our acquisition and development activities to fulfilling prior commitments. We have realigned and streamlined internal resources as well as our overhead structure to meet the current and future needs of the business and have taken further steps to strengthen our capital and liquidity position. Our priorities are the strength of our balance sheet, controlling expenses and managing our business for the long term. Our goal is to do what we consider best for long-term value creation and enhancement of our net asset value. As we look forward, our objective is to emerge from this downturn in a competitive position to take advantage of opportunities as they arise, with our long-term earnings capacity enhanced.

Primary sources of revenue and earnings

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs. We may also generate earnings from our private capital business, which consists of asset management fees and priority distributions, acquisition and development fees, and promote interests and incentive distributions from our co-investment ventures. Additionally, we may generate earnings from the contributions of development properties to our co-investment ventures, from the disposition of projects in our development-for-sale and value-added conversion programs and from land sales. We believe that our long-term growth will be driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	raise third-party equity in our co-investment ventures and to grow our earnings from our private capital business from the acquisition of new properties or through the possible contribution of properties; and

•	develop properties profitably and sell to third parties or contribute to our select co-investment ventures.

Focus on our balance sheet and cost structure

To position ourselves to meet the challenges of the current business environment, we implemented a broad based cost reduction plan in the fourth quarter of 2008. As a result, we recognized a restructuring charge of approximately $12.3 million in the quarter, associated with severance, office closures and the termination of certain contractual obligations. About one-third of the restructuring charges were non-cash. As part of this plan, we reduced our total global headcount by approximately 22% as well as certain forecasted third party expenditures. In executing these cost saving efforts, we believe that we have preserved our ability to serve our global customers and manage our operating portfolio. While we have removed excess capacity in our deployment teams, we believe that we have retained our key talent and left our global platforms intact. Cost reductions were also made to the back office, support functions and third party costs, particularly those that related to our global expansion efforts in India and Poland.

During the fourth quarter, our general partner, AMB Property Corporation, suspended its regular quarterly common stock dividend as it had met its 2008 dividend distribution requirement. Accordingly, we made no distributions to our common limited partnership unitholders in the fourth quarter of 2008. In addition, our general partner aligned its 2009 regular dividend payments with the projected taxable income from recurring operations alone, which distribution policy we will follow for our common limited partners. Together, we believe these actions will improve our cash position by allowing us to retain $53.0 million of cash in the fourth quarter of 2008 and an additional $98 million over the course of 2009. Our general partner may make special distributions going forward, as necessary, related to taxable income associated with any asset dispositions and gain activity.

We are currently exploring various options to monetize some of our development and operating assets, including asset sales and the formation of new joint ventures. On an owned and managed basis, we have properties available for sale or contribution with an estimated total investment upon completion of $1.1 billion as of December 31, 2008. We may use some or all of the proceeds from these transactions to decrease our debt obligations, but there can be no assurance that we will consummate any such transactions or use the proceeds to pay our debt obligations.

Our liquidity position

As a result of the current market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to businesses and consumers. We believe our current maturity schedule is well-laddered. As of December 31, 2008, our total consolidated debt maturities for 2009 were $782.6 million, excluding principal amortization. Assuming that we exercise available extension options, our total 2009 consolidated debt maturities would be $340.7 million, excluding principal amortization. Our total unconsolidated debt maturities for 2009 were $212.1 million as of December 31, 2008, excluding principal amortization. Assuming we exercise available extension options, our total 2009 unconsolidated debt maturities would be $173.4 million, excluding principal amortization. As of December 31, 2008, we had $710.2 million available for future borrowings under our three multi-currency lines of credit and had cash and cash equivalents of $223.9 million. While we believe that we have sufficient working capital and capacity under our credit facilities to continue our business operations as usual in the near-term, continued turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, as well as the liquidity and financial condition of our customers. If these market conditions persist in the long-term, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs.

If our long-term debt ratings fall below current levels, the borrowing cost of debt under our unsecured credit facilities and certain term loans may increase. In addition, if our long-term debt ratings fall below investment grade, we may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable. However, the lack of other currency borrowings does not affect our ability to fully draw down under the credit facilities or term loans. While we currently do not expect our long-term debt ratings to fall below investment grade, in the event that the ratings do fall below those levels, we may be unable to exercise our options to extend the term of our credit facilities or our $230.0 million secured term loan credit agreement, and the loss of our ability to borrow in foreign currencies could affect our ability to optimally hedge our borrowings against foreign currency exchange rate changes. In addition, based on publicly available information regarding our lenders, we currently do not expect to lose borrowing capacity under our existing lines of credit as a result of a dissolution, bankruptcy, consolidation, merger or other business combination among our lenders. Our access to funds under our credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. If we do not have sufficient cash flows and income from our operations to meet our financial commitments and lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

Certain of our third party indebtedness is held by our consolidated or unconsolidated joint ventures. In the event that our joint venture partner is unable to meet its obligations under our joint venture agreements or the third party debt agreements, we may elect to pay our joint venture partner’s portion of debt to avoid foreclosure on the mortgaged property or permit the lender to foreclose on the mortgaged property to meet the joint venture’s debt obligations. In either case, we would face a loss of income and asset value on the property.

In addition, a continued increase in the cost of credit and inability to access the capital and credit markets may adversely impact the occupancy of our properties, the disposition of our properties, private capital raising and contribution of properties to our co-investment ventures. If we are unable to contribute completed development properties to our co-investment ventures or sell our completed development projects to third parties, we will not be able to recognize gains from the contribution or sale of such properties and, as a result, our net income available to our common unitholders and our funds from operations will decrease. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers may adversely impact our business and financial condition. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of buyers or our co-investment ventures to obtain financing on favorable terms to acquire such properties or cause potential buyers to not complete acquisitions of such properties. The market uncertainty with respect to capitalization rates and real estate valuations also adversely impacts our net asset value.

In the event that we do not have sufficient cash available to us through our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not they otherwise meet our strategic objectives to keep in the long term, at less than optimal terms; issuing and selling our debt and equity in public or private transactions under less than optimal conditions; entering into leases with our customers at lower rental rates or less than optimal terms; or entering into lease renewals with our existing customers without an increase in rental rates at turnover. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our business, results of operations and financial condition.

Our main financial covenants with respect to our credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of December 31, 2008, we were in compliance with all of these covenants. There can be no assurance, however, that if the financial markets and economic conditions continue to deteriorate, that we will be able to continue to comply with our financial covenants.

Impairment and restructuring charges

We recognized charges in the fourth quarter of 2008 related to the valuation of our development program and reduction in personnel of approximately $219.5 million on an owned and managed basis ($218.0 million on a consolidated basis); these charges were almost entirely non-cash. The impairment charge on the assets under development and those available for sale or contribution on an owned and managed basis totaled approximately $100.7 million ($99.2 million on a consolidated basis), reflecting a 16% decline from the $617.4 million cost basis of the assets written down. The majority of the impairment charges related to assets in the Americas, with the remainder primarily in Europe. The impairment charge on the land inventory totaled approximately $94.7 million, reflecting a 34% decline from the $278.9 million cost basis of the land written down. These impairments were related to land inventory in the Americas. We also incurred approximately $11.8 million in charges for the write-off of pursuit costs related to development projects that we no longer plan to commence and reserves against tax assets associated with the reduction in development activity, as well as approximately $12.3 million of restructuring charges associated with severance, office closures and the termination of certain contractual obligations.

An impairment charge is recognized when the book value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be sold, impairment is determined using the estimated fair value. If an asset is intended to be held for the long term, impairment is recognized if undiscounted cash flows over the entire holding period, including a residual value, are less than the cost basis. We determined impairment based upon estimated fair market values which are consistent with our business model to sell or contribute the assets we develop. When available, current market information was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on our understanding of market conditions and the experience of the management team, although actual results could differ significantly from our estimates. In a few instances, current comparative sales values were available and used to establish fair value. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. We also utilized the knowledge of our regional teams and the recent valuations of our two open-ended funds, which contain a large, geographically-diversified pool of assets, all of which were subject to third-party appraisals at year end.

In order to comply with disclosure requirements as outlined in SFAS No. 157, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing fair value for real estate assets generally fall within level three, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant unobservable inputs in establishing fair value measurements. See Part IV, Item 15: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in our results of operations during the fourth quarter of 2008.

Customer bankruptcies

From a customer receivables standpoint, as of December 31, 2008, we believe that account receivables delinquency levels were consistent with our historical norms and we believe that we maintain adequate bad debt reserves. Although we believe that the number of bankruptcies of our customers increased during the fourth quarter of 2008, we believe the impact of such bankruptcies on our business was not significant for the year ended December 31, 2008. Our account receivables delinquencies may not continue at the same levels, our bad debt reserves may not be sufficient to cover such delinquencies as they occur and the level of customer bankruptcies may increase to levels that could be significant to our operations.

Real estate operations

Real estate fundamentals in the United States continued to weaken in the fourth quarter of 2008 as the national economy slowed further. We anticipate that the U.S. and global economies will decline further in 2009. Customer decision-making is prolonged, as commitments for new space are being eliminated or put on hold with only time critical leasing decisions being made. According to data provided by Torto Wheaton Research as of February 19, 2009, availability in the United States was 11.4% for the quarter ended December 31, 2008, up 70 basis points from the prior quarter and 200 basis points from the fourth quarter of 2007. Also, according to Torto Wheaton Research, absorption was negative 47.1 million square feet in the fourth quarter of 2008, and construction completions were 44.5 million square feet, down from 45.6 million square feet in the prior quarter. For 2008, absorption was negative 94.1 million square feet, the lowest since 2001. While we expect the delivery pipeline to decline substantially, we expect net absorption to be negative in 2009.

We believe the strongest industrial markets in the United States continue to be the primary infill coastal markets tied to global trade. While demand has weakened notably across the U.S., due primarily to the weakening economy, we believe our coastal markets will continue to outperform other U.S. industrial markets. Outside the United States, while activity is moderating, we believe that we will continue to experience demand for our distribution facilities due to the reconfiguration of supply chains and customer requirements for upgraded distribution space to modern facilities.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties for the years ended December 31, 2008 and 2007:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

For the year ended December 31, 2008:
Rentable square feet	111,379,838	9,802,487	10,325,794	131,508,119
Occupancy percentage at period end(2)	95.1%	97.0%	92.7%	95.1%
Trailing four quarter same space square footage leased	17,452,675	421,051	513,354	18,387,080
Trailing four quarter rent change on renewals and rollovers(2)(3)	3.7%	(14.6)%	4.0%	3.1%
For the year ended December 31, 2007:
Rentable square feet	101,627,803	8,500,962	8,051,530	118,180,295
Occupancy percentage at period end(2)	96.0%	96.1%	96.6%	96.0%
Trailing four quarter same space square footage leased	18,144,411	690,569	405,912	19,240,892
Trailing four quarter rent change on renewals and rollovers(2)(3)	4.1%	7.6%	19.5%	4.9%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager and which we currently intend to hold for the long term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2008 was 94.8%, 90.8% and 90.0%, and trailing four quarter rent change on renewals and rollovers at period end for 2008 was 4.2%, n/a and 5.7%, respectively. On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2007 was 96.6%, 100.0% and 100.0%, and trailing four quarter rent change on renewals and rollovers at period end for 2007 was 4.2%, n/a and 48.7% respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Although the economy continued to slow, we maintained strong occupancy levels at December 31, 2008 compared to September 30, 2008 and December 31, 2007. Our owned and managed portfolio occupancy at December 31, 2008 was 95.1%, down from 95.4% at September 30, 2008 and 96.0% at December 31, 2007, while average occupancy was 94.9%, down from 95.0% at September 30, 2008 and 95.1% at December 31, 2007. During the three months ended December 31, 2008, rent on renewed and re-leased space in our operating portfolio increased 2.5% on an owned and managed basis, excluding expense reimbursements, rental abatements, percentage rents and straight-line rents. Rental rates on lease renewals and rollovers in our portfolio increased 3.1% for the trailing four quarters ended December 31, 2008. During 2008, cash-basis same store net operating income, with and without the effect of lease termination fees, grew by 4.0% and 0.2%, respectively, on an owned and managed basis. Excluding the impact of foreign currency exchange rate movements against the U.S. dollar, cash-basis same store net operating income without the effect of lease termination fees increased 2.3% during the year ended December 31, 2008. At December 31, 2008, cash-basis same store net operating income, with and without the effect of lease termination fees, increased by 4.4% and 3.7%, respectively, on an owned and managed basis. See “Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income.

Development Business

Our development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. We generate earnings from our development business through the disposition or contribution of projects from these activities.

Despite the cyclical downturn in the U.S. and global economies, we believe that, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia and Europe. To capitalize on this demand, we intend to opportunistically develop in many of our global markets that are essential to global trade. However, given the uncertainty in the global economy, we curtailed development activity, and as a result, development starts for the full year decreased 50% over 2007 with 69% of our 2008 development starts outside the United States. For 2009, our development activity will be limited to fulfilling prior commitments until the financial and real estate markets stabilize. In addition to our committed development pipeline, we hold a total of 2,503 acres of land for future development or sale, approximately 86% of which is located in North America, including 79 acres that are held in an unconsolidated joint venture. We currently estimate that these 2,503 acres of land could support approximately 45.1 million square feet of future development. Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets based on annualized base rent.

We believe that our historical investment focus on industrial real estate in some of the world’s most strategic infill markets positions us to create value through the select conversion of industrial properties to higher and better uses (value-added conversions). Generally, we expect to sell to third parties these value-added conversion projects at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. Value-added conversions involve the repurposing of industrial properties to a higher and better use, including office, residential, retail, research & development or manufacturing. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate higher and better use and as such, little to no residual value is ascribed to the industrial building. Due to dislocation in the housing industry, we do not believe that this is the optimal time to market certain value-added conversion projects, in particular, those intended to include a residential component. We remain committed to the viability of this development activity and believe that a well-timed approach to executing value-added conversion transactions will enhance unitholder value over the long term.

Private Capital Business

Since our founding in 1997, we have formed 11 co-investment ventures and raised approximately $3.1 billion of private capital from third parties as equity in such co-investment ventures. Eight of these co-investment ventures are still active in the United States, Mexico, Europe and Japan: AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P., AMB-SGP Mexico, LLC, AMB DFS Fund I, LLC, AMB-SGP, L.P., AMB Institutional Alliance Fund II, L.P., and AMB-AMS, L.P.

We believe that our co-investment program with private-capital investors will continue to serve as a source of revenues and capital for new investments. Through these co-investment ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promote interests and incentive distributions based on the performance of the co-investment ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment ventures, we expect to recognize value creation from our development pipeline. In anticipation of the formation of future co-investment ventures, we may also hold acquired and newly developed properties for contribution to such future co-investment ventures.

Equityholders in two of our co-investment ventures, AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Institutional Alliance Fund III, L.P. is currently exercisable, and as of December 31, 2008, this co-investment venture had $132.7 million of outstanding redemption requests based on the co-investment venture’s net asset value at December 31, 2008. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2011. Although such redemption rights generally do not require the co-investment ventures to allocate newly acquired capital to cover redemption activity, there can be no assurance that such allocation will not occur and will not occur in such magnitude that will affect our contribution of properties to the ventures. While we have no obligation to fund redemption requests, we plan to meet our redemptions as cash becomes available through property sales, financings and new capital contributions.

As of December 31, 2008, we owned approximately 78.7 million square feet of our properties (49.2% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so. Given the current economic environment, however, the pace of new private capital commitments has slowed significantly.

Summary of Key Transactions in 2008

During the year ended December 31, 2008, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, 21 properties in the Americas, Asia and Europe aggregating approximately 5.3 million square feet for $543.2 million, including 11 properties aggregating approximately 2.5 million square feet for $326.2 million through unconsolidated co-investment ventures and ten properties aggregating approximately 2.8 million square feet for $217.0 million acquired directly by us;

•	Committed to 23 new development projects in the Americas, Europe and Asia totaling approximately 7.4 million square feet with an estimated total investment of approximately $544.7 million;

•	Acquired 380 acres of land for development in the Americas, Europe and Asia for approximately $217.1 million;

•	Sold development projects aggregating approximately 0.2 million square feet, including 0.1 million square feet that was held in an unconsolidated co-investment venture, and one seven-acre parcel of land that was held in an unconsolidated co-investment venture, for an aggregate sale price of $83.8 million;

•	Contributed eleven completed development projects aggregating approximately 5.2 million square feet to AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, AMB Europe Fund I, FCP-FIS, and AMB Japan Fund I, L.P., all unconsolidated co-investment ventures;

•	On June 13, 2008, acquired approximately 19% and, on July 18, 2008, acquired the remaining equity interest (approximately 42%) in G. Accion, a Mexican real estate company, increasing our equity interest in the aggregate from approximately 39% to 100%; and

•	On July 1, 2008, the partners of AMB Partners II, L.P. contributed their interests in AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture.

See Part IV, Item 15: Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the year ended December 31, 2008, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our consolidated joint ventures of $55.4 million with a weighted average interest rate of 5.8%;

•	Assumed $36.4 million secured debt for our joint ventures with a weighted average interest rate of 8.6%;

•	Obtained $239.0 million of secured debt (using the exchange rates in effect at the applicable quarter end dates) with a weighted average interest rate of 2.5% for international assets;

•	Sold $325.0 million aggregate principal amount of our senior unsecured notes under our Series C medium-term note program;

•	Paid off $175.0 million of medium-term notes which matured in June 2008 and had an interest rate of 7.10%;

•	Obtained and paid off a $100.0 million unsecured money market loan which matured in June 2008 and had an interest rate of 3.6%;

•	Obtained and paid off a $100.0 million unsecured money market loan, which matured in September 2008 and had an interest rate of 3.4%;

•	Obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of December 31, 2008, with a weighted average interest rate of 3.5%;

•	AMB Property Corporation repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million, at a weighted average price of $49.64 per share, which was paid by us in exchange for the cancellation of approximately 1.8 million common general partnership units;

•	On July 1, 2008, the partners of AMB Partners II, L.P. contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P., in exchange for interests in AMB Institutional Alliance Fund III, L.P. At the contribution date, the outstanding balance of the $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P. was repaid in full and the facility was terminated. Additionally, AMB Institutional Alliance Fund III, L.P., assumed $314.4 million of secured debt with a weighted average interest rate of 6.1%; and

•	Obtained a $230.0 million secured term loan facility, which had a balance of $230.0 million outstanding as of December 31, 2008, and a weighted average interest rate of 4.0%.

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

Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. We determine the estimated fair values based on our assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. When available, current market information was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on our understanding of market conditions and the experience of the management team. Actual results could differ significantly from our estimates. The discount rates used in the fair value estimates ranged from 8-11% and represent a rate commensurate with the indicated holding period with a premium layered on for risk. In a few instances, current comparative sales values were available and used to establish fair value. We also utilize the knowledge of our regional teams and the recent valuations of our two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals at year end.

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

Property Dispositions.  We report real estate dispositions in three separate categories on our consolidated statements of operations. First, when we divest a portion of our interests in real estate entities or properties, gains from the sale represent the interests acquired by third-party investors for cash and are included in gains from sale or contribution of real estate interests in the statement of operations. Second, we dispose of value-added conversion projects and build-to-suit and speculative development projects for which we have not generated material operating income prior to sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable, and are included in development profits, net of taxes, within continuing operations of the statement of operations. Third, we dispose of value-added conversion and other redevelopment projects for which we may have generated material operating income prior to sale. The gain or loss recognized is reported net of estimated taxes, when applicable, in the development gains line within discontinued operations. Lastly, Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to separately report as discontinued operations the historical operating results attributable to operating properties sold and the applicable gain or loss on the disposition of the properties, which is included in development gains and gains from dispositions of real estate, net of taxes and minority interests, in the statement of operations. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on our previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

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

Capitalized General and Administrative Expenses.  In conformity with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, we capitalize costs, such as general and administrative expenses that are directly related to our development projects, based on time spent on development activities.

Our General Partner’s Status as a Real Estate Investment Trust.  As a real estate investment trust, AMB Property Corporation, our general partner, generally will not be subject to corporate level federal income taxes in the United States if minimum distribution requirements, and certain income, asset and share ownership tests are met. However, not all of AMB Property Corporation’s underlying entities, which are also our subsidiaries, are qualified real estate investment trust subsidiaries and may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from our taxable real estate investment trust subsidiaries and international entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, the net deferred tax is an immaterial component of our consolidated balance sheet, due to our general partner’s status as a real estate investment trust.

Foreign Currency Remeasurement and Translation.  Transactions that require the remeasurement and translation of a foreign currency are recorded according to the guidance set forth in SFAS No. 52, Foreign Currency Translation. The U.S. dollar is the functional currency for our subsidiaries formed in the United States, Mexico and certain subsidiaries in Europe. Other than Mexico and certain subsidiaries in Europe, the functional currency for our subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date.

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

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2006 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). As of December 31, 2008, the same store industrial pool consisted of properties aggregating approximately 65.0 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

	For the Years Ended December 31,
	2008	2007	2006

Acquired:
Number of properties	10	7	31
Square feet (in thousands)	2,831	702	6,595
Acquisition cost (in thousands)	$217,044	$62,241	$568,369
Sold or Contributed:
Number of properties	19	32	50
Square feet (in thousands)	5,274	8,600	7,500

For the Years Ended December 31, 2008 and 2007 (dollars in millions):

	For the Years Ended
	December 31,
Revenues	2008	2007	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$534.1	$569.5	$(35.4)	(6.2)%
2008 acquisitions	0.2	—	0.2	100.0%
2007 acquisitions	1.4	0.5	0.9	180.0%
Development	9.1	8.6	0.5	5.8%
Other industrial	16.8	8.7	8.1	93.1%
Non-U.S. industrial	85.0	52.3	32.7	62.5%

Total rental revenues	646.6	639.6	7.0	1.1%
Private capital revenues	68.4	31.7	36.7	115.6%

Total revenues	$715.0	$671.3	$43.7	6.5%

U.S. industrial same store rental revenues decreased $35.4 million from the prior year primarily due to the decrease of $40.6 million in same store revenues from the contribution of the interests in AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the year ended December 31, 2008 would have been $574.7 million if the interests in AMB Partners II, L.P. had not been contributed as of December 31, 2008. The decrease of $40.6 million related to the contribution of the interests in AMB Partners II, L.P. was offset by an increase of $5.2 million, primarily due to increased rates and decreases in free rent. The increase in rental revenues from development of $0.5 million was primarily due to increased occupancy at several of our development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these revenues of $8.1 million reflects the number of projects that have reached these levels of operation and higher rent levels during 2008. The increase in revenues from non-U.S. industrial properties of $32.7 million was primarily due to the acquisition of 2.4 million square feet of operating properties during 2008 as well as an increase in square footage leased at our completed development properties. The increase in private capital revenues of $36.7 million was primarily due to the receipt of an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P., an incentive distribution of $1.0 million in connection with the sale of the partnership interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P., and an increase in asset management fees as a result of an increase in total unconsolidated assets under management, partially offset by a decrease in acquisition fees.

	For the Years Ended
	December 31,
Costs and Expenses	2008	2007	$ Change	% Change

Property operating costs:
Rental expenses	$103.5	$99.2	$4.3	4.4%
Real estate taxes	81.2	75.2	6.0	7.9%

Total property operating costs	$184.7	$174.4	$10.3	5.9%

Property operating costs
U.S. industrial:
Same store	$148.4	$156.3	$(7.9)	(5.1)%
2008 acquisitions	0.2	—	0.2	100.0%
2007 acquisitions	0.3	0.1	0.2	200.0%
Development	4.4	3.2	1.2	37.5%
Other industrial	6.7	3.4	3.3	97.1%
Non-U.S. industrial	24.7	11.4	13.3	116.7%

Total property operating costs	184.7	174.4	10.3	5.9%
Depreciation and amortization	169.1	162.3	6.8	4.2%
General and administrative	144.0	129.5	14.5	11.2%
Restructuring charges	12.3	—	12.3	100.0%
Fund costs	1.1	1.1	—	—%
Real estate impairment losses	193.9	1.2	192.7	NA %
Other expenses	0.5	5.1	(4.6)	(89.8)%

Total costs and expenses	$705.6	$473.6	$232.0	49.0%

Same store properties’ operating expenses decreased $7.9 million from the prior year primarily due to a decrease of $10.5 million from the contribution of the interests in AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. The increase of $2.6 million, excluding the effect of the AMB Partners II, L.P. contribution, was primarily due to increased real estate taxes, repairs and maintenance expense and roads and grounds expenses, partially offset by decreases in insurance and rent expenses. The increase in development operating costs of $1.2 million is primarily due to increased operations in certain development projects. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, which are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these costs of $3.3 million during the year ended December 31, 2008 was primarily due to an increase in the number of projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties during 2008. The increase in property operating costs for non-U.S. industrial properties of $13.3 million was primarily due to the acquisition of 2.4 million square feet of operating properties during 2008, as well as an increase in square footage leased at our completed development properties. The increase in depreciation and amortization expense of $6.8 million was primarily due to the recognition of $4.3 million of depreciation expense resulting from the reclassification of $76.7 million from properties held for contribution to investments in real estate. The increase in general and administrative expenses of $14.5 million was primarily due to an increase in personnel costs, resulting from increased employee headcount in the first three quarters of 2008 as well as an increase in professional services, and taxes. During the year ended December 31, 2008, we recorded $12.3 million in restructuring charges due to the implementation of a broad-based cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. The increase in real estate impairment losses was primarily a result of changes in the economic environment in addition to the write-off of pursuit costs. See Part IV, Item 15: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in our results of operations during the fourth quarter of 2008. The decrease in other expenses of $4.6 million was primarily due to a loss on our non-qualified deferred compensation plans during the year ended December 31, 2008, compared to a gain during the year ended December 31, 2007.

	For the Years Ended
	December 31,
Other Income and (Expenses)	2008	2007	$ Change	% Change

Development profits, net of taxes	$81.1	$124.3	$(43.2)	(34.8)%
Gains from sale or contribution of real estate interests, net	20.0	73.4	(53.5)	(72.8)%
Equity in earnings of unconsolidated joint ventures, net	17.1	7.5	9.7	129.3%
Other (expense) income	(3.2)	22.3	(25.4)	(114.4)%
Interest expense, including amortization	(133.5)	(127.0)	6.6	5.2%

Total other income and (expenses), net	$(18.5)	$100.5	$(118.9)	118.4%

Development profits represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “— Property Divestitures” in “Capital Resources” for a discussion of the development asset sales and contributions and the associated development profits during the years ended December 31, 2008 and 2007. During the year ended December 31, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. As a result, we recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During the year ended December 31, 2007, we contributed 4.2 million square feet in operating properties into AMB Europe Fund I, FCP-FIS, contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P., and contributed an operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, we recognized gains from the contribution of real estate interests of approximately $73.4 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash.

The increase in equity in earnings of unconsolidated joint ventures of $9.7 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to the contribution of the interests in AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, as well as growth in our unconsolidated assets under management. Other (expense) income decreased $25.4 million from the prior year primarily due to foreign currency exchange rate loss, a loss on our non qualified deferred compensation plan of $7.8 million, the recognition of a $5.5 million loss on impairment of an investment and a decrease in interest income of approximately $3.3 million, partially offset by an increase in third party management fees. During the year ended December 31, 2007, we recognized a gain on currency remeasurement of approximately $3.1 million, compared to a loss of approximately $5.7 million in 2008. Additionally, other income during the year ended December 31, 2007 included insurance proceeds of approximately $2.9 million related to losses from Hurricanes Katrina and Wilma. Interest expense increased $6.6 million as result of increased total consolidated debt at December 31, 2008.

	For the Years Ended
	December 31,
Discontinued Operations	2008	2007	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$(0.4)	$9.3	$(9.7)	(104.5)%
Development gains and gains from sale of real estate interests, net of taxes and minority interests	1.9	64.7	(62.8)	(97.1)%

Total discontinued operations	$1.5	$74.0	$(72.5)	(98.0)%

During the year ended December 31, 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. During the year ended December 31, 2007, we divested ourselves of three industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $120.0 million, with a resulting net gain of $2.1 million, and two value-added conversion projects resulting in a gain of approximately $62.6 million.

	For the Years Ended
	December 31,
Preferred Units	2008	2007	$ Change	% Change

Preferred unit distributions	$(15.8)	$(17.4)	$(1.6)	(9.2)%
Preferred unit redemption issuance costs	—	(2.9)	(2.9)	(100.0)%

Total preferred units	$(15.8)	$(20.3)	$(4.5)	(22.3)%

On April 17, 2007, we redeemed all 800,000 of our outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of our outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, on April 17, 2007, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase, we recognized a reduction of income available to common unitholders of $2.9 million for the original issuance costs during the year ended December 31, 2007. No repurchases were made during the year ended December 31, 2008.

For the Years Ended December 31, 2007 and 2006 (dollars in millions):

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

	For the Years Ended
	December 31,
Revenues	2007	2006	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$569.5	$595.5	$(26.0)	(4.4)%
2007 acquisitions	0.5	—	0.5	100.0%
Development	8.6	2.9	5.7	196.6%
Other industrial	8.7	5.3	3.4	64.2%
Non-U.S. industrial	52.3	62.6	(10.3)	(16.5)%

Total rental revenues	639.6	666.3	(26.7)	(4.0)%
Private capital revenues	31.7	46.1	(14.4)	(31.2)%

Total revenues	$671.3	$712.4	$(41.1)	(5.8)%

U.S. industrial same store rental revenues decreased $26.0 million from the prior year due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., on October 1, 2006. Same store rental revenues for the year ended December 31, 2006 would have been $542.1 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The increase of $27.4 million, excluding the deconsolidation of AMB Institutional Alliance Fund III, L.P., is primarily due to increased occupancy, rent increases on renewals and rollovers as well as decreases in free rent. The 2007 acquisitions consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in rental revenues from development was primarily due to increased occupancy at several of our development projects where development activities have been substantially completed as well as an increase in the number of development projects. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated co-investment venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in other industrial revenues was primarily due to an increase in base rents. The decrease in revenues from non-U.S. industrial properties was primarily due to the contribution of 4.2 million square feet of operating properties and approximately 1.8 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS. The decrease in private capital income of $14.4 million was primarily due to a decrease in incentive fees, acquisition fees, and disposition fees offset by an increase in asset management fees as a result of an increase in total assets under management.

	For the Years Ended
	December 31,
Costs and Expenses	2007	2006	$ Change	% Change

Property operating costs:
Rental expenses	$99.2	$96.3	$2.9	3.0%
Real estate taxes	75.2	76.9	(1.7)	(2.2)%

Total property operating costs	$174.4	$173.2	$1.2	0.7%

Property operating costs
U.S. industrial:
Same store	$156.3	$158.4	$(2.1)	(1.3)%
2007 acquisitions	0.1	—	0.1	100.0%
Development	3.2	2.8	0.4	14.3%
Other industrial	3.4	0.1	3.3	NA %
Non-U.S. industrial	11.4	11.9	(0.5)	(4.2)%

Total property operating costs	174.4	173.2	1.2	0.7%
Depreciation and amortization	162.3	175.4	(13.1)	(7.5)%
General and administrative	129.5	104.3	25.2	24.2%
Fund costs	1.1	2.1	(1.0)	(48.5)%
Real estate impairment losses	1.2	6.3	(5.2)	(81.7)%
Other expenses	5.1	2.6	2.5	95.1%

Total costs and expenses	$473.6	$463.9	$9.6	2.1%

Same store properties’ operating expenses decreased $2.1 million from the prior year due primarily to a decrease of approximately $12.7 million due to the deconsolidation of AMB Institutional Alliance Fund III, L.P., on October 1, 2006. Same store operating expenses for the year ended December 31, 2006 would have been $145.7 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The increase of approximately $10.6 million, had AMB Institutional Alliance Fund III, L.P. been deconsolidated as of January 1, 2006, was primarily due to increased insurance costs, real estate taxes, roads and grounds expense, and management fees. The 2007 acquisitions consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in development operating costs was primarily due to increased operations in certain development projects which have been substantially completed. This increase was primarily due to increases in real estate taxes and utilities. The increase in other industrial property operating costs was primarily due to insurance, cleaning and non-reimbursable expenses. The decrease in property operating costs from non-U.S. industrial properties is primarily due to the contribution of 4.2 million square feet of operating properties and approximately 1.8 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS. The decrease in depreciation and amortization expense was due to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new offices both domestically and internationally. The decrease of fund costs from the prior year was due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The impairment losses during the year ended December 31, 2007 were taken on non-core assets as a result of leasing activities and changes in the economic environment. The impairment losses during the year ended December 31, 2006 were taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. Other expenses increased approximately $2.5 million from the prior year due primarily to an increase in dead deal expenditures.

	For the Years Ended
	December 31,
Other Income and (Expenses)	2007	2006	$ Change	% Change

Development profits, net of taxes	$124.3	$106.4	$17.9	16.8%
Gains from sale or contribution of real estate interests, net	73.4	—	73.4	100.0%
Equity in earnings of unconsolidated joint ventures, net	7.5	23.2	(15.8)	(67.9)%
Other income	22.3	11.8	10.4	88.4%
Interest expense, including amortization	(127.0)	(161.4)	(34.5)	(21.4)%

Total other income and (expenses), net	$100.5	$(20.0)	$120.5	602.1%

Development profits, net of taxes, represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “— Property Divestitures” in “Capital Resources” for a discussion of the development asset sales and contributions and the associated development profits during the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, we contributed 4.2 million square feet in operating properties into AMB Europe Fund I, FCP-FIS, contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P., and contributed an operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, we recognized gains from contribution of real estate interests of approximately $73.4 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. The decrease in equity in earnings of unconsolidated joint ventures of approximately $15.8 million was primarily due to a decrease in gains from the sale of real estate interests by our unconsolidated joint ventures partially offset by the deconsolidation of AMB Institutional Alliance Fund III, L.P. Other income increased approximately $10.4 million from the prior year due primarily to an increase in the gain on currency remeasurement of approximately $3.9 million, an increase in insurance proceeds of approximately $2.9 million related to losses from Hurricanes Katrina and Wilma and an increase in interest income of $2.3 million. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on unsecured credit facilities and the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Years Ended
	December 31,
Discontinued Operations	2007	2006	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$9.3	$15.7	$(6.4)	(40.9)%
Development gains and gains from sale of real estate interests, net of taxes and minority interests	64.7	44.7	20.0	44.8%

Total discontinued operations	$74.0	$60.4	$13.6	22.5%

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

	For the Years Ended
	December 31,
Preferred Units	2007	2006	$ Change	% Change

Preferred unit distributions	$(17.4)	$(19.9)	$(2.5)	(12.7)%
Preferred unit redemption issuance costs	(2.9)	(1.1)	1.8	164.5%

Total preferred units	$(20.3)	$(21.0)	$(0.7)	(3.2)%

In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Units. The increase in preferred unit distributions is due to the then newly issued units. On April 17, 2007, we redeemed all 800,000 of our outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of our outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, on April 17, 2007, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase, we recognized a reduction of income available to common unitholders of $2.9 million for the original issuance costs during the year ended December 31, 2007. During the year ended December 31, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units, all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units, all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 729,582 of its outstanding 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common unitholders of $1.1 million for the original issuance costs, net of discount on repurchase.

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

We currently expect that our principal sources of working capital and funding for debt service, development, acquisitions, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to our co-investment ventures;

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties;

•	net proceeds from divestitures of properties;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	assumption of debt related to acquired properties;

•	proceeds from limited partnership unit offerings (including issuances of common and preferred limited partnership units by us and our subsidiaries); and

•	proceeds from debt securities offerings.

We currently expect that our principal funding requirements will include:

•	debt service;

•	development, expansion and renovation of properties;

•	acquisitions;

•	distributions on outstanding common and preferred limited partnership units; and

•	working capital.

For our general partner, AMB Property Corporation, to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income. We are required to make distributions to AMB Property Corporation that will enable it to satisfy this distribution requirement and avoid tax liability. While historically our general partner has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its own stock. As a result of this distribution requirement, our general partner cannot rely on retained earnings to fund its on-going operations to the same extent that other corporations that are not real estate investment trusts can. It may need to continue to raise capital in both the debt and equity markets to fund its working capital needs, acquisitions and developments.

If our long-term debt ratings fall below their current levels, the borrowing cost of debt under our unsecured credit facilities and certain term loans will increase. In addition, if our long-term debt ratings fall below investment grade, we may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable, however, the lack of other currency borrowings does not affect our ability to fully draw down under the credit facilities or term loans. In the event our long-term debt ratings fall below investment grade, we may be unable to exercise our options to extend the term of our credit facilities or our $230 million secured term loan credit agreement. However, our lenders will not be able to terminate our credit facilities or certain term loans in the event that our credit rating falls below investment grade status. None of our credit facilities or such term loans contains covenants regarding our general partner’s stock price or market capitalization, thus a decrease in our general partner’s stock price is not expected to impact our ability to borrow under our existing lines of credit and term loans. Based on publicly available information regarding our lenders, we currently do not expect to lose borrowing capacity under our existing lines of credit and term loans as a result of a consolidation, merger or other business combination among our lenders. However, our access to funds under our credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We continue to closely monitor global economic conditions and the lenders who are parties to our credit facilities, as well as our long-term debt and credit ratings and outlooks, our customers’ financial positions, private capital raising and capital market activity.

Should we face a situation in which we do not have sufficient cash available to us through our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not the sales price is optimal or if they otherwise meet our strategic objectives to keep for the long term; issuing and selling our debt and equity in public or private transactions whether or not at favorable pricing or on favorable terms; entering into leases with our customers at lower rental rates or entering into lease renewals with our existing customers without an increase in rental rates at turnover or, in either case, on suboptimal terms.

Cash Flows.  As of December 31, 2008, cash provided by operating activities was $301.0 million as compared to $240.5 million for the same period in 2007. This change was primarily due to an increase in impairment losses, a decrease in income from operations, development profits and gains from sales and contributions of real estate interests, net, and changes in our accounts receivable and other assets and accounts payable and other liabilities. Cash used in investing activities was $881.8 million for the year ended December 31, 2008, as compared to cash used in investing activities of $632.2 million for the same period in 2007. This increase was primarily due to an increase in cash paid for property acquisitions, a decrease in net proceeds from divestiture of real estate and securities, an increase in loans made to affiliates and the purchase of additional equity interest in G. Accion, offset by an increase in repayment of mortgage and loan receivables and a decrease in additions to land, buildings, development costs, building improvements and lease costs. Cash provided by financing activities was $581.8 million for the year ended December 31, 2008, as compared to cash provided by financing activities of $420.0 million for the same period in 2007. This increase was due primarily to an increase in borrowings on other debt, net of payments, an increase in proceeds from issuances of senior debt, net of payments, an increase in borrowings on unsecured credit facilities, net of payments, a decrease in the repurchase of preferred units and a decrease in distributions to minority interests. This activity was partially offset by a decrease in the issuance of common units.

Subject to the above discussion, we believe our sources of working capital, specifically our cash flow from operations, and borrowings available under our unsecured credit facilities, are adequate for us to meet our current liquidity requirements. However, there can be no assurance that our sources of capital will continue to be available at all or in amounts sufficient to meet our needs. The unavailability of capital could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and make payments to our noteholders.

Capital Resources

Development Completions.  Development completions are generally defined as properties that are substantially complete and 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions during the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2008	2007

Placed in Operations:
Number of projects	1	1
Square feet	396,710	179,400
Investment	$17,396	$10,657
Sold:
Number of projects	2	7
Square feet	158,871	498,017
Investment	$37,686	$74,432
Contributed:
Number of projects	4	10
Square feet	2,122,056	2,674,044
Investment	$139,316	$259,678
Available for Sale or Contribution:
Number of projects	19	14
Square feet	5,834,143	4,695,036
Investment	$751,028	$425,754

Total:
Number of projects	26	32
Square feet	8,511,780	8,046,497
Investment	$945,426	$770,521

Development sales to third parties during the years ended December 31, 2008, 2007 and 2006 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Number of completed development projects	6	7	6
Number of land parcels	2	3	5
Square feet	73,927	498,017	1,323,748
Gross sales price	$25,520	$130,419	$86,629
Development gains, net of taxes	$7,235	$28,575	$12,440

Development contribution activity during the years ended December 31, 2008, 2007 and 2006 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	4	4	3
Square feet	2,723,003	1,006,164	554,279
Number of projects contributed to AMB-SGP Mexico, LLC	3	2	2
Square feet	1,421,043	329,114	843,439
Number of land parcels contributed to AMB DFS Fund I, LLC	—	2	1
Square feet	—	—	—
Number of projects contributed to AMB Europe Fund I, FCP-FIS	2	8	—
Square feet	164,574	1,838,011	—
Number of projects contributed to AMB Japan Fund I, L.P.	2	1	4
Square feet	891,596	469,627	2,644,258

Total number of contributed development assets	11	17	10
Total square feet	5,200,216	3,642,916	4,041,976
Development gains, net of taxes	$73,849	$95,713	$93,949

Property Divestitures.  During 2008, we recognized development profits of approximately $7.2 million as a result of the sale of six development projects, aggregating approximately 73.9 million square feet, and two land parcels, aggregating approximately 95 acres. During 2007, we recognized development profits of approximately $28.6 million as a result of the sale of seven development projects and 76 acres of land. During 2006, we sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million, resulting in an after-tax gain of $13.5 million. In addition, during 2006, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share.

During 2008, we recognized development profits of approximately $73.9 million, as a result of the contribution of eleven completed development projects, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During 2007, we recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and 2 land parcels, aggregating approximately 82 acres of land, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund  I, L.P. During 2006, we contributed a total of nine completed development projects and one land parcel into unconsolidated co-investment joint ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, and three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P. In addition, one land parcel was contributed into AMB DFS Fund I, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $93.9 million, representing the portion of our interest in the contributed property acquired by the third-party investors for cash.

Gains from Sale or Contribution of Real Estate Interests.  During 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and we also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. During 2007, we divested ourselves of three industrial properties, aggregating approximately 0.3 million square feet, for an aggregate price of $120.0 million, with a resulting net gain of approximately $2.1 million, and sold two value-added conversion projects for a gain of approximately $62.6 million. During 2006, we divested ourselves of 39 industrial buildings, aggregating approximately 3.5 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $44.7 million.

During 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. We recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During 2007, we contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. We recognized a gain of $73.4 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During 2006, there were no contributions of operating properties.

Properties Held for Divestiture or Contribution.  As of December 31, 2008, we held for divestiture two properties with an aggregate net book value of $8.2 million. These properties either are not in our core markets, do not meet our current investment objectives, or are included as part of our development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2007, we held for divestiture five properties with an aggregate net book value of $40.5 million.

As of December 31, 2008, we held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million which, when contributed, will reduce our average ownership interest in these projects from approximately 96% to an expected range of 15-20%. As of December 31, 2008, properties with an aggregate net book value of $100.4 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations regarding the launch of a co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 31, 2008, we recognized additional depreciation expense and related accumulated depreciation of $2.2 million as a result of this reclassification, as well as impairment charges of $21.8 million on real estate assets held for divestiture or contribution for which it was determined that the carrying value was greater than its estimated fair value. As of December 31, 2007, we held for contribution to co-investment ventures 17 properties with an aggregate net book value of $488.4 million.

Co-investment Ventures.  We enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income.

Third-party equity interests in the consolidated co-investment ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2008, we owned approximately 78.7 million square feet of our properties (49.2% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

The following table summarizes our significant consolidated co-investment ventures at December 31, 2008 (dollars in thousands):

		Approximate	Original
		Ownership	Planned
Consolidated Co-investment Venture	Co-investment Venture Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund II, L.P.(2)	AMB Institutional Alliance REIT II, Inc.	20%	$490,000

AMB-SGP, L.P.(3)	Industrial JV Pte. Ltd.	50%	$420,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$228,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(3)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table summarizes our significant unconsolidated co-investment ventures at December 31, 2008 (dollars in thousands):

		Approximate
		Ownership	Planned
Unconsolidated Co-investment Venture	Co-investment Venture Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P.(2)(3)	AMB Institutional Alliance REIT III, Inc.	19%	$3,340,000
AMB Europe Fund I, FCP-FIS(3)(4)	Institutional investors	21%	$1,223,000
AMB Japan Fund I, L.P.(5)	Institutional investors	20%	$1,540,000
AMB-SGP Mexico, LLC(6)	Industrial (Mexico) JV Pte. Ltd.	22%	$599,000
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$439,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture.

(3)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds are not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The venture is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2008.

(5)	AMB Japan Fund I, L.P. is a co-investment venture formed in 2005 with institutional investors. The venture is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2008.

(6)	AMB-SGP Mexico, LLC is a co-investment venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB DFS Fund I, LLC is a co-investment venture formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

As of December 31, 2008, we also had a 100% consolidated interest in G. Accion, a Mexican real estate company, which has been renamed AMB Property Mexico, S.A. de C.V. AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. On June 13, 2008, we acquired approximately 19% of additional equity interest and on July 18, 2008, we acquired the remaining equity interest (approximately 42%) in AMB Property Mexico, increasing our equity interest from approximately 39% to 100%. Through our investment in AMB Property Mexico, we hold equity interests in various other unconsolidated ventures totaling approximately $24.6 million. In addition, in August 2008, one of our subsidiaries sold its approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s international airports, as part of a tender offer for interests in the income trust. These equity investments of approximately $2.1 million (valued as of December 31, 2007) were included in other assets on the consolidated balance sheets as of December 31, 2007.

Partners’ Capital.  As of December 31, 2008, we had outstanding 98,240,461 common general partnership units; 2,180,809 common limited partnership units; 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

As of December 31, 2008, no preferred units become callable in 2009.

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

In March 2007, AMB Property Corporation issued approximately 8.4 million shares of its common stock for net proceeds of approximately $472.1 million, which were contributed to us in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in our general partner’s stock price at issuance as compared to the book value per share at the time of issuance. We used the proceeds from the offering for general corporate purposes and, over the long term, to expand our global development business.

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

In December 2005, AMB Property Corporation’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. On December 18, 2007, AMB Property Corporation’s board of directors approved another two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock, which shall terminate on December 31, 2009. During the year ended December 31, 2008, AMB Property Corporation repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. During the year ended December 31, 2007, AMB Property Corporation repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share. AMB Property Corporation has the authorization to repurchase up to an additional $112.3 million of its common stock under the 2007 program.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend over the long-term to operate with an our share of total debt-to-our share of total market capitalization ratio or our share of total debt-to-our share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, we are currently exploring various options to monetize our development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. We are also exploring the potential sale of operating assets to further enhance liquidity. As of December 31, 2008, our share of total debt-to-our share of total market capitalization ratio was 61.4%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity,” “our share of total debt” and “our share of total assets”). We typically finance our co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per our co-investment venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without unitholder or noteholder approval or circumstances could arise that could render us unable to comply with these policies. For example, decreases in the market price of our general partner’s common stock have caused an increase in the ratio of our share of total debt-to-our share of total market capitalization.

As of December 31, 2008, the aggregate principal amount of our secured debt was $1.5 billion, excluding unamortized net debt discounts of $1.2 million. Of the $1.5 billion of secured debt, $808.1 million is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.0% to 10.7% per annum (with a weighted average rate of 4.3%) and final maturity dates ranging from March 2009 to November 2022. As of December 31, 2008, $936.9 million of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 5.8%, while the remaining $586.8 million bear interest at variable rates (with a weighted average interest rate of 2.6%).

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is one of our subsidiaries, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note had a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note had an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note had an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate.

On September 4, 2008, we entered into a $230.0 million secured term loan credit agreement that matures on September 4, 2010 and had a weighted average interest rate of 4.0% at December 31, 2008. AMB Property Corporation is the guarantor of our obligations under the term loan facility. The term loan facility carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 130.0 basis points as of December 31, 2008, based on our long-term debt rating. Subsequent to December 31, 2008, the base rate on the term loan was fixed at 2.7% through December 11, 2009 through interest rate swaps. If our long-term debt ratings fall below current levels, our cost of debt will increase.

As of December 31, 2008, we had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.0% and had an average term of 4.1 years. In May 2008, we sold $325.0 million aggregate principal amount of our senior unsecured notes under our Series C medium-term note program. AMB Property Corporation guarantees our obligations with respect to our unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

In March 2008, we obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of December 31, 2008, with a weighted average interest rate of 3.5%. In February 2008, we also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, we obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008. AMB Property Corporation guarantees our obligations with respect to our unsecured debt. The unsecured debt is subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to make distributions to our unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability make distributions to our unitholders and make payments to our noteholders.

As of December 31, 2008, we had $392.8 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.2 years. Other debt also includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., one of our subsidiaries, which had a $50.0 million balance outstanding as of December 31, 2008. We also had $342.8 million outstanding in other non-recourse debt.

We may from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Facilities.  We have a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which bore a weighted average interest rate of 2.85% at December 31, 2008. This facility matures on June 1, 2010. AMB Property Corporation is the guarantor of our obligations under the credit facility. The line carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and the facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of December 31, 2008, based on our long-term debt rating, with an annual facility fee of 15.0 basis points. If our long-term debt ratings fall below current levels, our cost of debt will increase. If our long-term debt ratings fall below investment grade, we will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. We use the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2008, was $243.1 million and the remaining amount available was $281.4 million, net of outstanding letters of credit of $25.5 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on mergers or consolidations.

AMB Japan Finance Y.K., one of our subsidiaries, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on December 31, 2008, equaled approximately $606.5 million U.S. dollars and bore a weighted average interest rate of 1.3%. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of December 31, 2008, based on the credit rating of our long-term debt. If our long-term debt ratings fall below current levels, our cost of debt will increase. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of December 31, 2008. As of December 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2008, was $342.2 million, and the remaining amount available was $264.4 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On July 16, 2007, we and certain of our wholly-owned subsidiaries, each acting as a borrower, with us and AMB Property Corporation as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. We, along with AMB Property Corporation, guarantee the obligations for such subsidiaries and other entities controlled by us that are selected us from time to time to be borrowers under and pursuant to our credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of December 31, 2008, based on the credit rating of our senior unsecured long-term debt, with an annual facility fee based on the credit rating of our senior unsecured long-term debt. If our long-term debt ratings fall below current levels, our cost of debt will increase. If our long-term debt ratings fall below investment grade, we will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of

December 31, 2008, the outstanding balance on this credit facility, using the exchange rates in effect at December 31, 2008, was approximately $335.6 million with a weighted average interest rate of 2.74%, and the remaining amount available was $164.4 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

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

The table below summarizes our debt maturities, principal payments and capitalization and reconciles our share of total debt to total consolidated debt as of December 31, 2008 (dollars in thousands):

	Our Wholly-Owned				Consolidated Joint Venture
	Unsecured						Total	Unconsolidated
	Senior	Credit	Other	Secured	Secured	Other	Consolidated	Joint	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Venture Debt(2)	Debt

2009	$100,000	$—	$337,590	$257,995	$102,452	$—	$798,037	$255,397	$1,053,434
2010	250,000	585,256	941	306,585	121,245	—	1,264,027	188,683	1,452,710
2011	75,000	335,594	1,014	112,083	75,813	—	599,504	558,378	1,157,882
2012	—	—	1,093	2,686	388,378	50,000	442,157	448,299	890,456
2013	500,000	—	920	19,614	42,270	—	562,804	707,464	1,270,268
2014	—	—	616	405	2,981	—	4,002	776,365	780,367
2015	112,491	—	664	16,272	17,610	—	147,037	274,290	421,327
2016	—	—	—	—	16,231	—	16,231	73,040	89,271
2017	—	—	—	—	1,272	—	1,272	351,574	352,846
2018	125,000	—	—	—	—	—	125,000	—	125,000
Thereafter	—	—	—	—	39,867	—	39,867	189,038	228,905

Subtotal	$1,162,491	$920,850	$342,838	$715,640	$808,119	$50,000	$3,999,938	$3,822,528	$7,822,465
Unamortized premiums/(discount)	(8,565)	—	—	(1,162)	(26)	—	(9,753)	(4,387)	(14,140)

Subtotal	$1,153,926	$920,850	$342,838	$714,478	$808,093	$50,000	$3,990,185	$3,818,141	$7,808,326
Co-investment venture partners’ share of debt(3)	—	—	—	—	(463,999)	(40,000)	(503,999)	(3,010,817)	(3,514,816)

Our share of total debt(3)	$1,153,926	$920,850	$342,838	$714,478	$344,094	$10,000	$3,486,186	$807,324	$4,293,510

Weighted average interest rate	6.0%	2.2%	3.6%	3.7%	4.8%	5.8%	4.4%	4.8%	4.6%
Weighted average maturity (years)	4.1	1.8	0.8	1.7	3.4	3.7	2.7	4.9	3.8

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $80.0 million of U.S. dollar borrowings, as well as $358.7 million, $304.0 million, $146.6 million and $31.6 million in Yen, Canadian dollar, Euros and Singapore dollar-based borrowings outstanding at December 31, 2008, respectively, translated to U.S. dollars using the foreign exchange rates in effect on December 31, 2008.

(2)	The weighted average interest and average maturity for the unconsolidated joint venture debt were 4.8% and 4.9 years, respectively.

(3)	Our share of total debt represents the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

As of December 31, 2008, we had debt maturing in 2009 and 2010, as well as debt maturing in 2009 and 2010 assuming extension options are exercised as follows (dollars in thousands):

	As of December 31,
	2008(1)		After Extension Options(1)(2)
Our wholly-owned debt	2009	2010	2009	2010

Credit Facilities	$—	$585,256	$—	$—
Unsecured Senior Debt	100,000	250,000	100,000	250,000
Other Debt(3)	336,718	—	11,718	325,000
AMB Secured Debt	257,069	305,618	140,174	192,512

Total our wholly-owned debt	693,787	1,140,874	251,892	767,512

Consolidated joint venture debt	88,814	111,021	88,814	60,086

Total consolidated debt	$782,601	$1,251,895	$340,706	$827,598

(1)	Excludes scheduled principal amortization, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Subsequent to December 31, 2008, the maturity of the $325.0 million term loan was extended to 2010.

Market Capital as of December 31, 2008
	Units		Market	Market
Security	Outstanding		Price(1)	Value(1)

Common general partnership units	98,240,461	(4)	$23.42	$2,300,792
Common limited partnership units(2)	3,439,522		23.42	80,554

Total	101,679,983			$2,381,346

Total options outstanding				6,206,678
Dilutive effect of stock options and restricted stock(3)				45,028

(1)	Assumes that our partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units. Market price is based on the closing price of AMB Property Corporation’s common stock on December 31, 2008

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(3)	Computed using the treasury stock method and an average share price for AMB Property Corporation’s common stock of $21.98 for the quarter ended December 31, 2008.

(4)	Includes 859,026 common general partnership units issued corresponding to unvested shares of restricted stock.

Preferred Units as of December 31, 2008
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Provisions

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

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

Capitalization Ratios as of December 31, 2008

Our share of total debt-to-our share of total market capitalization(1)	61.4%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	65.9%
Our share of total debt-to-our share of total assets(1)	51.1%
Our share of total debt plus preferred-to-our share of total assets(1)	54.8%
Our share of total debt-to-our share of total book capitalization(1)	56.6%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our general partner’s common stock and common limited partnership units multiplied by the closing price per share of our general partner’s common stock as of December 31, 2008. Our definition of “preferred” is preferred equity liquidation preferences. “Our share of total book capitalization” is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus partners’ capital. “Our share of total debt” is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Our share of total assets” is the pro rata portion of the gross book value of real estate interests plus cash and other assets. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of December 31, 2008, we had $223.9 million in cash and cash equivalents and $710.2 million of additional available borrowings under our credit facilities. As of December 31, 2008, we had $27.3 million in restricted cash.

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

At any point in time, we also have a significant amount of cash deposits in our operating accounts that are with third party financial institutions, which was, as of December 31, 2008, approximately $176.6 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

The following table sets forth the distributions paid or payable per unit for the years ended December 31, 2008, 2007 and 2006:

Paying Entity	Security	2008	2007	2006

AMB Property, L.P.	Common limited partnership units	$1.56	$2.00	$1.84
AMB Property, L.P.	Series J preferred units(1)	n/a	$1.01	$3.98
AMB Property, L.P.	Series K preferred units(1)	n/a	$1.01	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$1.56	$2.00	$1.84
AMB Property II, L.P.	Series D preferred units	$3.59	$3.64	$3.88
AMB Property II, L.P.	Series E preferred units(2)	n/a	n/a	$1.78
AMB Property II, L.P.	Series F preferred units(3)	n/a	n/a	$2.72
AMB Property II, L.P.	Series H preferred units(4)	n/a	n/a	$0.97
AMB Property II, L.P.	Series I preferred units(5)	n/a	$1.24	$4.00
AMB Property II, L.P.	Series N preferred units(6)	n/a	n/a	$0.22

(1)	In April 2007, we redeemed all of our series J and series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(5)	In April 2007, AMB Property II, L.P. repurchased all of its outstanding series I preferred units.

(6)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to us and AMB Property II, L.P. repurchased all of such units from us.

The anticipated size of our distributions, using only cash from operations, will not allow us to pay all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries as well as property divestitures). However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders and make payments to our noteholders. We are currently exploring various options to monetize our development assets including contribution to funds where investment capacity is available, the formation of joint ventures and the sale of assets to third parties. We are also exploring the potential sale of operating assets to further enhance liquidity. There can be no assurance, however, that we will choose to or be able to monetize any of our assets.

Cash flows generated by our business were sufficient to cover our distributions for the years ended December 31, 2008, 2007 and 2006. Cash flows from our real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in our Cash Flows from Operating Activities and cash flows from our real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in our Cash Flows from Investing Activities in our Consolidated Statements of Cash Flows, were sufficient to make distributions on our and AMB Property II, L.P.’s common and preferred limited partnership units and distributions to minority interests for the years ended December 31, 2008, 2007 and 2006. Cash Flows from Operating Activities alone were not sufficient to pay such distributions for the years ended December 31, 2007 and 2006, as shown in the table below. We use proceeds from our businesses included in Cash Flows from Investing

Activities (specifically, the proceeds from sales and contributions of properties as part of our real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

	For the Years Ended December 31,
Summary of Distributions Paid	2008	2007	2006
(dollars in thousands)

Net cash provided by operating activities	$301,020	$240,543	$335,855
Distributions paid to partners	(224,549)	(213,352)	(180,626)
Distributions to minority interests, including preferred units	(61,934)	(136,114)	(163,366)

Excess (shortfall) of net cash provided by operating activities over distributions paid	$14,537	$(108,923)	$(8,137)

Net proceeds from divestiture of real estate	$421,647	$824,628	$616,343

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$436,184	$715,705	$608,206

Capital Commitments

Development starts, generally defined as projects where we have obtained building permits and have begun physical construction, during the years ended December 31, 2008 and 2007 on an owned and managed basis were as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2008	2007

The Americas:
Number of new development projects	15	26
Number of value-added conversion projects(1)	—	1
Square feet	4,464,298	7,427,914
Estimated total investment(2)	$316,995	$559,276

Europe:
Number of new development projects	4	6
Square feet	885,611	1,687,601
Estimated total investment(2)	$103,823	$220,200

Asia:
Number of new development projects	4	6
Square feet	2,038,437	3,060,335
Estimated total investment(2)	$123,910	$305,872

Total:
Number of new development projects	23	38
Number of value-added conversion projects	—	1
Square feet	7,388,346	12,175,850
Estimated total investment(2)	$544,728	$1,085,348

Total development pipeline estimated investment(2)(3)	$1,319,017	$1,712,908
Total development pipeline funded-to-date(4)	$1,057,207	$1,214,257
Total development pipeline remaining-to-fund(4)(5)	$261,810	$498,651

(1)	Value-added conversion projects represent the repurposing of industrial properties to a higher and better use, including office, residential, retail, research and development or manufacturing. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of the value-added conversion project is generally based on the underlying land value based on its ultimate use and as such, little to no residual value is ascribed to the industrial building(s).

(2)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using exchange rate as of December 31, 2008 or 2007, as applicable.

(3)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(4)	Amounts include capitalized interest and overhead costs, as applicable.

(5)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Pipeline.  As of December 31, 2008, we had 53 projects in the development pipeline, which are expected to total approximately 16.4 million square feet and have an aggregate estimated investment of $1.3 billion upon completion. Four of these projects totaling approximately 1.4 million square feet with an aggregate estimated investment of $80.0 million are held in an unconsolidated co-investment venture. We had an additional eight development projects held for divestiture or contribution totaling approximately 1.5 million square feet, with an aggregate estimated investment of $264.3 million, net of $3.3 million of real estate impairment losses, and an aggregate net book value of $258.4 million. As of December 31, 2008, on an owned and managed basis, we and our development joint venture partners have funded an aggregate of $1.1 billion, or 80%, of the total estimated investment and will need to fund an estimated additional $261.8 million, or 20%, in order to complete our development pipeline. The development pipeline, at December 31, 2008, included projects expected to be completed through the fourth quarter of 2010. In addition to our committed development pipeline, we hold a total of 2,503 acres of land for future development or sale, on an owned and managed basis, approximately 86% of which is located in North America, including 79 acres that are held in an unconsolidated joint venture. We currently estimate that these 2,503 acres of land could support approximately 45.1 million square feet of future development.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 54 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2008 were as follows (dollars in thousands):

2009	$30,127
2010	28,693
2011	27,834
2012	27,180
2013	26,024
Thereafter	412,803

Total	$552,661

Co-Investment Ventures.  We enter into co-investment ventures with institutional investors. These co-investment ventures are managed by AMB Capital Partners, LLC and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2008, we had investments in three co-investment ventures with a gross book value of $1.2 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $356.9 million with a gross book value of $6.4 billion. As of December 31, 2008, we may make additional capital contributions to current and planned co-investment ventures of up to $120.1 million (using the exchange rates at December 31, 2008) pursuant to the terms of the co-investment venture agreements.

From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments until such time when our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries) or net proceeds from property divestitures, which could adversely affect our cash flow; however, there can be no assurance that these sources of capital will be available at all or in amounts sufficient to meet our requirements.

Captive Insurance Company.  In December 2001, we formed a wholly owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the attachment point of our third-party insurance policies. The captive insurance company is one element of our overall risk management program. We capitalized Arcata in accordance with the applicable regulatory requirements. Arcata establishes annual premiums based on projections derived from the past loss experience of our properties. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, we think that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	losses in excess of insured coverage;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation or acquisition transactions that had not been asserted or were unknown prior to our formation or acquisition transactions;

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of our properties;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax, legal and regulatory liabilities.

Capital Deployment

Land acquisitions during the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2008	2007

The Americas:
Acres	197	1,231
Estimated build out potential (square feet)	3,537,632	21,083,750
Investment(1)	$88,436	$221,645
Europe:
Acres	72	182
Estimated build out potential (square feet)	1,613,087	3,328,267
Investment(1)	$66,850	$38,544
Asia:
Acres	111	28
Estimated build out potential (square feet)	4,371,377	997,537
Investment(1)	$61,776	$20,977

Total:
Acres	380	1,441
Estimated build out potential (square feet)	9,522,096	25,409,554
Investment(1)	$217,062	$281,166

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity during the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2008	2007

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	8	28
Square feet	1,622,649	6,213,093
Expected investment	$171,694	$527,264
Number of properties acquired by AMB Europe Fund I, FCP-FIS	3	7
Square feet	848,313	2,101,393
Expected investment	$154,499	$201,794
Number of properties acquired by AMB Japan Fund I, L.P.	—	8
Square feet	—	1,107,261
Expected investment	$—	$180,901
Number of properties acquired by AMB-SGP Mexico, LLC	—	3
Square feet	—	1,739,976
Expected investment	$—	$69,688
Number of properties acquired by AMB Property, L.P.	10	7
Square feet	2,830,936	701,629
Expected investment	$217,044	$62,241

Total number of properties acquired	21	53
Total square feet	5,301,898	11,863,352
Total acquisition cost	$529,574	$1,022,547
Total acquisition capital	13,663	19,341

Total expected investment(1)	$543,237	$1,041,888

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of December 31, 2008 or 2007, as applicable.

Overview of Contractual Obligations

The following table summarizes our debt, interest and lease payments due by period as of December 31, 2008 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$798,037	$1,863,531	$1,004,961	$333,409	$3,999,938
Debt interest payments	25,215	71,534	57,182	21,173	175,104
Operating lease commitments	30,127	56,527	53,204	412,803	552,661
Construction commitments	200,811	—	—	—	200,811

Total	$1,054,190	$1,991,592	$1,115,347	$767,385	$4,928,514

OFF BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of December 31, 2008, we had provided approximately $32.7 million in letters of credit, of which $25.5 million were provided under our $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 6 and 10, we had outstanding guarantees and contribution obligations in the aggregate amount of $639.9 million as described below.

As of December 31, 2008, we had outstanding bank guarantees in the amount of $27.8 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of December 31, 2008, we also guaranteed $49.6 million and $231.8 million on outstanding loans for six of our consolidated joint ventures and four of our unconsolidated joint ventures, respectively.

Also, we have entered into contribution agreements with certain of our unconsolidated co-investment ventures. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements total $260.6 million as of December 31, 2008.

On May 30, 2008, we entered into a 142.0 million Euro 364-day multi-currency revolving facility agreement (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) and related guarantee as loan guarantor with our affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of our European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates and ING Real Estate Finance N.V. The facility agreement provided that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) all of which were repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement were guaranteed by us. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund I, FCP-FIS indemnified us for all of our obligations under the guarantee. On December 29, 2008, we terminated the facility agreement and related guarantee. Prior to the termination of the facility agreement, four of our European affiliates that were subsidiaries of AMB Europe Fund I, FCP-FIS holding real property interests in Germany were borrowers under such facility agreement. The outstanding borrowed amount of our European affiliate borrowers under such facility agreement was repaid in full on December 29, 2008. In connection with the payment in full under, and the termination of, this facility agreement, our European affiliate borrowers and/or their affiliates borrowed funds under an existing credit facility held by AMB Europe Fund I, FCP-FIS, and entered new 5-year term loans with the lender in the aggregate amount of 50.2 million Euros (approximately $70.1 million in U.S. dollars using the exchange rate as of December 31, 2008) under such facility. The borrowed funds were used to repay the outstanding amounts under the terminated 142.0 million Euro credit facility. The European affiliate borrowers are in the process of granting security interests to the lender, as the security agent, under and in accordance with the terms of such facility, all of which security interests are expected to become effective in the first half of 2009. We have agreed to guarantee the 50.2 million Euros amount borrowed under such existing credit facility only until the security interests are granted, at which time the guarantees will be extinguished.

Performance and Surety Bonds.  As of December 31, 2008, we had outstanding performance and surety bonds in an aggregate amount of $17.8 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

Promote Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, we may be obligated to make payments to certain of our joint venture partners pursuant to the terms and provisions of their contractual agreements with us. From time to time in the normal course of our business, we enter into various contracts with third parties that may obligate us to make payments, pay promotes, or perform other obligations upon the occurrence of certain events.

Supplemental Earnings Measures

Funds From Operations (“FFO”) and Funds From Operations Per Share and Unit (“FFOPS”).

We believe that net income (loss), as defined by U.S. GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, and FFO per share and unit, or FFOPS, to be useful supplemental measures of our operating performance. We define FFOPS as FFO per fully diluted weighted average share of our general partner’s common stock and our units. We calculate FFO as net income (loss), calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures.

We include the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO. We believe that value-added conversion dispositions are in substance land sales and as such should be included in FFO, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in FFO. However, our interpretation of FFO or FFOPS may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the National Association of Real Estate Investment Trusts (“NAREIT”) definition, and may not be comparable to FFO or FFOPS reported by other real estate investment trusts that interpret the current NAREIT definition differently than we do. In connection with the formation of a joint venture, we may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the properties held for contribution may, under certain circumstances, be required to be depreciated under U.S. GAAP. If this circumstance arises, we intend to include in our calculation of FFO gains or losses related to the contribution of previously depreciated real estate to joint ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, we believe such calculation of FFO will better reflect the value created as a result of the contributions. To date, we have not included gains or losses from the contribution of previously depreciated warehoused assets in FFO.

We believe that FFO and FFOPS are meaningful supplemental measures of our operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, FFO and FFOPS are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net income (loss), as defined by U.S. GAAP. We believe that the use of FFO and FFOPS, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts, such as AMB Property Corporation, our general partner, among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO and FFOPS to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO and FFOPS can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While FFO and FFOPS are relevant and widely used measures of operating performance of real estate investment trusts, FFO and FFOPS do not represent cash flow from operations or net income (loss) as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. FFO and FFOPS also do not consider the costs associated with capital expenditures related to our real estate assets nor are FFO and FFOPS necessarily indicative of cash available to fund our future cash requirements. Management compensates for the limitations of FFO and FFOPS by providing investors with financial statements prepared according to U.S. GAAP, along with this detailed discussion of FFO and FFOPS and a reconciliation of FFO and FFOPS to net income, a U.S. GAAP measurement.

The following table reflects the calculation of FFO reconciled from net income (loss) for the years ended December 31 (dollars in thousands, except per share and unit amounts):

	2008	2007	2006

Net (loss) income available to common unitholders(1)	$(65,898)	$307,203	$218,863
Income (loss) available to common unitholders attributable to limited partners	782	(11,679)	(9,443)
(Gains) losses from sale or contribution of real estate, net of minority interests(2)	(21,854)	(85,544)	(42,635)
Depreciation and amortization:
Total depreciation and amortization	169,145	162,311	175,432
Discontinued operations’ depreciation	54	1,415	4,545
Non-real estate depreciation	(7,270)	(5,623)	(4,546)
Adjustments to derive FFO from consolidated co-investment ventures:
Co-investment venture partners’ minority interests (Net income)	32,310	27,691	37,571
Limited partnership unitholders’ minority interests (Net income)	(5,442)	5,158	2,528
Limited partnership unitholders’ minority interests (Development gains)	2,822	7,148	4,948
Discontinued operations’ minority interests (Net income)	217	390	712
FFO attributable to minority interests	(49,957)	(62,902)	(82,861)
Adjustments to derive FFO from unconsolidated co-investment ventures:
Our share of net income	(17,121)	(7,467)	(23,240)
Our share of FFO	42,742	27,391	16,038

Funds from operations	$80,530	$365,492	$297,912

Basic FFO per common share and unit	$0.80	$3.60	$3.24

Diluted FFO per common share and unit	$0.78	$3.51	$3.12

Weighted average common shares and units:
Basic	101,253,972	101,550,001	92,047,678

Diluted	102,855,848	104,168,707	95,444,072

(1)	Includes gains from undepreciated land sales of $1.8 million, $9.2 million and $5.6 million for 2008, 2007 and 2006, respectively.

(2)	The information for 2007 includes accumulated depreciation re-capture of approximately $10.1 million associated with the sale of two value-added conversion projects.

SS NOI

We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2006 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). In deriving SS NOI, we define net operating income as rental revenues, including reimbursements, less property operating expenses, both of which are calculated in accordance with GAAP. Property operating expenses exclude depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We consider cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI help the investing public compare our operating performance with that of other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance.

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

The following table reconciles SS NOI and cash-basis SS NOI from net income (loss) for the years ended December 31 (dollars in thousands):

	2008	2007	2006

Net (loss) income	$(50,092)	$327,547	$239,875
Private capital revenues	(68,470)	(31,707)	(46,102)
Depreciation and amortization	169,145	162,311	175,432
General and administrative	143,982	129,510	104,262
Restructuring charges	12,306	—	—
Fund costs	1,078	1,076	2,091
Impairment losses	193,918	1,157	6,312
Other expenses	520	5,112	2,620
Total other income and expenses	18,556	(100,475)	20,009
Total minority interests’ share of income	42,477	44,625	49,153
Total discontinued operations	(1,545)	(73,979)	(60,378)
Cumulative effect of change in accounting principle	—	—	(193)

Net Operating Income (NOI)	461,875	465,177	493,081
Less non same-store NOI	(95,486)	(106,524)	(18,669)
Less non-cash adjustments(1)	456	(4,019)	(11,858)

Cash-basis same-store NOI	$366,845	$354,634	$462,554

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2008, we had three outstanding interest rate swaps, two interest rate caps, and two outstanding foreign exchange forward contracts with an aggregate notional amount of $876.8 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding at book value and estimated fair value before net unamortized debt discounts of $9.7 million as of December 31, 2008 (dollars in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt(1)	$478,175	$636,486	$142,008	$379,261	$540,525	$304,066	$2,480,521	$2,104,418
Average interest rate	3.9%	5.6%	6.6%	5.9%	6.1%	6.4%	5.6%	n/a
Variable rate debt(2)	$319,862	$627,541	$457,496	$62,896	$22,279	$29,343	$1,519,417	$1,427,698
Average interest rate	2.1%	2.5%	2.4%	1.5%	2.9%	6.3%	2.4%	n/a
Interest payments	$25,215	$51,365	$20,169	$23,366	$33,817	$21,173	$175,105	n/a

(1)	Represents 62.0% of all outstanding debt at December 31, 2008.

(2)	Represents 38.0% of all outstanding debt at December 31, 2008.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on our variable rate debt would be $3.6 million (net of the swap) annually. As of December 31, 2008, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $4.0 billion and $3.5 billion, respectively, based on our estimate of current market interest rates.

As of December 31, 2008 and 2007, variable rate debt comprised 38.0% and 39.0%, respectively, of all our outstanding debt. Variable rate debt was $1.5 billion and $1.4 billion, respectively, as of December 31, 2008 and 2007.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at December 31, 2008 were three interest rate swaps hedging cash flows of variable rate borrowings based on U.S. Libor (USD), two interest rate caps hedging cash flows of variable rate borrowings based on Japanese Yen Libor, and two currency forward contracts hedging intercompany loans.

The following table summarizes our financial instruments as of December 31, 2008 (in thousands):

	Maturity Dates
	March 31,	September 27,	December 11,	September 4,	November 21,	Notional
Related Derivatives (In thousands)	2009	2009	2009	2010	2011	Amount	Fair Value

Interest Rate Swaps (USD)
Notional Amount		$325,000				$325,000
Receive Floating(%)		US LIBOR
Pay Fixed Rate(%)		2.50%
Fair Market Value (USD)		$(4,266)					$(4,266)

Notional Amount				$130,000		$130,000
Receive Floating(%)				US LIBOR
Pay Fixed Rate(%)				2.70%
Fair Market Value (USD)				$(2,609)			$(2,609)

Notional Amount			$100,000			$100,000
Receive Floating(%)			US LIBOR
Pay Fixed Rate(%)			2.70%
Fair Market Value (USD)			$(1,208)				$(1,208)

Interest Rate Caps (JPY)
Notional Amount					$86,017	$86,017
Receive Floating(%)					JPY-LIBOR-BBA
Pay Fixed Rate(%)					1.50%
Fair Market Value (USD)					$51		$51

Notional Amount					$11,028	$11,028
Receive Floating(%)					JPY-LIBOR-BBA
Pay Fixed Rate(%)					1.50%
Fair Market Value (USD)					$7		$7

Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Notional Amount (USD)	$161,980					$161,980
Forward Strike Rate	1.41
3/31/09 Forward Rate as of 12/31/2008	1.39
Fair Market Value (USD)	$1,508						$1,508

FX Forward Contract, GBP
Notional Amount (USD)	$62,736					$62,736
Forward Strike Rate	1.44
3/31/09 Forward Rate as of 12/31/2008	1.46
Fair Market Value (USD)	$(720)						$(720)

						$876,761	$(7,237)

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for our subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in general partner’s capital in the consolidated statements of partners’ capital and totaled $23.6 million and $14.8 million for the years ended December 31, 2008 and 2007, respectively.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the years ended December 31, 2008, 2007 and 2006, total unrealized and realized (losses) gains from remeasurement included in our results of operations were $(5.7) million, $3.9 million and $0.8 million, respectively.

ITEM 8.	Financial Statements and Supplementary Data

See Item 15: “Exhibits and Financial Statement Schedules.”

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures and Changes to Internal Control over Financial Reporting

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the year covered by this report. The chief executive officer and chief financial officer of our general partner each concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008.

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

Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

We have excluded G. Accion, S.A. de C.V. (“G. Accion”) from the evaluation of our internal control over financial reporting as of December 31, 2008 because it was acquired by us in a purchase business combination during 2008. G. Accion is a wholly owned subsidiary whose total assets and total revenues represent 2.40% and 0.25%, respectively, of our related consolidated total assets and total revenues as of and for the year ended December 31, 2008.

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

(a)(3) Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.2	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.3	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).

Exhibit
Number	Description

4.4	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.5	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.6	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.7	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.8	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.9	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.10	Fourth Supplemental Indenture, dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 16, 2000).
4.11	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.12	Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.13	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.14	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.15	$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.16	Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.17	$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on 8-K filed on May 1, 2008).

Exhibit
Number		Description

*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.19 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.20 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.6		First Amendment to Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated January 1, 2008 (incorporated by reference to Exhibit 10.6 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.7 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit (incorporated by reference to Exhibit 10.8 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.9 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.10 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).

Exhibit
Number		Description

10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers (incorporated by reference to Exhibit 10.16 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.17		Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.18		$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.19		$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.20		$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.21		$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.22		Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 27, 2007).

Exhibit
Number	Description

10.23	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 20, 2007).
10.24	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.25	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.26	Credit Agreement, dated as of March 27, 2008, among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.27	Guaranty of Payment, dated as of March 27, 2008, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of March 27, 2008 (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.28	AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, by and among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS, as logistics fund, affiliates of AMB Europe Fund I FCP-FIS as listed therein, financial institutions as listed therein as original lenders (and other lenders that are from time to time parties thereto), AMB Property, L.P., as loan guarantor, and ING Real Estate Finance NV, as facility agent (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.29	Loan Guarantee, dated as of May 30, 2008, by AMB Property, L.P., as Guarantor, for the benefit of the facility agent and the lenders that are from time to time parties to that certain AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS as the logistics fund, AMB Property, L.P. as the loan guarantor, the financial institutions listed therein as original lenders (and other lenders that are from time to time parties thereto) and ING Real Estate Finance N.V., as the facility agent (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.30	Counter-Indemnity, dated May 30, 2008, by and between AMB Property, L.P. and AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).

Exhibit
Number	Description

10.31	Credit Agreement, dated as of September 4, 2008, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
10.32	Guaranty of Payment, dated as of September 4, 2008, by AMB Property Corporation, as Guarantor, for the benefit of The Bank of Nova Scotia, as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of September 4, 2008, among AMB Property, L.P., as the Borrower, the banks listed on the signature pages thereto, the Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
10.33	Termination Letter, dated December 29, 2008, from ING Real Estate Finance N.V., as Facility Agent, to AMB Fund Management S.à.r.l., acting in its own name but on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 5, 2009).
10.34	Amendment No. 1 to Credit Agreement, dated as of January 26, 2009, by and among AMB Property, L.P., AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, and HSBC Bank USA, National Association and U.S. Bank National Association, as documentation agents.
21.1	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated March 11, 2009.
32.1	18 U.S.C. § 1350 Certifications dated March 11, 2009. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement

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

Date: March 11, 2009

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

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2009

/s/ T. ROBERT BURKE T. ROBERT BURKE	Director	March 11, 2009

/s/ DAVID A. COLE David A. Cole	Director	March 11, 2009

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	March 11, 2009

/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 11, 2009

Name	Title	Date

/s/ FREDERICK W. REID Frederick W. Reid	Director	March 11, 2009

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	March 11, 2009

/s/ THOMAS W. TUSHER Thomas W. Tusher	Director	March 11, 2009

/s/ CARL B. WEBB Carl B. Webb	Director	March 11, 2009

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	March 11, 2009

/s/ NINA A. TRAN Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of AMB Property, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AMB Property, L.P. (the “Operating Partnership”) and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, included in Item 9A, management has excluded G. Accion, S.A. de C.V. (“G. Accion”) from its assessment of internal control over financial reporting as of December 31, 2008 due to its acquisition in a purchase business combination in 2008. We have also excluded G. Accion from our audit of internal control over financial reporting. G. Accion is a wholly-owned subsidiary whose total assets and total revenues represent 2.40% and 0.25% of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 11, 2009

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
	(dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,108,193	$1,276,621
Buildings and improvements	3,525,871	3,777,210
Construction in progress	1,969,792	1,655,714

Total investments in properties	6,603,856	6,709,545
Accumulated depreciation and amortization	(970,737)	(916,686)

Net investments in properties	5,633,119	5,792,859
Investments in unconsolidated joint ventures	431,322	356,194
Properties held for sale or contribution, net	609,023	528,852

Net investments in real estate	6,673,464	6,677,905
Cash and cash equivalents	223,936	220,224
Restricted cash	27,295	30,192
Accounts receivable, net of allowance for doubtful accounts of $10,682 and $7,378, respectively	160,528	184,270
Deferred financing costs, net	25,277	23,313
Other assets	191,148	126,499

Total assets	$7,301,648	$7,262,403

LIABILITIES AND PARTNERS’ CAPITAL
Debt:
Secured debt	$1,522,571	$1,471,087
Unsecured senior debt	1,153,926	1,003,123
Unsecured credit facilities	920,850	876,105
Other debt	392,838	144,529

Total debt	3,990,185	3,494,844
Security deposits	59,093	40,842
Distributions payable	3,395	54,907
Accounts payable and other liabilities	282,771	210,447

Total liabilities	4,335,444	3,801,040
Commitments and contingencies (Note 14)
Minority interests:
Joint venture partners	293,367	517,572
Preferred unitholders	106,899	109,805

Total minority interests	400,266	627,377
Partners’ capital:
General partner, 98,240,461 and 98,981,097 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,515,107	2,763,952
Limited partners, 2,180,809 and 2,733,894 units outstanding, respectively	50,831	70,034

Total partners’ capital	2,565,938	2,833,986

Total liabilities and partners’ capital	$7,301,648	$7,262,403

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(dollars in thousands, except unit and per unit amounts)

REVENUES
Rental revenues	$646,575	$639,583	$666,289
Private capital revenues	68,470	31,707	46,102

Total revenues	715,045	671,290	712,391
COSTS AND EXPENSES
Property operating expenses	(103,505)	(99,189)	(96,260)
Real estate taxes	(81,195)	(75,217)	(76,948)
Depreciation and amortization	(169,145)	(162,311)	(175,432)
General and administrative	(143,982)	(129,510)	(104,262)
Restructuring charges	(12,306)	—	—
Fund costs	(1,078)	(1,076)	(2,091)
Real estate impairment losses	(193,918)	(1,157)	(6,312)
Other expenses	(520)	(5,112)	(2,620)

Total costs and expenses	(705,649)	(473,572)	(463,925)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	81,084	124,288	106,389
Gains from sale or contribution of real estate interests, net	19,967	73,436	—
Equity in earnings of unconsolidated joint ventures, net	17,121	7,467	23,240
Other income	(3,195)	22,252	11,808
Interest expense, including amortization	(133,533)	(126,968)	(161,446)

Total other income and expenses, net	(18,556)	100,475	(20,009)

(Loss) income before minority interests and discontinued operations	(9,160)	298,193	228,457

Minority interests’ share of income:
Joint venture partners’ share of income before discontinued operations	(32,310)	(27,691)	(37,571)
Joint venture partners’ share of development profits	(6,219)	(9,012)	(665)
Preferred unitholders	(3,948)	(7,922)	(10,917)

Total minority interests’ share of income	(42,477)	(44,625)	(49,153)

(Loss) income from continuing operations	(51,637)	253,568	179,304

Discontinued operations:
(Loss) income attributable to discontinued operations, net of minority interests	(417)	9,275	15,695
Development gains and gains from sale of real estate interests, net of taxes and minority interests	1,962	64,704	44,683

Total discontinued operations	1,545	73,979	60,378

Net (loss) income before cumulative effect of change in accounting principle	(50,092)	327,547	239,682
Cumulative effect of change in accounting principle	—	—	193

Net (loss) income	(50,092)	327,547	239,875
Series L, M, O and P preferred unit distributions	(15,806)	(15,806)	(13,582)
Series J and K preferred unit distributions	—	(1,608)	(6,360)
Preferred unit redemption issuance costs	—	(2,930)	(1,070)

Net (loss) income available to common unitholders	$(65,898)	$307,203	$218,863

(Loss) income available to common unitholders attributable to:
General partner	$(65,116)	$295,524	$209,420
Limited partners	(782)	11,679	9,443

Net (loss) income available to common unitholders	$(65,898)	$307,203	$218,863

Basic (loss) income per common unit
(Loss) income from continuing operations (after preferred unit distributions and preferred unit redemption discount /issuance costs)	$(0.67)	$2.30	$1.72
Discontinued operations	0.02	0.73	0.66

Net (loss) income available to common unitholders	$(0.65)	$3.03	$2.38

Diluted (loss) income per common unit
(Loss) income from continuing operations (after preferred unit distributions and preferred unit redemption discount /issuance costs)	$(0.67)	$2.24	$1.66
Discontinued operations	0.02	0.71	0.63

Net (loss) income available to common unitholders	$(0.65)	$2.95	$2.29

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	101,253,972	101,550,001	92,047,678

Diluted	101,253,972	104,168,707	95,444,072

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years ended December 31, 2008, 2007 and 2006

	General Partner				Limited Partners
	Preferred Units		Common Units		Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
	(dollars in thousands, except unit amounts)

Balance as of December 31, 2005	7,300,000	$175,548	85,585,494	$1,740,751	1,600,000	$77,815	4,250,977	$86,164	$2,080,278
Comprehensive income:
Net income	—	13,582	—	209,420	—	6,360	—	9,443
Unrealized loss on securities and derivatives	—	—	—	825	—	—	—	—
Currency translation adjustment	—	—	—	(187)	—	—	—	—
Total comprehensive income									239,443
Contributions	2,000,000	48,086	—	—	—	—	—	—	48,086
Deferred compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock	—	—	331,911	20,736	—	—	—	—	20,736
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	2,697,315	55,521	—	—	—	—	55,521
Conversion of operating partnership units to common stock	—	—	818,304	45,151	—	—	(800,634)	(15,749)	29,402
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,454)	—	—	—	—	(3,454)
Cumulative effect of change in accounting principle	—	—	—	(193)	—	—	—	—	(193)
Reallocation of interests	—	—	—	37,940	—	—	—	2,910	40,850
Offering costs	—	(217)	—	—	—	—	—	—	(217)
Distributions	—	(13,582)	—	(163,270)	—	(6,360)	—	(7,988)	(191,200)

Balance as of December 31, 2006	9,300,000	223,417	89,433,024	1,943,240	1,600,000	77,815	3,450,343	74,780	2,319,252
Comprehensive income:
Net income	—	15,806	—	295,524	—	1,608	—	11,679
Unrealized gain on securities and derivatives	—	—	—	(1,676)	—	—	—	—
Currency translation adjustment	—	—	—	14,775	—	—	—	—
Total comprehensive income									337,716
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	(1,179)	16,046	—	—	—	—	16,046
Issuance of common units	—	—	8,365,800	472,072	—	—	—	—	472,072
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,536,041	28,328	—	—	—	—	28,328
Conversion of operating partnership units to common stock	—	—	716,449	42,296	—	—	(716,449)	(14,329)	27,967
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,070)	—	—	—	—	(3,070)
Repurchase of preferred units	—	—	—	—	(1,600,000)	(77,815)	—	—	(77,815)
Repurchase of common units	—	—	(1,069,038)	(53,359)	—	—	—	—	(53,359)
Reallocation of interests	—	—	—	(14,947)	—	—	—	6,507	(8,440)
Offering costs	—	(5)	—	(579)	—	—	—	—	(584)
Distributions	—	(15,806)	—	(198,110)	—	(1,608)	—	(8,603)	(224,127)

Balance as of December 31, 2007	9,300,000	223,412	98,981,097	2,540,540	—	—	2,733,894	70,034	2,833,986
Comprehensive income:
Net (loss) income	—	15,806	—	(65,116)	—	—	—	(782)
Unrealized (loss) on securities and derivatives	—	—	—	(12,894)	—	—	—	—
Currency translation adjustment	—	—	—	23,616	—	—	—	—
Total comprehensive (loss)									(39,370)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	430,997	21,467	—	—	—	—	21,467
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	129,507	4,213	—	—	—	—	4,213
Conversion of operating partnership units to common stock	—	—	495,306	20,570	—	—	(495,306)	(10,673)	9,897
Cash redemption of operating partnership units	—	—	—	—	—	—	(57,779)	(1,051)	(1,051)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	(30,855)	(1,594)	—	—	—	—	(1,594)
Repurchase of common units	—	—	(1,765,591)	(87,696)	—	—	—	—	(87,696)
Reallocation of interests	—	—	—	1,302	—	—	—	(660)	642
Offering costs	—	—	—	(10)	—	—	—	—	(10)
Distributions	—	(15,806)	—	(152,703)	—	—	—	(6,037)	(174,546)

Balance as of December 31, 2008	9,300,000	$223,412	98,240,461	$2,291,695	—	$—	2,180,809	$50,831	$2,565,938

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(50,092)	$327,547	$239,875
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(10,549)	(13,246)	(19,134)
Depreciation and amortization	169,145	162,311	175,432
Real estate impairment losses	193,918	1,157	6,312
Foreign exchange losses	1,043	2,883	—
Stock-based compensation amortization	21,467	16,046	20,736
Equity in earnings of unconsolidated joint ventures	(17,121)	(7,467)	(23,240)
Operating distributions received from unconsolidated joint ventures	24,279	18,930	4,875
Gains from sale or contribution of real estate interests, net	(19,967)	(73,436)	—
Development profits, net of taxes	(81,084)	(124,288)	(106,389)
Debt premiums, discounts and finance cost amortization, net	9,192	3,961	8,343
Total minority interests’ share of net income	42,477	44,625	49,153
Discontinued operations:
Depreciation and amortization	54	1,415	4,545
Joint venture partners’ share of net income (loss)	233	(6)	(22)
Development gains and gains from sale of real estate interests, net of taxes and minority interests	(1,962)	(64,704)	(44,683)
Cumulative effect of change in accounting principle	—	—	(193)
Changes in assets and liabilities:
Accounts receivable and other assets	27,776	(82,288)	3,276
Accounts payable and other liabilities	(7,789)	27,103	16,969

Net cash provided by operating activities	301,020	240,543	335,855
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(671)	(11,303)	(24,910)
Cash paid for property acquisitions	(195,554)	(57,249)	(451,940)
Additions to land, buildings, development costs, building improvements and lease costs	(1,020,819)	(1,300,651)	(1,033,941)
Net proceeds from divestiture of real estate and securities	421,647	824,628	616,343
Additions to interests in unconsolidated joint ventures	(52,267)	(54,334)	(18,969)
Capital distributions received from unconsolidated joint ventures	35,012	227	34,277
Repayment of mortgages and loans made to affiliates	81,542	1,588	2,874
Cash transferred to unconsolidated joint ventures	(16,848)	(35,146)	(4,294)
Loans made to affiliates	(73,480)	—	—
Purchase of equity interests, net	(60,330)	—	—

Net cash used in investing activities	(881,768)	(632,240)	(880,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	4,213	500,400	55,521
Repurchase and retirement of common units	(87,696)	(53,359)	—
Borrowings on secured debt	641,572	718,153	610,598
Payments on secured debt	(210,440)	(259,592)	(483,138)
Borrowings on other debt	525,000	75,956	65,098
Payments on other debt	(212,547)	(20,473)	(16,281)
Borrowings on unsecured credit facilities	1,913,126	1,489,256	1,291,209
Payments on unsecured credit facilities	(1,856,734)	(1,507,188)	(944,626)
Payment of financing fees	(14,931)	(13,755)	(11,746)
Net proceeds from issuances of senior debt	325,000	24,689	272,079
Payments on senior debt	(175,000)	(125,000)	(150,000)
Net proceeds from issuances of preferred units	(10)	—	48,086
Issuance costs on preferred units	—	(584)	(217)
Repurchase of preferred units	—	(102,737)	(98,080)
Contributions from joint venture partners	16,695	43,725	189,110
Distributions paid to partners	(224,549)	(213,352)	(180,626)
Distributions to minority interests, including preferred units	(61,934)	(136,114)	(163,366)

Net cash provided by financing activities	581,765	420,025	483,621
Net effect of exchange rate changes on cash	2,695	17,133	2,966
Net increase (decrease) in cash and cash equivalents	3,712	45,461	(58,118)
Cash and cash equivalents at beginning of period	220,224	174,763	232,881

Cash and cash equivalents at end of period	$223,936	$220,224	$174,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$137,613	$134,470	$159,389
Non-cash transactions:
Acquisition of properties	$227,612	$60,293	$689,832
Assumption of secured debt	(16,843)	—	(134,651)
Assumption of other assets and liabilities	(7,564)	(17)	(17,931)
Acquisition capital	(7,651)	(1,127)	(20,061)
Minority interest contribution, including units issued	—	(1,900)	(65,249)

Net cash paid for property acquisitions	$195,554	$57,249	$451,940

Preferred unit redemption issuance costs	$—	$2,930	$1,070
Contribution of properties to unconsolidated joint ventures, net	$114,423	$78,218	$161,967
Purchase of equity interest of unconsolidated joint ventures, net	$—	$26,031	$—
Deconsolidation of AMB Institutional Alliance Fund III, L.P.	$—	$—	$93,876

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

1.	Organization and Formation of the Company

AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), commenced operations shortly before the consummation of AMB Property Corporation’s, a Maryland corporation (the “Company”), initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Operating Partnership is engaged in the ownership, acquisition, development and operation of industrial properties in key distribution markets throughout the Americas, Europe and Asia. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries and the “Operating Partnership” means AMB Property, L.P. and its controlled subsidiaries.

The Operating Partnership uses the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The Operating Partnership uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager and for which it currently intends to hold long term. The Operating Partnership uses the term “joint venture” to describe all joint ventures, including co-investment ventures, with real estate developers, other real estate operators, or institutional investors where the Operating Partnership may or may not have control, act as the manager and/or developer, earn asset management distributions or fees, or earn incentive distributions or promote interests. In certain cases, the Operating Partnership might provide development, leasing, property management and/or accounting services, for which it may receive compensation. The Operating Partnership uses the term “co-investment venture” to describe joint ventures with institutional investors, managed by the Operating Partnership, from which the Operating Partnership receives acquisition fees for third-party acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promote interests.

As of December 31, 2008, the Company owned an approximate 96.6% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 3.4% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Operating Partnership through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties.

The Operating Partnership enters into co-investment ventures with institutional investors. These co-investment ventures provide the Operating Partnership with an additional source of capital and income. As of December 31, 2008, the Operating Partnership had significant investments in three consolidated and five unconsolidated co-investment ventures. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. No gain or loss was recognized on the contribution.

Any references to the number of buildings, square footage, customers and occupancy in the financial statement footnotes are unaudited.

On July 18, 2008, the Operating Partnership acquired the remaining equity interest (approximately 42%) in G. Accion, S.A. de C.V. (“G. Accion”), a Mexican real estate company. G. Accion is now a wholly-owned

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of the Operating Partnership and has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. Through its investment in AMB Property Mexico, the Operating Partnership holds equity interests in various other unconsolidated joint ventures totaling approximately $24.6 million as of December 31, 2008.

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

As of December 31, 2008, the Operating Partnership owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 160.0 million square feet (14.9 million square meters) in 49 markets within 15 countries. Additionally, as of December 31, 2008, the Operating Partnership managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.1 million square feet.

Of the approximately 160.0 million square feet as of December 31, 2008:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Operating Partnership owned or partially owned approximately 131.5 million square feet (principally, warehouse distribution buildings) that were 95.1% leased; the Operating Partnership had investments in 53 development projects, which are expected to total approximately 16.4 million square feet upon completion; and the Operating Partnership owned 16 development projects, totaling approximately 4.6 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Operating Partnership had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the Operating Partnership held approximately 0.1 million square feet through a ground lease, which is the location of the Operating Partnership’s global headquarters.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Operating Partnership, its wholly-owned qualified REIT and taxable REIT subsidiaries and co-investment ventures, in which the Operating Partnership has a controlling interest. Third-party equity interests in the Operating Partnership and co-investment ventures are reflected as minority interests in the consolidated financial statements. The Operating Partnership also has non-controlling partnership interests in unconsolidated real estate co-investment ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are located on-tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. The estimated lives and components of depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 are as follows (dollars in thousands):

Depreciation and Amortization Expense	Estimated Lives	2008	2007	2006

Building costs	5-40 years	$72,746	$69,625	$81,565
Building costs on ground leases	5-40 years	16,302	15,951	19,173
Buildings and improvements:
Roof/HVAC/parking lots	5-40 years	6,020	10,639	10,016
Plumbing/signage	7-25 years	2,342	1,851	2,469
Major painting and other	5-40 years	19,326	12,709	11,479
Tenant improvements	Over initial lease term	18,711	20,125	19,901
Lease commissions	Over initial lease term	20,573	21,123	19,990

Total real estate depreciation and amortization		156,020	152,023	164,593
Other depreciation and amortization	Various	13,179	11,703	15,384
Discontinued operations’ depreciation	Various	(54)	(1,415)	(4,545)

Total depreciation and amortization from continuing operations		$169,145	$162,311	$175,432

The cost of buildings and improvements includes the purchase price of the property including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2008, 2007 and 2006 was $64.4 million, $64.0 million and $42.9 million, respectively.

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

Real Estate Impairment Losses.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property or land parcel is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present values of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Operating Partnership determines the estimated fair values based on its assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Operating Partnership also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals at year end. As a result of leasing activity and the economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded real estate impairment losses of $193.9 million, $1.2 million and $6.3 million during the years ended December 31, 2008, 2007 and 2006, respectively, on certain of its investments.

Investments in Consolidated and Unconsolidated Joint Ventures.  Minority interests represent the limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, which own properties aggregating approximately 22.3 million square feet as of December 31, 2008, which are consolidated for financial reporting purposes. Such investments are consolidated because the Operating Partnership exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

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

The minority interests associated with certain of the Operating Partnership’s consolidated joint ventures that have finite lives under the terms of the partnership agreements represent mandatorily redeemable interests as defined in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150). As of December 31, 2008 and 2007, the aggregate book value of these minority interests in

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the accompanying consolidated balance sheets was approximately $293.4 million and $517.6 million, respectively, and the Operating Partnership believes that the aggregate settlement value of these interests was approximately $451.2 million and $1.1 billion, respectively. However, there can be no assurance that these amounts will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the minority joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the Operating Partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the Operating Partnership has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with property purchases, Section 1031 exchange accounts and debt or real estate tax payments.

Accounts Receivable.  Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $63.9 million and $73.0 million as of December 31, 2008 and 2007, respectively. The Operating Partnership regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

Concentration of Credit Risk.  Other real estate companies compete with the Operating Partnership in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Operating Partnership’s ability to lease space and on the amount of rent received. As of December 31, 2008, the Operating Partnership does not have any material concentration of credit risk due to the diversification of its customers.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related loan. As of December 31, 2008 and 2007, deferred financing costs were $25.3 million and $23.3 million, respectively, net of accumulated amortization.

Goodwill and Intangible Assets.  The Operating Partnership has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and certain indefinite lived intangible assets, are no longer amortized, but are subject to at least annual impairment testing. The Operating Partnership tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Operating Partnership performed a test for impairment and determined that there was no impairment to goodwill and intangible assets during the years ended December 31, 2008 and 2007.

Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of FIN 48 on January 1, 2007 did not have a material effect on the Operating Partnership’s financial statements. The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Operating Partnership is subject.

Financial Instruments.  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss for the effective portion of the hedged instrument. The Operating Partnership assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

For revenues or expenses denominated in nonfunctional currencies, the Operating Partnership may use derivative financial instruments to manage foreign currency exchange rate risk. The Operating Partnership’s derivative financial instruments in effect at December 31, 2008 consisted of three interest rate swaps hedging cash flows of variable rate borrowings based on U.S. Libor (USD), two interest rate caps hedging cash flows of variable rate borrowings based on Japanese Yen Libor, and two currency forward contracts hedging intercompany loans. Adjustments to the fair value of this instrument for the years ended December 31, 2008 and 2007 resulted in losses of $6.4 million and $1.7 million, respectively. These losses are included in other assets in the consolidated balance sheet and general partner’s capital in the consolidated statements of partners’ capital.

Debt.  The Operating Partnership’s debt includes both fixed and variable rate secured debt, fixed and variable rate unsecured debt, unsecured variable rate debt and credit facilities. Based on borrowing rates available to the Operating Partnership at December 31, 2008, the book value and the estimated fair value of the total debt (both secured and unsecured) was $4.0 billion and $3.5 billion, respectively.

Debt Premiums.  Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. As of December 31, 2008 and 2007, the net unamortized debt (discount) premium was $9.8 million and $5.2 million, respectively, and was included as components of secured debt and unsecured senior debt on the accompanying consolidated balance sheets.

Rental Revenues and Allowance for Doubtful Accounts.  The Operating Partnership, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Operating Partnership also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Operating Partnership, vacates the premises and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Operating Partnership. In addition, the Operating Partnership nets its allowance for doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $3.9 million, $3.7 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Private Capital Income.  Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by the Company from co-investment ventures and clients. Private capital income also includes promote interests and incentive distributions from the Operating Partnership’s co-investment ventures. The Operating Partnership received incentive distributions of $33.7 million, $0.5 million and $22.5 million (of which $19.8 million was from AMB Partners II, L.P.), respectively, during the years ended December 31, 2008, 2007 and 2006.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Gains from Sale or Contribution of Real Estate Interests.  Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Other Income (Expense).  Other income (expense) consists primarily of foreign currency remeasurement losses and gains, losses and gains on the Operating Partnership’s non qualified deferred compensation plan and interest income from mortgages receivable and on cash and cash equivalents.

Discontinued Operations.  The Operating Partnership reported real estate dispositions as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The Operating Partnership separately reports as discontinued operations the historical operating results attributable to operating properties sold or held for disposition and the applicable gain or loss on the disposition of the properties, which is included in development gains and gains from dispositions of real estate, net of taxes and minority interests, in the statement of operations. The consolidated statements of operations for prior periods are also adjusted to conform with this classification. There is no impact on the Operating Partnership’s previously reported consolidated financial position, net income or cash flows.

International Operations.  The U.S. dollar is the functional currency for the Operating Partnership’s subsidiaries formed in the United States, Mexico and certain subsidiaries in Europe. Other than Mexico and certain subsidiaries in Europe, the functional currency for the Operating Partnership’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses. The Operating Partnership’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Operating Partnership translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. For the years ended December 31, 2008, 2007 and 2006, gains (losses) resulting from the translation were $23.6 million, $14.8 million and $(0.2) million, respectively. These gains (losses) are included in general partner’s capital in the consolidated statements of partners’ capital.

The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currencies. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. Unrealized and realized gains (losses) from remeasurement were $(5.7) million, $3.9 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. These gains (losses) are included in the consolidated statements of operations.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2008
(dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$690,667	$690,667
Deferred compensation plan	16,937	—	—	16,937
Derivative assets	—	1,566	—	1,566
Investment securities(2)	7,812	—	—	7,812
Liabilities:
Derivative liabilities	$—	$8,803	$—	$8,803
Deferred compensation plan	16,937	—	—	16,937

(1)	The fair value at December 31, 2008 reflects a loss on impairment of real estate assets of $193.9 million recognized in the consolidated statement of operations during the year ended December 31, 2008, measured on a nonrecurring basis.

(2)	The fair value at December 31, 2008 reflects an other-than-temporary loss on impairment of an investment of $5.5 million recognized in the consolidated statement of operations during the year ended December 31, 2008.

Effective January 1, 2008, the Operating Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities, but not with respect to its nonfinancial assets and liabilities (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 were deferred to fiscal years beginning after November 15, 2008. In the fourth quarter of 2008, in conjunction with a SFAS No. 144 review for impairment (as discussed in Note 3), selected assets were adjusted to fair value and impairment charges were recorded. In this circumstance, although SFAS No. 157 has not been adopted for the valuation of nonfinancial assets and liabilities, the disclosures under that guidance have been provided. SFAS No. 157 had no material impact on the Operating

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership’s financial position, results of operations or cash flows with respect to the provisions of SFAS No. 157 that were adopted.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. With respect to transactions costs, of the three alternatives available to transition to the adoption of SFAS No. 141(R), the Operating Partnership has elected to capitalize acquisition related costs and expense in the interim period in which SFAS No. 141(R) is adopted. The Operating Partnership is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs related to business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Operating Partnership is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

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

3.	Impairment and Restructuring Charges

The Operating Partnership conducted a comprehensive review of all real estate asset classes in accordance with SFAS No. 144, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset class for instances where the book value exceeded the estimated fair value. As a result of changing market conditions, a portion of the Operating Partnership’s real estate assets were written down to estimated fair value and a non-cash impairment charge was recognized.

In order to comply with disclosure requirements as outlined in SFAS No. 157, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing estimated fair value for real estate assets generally fall within level three, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant unobservable inputs in establishing estimated fair value measurements.

The Operating Partnership used a discounted cash flow model to determine the estimated fair value of land, assets under development and assets held for sale or contribution. The key inputs used in the model included the Operating Partnership’s intent to sell, hold or contribute, along with rental rate assumptions, discount rates, estimated costs to complete and expected lease-up and holding periods. When available, current market information was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on the Operating Partnership’s understanding of market conditions and the experience of the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management team. Actual results could differ significantly from the Operating Partnership’s estimates. The discount rates used in the fair value estimates ranged from 8-11% and represent a rate commensurate with the indicated holding period with a premium layered on for risk. In a few instances, current comparative sales values were available and used to establish estimated fair value. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. The impairment loss charges recognized on these assets represent the difference between the carrying value and the estimated fair value, which totaled approximately $94.7 million for land, and $99.2 million for assets under development and assets held for sale or contribution for the year ended December 31, 2008.

In addition to real estate impairment charges, the Operating Partnership reviewed its investment strategies and in light of the significant deterioration of the credit markets and the Operating Partnership’s emphasis on liquidity preservation, certain development projects will no longer be pursued. A non-cash charge of approximately $11.8 million representing pursuit costs of development projects that will no longer be pursued and a reserve against tax assets associated with a reduction in these development projects, recorded in general and administrative expense on the consolidated statement of operations, was recognized in the fourth quarter of 2008.

The impairment charges disclosed above do not impact the Operating Partnership’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

To position the Operating Partnership to meet the challenges of the current business environment, the Operating Partnership implemented a broad based cost reduction plan in the fourth quarter. The implementation of the restructuring plan involved the exiting of select markets as well as a general reorganization of the Operating Partnership. As a result, the Operating Partnership recognized restructuring charges of approximately $12.3 million in the fourth quarter of 2008, associated with severance, office closures and the termination of certain contractual obligations. Approximately one-third of the restructuring charges were non-cash. All related expenses were recognized in the fourth quarter of 2008, and an associated liability was established for severance charges to be paid in the first quarter of 2009.

4.	Real Estate Acquisition and Development Activity

During 2008, the Operating Partnership acquired 10 properties in the Americas, Asia and Europe aggregating approximately 2.8 million square feet for $217.0 million.

As of December 31, 2008, the Operating Partnership had 53 projects in the development pipeline, on an owned and managed basis, which are expected to total approximately 16.4 million square feet and have an aggregate estimated investment of $1.3 billion upon completion. Four of these projects totaling approximately 1.4 million square feet with an aggregate estimated investment of $80.0 million were held in an unconsolidated co-investment venture. The Operating Partnership has an additional eight development projects available for divestiture or contribution totaling approximately 1.5 million square feet, with an aggregate estimated investment of $264.3 million, net of $3.3 million of real estate impairment losses, and an aggregate net book value of $258.4 million. As of December 31, 2008, the Operating Partnership and its development joint venture partners have funded an aggregate of $987.0 million, or 80%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $252.0 million, or 20%, in order to complete the Operating Partnership’s development pipeline. The development pipeline, at December 31, 2008, included projects expected to be completed through the fourth quarter of 2010. In addition to the Operating Partnership’s committed development pipeline, it holds a total of 2,424 acres of land for future development or sale, approximately 86% of which is located in North America. The Operating Partnership currently estimates that these 2,424 acres of land could support approximately 43.9 million square feet of future development.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Development Profits, Gains from Dispositions of Real Estate Interests and Discontinued Operations

Property Divestitures.  During 2008, the Operating Partnership recognized development profits of approximately $7.2 million as a result of the sale of six development projects, aggregating approximately 73.9 million square feet, and two land parcels, aggregating approximately 95 acres. During 2007, the Operating Partnership recognized development profits of approximately $28.6 million as a result of the sale of seven development projects and 76 acres of land. During 2006, the Operating Partnership sold five land parcels and six development projects totaling approximately 1.3 million square feet for an aggregate sale price of $86.6 million, resulting in an after-tax gain of $13.5 million. In addition, during 2006, the Operating Partnership received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share.

During 2008, the Operating Partnership recognized development profits of approximately $73.9 million, as a result of the contribution of 11 completed development projects, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During 2007, the Operating Partnership recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and two land parcels, aggregating approximately 82 acres of land, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P. During 2006, the Operating Partnership contributed a total of nine completed development projects and one land parcel into unconsolidated co-investment joint ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, and three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P. In addition, one land parcel was contributed into AMB DFS Fund I, LLC. As a result of these contributions, the Operating Partnership recognized an aggregate after-tax gain of $93.9 million, representing the portion of its interest in the contributed property acquired by the third-party investors for cash.

Gains from Sale or Contribution of Real Estate Interests.  During 2008, the Operating Partnership sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and the Operating Partnership also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. During 2007, the Operating Partnership divested itself of three industrial properties, aggregating approximately 0.3 million square feet, for an aggregate price of $120.0 million, with a resulting net gain of approximately $2.1 million, and sold two value-added conversion projects for a gain of approximately $62.6 million. During 2006, the Operating Partnership divested itself of 39 industrial buildings, aggregating approximately 3.5 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $44.7 million.

During 2008, the Operating Partnership contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. The Operating Partnership recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. During 2007, the Operating Partnership contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Operating Partnership recognized a gain of $73.4 million on the contributions, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.

Properties Held for Divestiture or Contribution.  As of December 31, 2008, the Operating Partnership held for divestiture two properties with an aggregate net book value of $8.2 million. These properties either are not in the Operating Partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The divestitures of the properties are subject to

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2007, the Operating Partnership held for divestiture five properties with an aggregate net book value of $40.5 million.

As of December 31, 2008, the Operating Partnership held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million which, when contributed, will reduce the Operating Partnership’s average ownership interest in these projects from approximately 96% to an expected range of 15-20%. As of December 31, 2008, properties with an aggregate net book value of $100.4 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations regarding the launch of a co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, as of December 31, 2008, the Operating Partnership recognized additional depreciation expense and related accumulated depreciation of $2.2 million as a result of the reclassification, as well as impairment charges of $21.8 million on real estate assets held for divestiture or contribution for which it was determined that the carrying value was greater than the estimated fair value. As of December 31, 2007, the Operating Partnership held for contribution to co-investment ventures 17 properties with an aggregate net book value of $488.4 million.

Discontinued Operations.  The Operating Partnership reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144. Beginning in 2002, SFAS No. 144 requires the Operating Partnership to separately report as discontinued operations the historical operating results attributable to operating properties sold and held for disposition and the applicable gain or loss on the disposition of the properties, which is included in development gains and gains from dispositions of real estate, net of taxes and minority interests, in the statement of operations. Although the application of SFAS No. 144 may affect the presentation of the Operating Partnership’s results of operations for the periods that it has already reported in filings with the SEC, there will be no effect on its previously reported financial position, net income or cash flows. During 2008, the Operating Partnership sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and the Operating Partnership also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. During 2007, the Operating Partnership divested itself of three industrial properties, aggregating approximately 0.3 million square feet, and two value-added conversion projects for an aggregate price of $120.0 million, with a resulting net gain of approximately $2.1 million and a gain of approximately $62.6 million, respectively. During 2006, the Operating Partnership divested itself of 17 industrial properties, aggregating approximately 3.5 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $44.7 million.

The following summarizes the condensed results of operations of the properties held for divestiture and sold (dollars in thousands):

	2008	2007	2006

Rental revenues	$366	$11,652	$29,417
Straight-line rents and amortization of lease intangibles	—	(172)	642
Property operating expenses	(354)	(1,132)	(4,750)
Real estate taxes	(131)	(916)	(2,854)
Depreciation and amortization	(54)	(1,415)	(4,545)
General and administrative	(32)	—	(13)
Other income and expenses, net	37	59	20
Interest, including amortization	(16)	1,193	(2,244)
Joint venture partners’ share of loss (income)	(233)	6	22

(Loss) income attributable to discontinued operations	$(417)	$9,275	$15,695

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, assets and liabilities attributable to properties held for divestiture consisted of the following (dollars in thousands):

	2008	2007

Other assets	$83	$38
Accounts payable and other liabilities	$1,434	$4,768

6.	Debt

As of December 31, 2008 and 2007, debt consisted of the following (dollars in thousands):

	2008	2007

Operating Partnership wholly-owned secured debt, varying interest rates from 1.0% to 10.7%, due March 2009 to November 2015 (weighted average interest rate of 3.7% and 4.0% at December 31, 2008 and December 31, 2007, respectively)	$715,640	$351,032
Consolidated joint venture secured debt, varying interest rates from 1.3% to 9.4%, due June 2009 to November 2022 (weighted average interest rates of 4.8% and 6.1% at December 31, 2008 and December 31, 2007, respectively)	808,119	1,115,841
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due March 2009 to June 2018 (weighted average interest rates of 6.0% and 6.1% at December 31, 2008 and December 31, 2007, respectively)	1,162,491	1,012,491
Other debt, varying interest rates from 1.5% to 7.5%, due September 2009 to November 2015 (weighted average interest rates of 3.9% and 6.0% at December 31, 2008 and December 31, 2007, respectively)	392,838	144,529
Unsecured credit facilities, variable interest rate, due June 2010 and June 2011 (weighted average interest rates of 2.2% and 3.4% at December 31, 2008 and December 31, 2007, respectively)	920,850	876,105

Total debt before unamortized net discounts	3,999,938	3,499,998
Unamortized net discounts	(9,753)	(5,154)

Total consolidated debt	$3,990,185	$3,494,844

Operating Partnership Wholly-Owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of December 31, 2008 and December 31, 2007, the total gross investment book value of those properties securing the debt was $2.1 billion for each period, including $1.4 billion and $1.8 billion held in consolidated joint ventures, respectively. As of December 31, 2008, $936.9 million of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 5.8% while the remaining $586.8 million bore interest at variable rates (with a weighted average interest rate of 2.6%).

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Operating Partnership, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note had an initial principal borrowing of $160.0 million and an interest rate that is fixed at 5.29%. The second note had an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note had an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note had an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 4, 2008, the Operating Partnership entered into a $230.0 million secured term loan credit agreement that matures on September 4, 2010 and had a weighted average interest rate of 4.0% at December 31, 2008. The Company is a guarantor of the Operating Partnership’s obligations under the term loan facility. The term loan facility carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 130.0 basis points as of December 31, 2008, based on the Operating Partnership’s long-term debt rating. Subsequent to December 31, 2008, the base rate on the term loan was fixed at 2.7% through December 11, 2009 through interest rate swaps. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase.

Unsecured Senior Debt

As of December 31, 2008, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.0% and had an average term of 4.1 years. In May 2008, the Operating Partnership sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at December 31, 2008.

Other Debt

In March 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of December 31, 2008, with a weighted average interest rate of 3.5%. In February 2008, the Operating Partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the Operating Partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured debt. The unsecured debt is subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of December 31, 2008, the Operating Partnership had $392.8 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.2 years. Other debt also includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $50.0 million balance outstanding as of December 31, 2008. The Operating Partnership also had $342.8 million outstanding in other debt.

Unsecured Credit Facilities

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility which bore a weighted average interest rate of 2.85% at December 31, 2008. This facility matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of December 31, 2008, based

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2008, was $243.1 million and the remaining amount available was $281.4 million, net of outstanding letters of credit of $25.5 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at December 31, 2008.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on December 31, 2008, equaled approximately $606.5 million U.S. dollars and bore a weighted average interest rate of 1.3%. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of December 31, 2008, based on the credit rating of the Operating Partnership’s long-term debt. If the Operating Partnership’s long term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of December 31, 2008. As of December 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2008, was $342.2 million, and the remaining amount available was $264.4 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at December 31, 2008.

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees. The Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of December 31, 2008, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. If the Operating Partnership’s long term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. If the Operating Partnership’s long term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of December 31, 2008, the outstanding balance on this credit facility, using the exchange rates in effect at December 31, 2008, was approximately $335.6 million with a weighted average interest rate of 2.74%, and the remaining amount available was $164.4 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at December 31, 2008.

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

As a result of the current market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As of December 31, 2008, the Operating Partnership’s total consolidated debt maturities for 2009 were $798.0 million. Subsequent to December 31, 2008, the Operating Partnership extended the maturity date of the $325.0 million unsecured term loan facility until September 2010 and retired the $132.0 million outstanding as of December 31, 2008 on the AMB Japan Fund I subscription facility, which matured in 2009, and terminated the facility.

If the Operating Partnership is unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then its cash flow may be insufficient to make distributions to unitholders in all years and repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect the Operating Partnership’s financial condition, results of operations, cash flow and ability to make distributions to unitholders and payments to noteholders.

As of December 31, 2008, the Operating Partnership had $223.9 million in cash and cash equivalents, held in accounts managed by third party financial institutions and consisting of invested cash and cash in the Operating Partnership’s operating accounts. In addition, the Operating Partnership had $710.2 million available for future borrowings under its three multicurrency lines of credit at December 31, 2008. In the event that the Operating Partnership does not have sufficient cash available to it through its operations or under its lines of credit to continue operating its business as usual, the Operating Partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting the Operating Partnership of properties; issuing and selling the Operating Partnership’s debt and equity in public or private transactions; entering into leases with the Operating Partnership’s customers at lower rental rates or less than optimal terms; or entering into lease renewals with its existing customers without an increase in rental rates at turnover.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the long-term debt ratings of the Operating Partnership fall below current levels, the borrowing cost of debt under the Operating Partnership’s unsecured credit facilities and certain term loans may increase. In addition, if the long-term debt ratings of the Operating Partnership fall below investment grade, the Operating Partnership may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable; however, the lack of other currency borrowings does not affect the Operating Partnership’s ability to fully draw down under the credit facilities or term loans. While the Operating Partnership currently does not expect its long-term debt ratings to fall below investment grade, in the event that its ratings do fall below those levels, the Operating Partnership will be unable to exercise its unilateral options to extend the term of its credit facilities or its $230.0 million secured term loan credit agreement (and its borrowing costs may increase), and the loss of its ability to borrow in currencies other than U.S. dollars or Japanese Yen could affect its ability to optimally hedge its borrowings against foreign currency exchange rate changes.

As of December 31, 2008, the scheduled maturities and principal payments of the Operating Partnership’s total consolidated debt were as follows (dollars in thousands):

	Operating Partnership Wholly-Owned
	Unsecured				Consolidated Joint Venture		Total
	Senior	Credit	Other	Secured	Secured	Other	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt

2009	$100,000	$—	$337,590	$257,995	$102,452	$—	$798,037
2010	250,000	585,256	941	306,585	121,245	—	1,264,027
2011	75,000	335,594	1,014	112,083	75,813	—	599,504
2012	—	—	1,093	2,686	388,378	50,000	442,157
2013	500,000	—	920	19,614	42,270	—	562,804
2014	—	—	616	405	2,981	—	4,002
2015	112,491	—	664	16,272	17,610	—	147,037
2016	—	—	—	—	16,231	—	16,231
2017	—	—	—	—	1,272	—	1,272
2018	125,000	—	—	—	—	—	125,000
Thereafter	—	—	—	—	39,867	—	39,867

Subtotal	$1,162,491	$920,850	$342,838	$715,640	$808,119	$50,000	$3,999,938
Unamortized premiums/(discount)	(8,565)	—	—	(1,162)	(26)	—	(9,753)

Total	$1,153,926	$920,850	$342,838	$714,478	$808,093	$50,000	$3,990,185

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $80.0 million of U.S. dollar borrowings, as well as $358.7 million, $304.0 million, $146.6 million and $31.6 million in Yen, Canadian dollar, Euros and Singapore dollar-based borrowings outstanding at December 31, 2008, respectively, translated to U.S. dollars using the foreign exchange rates in effect on December 31, 2008. See Note 17 for discussion of the extension of the maturity date on the $325.0 million unsecured term loan facility.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Leasing Activity

Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2008 was as follows (dollars in thousands):

2009	$481,848
2010	415,926
2011	335,477
2012	255,958
2013	178,210
Thereafter	456,971

Total	$2,124,390

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements and straight-line rents. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $139.8 million, $142.7 million and $143.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included as rental revenues and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

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

The following is a reconciliation of net (loss) income available to common unitholders attributable to the general partner to taxable income available to common unitholders for the years ended December 31 (dollars in thousands):

	2008	2007	2006

Net (loss) income available to common unitholders attributable to the general partner	$(65,116)	$295,524	$209,420
Book depreciation and amortization	169,145	162,311	175,432
Book depreciation discontinued operations	54	1,415	4,545
Real estate impairment losses	193,918	1,157	6,312
Tax depreciation and amortization	(146,707)	(143,873)	(155,467)
Book/tax difference on gain on divestitures and contributions of real estate	(24,947)	(185,415)	(108,777)
Book/tax difference in stock option expense	14,330	(22,271)	(50,030)
Other book/tax differences, net(1)	39,126	29,198	(3,436)

Taxable income available to common unitholders attributable to the general partner	$179,803	$138,046	$77,999

(1)	Primarily due to straight-line rent, prepaid rent, joint venture accounting and debt premium amortization timing differences.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For income tax purposes, distributions paid to common unitholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2008, 2007 and 2006, the Operating Partnership elected to distribute all of its taxable capital gain. The taxability of the Operating Partnership’s distributions to common unitholders is summarized below:

	2008		2007		2006

Ordinary income	$1.24	60.4%	$0.85	43.3%	$0.53	38.4%
Capital gains	0.60	29.1%	0.49	24.9%	0.16	11.6%
Unrecaptured Section 1250 gain	—	—%	0.09	4.9%	0.20	14.4%

Distributions paid or payable	1.84	89.5%	1.43	73.1%	0.89	64.4%

Return of capital	0.22	10.5%	0.53	26.9%	0.49	35.6%

Total distributions	$2.06	100.0%	$1.96	100.0%	$1.38	100.0%

9.	Minority Interests

Minority interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 22.3 million square feet, which are consolidated for financial reporting purposes. The Operating Partnership determines consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46), or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and SOP 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in EITF 04-5, the Operating Partnership consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. The Operating Partnership is the general partner (or equivalent of a general partner in entities not structured as partnerships) in a number of its consolidated joint venture investments. In all such cases, the limited partners in such investments (or equivalent of limited partners in such investments which are not structured as partnerships) do not have rights described in EITF 04-5, which would preclude consolidation. The Operating Partnership consolidates certain other joint ventures where it is not the general partner (or equivalent of a general partner in entities not structured as partnerships) because it has control over those entities through majority ownership, retention of the majority of economics, and a combination of substantive kick-out rights and/or substantive participating rights. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.

Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment in the fund because of changes to the partnership agreement regarding the general partner’s rights.

The Operating Partnership enters into joint ventures with institutional investors. The Operating Partnership’s consolidated joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets in the Americas.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at December 31, 2008 and 2007 (dollars in thousands) were:

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
		Ownership	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Consolidated Joint Ventures	Co-investment Venture Partner	Percentage	2008	2007	2008	2007	2008	2007

Co-investment Ventures AMB/Erie, L.P.(1)	Erie Insurance Company and affiliates	0%	$—	$53,745	$—	$20,026	$—	$—
AMB Partners II, L.P.(2)	City and County of San Francisco Employees’ Retirement System	19%	—	694,490	—	319,956	—	65,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(4)	50%	461,981	454,794	341,855	346,638	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(5)	20%	538,906	529,148	232,856	238,284	50,000	60,000
AMB-AMS, L.P.(3)	PMT, SPW and TNO(6)	39%	157,034	156,468	83,337	83,151	—	—
Other Industrial Operating Joint Ventures		92%	212,472	209,554	21,544	28,570	—	—
Other Industrial Development Joint Ventures		65%	299,687	410,847	128,501	82,403	—	—

Total Consolidated Joint Ventures			$1,670,080	$2,509,046	$808,093	$1,119,028	$50,000	$125,000

(1)	In March 2008, the Operating Partnership and Erie Insurance Company and its affiliates sold their interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P. for a gain of $20.0 million.

(2)	On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. No gain or loss was recognized on the contribution.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(4)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of December 31, 2008.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of December 31, 2008 and 2007 (dollars in thousands):

	December 31,	December 31,	Redemption/Callable
	2008	2007	Date

Joint venture partners	$293,367	$517,572	N/A
Held through AMB Property II, L.P.:
Class B Limited Partners	29,338	32,244	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total minority interests	$400,266	$627,377

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the years ending December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006

Joint venture partners	$32,310	$27,691	$37,571
Joint venture partners’ share of development profits	6,219	9,012	665
Held through AMB Property II, L.P.:
Class B common limited partnership units	(1,779)	1,488	815
Series D preferred units (liquidation preference of $79,767)	5,727	5,799	6,182
Series E preferred units (repurchased in June 2006)	—	—	392
Series F preferred units (repurchased in September 2006)	—	—	546
Series H preferred units (repurchased in March 2006)	—	—	815
Series I preferred units (liquidation preference of $25,500)	—	635	2,040
Series N preferred units (repurchased in January 2006)	—	—	127

Total minority interests’ share of net income	$42,477	$44,625	$49,153

10.	Investments in Unconsolidated Joint Ventures

The Operating Partnership’s investment in unconsolidated joint ventures at December 31, 2008 and 2007 totaled $431.3 million and $356.2 million, respectively. The Operating Partnership’s exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments, guarantees of $231.8 million on loans for four of its unconsolidated joint ventures and contribution agreements of $260.6 million entered into with its unconsolidated co-investment ventures.

The Operating Partnership’s unconsolidated joint ventures’ net equity investments at December 31, 2008 and 2007 (dollars in thousands) were:

	December 31, 2008
	Operating
	Partnership’s
	Ownership	Square	December 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Feet	2008(6)	2007(6)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	19%	37,048,085	$185,430	$135,710
AMB Europe Fund I, FCP-FIS(2)	21%	9,228,589	65,563	49,893
AMB Japan Fund I, L.P.(3)	20%	6,281,928	65,705	54,733
AMB-SGP Mexico, LLC(4)	22%	6,331,990	19,519	12,557
AMB DFS Fund I, LLC(5)	15%	1,237,764	20,663	22,004
Other Industrial Operating Joint Ventures(7)	51%	7,418,749	49,791	48,555
G. Accion, S.A. de C.V. (G. Accion)(6)	100%	n/a	—	32,742

Total Unconsolidated Joint Ventures		67,547,105	$406,671	$356,194

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. The net equity investment at December 31, 2008, for AMB Institutional Alliance Fund III, L.P. includes the net equity investment in AMB Partners II, L.P. The assets and liabilities of AMB Partners II, L.P., which were contributed to AMB Institutional Alliance Fund III, L.P., were $628.4 million and $608.2 million, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the years ended December 31, 2008, 2007 and 2006.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the years ended December 31, 2008, 2007 and 2006.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	On June 13, 2008, the Operating Partnership acquired an additional approximate 19% interest in G. Accion, a Mexican real estate company that holds equity method investments, and as a result of its increased ownership, the Operating Partnership began consolidating its interest in G. Accion, effective as of that date. On July 18, 2008, the Operating Partnership acquired the remaining equity interest (approximately 42%) in G. Accion. As of December 31, 2008 and December 31, 2007, the Operating Partnership had a 100% consolidated interest and 39% unconsolidated equity interest, respectively, in G. Accion. As a wholly-owned subsidiary, G. Accion has been renamed AMB Property Mexico, S.A. de C.V. and it continues to provide management and development services for industrial, retail and residential properties in Mexico. Through its investment in AMB Property Mexico, the Operating Partnership holds equity interests in various other unconsolidated ventures totaling approximately $24.6 million as of December 31, 2008. At December 31, 2007, the Operating Partnership had equity interests in G. Accion totaling approximately $32.7 million.

(7)	Other Industrial Operating Joint Ventures includes joint ventures between the Operating Partnership and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Operating Partnership typically owns 50-90% of these joint ventures.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents summarized financial information for the Operating Partnership’s unconsolidated co-investment ventures as of and for the years ended December 31, 2008, 2007 and 2006:

									Income (Loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Minority			Operating	Continuing	Income
2008	in Properties	Assets	Debt	Liabilities	Interests	Equity	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	$3,194,838	$3,245,081	$1,807,473	$1,884,370	$10,485	$1,350,226	$233,320	$(60,485)	$8,341	$8,341
AMB Europe Fund I, FCP-FIS(2)	1,155,527	1,268,029	709,812	805,740	3,056	459,232	100,103	(19,260)	(13,276)	(13,276)
AMB Japan Fund I, L.P.(3)	1,300,086	1,446,014	907,422	986,032	115,120	344,862	77,861	(16,775)	6,027	6,027
AMB-SGP Mexico, LLC(4)	332,021	344,885	229,228	342,264	1,839	782	33,009	(5,238)	(13,082)	(13,082)
AMB DFS Fund I, LLC(5)	135,391	138,600	—	8,032	—	130,568	541	(214)	10,911	10,911

Total Co-investment Ventures	6,117,863	6,442,609	3,653,935	4,026,438	130,500	2,285,670	444,834	(101,972)	(1,079)	(1,079)
Other Industrial Operating Joint Ventures(7)	201,284	198,395	164,206	168,720	—	29,675	38,766	(8,371)	13,095	21,429

Total Unconsolidated Joint Ventures	$6,319,147	$6,641,004	$3,818,141	$4,195,158	$130,500	$2,315,345	$483,600	$(110,343)	$12,016	$20,350

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

									Income (Loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Minority			Operating	Continuing	Income
2007	in Properties	Assets	Debt	Liabilities	Interests	Equity	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures:
AMB Institutional Alliance Fund III, L.P.(1)	$1,889,061	$1,971,518	$1,048,029	$1,108,761	$2,833	$859,924	$138,607	$(36,063)	$13,352	$13,308
AMB Europe Fund I, FCP-FIS(2)	1,066,743	1,159,209	667,018	757,669	3,862	397,678	36,189	(6,135)	(6,605)	(6,605)
AMB Japan Fund I, L.P.(3)	905,118	1,034,704	666,909	723,020	77,275	234,409	53,130	(29,724)	7,187	7,187
AMB-SGP Mexico, LLC(4)	250,082	267,339	173,449	260,731	1,503	5,105	24,026	(11,849)	(11,452)	(11,452)
AMB DFS Fund I, LLC(5)	147,831	148,243	—	6,388	—	141,855	—	—	—	1,169

Total Co-investment Ventures	4,258,835	4,581,013	2,555,405	2,856,569	85,473	1,638,971	251,952	(83,771)	2,482	3,607
Other Industrial Operating Joint Ventures(7)	220,949	234,008	177,870	183,580	—	50,428	41,457	(8,385)	14,044	16,716
Other Investments:
G. Accion(6)	37,383	198,669	45,566	102,130	646	95,893	59,456	(46,020)	3,572	16,333

Total Unconsolidated Joint Ventures	$4,517,167	$5,013,690	$2,778,841	$3,142,279	$86,119	$1,785,293	$352,865	$(138,176)	$20,098	$36,656

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

									Income (Loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Minority			Operating	Continuing	Income
2006	in Properties	Assets	Debt	Liabilities	Interests	Equity	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures:
AMB Institutional Alliance Fund III, L.P.(1)	$1,279,564	$1,318,709	$675,500	$714,072	$3,090	$601,547	$80,160	$(42,601)	$12,691	$33,842
AMB Japan Fund I, L.P.(3)	595,859	673,811	450,270	483,835	48,570	141,406	19,217	(11,289)	1,716	1,716
AMB-SGP Mexico, LLC(4)	158,959	172,533	106,700	162,963	1,082	8,488	14,514	(7,915)	(6,796)	(6,796)
AMB DFS Fund I, LLC(5)	78,450	78,475	—	—	—	78,475	—	—	—	—

Total Co-investment Ventures	2,112,832	2,243,528	1,232,470	1,360,870	52,742	829,916	113,891	(61,805)	7,611	28,762
Other Industrial Operating Joint Ventures(7)	223,679	241,085	184,423	193,394	—	47,691	37,238	(9,234)	11,529	26,139
Other Investments:
G. Accion(6)	9,536	158,733	14,881	45,380	1,610	111,743	18,294	(38,490)	(51,399)	21,532

Total Unconsolidated Joint Ventures	$2,346,047	$2,643,346	$1,431,774	$1,599,644	$54,352	$989,350	$169,423	$(109,529)	$(32,259)	$76,433

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. On July 1, 2008, the partners of AMB Partners II, L.P., (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. The summarized income statement information for the year ended December 31, 2008 for AMB Institutional Alliance Fund III, L.P. includes the summarized income statement information for AMB Partners II, L.P.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the years ended December 31, 2008, 2007 and 2006. Amounts for the year ended December 31, 2007, represent the period from inception (June 12, 2007) through December 31, 2007.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the years ended December 31, 2008, 2007 and 2006.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	On June 13, 2008, the Operating Partnership acquired an additional approximate 19% interest in G. Accion, a Mexican real estate company that holds equity method investments, and as a result of its increased ownership, the Operating Partnership began consolidating its interest in G. Accion, effective as of that date. On July 18, 2008, the Operating Partnership acquired the remaining equity interest (approximately 42%) in G. Accion. As of December 31, 2008 and December 31, 2007, the Operating Partnership had a 100% consolidated interest and 39% unconsolidated equity interest, respectively, in G. Accion. As a wholly-owned subsidiary, G. Accion has been renamed AMB Property Mexico, S.A. de C.V. and it continues to provide management and development services for industrial, retail and residential properties in Mexico.

(7)	Other Industrial Operating Joint Ventures includes joint ventures between the Operating Partnership and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Operating Partnership typically owns 50-90% of these joint ventures.

On December 30, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained an approximate 20% interest. This interest increased to approximately 22% upon the Operating Partnership’s acquisition of AMB Property Mexico. During 2008, the Operating Partnership contributed three completed development projects totaling approximately 1.4 million square feet to this co-investment venture for approximately $90.5 million. During 2007, the Operating Partnership contributed one operating property aggregating approximately 0.1 million square feet for approximately $4.6 million to this co-investment venture. In addition, the Operating Partnership recognized development profits from the contribution to this co-investment venture of two completed development projects aggregating approximately 0.3 million square feet with a contribution value of $22.9 million. During 2006, the Operating Partnership recognized development profits of $5.1 million from the contribution of two completed development projects for $56.4 million aggregating approximately 0.8 million square feet.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $545.9 million in U.S. dollars, using the exchange rate at December 31, 2008) for an approximate 80% equity interest. During 2008, the Operating Partnership contributed to this co-investment venture two completed development projects, aggregating approximately 0.9 million square feet for approximately $174.9 million (using the exchange rate on the date of contribution). During 2007, the Operating Partnership contributed to this co-investment venture one completed development project aggregating approximately 0.5 million square feet for approximately $84.4 million (using the exchange rate on the date of contribution). During 2006, the Operating Partnership recognized development profits of $77.9 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash from the contribution to the co-investment venture of four development projects aggregating approximately 2.6 million square feet for $486.2 million (using the exchange rates in effect at contribution).

On October 17, 2006, the Operating Partnership formed AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), in which the Operating Partnership retained an approximate 15% interest. The co-investment venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Operating Partnership identifies as its target markets. GE and the Operating Partnership have committed $425.0 million and $75.0 million of equity, respectively. During 2008, the Operating Partnership made no contributions to this co-investment venture. During 2007, the Operating Partnership contributed to this co-investment venture approximately 82 acres of land with a contribution value of approximately $30.3 million. During 2006, the Operating Partnership contributed a land parcel with a contribution value of approximately $77.5 million to this fund and recognized development profits of approximately $0.8 million on the contribution, representing the portion of its interest in the contributed land parcel acquired by the third-party investor for cash.

Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During 2008, the Operating Partnership contributed to this co-investment venture one approximately 0.8 million square foot operating property and four completed development projects, aggregating approximately 2.7 million square feet, for approximately $274.3 million. During 2007, the Operating Partnership contributed to this co-investment venture one approximately 0.2 million square foot operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million. During 2006, the Operating Partnership recognized development profits of $10.3 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash from the contribution to the co-investment venture of three completed development projects for approximately $64.8 million aggregating approximately 0.6 million square feet.

On June 12, 2007, the Operating Partnership formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which the Operating Partnership retained an approximate 20% interest upon formation. At the time of formation, the institutional investors committed approximately 263.0 million Euros (approximately $367.5 million in U.S. dollars, using the exchange rate at December 31, 2008) for an approximate 80% equity interest. During 2008, the Operating Partnership contributed to this co-investment venture two development projects, aggregating approximately 0.2 million square feet, for approximately $35.2 million (using the exchange rate on the date of contribution). During 2007, the Operating Partnership contributed approximately 4.2 million square feet of operating properties and approximately 1.8 million square feet of completed development projects to this co-investment venture for approximately $799.3 million (using the exchange rates on the dates of contribution).

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Operating Partnership recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. During 2007, the Operating Partnership recognized gains from the contribution of real estate interests, net, of approximately $73.4 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by third-party investors for cash, as a result of the contribution of approximately 4.2 million square feet of operating properties to AMB Europe Fund I, FCP-FIS, and one operating property to each of AMB-SGP Mexico, LLC, and AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

During 2008, the Operating Partnership recognized development profits of approximately $73.9 million, as a result of the contribution of eleven completed development projects, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During 2007, the Operating Partnership recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and two land parcels, aggregating approximately 82 acres, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P. During 2006, the Operating Partnership contributed a total of nine completed development projects into unconsolidated co-investment joint ventures. Four projects totaling approximately 2.6 million square feet were contributed into AMB Japan Fund I, L.P, two projects totaling approximately 0.8 million square feet were contributed into AMB-SGP Mexico, LLC, and three projects totaling approximately 0.6 million square feet were contributed into AMB Institutional Alliance Fund III, L.P. In addition, one land parcel was contributed into AMB DFS Fund I, LLC. As a result of these contributions, the Operating Partnership recognized an aggregate after-tax gain of $93.9 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third-party investors for cash. These gains are included in development profits, net of taxes, in the statement of operations.

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

In August 2008, a subsidiary of the Operating Partnership sold its approximate 5% interest in IAT Air Cargo Facilities Income Fund, a Canadian income trust specializing in aviation-related real estate at Canada’s international airports, as part of a tender offer for interests in the income trust. This equity investment of approximately $2.1 million (valued as of December 31, 2007) was included in other assets on the consolidated balance sheets as of December 31, 2007.

11.	Partners’ Capital

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common limited partnership units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common limited partnership units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During 2008, the Operating Partnership exchanged 495,306 of its common limited partnership units for an equivalent number of shares of the Company’s common stock. In addition, during 2008, the Operating Partnership redeemed 57,779 of its common limited partnership units for approximately $1.1 million.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the Company issued approximately 8.4 million shares of its common stock for net proceeds of approximately $472.1 million, which were contributed to the Operating Partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in the stock price at issuance as compared to the book value per share at the time of issuance. The Company used the proceeds from the offering for general corporate purposes and, over the long term, to expand its global development business.

As of December 31, 2008, no preferred units become callable in 2009.

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

In December 2005, the Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. On December 18, 2007, the Company’s board of directors approved another two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock, which shall terminate on December 31, 2009. During the year ended December 31, 2008, the Company repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. During the year ended December 31, 2007, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share. The Company has the authorization to repurchase up to an additional $112.3 million of its common stock under the 2007 program.

As of December 31, 2008, the Operating Partnership had outstanding 98,240,461 common general partnership units; 2,180,809 common limited partnership units; 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Partnership Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Partnership Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Partnership Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Partnership Units.

The following table sets forth the distributions paid per unit:

Paying Entity	Security	2008	2007	2006

AMB Property, L.P.	Common limited partnership units	$1.56	$2.00	$1.84
AMB Property, L.P.	Series J preferred units(1)	n/a	$1.01	$3.98
AMB Property, L.P.	Series K preferred units(1)	n/a	$1.01	$3.98
AMB Property II, L.P.	Class B common limited partnership units	$1.56	$2.00	$1.84
AMB Property II, L.P.	Series D preferred units	$3.59	$3.64	$3.88
AMB Property II, L.P.	Series E preferred units(2)	n/a	n/a	$1.78
AMB Property II, L.P.	Series F preferred units(3)	n/a	n/a	$2.72
AMB Property II, L.P.	Series H preferred units(4)	n/a	n/a	$0.97
AMB Property II, L.P.	Series I preferred units(5)	n/a	$1.24	$4.00
AMB Property II, L.P.	Series N preferred units(6)	n/a	n/a	$0.22

(1)	In April 2007, the Operating Partnership redeemed all of its series J and series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(5)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

(6)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

12.	Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan

Stock Incentive Plans.  The Company and the Operating Partnership have stock option and incentive plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. When the Company issues restricted stock or stock options are exercised, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Company has authorized for issuance 17,500,000 shares of common stock under its 2002 stock incentive plan of which 8,447,215 shares of common stock were available for grant and 5,014,617 shares were reserved for issuance at December 31, 2008. As of December 31, 2008, the Company had 6,206,678 non-qualified options outstanding granted to certain directors, officers and employees which includes 1,192,061 shares of common stock reserved for issuance for outstanding option grants under its 1997 stock incentive plan which expired in November 2007. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.

The Operating Partnership adopted SFAS No. 123R, Share Based Payment, on January 1, 2006. The Operating Partnership opted to utilize the modified prospective method of transition in adopting SFAS No. 123R. The effect of this change from applying the original expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operating and financing activities. The Operating Partnership recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of January 1, 2006 to reflect the change in accounting for forfeitures. The Operating Partnership values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Operating Partnership will recognize the associated expense over the three to five-year vesting periods. Additionally, the Operating Partnership awards restricted stock and recognizes this value as an expense over the vesting periods. As of December 31, 2008, the Operating Partnership had $5.7 million of total unrecognized compensation cost related to unvested options granted under the Stock Incentive Plans which is expected to be recognized over a weighted average period of 1.77 years. Results for prior periods have not been restated.

The following table summarizes stock option expense and restricted stock expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2008, 2007 and 2006:

Expense	2008	2007	2006

Stock option expense	$6,265	$5,394	$6,821
Restricted stock compensation expense	15,202	10,652	13,915

Total	$21,467	$16,046	$20,736

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

The following table presents the assumptions and fair values for grants during the years ended December 31, 2008, 2007 and 2006:

							Weighted	Weighted
	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Average	Average
Year Ended		Weighted		Weighted		Weighted	Expected Life	Grant Date Fair
December 31,	Range	Average	Range	Average	Range	Average	(Years)	Value

2008	3.7% - 4.5%	4.1%	28.5% - 33.5%	28.8%	2.7% - 3.1%	2.8%	4.9	$9.13
2007	3.1% - 4.1%	3.2%	18.7% - 22.4%	19.1%	3.8% - 4.7%	4.7%	6.0	$11.47
2006	3.4% - 3.5%	3.5%	17.9% - 17.9%	17.8%	4.6% - 5.1%	4.6%	6.0	$8.54

The following table is a summary of the option activity for the year ended December 31, 2008 (options in thousands):

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Life	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding as of December 31, 2005	9,148	$27.14
Granted	874	51.89
Exercised	(3,081)	24.16
Forfeited	(98)	42.18

Outstanding as of December 31, 2006	6,843	31.42
Granted	619	62.29
Exercised	(1,536)	26.49
Forfeited	(70)	52.22

Outstanding as of December 31, 2007	5,856	35.63
Granted	754	49.30
Exercised	(130)	32.53
Forfeited	(273)	41.02

Outstanding as of December 31, 2008	6,207	$37.12	5.08	$396.1

Vested and expected to vest as of December 31, 2008	6,031	$36.63	4.99	$396.1

Vested and exercisable as of December 31, 2008	5,162	$33.80	4.44	$396.1

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2008 (options in thousands):

			Weighted
			Average	Currently Exercisable
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$20.19 - $22.88	179	$21.21	1.1	179	$21.21
$23.50 - $35.26	3,390	28.19	3.7	3,390	28.19
$36.92 - $51.92	2,030	46.13	7.0	1,336	44.47
$51.97 - $64.80	608	61.49	7.9	257	61.15

	6,207			5,162

The following table summarizes additional information concerning unvested stock options at December 31, 2008 (options in thousands):

		Weighted
	Number	Average
Unvested Options	of Options	Exercise Price

Unvested at December 31, 2007	1,195	$53.54
Granted	754	49.30
Vested	(631)	58.06
Forfeited	(273)	41.02

Unvested at December 31, 2008	1,045	$53.50

Cash received from options exercised during the years ended December 31, 2008, 2007 and 2006 was $4.2 million, $28.3 million and $55.5 million, respectively. There were no excess tax benefits realized for the tax deductions from option exercises during the years ended December 31, 2008, 2007 and 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.9 million, $52.9 million and $88.1 million, respectively.

The Company issued 485,127, 283,653 and 450,352 shares of restricted stock, respectively, to certain officers of the Company as part of the pay-for-performance pay program and in connection with employment with the Company during the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of restricted shares granted was $23.8 million, $17.9 million and $23.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, 177,827 shares of restricted stock had been forfeited. The 859,026 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

The following table summarizes additional information concerning unvested restricted shares at December 31, 2008 (shares in thousands):

		Weighted Average
		Grant Date
Unvested Shares	Shares	Fair Value

Unvested at December 31, 2007	653	$53.76
Granted	485	48.99
Vested	(230)	51.06
Forfeited	(49)	52.30

Unvested at December 31, 2008	859	$51.87

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, there was $30.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.53 years. The total fair value of shares vested, based on the market price on the vesting date, for the years ended December 31, 2008, 2007 and 2006 was $12.5 million, $12.5 million and $17.4 million, respectively.

401(k) Plan.  In November 1997, the Company and the Operating Partnership established a Section 401(k) Savings and Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the Company’s predecessor, to cover eligible employees of the Operating Partnership. During the first quarter of 2007 and 2006, the 401(k) Plan permitted eligible employees to defer up to 20% of their annual compensation (as adjusted under the terms of the 401(k) Plan), subject to certain limitations imposed by the Code. During the remainder of 2007 and in 2008, the percentage of compensation that may be deferred was increased to 75%. During 2008, 2007 and 2006, the Operating Partnership matched employee contributions under the 401(k) Plan in an amount equal to 50% of the first 6.0% of annual compensation deferred by each employee, up to a maximum match of $6,900, $6,750 and $6,600 per year, respectively, for each participating employee. In the years ended December 31, 2008, 2007 and 2006, the Operating Partnership made matching contributions of $1.1 million, $1.0 million and $0.8 million, respectively. The Operating Partnership may also make discretionary contributions to the 401(k) Plan. No discretionary contributions were made by the Operating Partnership to the 401(k) Plan in the years ended December 31, 2008, 2007 and 2006.

The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Matching contributions made by the Operating Partnership vest fully one year after the commencement of an employee’s employment with the Operating Partnership.

Deferred Compensation Plans.  The Company and the Operating Partnership have established two non-qualified deferred compensation plans for eligible officers and directors of the Company and certain of its affiliates, which enable eligible participants to defer income from their U.S. payroll up to 100% of annual base pay, up to 100% of annual bonuses, up to 100% of their meeting fees and/or committee chairmanship fees, and up to 100% of certain equity-based compensation, as applicable, subject to restrictions, on a pre-tax basis. This deferred compensation is an unsecured obligation of the Operating Partnership. The Operating Partnership may make discretionary matching contributions to participant accounts at any time. The Operating Partnership made no such discretionary matching contributions in the years ended December 31, 2008, 2007 and 2006. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2008 and 2007, the total fair value of compensation deferred was $53.1 million and $100.9 million, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	(Loss) Income Per Unit

When the Company issues restricted stock or stock options are exercised, the Operating Partnership issues corresponding general partnership units on a one-for-one basis. The Operating Partnership’s only dilutive securities outstanding for the years ended December 31, 2008, 2007 and 2006 were stock options and shares of restricted stock granted under its Stock Incentive Plans. The effect on income per unit was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per unit (“EPS”) is presented below (dollars in thousands, except per unit amounts):

	2008	2007	2006

Numerator
(Loss) income from continuing operations	$(51,637)	$253,568	$179,304
Preferred unit distributions	(15,806)	(17,414)	(19,942)
Preferred unit redemption issuance costs	—	(2,930)	(1,070)

(Loss) income from continuing operations (after preferred unit distributions and preferred unit redemption issuance costs)	(67,443)	233,224	158,292
Total discontinued operations	1,545	73,979	60,378
Cumulative effect of change in accounting principle	—	—	193

Net (loss) income available to common unitholders	$(65,898)	$307,203	$218,863

Denominator
Basic	101,253,972	101,550,001	92,047,678
Stock options and restricted stock dilution(1)	—	2,618,706	3,396,394

Diluted weighted average common units	101,253,972	104,168,707	95,444,072

Basic (loss) income per common unit
(Loss) income from continuing operations (after preferred unit distributions and preferred unit redemption issuance costs)	$(0.67)	$2.30	$1.72
Discontinued operations	0.02	0.73	0.66

Net (loss) income available to common unitholders	$(0.65)	$3.03	$2.38

Diluted (loss) income per common unit
(Loss) income from continuing operations (after preferred unit distributions and preferred unit redemption issuance costs)	$(0.67)	$2.24	$1.66
Discontinued operations	0.02	0.71	0.63

Net (loss) income available to common unitholders	$(0.65)	$2.95	$2.29

(1)	Excludes anti-dilutive stock options and restricted stock of 3,655,730, 662,464 and 48,940, respectively, for the years ended December 31, 2008, 2007 and 2006. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Commitments

Lease Commitments.  The Operating Partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 54 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2008 were as follows (dollars in thousands):

2009	$30,127
2010	28,693
2011	27,834
2012	27,180
2013	26,024
Thereafter	412,803

Total	$552,661

Standby Letters of Credit.  As of December 31, 2008, the Operating Partnership had provided approximately $32.7 million in letters of credit, of which $25.5 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 6 and 10, as of December 31, 2008, the Operating Partnership had outstanding guarantees and contribution obligations in the aggregate amount of $639.9 million as described below.

As of December 31, 2008, the Operating Partnership had outstanding bank guarantees in the amount of $27.8 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of December 31, 2008, the Operating Partnership also guaranteed $49.6 million and $231.8 million on outstanding loans for six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Operating Partnership has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Operating Partnership to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Operating Partnership’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Operating Partnership’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Operating Partnership’s potential obligations under these contribution agreements total $260.6 million as of December 31, 2008.

On May 30, 2008, the Operating Partnership entered into a 142.0 million Euros 364-day multi-currency revolving facility agreement (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) and related guarantee as loan guarantor with the Operating Partnership’s affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of the Operating Partnership’s European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates as lenders and ING Real Estate Finance N.V. as facility agent. The facility agreement provided that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $198.4 million in

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. dollars, using the exchange rate at December 31, 2008) all of which were repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement were guaranteed by the Operating Partnership. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund I, FCP-FIS indemnified the Operating Partnership for all of its obligations under the guarantee.

On December 29, 2008, the Operating Partnership terminated the facility agreement and related guarantee. Prior to the termination of the facility agreement, four of the Operating Partnership’s European affiliates that were subsidiaries of AMB Europe Fund I, FCP-FIS holding real property interests in Germany were borrowers under such facility agreement. The outstanding borrowed amount of the Operating Partnership’s European affiliate borrowers under such facility agreement was repaid in full on December 29, 2008. In connection with the payment in full under, and the termination of, this facility agreement, the Operating Partnership’s European affiliate borrowers and/or their affiliates borrowed funds under an existing credit facility held by AMB Europe Fund I, FCP-FIS, and entered new 5-year term loans with the lender in the aggregate amount of 50.2 million Euros (approximately $70.1 in U.S. dollars using the exchange rate as of December 31, 2008) under such facility. The borrowed funds were used to repay the outstanding amounts under the terminated 142.0 million Euros credit facility. The European affiliate borrowers are in the process of granting security interests to the lender, as the security agent, under and in accordance with the terms of such facility, all of which security interests are expected to become effective in the first half of 2009. The Operating Partnership has agreed to guarantee the 50.2 million Euros amount borrowed under such existing credit facility only until the security interests are granted, at which time the guarantees will be extinguished.

Performance and Surety Bonds.  As of December 31, 2008, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $17.8 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

Promote Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, the Operating Partnership may be obligated to make payments to certain of its joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Operating Partnership’s business, the Operating Partnership enters into various contracts with third parties that may obligate it to make payments, pay promotes or perform other obligations upon the occurrence of certain events.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Captive Insurance Company.  The Operating Partnership has a wholly-owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the attachment point of the Operating Partnership’s third-party insurance policies. The captive insurance company is one element of the Operating Partnership’s overall risk management program. The Operating Partnership capitalized Arcata in accordance with the applicable regulatory requirements. Arcata establishes annual premiums based on projections derived from the past loss experience at the Operating Partnership’s properties. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, the Operating Partnership believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Data (Unaudited)

Selected quarterly financial results for 2008 and 2007 were as follows (dollars in thousands, except per unit amounts):

	Quarter (unaudited)(1)
2008	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$176,773	$209,815	$163,713	$164,744	$715,045
Income (loss) before minority interests and discontinued operations and cumulative effect of change in accounting principle	67,779	86,937	35,007	(198,883)	(9,160)
Total minority interests’ share of income	(25,053)	(8,590)	(5,581)	(3,253)	(42,477)
Income (loss) from continuing operations	42,726	78,347	29,426	(202,136)	(51,637)
Total discontinued operations	1,461	770	(270)	(416)	1,545

Net income (loss)	44,187	79,117	29,156	(202,552)	(50,092)
Preferred unit distributions	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)

Net income (loss) available to common unitholders	$40,235	$75,165	$25,204	$(206,502)	$(65,898)

Basic income (loss) per common unit(2)
Income (loss) from continuing operations	$0.39	$0.73	$0.25	$(2.04)	$(0.67)
Discontinued operations	0.01	0.01	—	—	0.02

Net income (loss) available to common unitholders	$0.40	$0.74	$0.25	$(2.04)	$(0.65)

Diluted income (loss) per common unit(2)
Income (loss) from continuing operations	$0.38	$0.72	$0.24	$(2.04)	$(0.67)
Discontinued operations	0.01	0.01	—	—	0.02

Net income (loss) available to common unitholders	$0.39	$0.73	$0.24	$(2.04)	$(0.65)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	101,728,152	101,055,221	101,119,207	101,101,742	101,253,972

Diluted	103,766,504	103,404,533	102,922,373	101,101,742	101,253,972

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (unaudited)(1)
2007	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$164,726	$168,165	$166,031	$172,368	$671,290
Income before minority interests and discontinued operations and cumulative effect of change in accounting principle	34,730	131,705	76,818	54,940	298,193
Total minority interests’ share of income	(9,381)	(11,829)	(7,497)	(15,918)	(44,625)
Income from continuing operations	25,349	119,876	69,321	39,022	253,568
Total discontinued operations	2,879	2,641	6,576	61,883	73,979

Net income	28,228	122,517	75,897	100,905	327,547
Preferred unit distributions	(5,542)	(3,970)	(3,952)	(3,950)	(17,414)
Preferred unit redemption (issuance costs)/discount	—	(2,927)	(3)	—	(2,930)

Net income available to common unitholders	$22,686	$115,620	$71,942	$96,955	$307,203

Basic income per common unit(2)
Income from continuing operations	$0.20	$1.09	$0.64	$0.35	$2.30
Discontinued operations	0.03	0.03	0.06	0.60	0.73

Net income available to common unitholders	$0.23	$1.12	$0.70	$0.95	$3.03

Diluted income per common unit(2)
Income from continuing operations	$0.20	$1.07	$0.62	$0.33	$2.24
Discontinued operations	0.03	0.02	0.06	0.59	0.71

Net income available to common unitholders	$0.23	$1.09	$0.68	$0.92	$2.95

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	96,943,042	103,382,918	102,917,908	102,458,898	101,550,001

Diluted	99,776,750	105,806,524	105,109,868	105,130,372	104,168,707

(1)	Certain reclassifications related to discontinued operations have been made to the quarterly data to conform with the annual presentation with no net effect to net income or per unit amounts.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment Information

The segment information for 2006 has been reclassified to conform to current presentation.

The Operating Partnership has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Operating Partnership evaluates its performance:

•	Real Estate Operations. The Operating Partnership operates industrial properties and manages its business by geographic markets. Such industrial properties are typically comprised of multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Operating Partnership owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Operating Partnership’s development business is included under real estate operations. It primarily consists of the Operating Partnership’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Operating Partnership has an ownership interest and for which the Operating Partnership acts as manager, or that are sold to third parties. The Operating Partnership evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from sale or contribution of real estate interests or development profits, as appropriate.

•	Private Capital. The Operating Partnership, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions and promote interests and incentive distributions from the Operating Partnership’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Operating Partnership’s U.S. and Mexico funds and co-investment ventures, the Operating Partnership typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Operating Partnership earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 1.5% of 65% of the committed equity during the investment period and then 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Operating Partnership earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2. The Operating Partnership evaluates performance based upon private capital income.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues			Property NOI(2)			Development Gains
Segments(1)	2008	2007	2006	2008	2007	2006	2008	2007	2006

U.S. Markets
Southern California	$106,046	$109,810	$111,191	$83,208	$86,309	$87,708	$21,843	$11,672	$6,854
No. New Jersey/New York	66,430	73,337	79,940	46,545	50,404	56,283	—	—	1,422
San Francisco Bay Area	88,450	90,301	86,477	65,582	69,424	68,412	85	58,836	—
Chicago	50,239	54,093	55,255	33,050	37,933	38,606	3,145	2,915	5,972
On-Tarmac	52,441	53,607	55,131	29,294	30,171	31,584	—	—	—
South Florida	41,172	42,009	40,288	27,753	29,156	27,655	7,044	14,262	5,287
Seattle	32,227	39,424	38,967	25,751	30,822	30,668	7,236	5,161	(901)
Non-U.S. Markets
Europe	6,459	25,066	34,416	4,128	19,817	27,888	6,008	58,451	—
Japan	26,704	4,545	17,505	19,148	3,534	13,008	17,104	16,417	77,939
Other Markets	166,224	145,625	158,044	116,748	103,793	114,590	18,619	8,705	9,816

Total markets	636,392	637,817	677,214	451,207	461,363	496,402	81,084	176,419	106,389
Straight-line rents and amortization of lease intangibles	10,549	13,246	19,134	10,549	13,246	19,134	—	—	—
Discontinued operations	(366)	(11,480)	(30,059)	119	(9,432)	(22,455)	—	(52,131)	—
Private capital income	68,470	31,707	46,102	—	—	—	—	—	—

Total	$715,045	$671,290	$712,391	$461,875	$465,177	$493,081	$81,084	$124,288	$106,389

(1)	The markets included in U.S. markets are a subset of the Operating Partnership’s regions defined as East, Southwest and West Central in the Americas. Japan is a part of the Operating Partnership’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

The Operating Partnership considers NOI to be an appropriate and useful supplemental performance measure because NOI reflects the operating performance of the Operating Partnership’s real estate portfolio on a segment basis, and the Operating Partnership uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Operating Partnership’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs and leasing costs, or trends in development and construction activities that could materially impact the Operating Partnership’s results from operations. Further, the Operating Partnership’s NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income (loss), a financial measure under GAAP (dollars in thousands):

	2008	2007	2006

Property NOI	$461,875	$465,177	$493,081
Private capital revenues	68,470	31,707	46,102
Depreciation and amortization	(169,145)	(162,311)	(175,432)
General and administrative	(143,982)	(129,510)	(104,262)
Restructuring charges	(12,306)	—	—
Fund costs	(1,078)	(1,076)	(2,091)
Impairment losses	(193,918)	(1,157)	(6,312)
Other expenses	(520)	(5,112)	(2,620)
Development profits, net of taxes	81,084	124,288	106,389
Gains from dispositions of real estate interests	19,967	73,436	—
Equity in earnings of unconsolidated joint ventures	17,121	7,467	23,240
Other income	(3,195)	22,252	11,808
Interest, including amortization	(133,533)	(126,968)	(161,446)
Total minority interests’ share of income	(42,477)	(44,625)	(49,153)
Total discontinued operations	1,545	73,979	60,378
Cumulative effect of change in accounting principle	—	—	193

Net (loss) income	$(50,092)	$327,547	$239,875

The Operating Partnership’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of December 31,
	2008	2007	2006

U.S. Markets
Southern California	$776,819	$925,771	$895,610
No. New Jersey/New York	524,883	637,356	607,727
San Francisco Bay Area	783,345	777,964	703,660
Chicago	319,043	453,086	446,662
On-Tarmac	185,877	201,235	210,798
South Florida	411,408	384,110	371,603
Seattle	195,822	383,893	380,459
Non-U.S. Markets
Europe	484,866	254,740	723,326
Japan	860,982	717,586	359,086
Other Markets	2,050,431	1,891,077	1,506,089

Total markets	6,593,476	6,626,818	6,205,020
Investments in unconsolidated joint ventures	431,322	356,194	274,381
Non-segment assets	276,850	279,391	234,111

Total assets	$7,301,648	$7,262,403	$6,713,512

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Operating Partnership’s real estate impairment losses and restructuring charges by reportable segment for the year ended December 31, 2008 is as follows (dollars in thousands):

	2008
	Real estate	Restructuring
	impairment losses	charges

U.S. Markets
Southern California	$40,540	$424
No. New Jersey/New York	10,393	1,255
San Francisco Bay Area	18,331	2,957
Chicago	2,628	460
On-Tarmac	—	400
South Florida	27,088	—
Seattle	—	388
Non-U.S. Markets
Europe	19,403	1,553
Japan	—	576
Other Markets	75,535	4,293

Total markets	$193,918	$12,306

17.	Subsequent Event

On January 14, 2009, the Operating Partnership contributed the completed development property Amagasaki Distribution Center 2, aggregating approximately 1.0 million square feet, to AMB Japan Fund I for approximately $185.9 million (using the exchange rate on the date of contribution).

Subsequent to year end, the Operating Partnership extended the maturity date of the $325.0 million unsecured term loan facility until September 2010 and retired the $132.2 million outstanding as of December 31, 2008 on the AMB Japan Fund I subscription facility, which matured in 2009, and terminated the facility.

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(dollars in thousands, except number of buildings)

					Initial Cost to Company(6)		Costs Capitalized	Gross Amount Carried at 12/31/08(6)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)(5)	Acquisition	(Years)

Atlanta
Atlanta South Business Park	9	GA	IND	$—	$8,047	$24,180	$7,260	$8,084	$31,403	$39,487	$10,040	1997	5-40
AMB Garden City Industrial	1	GA	IND	—	357	2,120	504	378	2,603	2,981	418	2004	5-40
Southfield/KRDC Industrial SG	13	GA	IND	50,883	13,578	35,730	10,840	13,578	46,570	60,148	10,944	1997	5-40
Southside Distribution Center	1	GA	IND	1,064	766	2,480	107	766	2,587	3,353	531	2001	5-40
Sylvan Industrial	1	GA	IND	—	1,641	5,118	1,253	1,649	6,363	8,012	1,868	1999	5-40
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	389	1,060	3,617	4,677	994	2000	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	1,161	1,200	4,905	6,105	1,300	1998	5-40
Belden Avenue SGP	3	IL	IND	15,333	5,393	13,655	1,847	5,487	15,408	20,895	4,505	2001	5-40
Bensenville Ind Park	13	IL	IND	—	20,799	62,438	27,006	20,799	89,444	110,243	33,191	1993	5-40
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	554	1,332	4,550	5,882	1,505	1995	5-40
Chicago Industrial Portfolio	1	IL	IND	—	762	2,285	749	762	3,034	3,796	1,076	1992	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	762	3,705	4,338	8,043	804	2001	5.40
AMB District Industrial	1	IL	IND	—	703	1,338	351	703	1,689	2,392	503	2004	5-40
Elk Grove Village SG	10	IL	IND	25,132	7,059	21,739	7,090	7,059	28,829	35,888	8,440	2001	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	2,218	1,399	6,454	7,853	2,299	1997	5-40
AMB Golf Distribution	1	IL	IND	13,429	7,740	16,749	1,557	7,740	18,306	26,046	2,692	2005	5-40
Hamilton Parkway	1	IL	IND	—	1,554	4,408	580	1,554	4,988	6,542	1,541	1995	5-40
Hintz Building	1	IL	IND	—	420	1,259	440	420	1,699	2,119	522	1998	5-40
Itasca Industrial Portfolio	5	IL	IND	—	3,830	11,537	3,032	3,830	14,569	18,399	5,831	1994	5-40
AMB Kehoe Industrial	1	IL	IND	—	2,000	3,006	84	2,000	3,090	5,090	311	2006	5-40
Melrose Park Distribution Ctr	1	IL	IND	—	2,936	9,190	4,515	2,936	13,705	16,641	4,972	1995	5-40
NDP-Chicago	3	IL	IND	—	1,496	4,487	1,978	1,496	6,465	7,961	2,222	1998	5-40
AMB Nicholas Logistics Center	1	IL	IND	—	4,681	5,811	1,879	4,681	7,690	12,371	1,627	2001	5-40
O’Hare Industrial Portfolio	12	IL	IND	—	5,497	20,238	4,039	5,497	24,277	29,774	7,723	1996	5-40
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	815	4,551	3,967	8,518	722	2002	5-40
AMB Port O’Hare	2	IL	IND	5,470	4,913	5,761	2,891	4,913	8,652	13,565	2,274	2001	5-40
AMB Sivert Distribution	1	IL	IND	—	857	1,377	876	857	2,253	3,110	664	2004	5-40
Touhy Cargo Terminal	1	IL	IND	4,784	2,800	110	4,573	2,800	4,683	7,483	728	2002	5-40
Windsor Court	1	IL	IND	—	766	2,338	165	766	2,503	3,269	756	1997	5-40
Wood Dale Industrial SG	5	IL	IND	8,504	2,868	9,166	1,959	2,868	11,125	13,993	2,951	2001	5-40
Yohan Industrial	3	IL	IND	4,125	5,904	7,323	2,268	5,904	9,591	15,495	2,265	2003	5-40
Dallas/Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,696	1,770	899	4,466	5,365	1,809	1998	5-40
Dallas Industrial	12	TX	IND	—	5,938	17,836	6,782	5,938	24,618	30,556	9,892	1994	5-40
Greater Dallas Industrial Port	4	TX	IND	—	4,295	14,285	5,817	4,295	20,102	24,397	7,418	1997	5-40
Lincoln Industrial Center	1	TX	IND	—	671	2,052	1,417	671	3,469	4,140	1,106	1994	5-40
Lonestar Portfolio	6	TX	IND	15,414	6,451	19,360	6,607	6,451	25,967	32,418	6,422	1994	5-40
Northfield Dist. Center	7	TX	IND	20,547	9,313	27,388	4,953	9,313	32,341	41,654	6,213	2002	5-40
Richardson Tech Center SGP	2	TX	IND	4,897	1,522	5,887	2,566	1,522	8,453	9,975	1,719	2001	5-40
Valwood Industrial	2	TX	IND	—	1,983	5,989	2,887	1,983	8,876	10,859	3,420	1994	5-40
West North Carrier Parkway	1	TX	IND	—	1,375	4,165	1,282	1,375	5,447	6,822	2,177	1993	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company(6)		Costs Capitalized	Gross Amount Carried at 12/31/08(6)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)(5)	Acquisition	(Years)

Los Angeles
Activity Distribution Center	4	CA	IND	—	3,736	11,248	3,794	3,754	15,024	18,778	5,043	1994	5-40
Anaheim Industrial Property	1	CA	IND	—	1,457	4,341	1,660	1,463	5,995	7,458	1,767	1994	5-40
Artesia Industrial	23	CA	IND	—	21,764	65,270	23,518	21,866	88,686	110,552	27,826	1996	5-40
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915	2,943	6,936	15,826	22,762	3,472	2001	5-40
Carson Industrial	12	CA	IND	—	4,231	10,418	8,093	4,251	18,491	22,742	5,299	1999	5-40
Carson Town Center	2	CA	IND	—	6,565	3,210	16,513	6,596	19,692	26,288	5,238	2000	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	2,443	2,724	10,621	13,345	2,411	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	622	2,541	8,261	10,802	1,637	2000	5-40
Eaves Distribution Center	3	CA	IND	13,722	11,893	12,708	5,173	11,893	17,881	29,774	5,008	2001	5-40
Fordyce Distribution Center	1	CA	IND	6,715	5,835	10,985	976	5,835	11,961	17,796	2,142	2001	5-40
Ford Distribution Cntr	7	CA	IND	—	24,557	22,046	7,504	24,672	29,435	54,107	7,084	2001	5-40
Harris Bus Ctr Alliance II	9	CA	IND	29,599	20,772	31,050	6,785	20,863	37,744	58,607	9,364	2000	5-40
LA Co Industrial Port SGP	6	CA	IND	42,123	9,430	29,242	7,706	9,432	36,946	46,378	8,377	2001	5-40
Los Nietos Business Center SG	4	CA	IND	11,601	2,488	7,751	1,893	2,488	9,644	12,132	2,434	2001	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	1,983	1,621	6,854	8,475	2,538	1993	5-40
NDP-Los Angeles	6	CA	IND	—	5,948	17,844	6,056	5,976	23,872	29,848	7,331	1998	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,491	5,028	3,390	11,527	14,917	3,283	2000	5-40
Northpointe Commerce	2	CA	IND	—	1,773	5,358	993	1,781	6,343	8,124	2,080	1993	5-40
Park One at LAX, LLC	0	CA	IND	—	75,000	431	702	75,352	781	76,133	119	2002	5-40
Spinnaker Logistics	1	CA	IND	18,400	12,198	17,276	1,932	12,198	19,208	31,406	1,936	2004	5-40
Stadium BP	1	CA	IND	—	752	2,519	422	755	2,938	3,693	84	1994	5-40
AMB Starboard Distribution Ctr	1	CA	IND	—	19,683	17,387	3,186	19,775	20,481	40,256	2,681	2005	5-40
AMB Steel Road	1	CA	IND	—	2,039	5,793	112	2,039	5,905	7,944	375	2006	5-40
Sunset Dist. Center	3	CA	IND	13,272	13,360	2,765	10,725	13,360	13,490	26,850	2,283	2002	5-40
Systematics	1	CA	IND	—	911	2,773	888	915	3,657	4,572	1,381	1993	5-40
AMB Topanga Distr Center	1	CA	IND	—	2,950	1,343	213	2,964	1,542	4,506	77	2006	5-40
Torrance Commerce Center	6	CA	IND	—	2,045	6,136	2,603	2,055	8,729	10,784	2,924	1998	5-40
AMB Triton Distribution Center	1	CA	IND	9,700	6,856	7,135	1,535	6,856	8,670	15,526	1,097	2005	5-40
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	16,808	9,437	25,405	34,842	6,988	2000	5-40
AMB Vista Rialto Distrib Ctr	1	CA	IND	18,400	10,097	15,462	140	9,503	16,196	25,699	196	2008	5-40
Walnut Drive	1	CA	IND	—	964	2,918	1,436	968	4,350	5,318	1,362	1997	5-40
Watson Industrial Center AFdII	1	CA	IND	4,064	1,713	5,321	1,813	1,713	7,134	8,847	1,729	2001	5-40
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	5,049	3,867	16,636	20,503	5,301	1999	5-40
Miami
Beacon Centre	18	FL	IND	65,798	31,704	96,681	34,404	35,813	126,976	162,789	33,434	2000	5-40
Beacon Centre-Headlands	1	FL	IND	—	2,523	7,669	1,719	2,523	9,388	11,911	2,400	2000	5-40
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	12,898	10,153	44,287	54,440	12,905	1996	5-40
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	3,039	4,968	17,891	22,859	5,598	1996	5-40
Cobia Distribution Center	2	FL	IND	7,800	1,792	5,950	2,404	1,792	8,354	10,146	1,262	2004	5-40
Dolphin Distribution Center	1	FL	IND	2,727	1,581	3,602	1,677	1,581	5,279	6,860	795	2003	5-40
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	1,080	1,081	3,244	4,325	679	2003	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	6,445	6,430	26,049	32,479	6,715	1999	5-40
Sunrise Industrial	3	FL	IND	—	4,573	17,088	3,403	4,594	20,470	25,064	4,571	1998	5-40
Tarpon Distribution Center	1	FL	IND	2,910	884	3,914	625	884	4,539	5,423	769	2004	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company(6)		Costs Capitalized	Gross Amount Carried at 12/31/08(6)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)(5)	Acquisition	(Years)

No. New Jersey/New York City
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	8,133	5,449	22,591	28,040	6,025	2000	5-40
Dellamor	8	NJ	IND	13,073	12,061	11,577	4,136	12,061	15,713	27,774	3,601	2002	5-40
Docks Corner SG (Phase II)	1	NJ	IND	45,972	13,672	22,516	23,071	13,672	45,587	59,259	10,306	2001	5-40
Fairfalls Portfolio	28	NJ	IND	33,241	20,186	44,528	9,195	20,185	53,724	73,909	9,781	2004	5-40
AMB Franklin Comm Ctr	1	NJ	IND	—	4,410	15,725	1,923	4,411	17,647	22,058	146	2006	5-40
AMB Highway 17, 55 Madis	1	NJ	IND	—	4,954	7,054	3,029	4,954	10,083	15,037	1,198	2007	5-40
JFK Air Cargo	13	NY	IND	—	16,944	45,694	3,569	14,910	51,297	66,207	14,382	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,251	1,842	2,361	9,082	11,443	2,478	2000	5-40
AMB JFK Airgate Center	4	NY	IND	23,782	5,980	26,393	3,165	5,980	29,558	35,538	4,491	2005	5-40
Linden Industrial	1	NJ	IND	—	900	2,753	2,322	904	5,071	5,975	1,523	1999	5-40
Mahwah Corporate Center	4	NJ	IND	—	7,068	22,086	8,019	7,102	30,071	37,173	8,737	1998	5-40
Mooncreek Distribution Center	1	NJ	IND	—	2,958	7,924	333	2,972	8,243	11,215	1,105	2004	5-40
Meadowlands ALFII	3	NJ	IND	10,956	5,210	10,272	3,573	5,210	13,845	19,055	3,838	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	1,247	1,115	4,727	5,842	1,422	2000	5-40
Meadow Lane	1	NJ	IND	—	838	2,594	1,306	841	3,897	4,738	991	1999	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	6,579	1,678	9,139	10,817	3,537	1999	5-40
Newark Airport I & II	2	NJ	IND	—	1,755	5,400	1,283	1,763	6,675	8,438	1,854	2000	5-40
Orchard Hill	1	NJ	IND	1,455	1,212	1,411	649	1,212	2,060	3,272	470	2002	5-40
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	6,275	4,086	18,458	22,544	5,400	1998	5-40
Portview Commerce Center	1	NJ	IND	—	813	1,065	75	813	1,140	1,953	83	2007	5-40
Skyland Crossdock	1	NJ	IND	—	—	7,250	1,278	—	8,528	8,528	1,509	2002	5-40
Teterboro Meadowlands 15	1	NJ	IND	8,747	4,961	9,618	7,218	4,961	16,836	21,797	4,483	2001	5-40
AMB Tri-Port Distribution Ctr	1	NJ	IND	—	25,672	19,852	1,019	25,793	20,750	46,543	2,980	2004	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	2,654	2,258	9,424	11,682	3,328	1995	5-40
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	—	—	6,367	361	—	6,728	6,728	2,899	2000	5-19
AMB DFW Cargo Center East	3	TX	IND	5,372	—	20,632	1,477	—	22,109	22,109	6,952	2000	5-26
AMB DAY Cargo Center	5	OH	IND	5,945	—	7,163	605	—	7,768	7,768	2,967	2000	5-23
AMB DFW Cargo Center 1	1	TX	IND	—	—	34,199	1,767	—	35,966	35,966	3,966	2005	5-32
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	14,967	—	19,253	19,253	4,870	1999	5-39
AMB IAD Cargo Center 5	1	VA	IND	—	—	38,840	2,356	—	41,196	41,196	17,165	2002	5-15
AMB JAX Cargo Center	1	FL	IND	—	—	3,029	352	—	3,381	3,381	1,240	2000	5-22
AMB JFK Cargo Center 75_77	2	NJ	IND	—	—	30,965	9,660	—	40,625	40,625	20,157	2002	5-13
AMB LAS Cargo Center 1_5	3	NV	IND	—	—	16,669	2,150	—	18,819	18,819	3,957	2003	5-33
AMB LAX Cargo Center	3	CA	IND	—	—	13,445	1,016	—	14,461	14,461	5,327	2000	5-22
AMB MCI Cargo Center 1	1	MO	IND	—	—	5,793	595	—	6,388	6,388	2,842	2000	5-18
AMB MCI Cargo Center 2	1	MO	IND	7,945	—	8,134	109	—	8,243	8,243	2,435	2000	5-27
AMB PHL Cargo Center C2	1	PA	IND	—	—	9,716	2,279	—	11,995	11,995	5,852	2000	5-27
AMB PDX Cargo Center Airtrans	2	OR	IND	—	—	9,207	2,241	—	11,448	11,448	3,688	1999	5-28
AMB RNO Cargo Center 10_11	2	NV	IND	—	—	6,014	557	—	6,571	6,571	1,746	2003	5-23
AMB SEA Cargo Center North	2	WA	IND	3,076	—	15,594	583	—	16,177	16,177	5,086	2000	5-27
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	476	—	3,532	3,532	2,064	2000	5-14
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,479	3,530	3,161	12,994	16,155	4,933	1998	5-40
Albrae Business Center	1	CA	IND	7,014	6,299	6,227	1,995	6,299	8,222	14,521	1,929	2001	5-40
Alvarado Business Center SG	5	CA	IND	39,428	6,328	26,671	11,584	6,328	38,255	44,583	9,052	2001	5-40
Brennan Distribution	1	CA	IND	3,284	3,683	3,022	2,405	3,683	5,427	9,110	2,237	2001	5-40
Component Drive Ind Port	3	CA	IND	—	12,688	6,974	1,986	12,688	8,960	21,648	2,660	2001	5-40
AMB Cypress	1	CA	IND	—	3,517	2,933	486	3,534	3,402	6,936	120	2007	5-40
Dado Distribution	1	CA	IND	—	7,221	3,739	2,722	7,255	6,427	13,682	1,900	2001	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	2,071	2,656	10,073	12,729	2,845	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	3,862	2,677	11,884	14,561	3,804	1991	5-40
Dublin Ind Portfolio	1	CA	IND	—	2,980	8,940	1,474	2,876	10,518	13,394	126	2000	5-40
East Bay Whipple	1	CA	IND	6,185	5,333	8,126	1,935	5,333	10,061	15,394	2,255	2001	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	3,658	7,161	14,648	21,809	4,052	2001	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	6,494	4,056	21,589	25,645	6,496	2000	5-40
East Grand Airfreight	2	CA	IND	2,364	5,093	4,190	900	5,093	5,090	10,183	1,420	2003	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company(6)		Costs Capitalized	Gross Amount Carried at 12/31/08(6)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)(5)	Acquisition	(Years)

Fairway Drive Ind SGP	4	CA	IND	20,313	4,204	13,949	4,401	4,204	18,350	22,554	4,376	2001	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	6,469	7,912	30,407	38,319	8,564	1999	5-40
Laurelwood Drive	2	CA	IND	—	2,750	8,538	2,568	2,763	11,093	13,856	2,852	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,516	2,883	7,024	9,907	1,944	2001	5-40
AMB Manzanita R&D	1	CA	IND	—	1,577	4,007	898	1,577	4,905	6,482	169	2007	5-40
Martin/Scott Ind Port	2	CA	IND	—	9,052	5,309	1,710	9,094	6,977	16,071	1,520	2001	5-40
Milmont Page SGP	3	CA	IND	9,731	3,420	10,600	4,150	3,420	14,750	18,170	3,373	2001	5-40
Moffett Distribution	7	CA	IND	15,106	26,916	11,277	3,463	26,916	14,740	41,656	4,129	2001	5-40
Moffett Park/Bordeaux R&D	14	CA	IND	—	14,805	44,462	19,105	14,875	63,497	78,372	25,129	1996	5-40
Pacific Business Center	2	CA	IND	—	5,417	16,291	5,190	5,443	21,455	26,898	7,830	1993	5-40
Pardee Drive SG	1	CA	IND	3,242	619	1,880	435	619	2,315	2,934	508	2001	5-40
Pier One	1	CA	IND	25,700	—	38,351	15,938	—	54,289	54,289	16,472	2007	5-40
South Bay Brokaw	3	CA	IND	—	4,372	13,154	4,167	4,392	17,301	21,693	6,068	1995	5-40
South Bay Junction	2	CA	IND	—	3,464	10,424	1,849	3,481	12,256	15,737	3,838	1995	5-40
South Bay Lundy	2	CA	IND	—	5,497	16,542	4,331	5,523	20,847	26,370	6,847	1995	5-40
Silicon Valley R&D	4	CA	IND	—	6,700	20,186	7,379	5,436	28,829	34,265	12,107	1997	5-40
Utah Airfreight	1	CA	IND	15,374	18,753	8,381	2,022	18,753	10,403	29,156	2,574	2003	5-40
Wiegman Road	1	CA	IND	—	1,563	4,688	2,552	1,570	7,233	8,803	2,601	1997	5-40
Willow Park Ind	21	CA	IND	—	25,593	76,772	26,110	25,710	102,765	128,475	34,407	1998	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,051	2,632	2,361	9,672	12,033	2,727	1997	5-40
Zanker/Charcot Industrial	5	CA	IND	—	5,282	15,887	6,228	5,307	22,090	27,397	7,162	1992	5-40
Seattle
East Valley Warehouse	1	WA	IND	—	6,813	20,511	7,813	6,845	28,292	35,137	9,150	1999	5-40
Harvest Business Park	3	WA	IND	—	2,371	7,153	3,438	2,382	10,580	12,962	3,441	1995	5-40
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	4,866	3,056	14,017	17,073	4,236	1995	5-40
Kingsport Industrial Park	7	WA	IND	—	7,919	23,812	10,189	7,957	33,963	41,920	11,439	1992	5-40
NDP-Seattle	4	WA	IND	10,690	3,992	11,773	2,963	3,992	14,736	18,728	3,187	2002	5-40
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	3,092	3,549	13,827	17,376	4,489	1992	5-40
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830	965	1,329	2,795	4,124	713	2002	5-40
Renton Northwest Corp. Park	6	WA	IND	21,998	25,959	14,792	3,983	25,959	18,775	44,734	3,308	2002	5-40
AMB Sumner Landing	1	WA	IND	—	6,937	17,577	3,559	6,970	21,103	28,073	3,253	2005	5-40

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company(6)		Costs Capitalized	Gross Amount Carried at 12/31/08(6)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)(5)	Acquisition	(Years)

U.S. Other Target Markets
MET PHASE 1 95, LTD	4	TX	IND	—	10,968	14,554	2,528	10,968	17,082	28,050	1,998	1995	5-40
MET 4/12, LTD	1	TX	IND	—	—	18,390	2,723	—	21,113	21,113	10,281	1997	5-40
TechRidge Phase IIIA Bldg. 4.1	1	TX	IND	9,200	3,143	12,087	701	3,143	12,788	15,931	2,330	2004	5-40
Beltway Distribution	1	MD	IND	—	4,800	15,159	6,835	4,823	21,971	26,794	6,193	1999	5-40
Columbia Business Center	9	MD	IND	—	3,856	11,736	7,765	3,874	19,483	23,357	6,397	1999	5-40
Corridor Industrial	1	MD	IND	—	996	3,019	496	1,000	3,511	4,511	989	1999	5-40
Crysen Industrial	1	MD	IND	—	1,425	4,275	1,557	1,432	5,825	7,257	2,014	1998	5-40
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	6,434	4,103	18,750	22,853	4,695	1999	5-40
AMB Granite Hill Dist. Center	2	MD	IND	—	3,965	5,491	678	3,983	6,151	10,134	640	2006	5-40
Greenwood Industrial	3	MD	IND	—	4,729	14,188	5,985	4,751	20,151	24,902	6,277	1998	5-40
Meadowridge Industrial	3	MD	IND	—	3,716	11,147	1,537	3,733	12,667	16,400	3,533	1998	5-40
Oakland Ridge Ind Ctr I	1	MD	IND	—	797	2,466	1,660	800	4,123	4,923	1,516	1999	5-40
Oakland Ridge Ind Ctr II	1	MD	IND	—	839	2,557	1,634	843	4,187	5,030	1,805	1999	5-40
Oakland Ridge Ind Ctr V	4	MD	IND	—	—	6,654	4,434	—	11,088	11,088	4,363	1999	5-40
Patuxent Range Road	2	MD	IND	—	1,696	5,127	1,951	1,696	7,078	8,774	2,380	1997	5-40
Preston Court	1	MD	IND	—	2,313	7,192	1,391	2,313	8,583	10,896	2,552	1997	5-40
Boston Industrial	15	MA	IND	—	16,329	50,856	11,871	13,410	65,646	79,056	23,318	1998	5-40
Cabot Business Park	12	MA	IND	—	15,398	42,288	12,612	15,398	54,900	70,298	18,879	1997	5-40
Cabot BP Land (KYDJ)	1	MA	IND	—	863	6,918	5,054	863	11,972	12,835	4,557	1998	5-40
Cabot Business Park SGP	3	MA	IND	14,811	6,253	18,747	3,385	6,253	22,132	28,385	4,410	2002	5-40
Patriot Dist. Center	1	MA	IND	11,465	4,164	22,603	1,943	4,164	24,546	28,710	3,440	2003	5-40
AMB Aurora Industrial	1	MN	IND	—	1,522	850	4,132	1,717	4,787	6,504	116	2007	5-40
AMB Blue Water	1	MN	IND	—	1,568	5,288	542	1,568	5,830	7,398	597	2006	5-40
Braemar Business Center	2	MN	IND	—	1,566	4,613	2,160	1,574	6,765	8,339	2,336	1998	5-40
Burnsville Business Center	1	MN	IND	—	932	2,796	2,177	936	4,969	5,905	2,079	1998	5-40
Corporate Square Industrial	6	MN	IND	—	4,024	12,113	6,288	4,043	18,382	22,425	6,667	1996	5-40
Minneapolis Distribution Port	3	MN	IND	—	4,052	13,375	5,276	4,071	18,632	22,703	6,046	1994	5-40
Mendota Heights Gateway Common	1	MN	IND	—	1,367	4,565	3,215	1,373	7,774	9,147	3,326	1997	5-40
Minneapolis Industrial Port IV	4	MN	IND	—	4,938	14,854	5,288	4,961	20,119	25,080	6,958	1994	5-40
Penn James Warehouse	2	MN	IND	—	1,991	6,013	4,443	2,000	10,447	12,447	3,282	1996	5-40
Round Lake Business Center	1	MN	IND	—	875	2,625	1,193	879	3,814	4,693	1,389	1998	5-40
Twin Cities	2	MN	IND	—	4,873	14,638	9,488	4,896	24,103	28,999	9,371	1995	5-40
Chancellor	1	FL	IND	—	1,587	3,759	4,204	1,595	7,955	9,550	1,759	1996	5-40
Chancellor Square	3	FL	IND	—	2,009	6,106	6,186	2,019	12,282	14,301	4,541	1998	5-40
Presidents Drive	6	FL	IND	—	5,770	17,655	5,921	5,797	23,549	29,346	7,687	1997	5-40
Sand Lake Service Center	6	FL	IND	—	3,483	10,585	6,278	3,499	16,847	20,346	6,449	1998	5-40
AMB Taft Distribution Center	1	TX	IND	—	1,187	3,381	449	1,187	3,830	5,017	326	2007	5-40
Other U.S. Non-Target Markets
Elmwood Distribution	5	LA	IND	—	4,167	12,495	7,433	4,186	19,909	24,095	4,341	1998	5-40
International Target Markets
AMB East London DC 1	1	UK	IND	—	9,126	13,962	811	9,125	14,774	23,899	470	2008	5-40
AMB East London DC 2	1	UK	IND	—	5,162	9,060	2,824	5,162	11,884	17,046	93	2008	5-40
AMB Icheon Distrib Ctr	2	Korea	IND	—	5,407	7,905	69	5,407	7,974	13,381	370	2008	5-40
AMB Airport Logistics Center 3	1	Singapore	IND	13,565	—	18,080	1,738	—	19,818	19,818	1,689	2007	5-40
Singapore Airport Logist Ctr 2	1	Singapore	IND	—	—	22,784	6	—	22,790	22,790	1,269	2008	5-40
AMB Changi-North DC1	1	Singapore	IND	6,783	—	8,619	313	—	8,932	8,932	485	2007	5-40
AMB Changi South Distr Ctr 1	1	Singapore	IND	—	—	30,348	99	—	30,447	30,447	279	2008	5-40
AMB Tuas Distribution Center	1	Singapore	IND	—	—	9,728	643	—	10,371	10,371	732	2007	5-40

Total	670			$812,230	$1,107,221	$2,663,202	$863,641	$1,108,193	$3,525,871	$4,634,064	$970,737

AMB PROPERTY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE
AND ACCUMULATED DEPRECIATION — (Continued)

		2008	2007	2006

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31:
	Total per Schedule III(5)	$4,634,064	$5,053,831	$5,389,597
	Construction in process	1,969,792	1,655,714	1,186,136

	Total investments in properties	$6,603,856	$6,709,545	$6,575,733

(2)	Aggregate cost for federal income tax purposes of investments in real estate	$6,540,559	$6,410,055	$6,297,448

(3)	Reconciliation of total debt to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$812,230	$1,147,787	$1,302,921
	Debt on properties held for divestiture	232,330	107,175	22,919
	Debt on development properties	479,199	211,911	63,170
	Unamortized (discounts) premiums	(1,188)	4,214	6,344

	Total debt	$1,522,571	$1,471,087	$1,395,354

(4)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$970,737	$915,759	$789,693
	Accumulated depreciation on properties under renovation	—	927	—

	Total accumulated depreciation	$970,737	$916,686	$789,693

(5)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, is as follows:
	Investments in Properties:
	Balance at beginning of year	$6,709,545	$6,575,733	$6,798,294
	Acquisition of properties	219,961	59,166	669,771
	Improvements, including development properties	478,010	599,438	442,922
	Deconsolidation of AMB Institutional Alliance Fund III, L.P.	—	—	(743,323)
	Deconsolidation of AMB Partners II, L.P.	(205,618)	—	—
	Asset impairment	(193,918)	(1,157)	(6,312)
	Divestiture of properties	(231,765)	(267,063)	(478,545)
	Adjustment for properties held for divestiture	(172,359)	(256,572)	(107,074)

	Balance at end of year	$6,603,856	$6,709,545	$6,575,733

	Accumulated Depreciation:
	Balance at beginning of year	$916,686	$789,693	$697,388
	Depreciation expense, including discontinued operations	149,748	134,961	127,199
	Properties divested	(12,843)	(3,914)	(37,391)
	Deconsolidation of AMB Partners II, L.P.	(84,701)	—	—
	Adjustment for properties held for divestiture	1,847	(4,054)	2,497

	Balance at end of year	$970,737	$916,686	$789,693

(6)	The Operating Partnership recognized real estate impairment losses of approximately $193.9 million during the year ended December 31, 2008, as a result of changes in the economic environment.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Partners of
AMB Institutional Alliance Fund III, L.P.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Institutional Alliance Fund III, L.P. and its subsidiaries (collectively, the “Partnership”) at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
February 12, 2009

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

2008
(Dollars
in thousands)

ASSETS
Investments in real estate:
Land	$1,142,357
Buildings and improvements	2,197,603
Construction in progress	10,039

Total investments in real estate	3,349,999
Accumulated depreciation and amortization	(155,161)

Net investments in real estate	3,194,838
Cash and cash equivalents	8,476
Restricted cash	6,155
Deferred financing costs, net	9,178
Accounts receivable and other assets, net of allowance for doubtful accounts of $915 as of December 31, 2008 and including net receivables from affiliates of $58 as of December 31, 2008	26,434

Total assets	$3,245,081

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable	$1,741,373
Secured credit facility	26,100
Unsecured credit facility	40,000
Accounts payable and other liabilities	55,100
Interest payable	7,655
Security deposits	14,142

Total liabilities	1,884,370

Commitments and contingencies (Note 9)
Minority interests	10,485

Partners’ capital:
Series A Preferred Units	88
AMB Property, L.P. and AMB Property II, L.P. (general and limited partners)	241,608
AMB Institutional Alliance REIT III, Inc. (limited partner)	697,662
City and County of San Francisco Employees’
Retirement System (limited partner)	410,868

Total partners’ capital	1,350,226

Total liabilities and partners’ capital	$3,245,081

The accompanying notes are an integral part of the consolidated financial statement.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

2008
(Dollars
in thousands)

RENTAL REVENUES	$233,320
COSTS AND EXPENSES
Property operating costs	24,210
Real estate taxes and insurance	36,275
Depreciation and amortization	68,822
General and administrative	2,126
Real estate impairment losses	8,939

Total costs and expenses	140,372

Operating income	92,948
OTHER INCOME AND EXPENSES
Interest and other income	1,099
Interest, including amortization	(85,367)

Total other income and expenses	(84,268)

Income before minority interests	8,680
Minority interests’ share of income	(339)

Net income	8,341
Series A preferred unit distributions	(16)
Incentive distribution to AMB Property, L.P.	(39,264)
Priority distributions to AMB Property, L.P.	(12,208)

Net loss available to partners	$(43,147)

The accompanying notes are an integral part of the consolidated financial statement.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2008

		AMB
		Property,
		L.P. and		City and
		AMB	AMB	County of
		Property	Institutional	San Francisco
		II L.P.	Alliance	Employees’
	Series A	(General and	REIT III, Inc.	Retirement
	Preferred	Limited	(Limited	System
	Units	Partners)	Partner)	(Limited Partner)	Total
	(Dollars in thousands)

Balance at December 31, 2007	$88	$127,252	$732,584	$—	$859,924
Contributions	—	129,383	94,586	419,424	643,393
Redemptions	—	—	(56,552)	—	(56,552)
Net income (loss)	16	45,060	(35,343)	(1,392)	8,341
Distributions	(16)	(8,615)	(37,613)	(7,164)	(53,408)
Incentive distribution to AMB Property, L.P. (Note 8)	—	(39,264)	—	—	(39,264)
Priority distributions to AMB Property, L.P. (Note 8)	—	(12,208)	—	—	(12,208)

Balance at December 31, 2008	$88	$241,608	$697,662	$410,868	$1,350,226

The accompanying notes are an integral part of the consolidated financial statement.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

2008
(Dollars
in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,822
Straight-line rents and amortization of lease intangibles	(10,424)
Straight-line ground rent expense	620
Real estate impairment losses	8,939
Debt premiums, discounts and finance cost amortization, net	318
Minority interests’ share of income	339
Changes in assets and liabilities:
Accounts receivable and other assets	2,476
Restricted cash	(109)
Accounts payable and other liabilities	(5,859)
Interest payable	1,031
Security deposits	610

Net cash provided by operating activities	75,104

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(425,256)
Cash acquired from property acquisitions	14,505
Additions to properties	(28,207)

Net cash used in investing activities	(438,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from partners	111,302
Contributions from minority interest partners	61
Borrowings on mortgage loans payable	515,800
Payments on mortgage loans payable	(56,922)
Borrowings on unsecured credit facility	112,500
Payments on unsecured credit facility	(207,500)
Borrowings on secured credit facility	26,100
Payments on unsecured note payable	(16,000)
Payments of preferred unit distributions	(16)
Payment of incentive distribution to AMB Property, L.P.	(39,264)
Payment of priority distributions to AMB Property, L.P.	(12,244)
Redemptions to partners	(56,552)
Distributions to partners	(53,392)
Distributions to minority interest partners	(488)
Payment of financing costs	(3,787)

Net cash provided by financing activities	319,598

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,256)
CASH AND CASH EQUIVALENTS — Beginning of year	52,732

CASH AND CASH EQUIVALENTS — End of year	$8,476

The accompanying notes are an integral part of the consolidated financial statement.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	ORGANIZATION

On September 17, 2003, AMB Property, L.P. formed AMB Institutional Alliance Fund III, LLC (“Alliance Fund III, LLC”), a Delaware limited liability company. On October 25, 2004, AMB converted Alliance Fund III, LLC into a limited partnership, AMB Institutional Alliance Fund III, L.P. (“Fund III”), a Delaware limited partnership, and admitted AMB Institutional Alliance REIT III, Inc. (“REIT III”) into Fund III as a limited partner. Due to the related party nature of the conversion, and that Fund III was under common control with Alliance Fund III, LLC, the assets and liabilities were accounted for by Fund III at historical cost.

On October 26, 2004 (“Inception”), Fund III completed its first closing and accepted capital contributions from AMB Property, L.P. and REIT III. On November 1, 2006, AMB Property II, L.P. (collectively with AMB Property, L.P., “AMB”) was admitted to Fund III as a limited partner in exchange for a contribution of 16 industrial buildings with an estimated value of $111.9 million. On July 1, 2008, the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) and AMB contributed their partnership interests in AMB Partners II, L.P. (“Partners II”) to Fund III in exchange for partnership interests in Fund III. As of December 31, 2008, Fund III has accepted capital contributions from AMB, CCSFERS and REIT III (excluding AMB Property, L.P.’s interest), and contributions resulting from Fund III’s dividend reinvestment program, for ownership interests in Fund III of 19.4 percent, 25.5 percent and 55.1 percent, respectively. AMB is a general and limited partner of Fund III. As of December 31, 2008, all capital balances reflect balances at liquidation.

As of December 31, 2008, $56.6 million of REIT III units in Fund III have been redeemed.

As of December 31, 2008, Fund III owned 128 operating properties and one renovation property (consisting of 310 industrial buildings aggregating 37.0 million square feet (unaudited)) and one parcel of land held for future development (the “Properties”). The Properties are located in the following markets: Atlanta, Austin, Baltimore/Washington DC, Boston, Chicago, Dallas, Houston, Minneapolis, Northern New Jersey/New York, Orlando, San Francisco Bay Area, Seattle, South Florida, and Southern California.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of Fund III and the ventures in which Fund III has a controlling interest. Third party equity interests in Fund III’s ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of Fund III’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and is included on the consolidated statements of operations. As a result of the economic environment, the management of Fund III re-evaluated the carrying value of its investments and recorded impairment charges of $8.9 million during the year ended December 31, 2008.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are located on-tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. The estimated lives are as follows:

Building costs	5 to 40 years
Building costs on ground leases	5 to 40 years
Building and improvements:
Roof /HVAC/parking lots	5 to 40 years
Plumbing/signage	7 to 25 years
Painting and other	5 to 40 years
Tenant improvements	Over initial lease term
Lease commissions	Over initial lease term

The initial cost of buildings and improvements includes the purchase price of the property or interest in property including legal fees and acquisition costs. Project costs associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. For the year ended December 31, 2008, Fund III capitalized interest and property taxes of approximately $0.3 million.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

Fund III records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2008, Fund III has recorded intangible assets or liabilities in the amounts of $12.6 million, $42.1 million, $37.8 million, and $73.6 million for the value attributable to above-market leases, below-market leases, in- place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Fund III also records at acquisition an asset or liability for the value attributable to above- or below-market assumed mortgage loans payable. As of December 31, 2008, Fund III has recorded $0.9 million for net above- and below-market assumed mortgage loans payable.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with reserves from loan proceeds for certain capital improvements and real estate tax payments. Restricted cash also includes cash held by third parties as collateral for certain letters of credit. As of December 31, 2008, Fund III had two letters of credit outstanding totaling $0.2 million.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related mortgage loans payable. As of December 31, 2008, deferred financing costs were $9.2 million, net of accumulated amortization.

Mortgage Premiums and Discounts.  Mortgage premiums and discounts represent the difference between the fair value of debt and the principal value of debt assumed in connection with acquisitions. The mortgage premiums and discounts are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2008, the net unamortized mortgage discounts were approximately $4.4 million.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests.  Minority interests represent interests held by an affiliate of AMB and third-party investors in various Fund III entities. Such investments are consolidated because Fund III owns a majority interest and exercises control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of Fund III are allocated to each of the partners in accordance with the partnership agreement. Partner distributions are made quarterly. Distributions, other than priority distributions (Note 8), are paid or accrued to each of the partners in accordance with their respective partnership units owned at the time distributions are declared.

On January 1, 2005, Fund III issued 125 Series A preferred units at a price of $1,000 per unit, which are held by REIT III. REIT III in turn issued 125 shares of Series A preferred stock at a price of $1,000 per share. The Series A preferred stock is 12.5 percent cumulative non-voting preferred stock, callable with a premium based on the period of time the stock has been outstanding. The call premium was 15.0 percent through December 31, 2007. The premium will reduce each year thereafter by 5.0 percent per year such that there will be no premium after December 31, 2009. Dividends are payable on June 30 and December 31 of each year.

Rental Revenues.  Fund III, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, Fund III nets its bad debt expense against rental income for financial reporting purposes. Such amounts totaled approximately $0.9 million for the year ended December 31, 2008. Fund III recorded net $3.7 million of income related to amortization of lease intangibles for the year ended December 31, 2008. Of the net $3.7 million recorded for the year ended December 31, 2008, $3.0 million relates to amortization expense of above-market leases and $6.7 million relates to amortization income of below-market leases, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with Fund III in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on Fund III’s ability to lease space and on the level of rent that can be achieved. As of December 31, 2008, Fund III did not have any material concentration of credit risk due to the diversification of its tenants.

Fair Value of Financial Instruments.  As of December 31, 2008, Fund III’s consolidated financial instruments include mortgage loans payable, a secured credit facility and an unsecured credit facility. Based on borrowing rates available to Fund III at December 31, 2008, the estimated fair value of the mortgage loans payable, secured credit facility and unsecured credit facility was $1.7 billion.

New Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Fund III is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15,

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. Fund III is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Fund III is in the process of evaluating the impact of the adoption of SFAS No. 161.

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2008, Fund III acquired 141 industrial buildings totaling 15,657,271 square feet (unaudited). The total aggregate investment was approximately $1.4 billion, which includes approximately $6.4 million in closing costs and acquisition fees related to these acquisitions. The $1.3 billion total purchase price related to these acquisitions was allocated $480.8 million to land, $817.9 million to buildings and improvements, $9.1 million to in-place leases, $39.6 million to lease origination costs, $5.2 million to above-market lease assets, $4.0 million to below-market lease liabilities, and $0.5 million to a below-market assumed mortgage loan payable.

4.	DEBT

As of December 31, 2008, Fund III had an unsecured revolving credit facility providing for loans in an initial principal amount outstanding of up to $110.0 million. Fund III guarantees the obligations under the credit facility pursuant to the revolving credit agreement. Fund III intends to use the facility to finance its real estate acquisition activity. The credit facility matures in December 2011 and bears interest at a rate of LIBOR plus 160 basis points (2.0 percent at December 31, 2008). In addition, there is an annual administration fee of $20,000 per year, payable quarterly in arrears. As of December 31, 2008, the outstanding balance on this credit facility was $40.0 million. The credit facility contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The management of Fund III believes that it was in compliance with these financial covenants at December 31, 2008.

During the year ended December 31, 2008, Fund III obtained a secured credit facility providing for loans in an initial principal amount outstanding of up to $65.0 million. The credit facility is secured by a pledge of the equity in AMB Mosaic Properties, LLC. The secured credit facility matures in September 2015 and bears interest at a rate of LIBOR plus 190 basis points (2.3 percent at December 31, 2008). As of December 31, 2008, the outstanding balance on this secured credit facility was $26.1 million. The credit facility contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The management of Fund III believes that it was in compliance with these financial covenants at December 31, 2008.

During the year ended December 31, 2008, Fund III obtained 16 mortgage loans payable totaling $510.1 million. These loans bear interest at a weighted average rate of 5.94 percent and mature between 2010 and 2018.

In conjunction with the contribution of Partners II, Fund III assumed 25 mortgage loans payable totaling $379.4 million. These loans bear interest at a weighted average rate of 5.96 percent and mature between 2009 and 2024.

As of December 31, 2008, Fund III had 74 mortgage loans payable totaling $1.8 billion, not including net unamortized mortgage discounts of approximately $4.4 million. These loans bear interest at a weighted average rate of 5.55 percent and mature between 2009 and 2024.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mortgage loans payable are collateralized by certain of the Properties and require monthly interest and principal payments until maturity. Certain of the mortgage loans payable are cross-collateralized. In addition, the mortgage loans payable have various covenants. Management of Fund III believes that Fund III was in compliance with these covenants at December 31, 2008.

As of December 31, 2008, certain Fund III mortgage loans payable require the existence of Special Purpose Entities (“SPEs”) whose sole purposes are to own AMB Baltimore Beltway, the AMB Mosaic properties, AMB Palmetto, AMB Spruce Avenue, AMB Zuma Distribution Center, Boston Marine, JFK Logistics Center, LAX Gateway and SEA Logistics Center 2, properties that collateralize 11 mortgage loans payable. All SPEs are consolidated in Fund III’s consolidated financial statements. The creditors of the SPEs do not have recourse to any other assets or revenues of Fund III or to AMB or its affiliated entities. Conversely, the creditors of AMB and its affiliated entities do not have recourse to any of the assets or revenues of the SPEs.

The scheduled principal payments of Fund III’s mortgage loans payable, secured credit facility and unsecured credit facility as of December 31, 2008 were as follows:

(Dollars
in thousands)

2009	$89,296
2010	47,802
2011	340,811
2012	88,963
2013	286,712
Thereafter	958,268

Subtotal	1,811,852
Net unamortized premiums and discounts	(4,379)

Total mortgage bans payable	$1,807,473

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2008. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Dollars
in thousands)

2009	$208,838
2010	180,647
2011	146,382
2012	113,130
2013	88,768
Thereafter	273,492

Total	$1,011,257

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to approximately $47.3 million for the year ended December 31, 2008. This amount is included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2008
(Dollars
in thousands)

Cash paid for interest, net of amounts capitalized	$81,501

Increase in accounts payable related to capital improvements	$1,477

Acquisition of properties	$1,358,937
Non-cash transactions:
Contributions from partners	(532,091)
Contributions from minority interest partners	(7,740)
Assumption of mortgage loans payable	(391,340)
Assumption of net mortgage discounts	4,640
Assumption of security deposits	(5,853)
Loan assumption fees	407
Assumption of other assets	19,520
Assumption of other liabilities	(21,224)

Net cash paid for property acquisitions	$425,256

7.	INCOME TAXES

As a partnership, the allocated share of income of Fund III is included in the income tax returns of the individual partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

8.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended Partnership Agreement, AMB receives acquisition fees equal to 0.9 percent of the acquisition cost of properties acquired. For the year ended December 31, 2008, Fund III paid AMB acquisition fees of approximately $1.6 million. Acquisition fees are capitalized and included in investments in real estate in the accompanying consolidated balance sheet.

At certain properties, AMB is responsible for the property management or the accounting or both. On a monthly basis, AMB earns property management fees between 0.35 percent and 3.50 percent of the respective property’s cash receipts. On a monthly basis, AMB earns accounting fees between 0.15 percent and 1.20 percent of the respective property’s cash receipts. For the year ended December 31, 2008, AMB earned property management and accounting fees of approximately $3.1 million.

At certain properties, AMB earns a leasing commission when it has acted as the listing broker or the procuring broker or both. For the year ended December 31, 2008, AMB earned leasing commissions of approximately $0.2 million.

On a quarterly basis, AMB, as general partner, receives priority distributions of 7.5 percent of net operating income (excluding straight-line rents, straight-line ground rent expense, and amortization of lease intangibles) for providing asset management services to Fund III. AMB earned approximately $12.2 million in priority distributions for the year ended December 31, 2008. As of December 31, 2008, AMB owed Fund III $0.1 million in operating

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flow distributions, priority distributions, and other miscellaneous items, which is included in accounts receivable and other assets in the accompanying consolidated balance sheet.

For renovation properties, AMB earns a quarterly fee equal to 0.70 percent per annum of the respective property’s acquisition cost (as defined). Such renovation fees are payable in arrears over the property’s initial renovation period (as defined). For the year ended December 31, 2008, AMB earned renovation fees of $12,000. Such renovation fees are capitalized and are included in investments in real estate in the accompanying consolidated balance sheet.

Commencing June 30, 2008 and every three years thereafter, AMB is entitled to receive an incentive distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR. As of December 31, 2008, an incentive distribution of $39.3 million has been earned by AMB.

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Contingent and unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to $2.9 million for the year ended December 31, 2008.

9.	COMMITMENTS AND CONTINGENCIES

Litigation.  In the normal course of business, from time to time, Fund III may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of Fund III.

Environmental Matters.  Fund III follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. Fund III is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on Fund III’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on Fund III’s results of operations and cash flows.

General Uninsured Losses.  Fund III carries property and rental loss, liability, flood, environmental and terrorism insurance. Fund III believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of Fund III’s properties are located in areas that are subject to earthquake activity; therefore, Fund III has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although Fund III has obtained coverage for certain acts of terrorism, with policy specifications and insured limits

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Fund III believes are commercially reasonable, it is not certain that Fund III will be able to collect under such policies. Should an uninsured loss occur, Fund III could lose its investment in, and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB, including properties owned by Fund III.

10.	SUBSEQUENT EVENTS

On February 4, 2009, two properties were added to AMB Mosaic Properties, LLC. A pledge of the equity in AMB Mosaic Properties, LLC secures a credit facility providing for loans in an initial principal amount outstanding of up to $65.0 million, which Fund III obtained during the year ended December 31, 2008.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006
(Report not required)

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	Report not Required 2007	Report not Required 2006
	(Dollars In thousands)

ASSETS
Investments in real estate:
Land	$668,737	$423,166
Buildings and improvements	1,306,718	890,692
Construction in progress	—	9,636

Total investments in real estate	1,975,455	1,323,494
Accumulated depreciation and amortization	(86,394)	(43,930)

Net investments in real estate	1,889,061	1,279,564
Cash and cash equivalents	52,732	12,401
Restricted cash	4,231	4,071
Deferred financing costs, net	6,536	6,211
Accounts receivable and other assets, net of allowance for doubtful accounts of $536 and $83 as of December 31, 2007 and 2006, respectively	18,958	16,462

Total assets	$1,971,518	$1,318,709

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable	$962,029	$615,500
Unsecured credit facility	70,000	60,000
Unsecured note payable	16,000	—
Accounts payable and other liabilities, including net payables to affiliate of $226 and $257 as of December 31, 2007 and 2006, respectively	48,964	30,415
Distributions payable	—	313
Interest payable	4,089	2,283
Security deposits	7,679	5,561

Total liabilities	1,108,761	714,072

Commitments and contingencies (Note 9)
Minority interests	2,833	3,090

Partners’ capital:
Series A Preferred Units	88	88
AMB Property, L.P. and AMB Property II, L.P. (general and limited partners)	127,252	120,791
AMB Institutional Alliance REIT II, Inc. (limited partner)	732,584	480,668

Total partners’ capital	859,924	601,547

Total liabilities and partners’ capital	$1,971,518	$1,318,709

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Report not	Report not
	Required 2007	Required 2006
	(Dollars in thousands)

RENTAL REVENUES	$138,607	$80,160
COSTS AND EXPENSES
Property operating costs	14,902	9,180
Real estate taxes and insurance	21,161	9,499
Depreciation and amortization	42,493	23,009
General and administrative	1,112	913

Total costs and expenses	79,668	42,601

Operating income	58,939	37,559
OTHER INCOME AND EXPENSES
Interest and other income	1,035	1,861
Interest, including amortization	(46,372)	(26,478)

Total other income and expenses	(45,337)	(24,617)

Income before minority interests and discontinued operations	13,602	12,942
Minority interests’ share of income from continuing operations	(250)	(251)

Income from continuing operations	13,352	12,691
Discontinued operations
(Loss) income attributable to discontinued operations	(44)	705
Gain from disposition of real estate	—	20,446

Total discontinued operations	(44)	21,151

Net income	13,308	33,842
Series A preferred unit distributions	(16)	(16)
Priority distributions to AMB Property, L.P.	(7,258)	(4,865)

Net income available to partners	$6,034	$28,961

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Report not required
		AMB Property,
		L P. and
		AMB Property
		II, L.P.	AMB Institutional
	Series A	(General and	Alliance REIT III, Inc.
	Preferred Units	Limited Partners)	(Limited Partner)	Total
	(Dollars in thousands)

Balance at December 31, 2005	$88	$38,468	$264,805	$303,361
Contributions	—	81,490	213,543	295,033
Net income	16	9,998	23,828	33,842
Distributions	(16)	(4,300)	(21,508)	(25,824)
Priority distributions to AMB Property, L.P. (Note 8)	—	(4,865)	—	(4,865)

Balance at December 31, 2006	88	120,791	480,668	601,547
Contributions	—	12,275	281,290	293,565
Net income	16	8,261	5,031	13,308
Distributions	(16)	(6,817)	(34,405)	(41,238)
Priority distributions to AMB Property, L.P. (Note 8)	—	(7,258)	—	(7,258)

Balance at December 31, 2007	$88	$127,252	$732,584	$859,924

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Report not	Report not
	Required 2007	Required 2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,308	$33,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,493	23,009
Straight-line rents and amortization of lease intangibles	(6,548)	(881)
Straight-line ground rent expense	569	569
Debt premiums, discounts and finance cost amortization, net	522	(439)
Minority interests’ share of income	250	251
Depreciation related to discontinued operations	—	823
Gain from disposition of real estate	—	(20,446)
Changes in assets and liabilities:
Accounts receivable and other assets	2,322	(1,597)
Restricted cash	(160)	(484)
Accounts payable and other liabilities	3,070	(3,307)
Interest payable	1,840	718
Security deposits	228	(254)

Net cash provided by operating activities	57,894	31,804

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(607,102)	(414,163)
Net proceeds from disposition of real estate	—	49,660
Payments on holdback payable	—	(2,324)
Additions to construction in progress	—	(3,324)
Additions to properties	(20,982)	(12,050)

Net cash used in investing activities	(628,084)	(382,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from partners	288,048	266,863
Contributions from minority interest partners	—	212
Borrowings on note payable to affiliate	33,144	65,000
Payments on note payable to affiliate	(33,144)	(76,000)
Borrowings on mortgage loans payable	354,308	157,325
Payments on mortgage loans payable	(7,256)	(88,533)
Borrowings on unsecured credit facility	161,000	60,000
Payments on unsecured credit facility	(151,000)	—
Borrowings on unsecured note payable	16,000	—
Payments on preferred unit distributions	(16)	(16)
Payment of priority distributions to AMB Property, L.P.	(7,418)	(4,570)
Distributions to partners	(41,535)	(25,502)
Distributions to minority interest partners	(507)	(350)
Payment of financing costs	(1,103)	(1,786)

Net cash provided by financing activities	610,521	352,643

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,331	2,246
CASH AND CASH EQUIVALENTS — Beginning of year	12,401	10,155

CASH AND CASH EQUIVALENTS — End of year	$52,732	$12,401

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 And 2006
(Report not required)

1.	ORGANIZATION

On September 17, 2003, AMB Property, L.P. formed AMB Institutional Alliance Fund III, LLC (“Alliance Fund III, LLC”), a Delaware limited liability company. On October 25, 2004, AMB converted Alliance Fund III, LLC into a limited partnership, AMB Institutional Alliance Fund III, L.P. (“Fund III”), a Delaware limited partnership, and admitted AMB Institutional Alliance REIT III, Inc. (“REIT III”) into Fund III as a limited partner. Due to the related party nature of the conversion, and that Fund III was under common control with Alliance Fund III, LLC, the assets and liabilities were accounted for by Fund III at historical cost.

On October 26, 2004 (“Inception”), Fund III completed its first closing and accepted capital contributions from AMB Property, L.P. and REIT III. On November 1, 2006, AMB Property II, L.P. (collectively with AMB Property, L.P., “AMB”) was admitted to Fund III as a limited partner in exchange for a contribution of 16 industrial buildings with an estimated value of $111.9 million. As of December 31, 2007, Fund III has accepted capital contributions from AMB and REIT III, and contributions resulting from Fund III’s dividend reinvestment program, for ownership interests in Fund III of 15.2 percent and 84.8 percent, respectively. AMB is a general and limited partner of Fund III.

As of December 31, 2007, Fund III owned 80 operating properties consisting of 169 industrial buildings aggregating 21.4 million square feet (unaudited) (the “Properties”). The Properties are located in the following markets: Atlanta, Austin, Baltimore/Washington DC, Boston, Chicago, Dallas, Houston, Minneapolis, Northern New Jersey/New York, San Francisco Bay Area, Seattle, South Florida, and Southern California.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of Fund III and the joint ventures in which Fund III has a controlling interest. Third party equity interests in Fund III’s joint ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of Fund III’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included on the consolidated statements of operations. The management of Fund III believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2007 and 2006.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are located on-tarmac, which is land owned by federal, state or local

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

airport authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. The estimated lives are as follows:

Building costs	5 to 40 years
Building costs on ground leases	5 to 40 years
Building and improvements:
Roof/HVAC/parking lots	5 to 40 years
Plumbing/signage	7 to 25 years
Painting and other	5 to 40 years
Tenant improvements	Over initial lease term
Lease commissions	Over initial lease term

The initial cost of buildings and improvements includes the purchase price of the property or interest in property including legal fees and acquisition costs. Project costs associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. For the years ended December 31, 2007 and 2006, Fund III capitalized interest and property taxes of approximately $0.1 million and $0.3 million, respectively.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

Fund III records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2007, Fund III has recorded intangible assets or liabilities in the amounts of $7.4 million, $38.1 million, $28.8 million, and $34.0 million for the value attributable to above-market leases, below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets. As of December 31, 2006, Fund III had recorded intangible assets or liabilities in the amounts of $28.0 million, $19.3 million, and $20.2 million for the value attributable to above- or below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets.

Fund III also records at acquisition an asset or liability for the value attributable to above- or below-market assumed mortgage loans payable. As of both December 31, 2007 and 2006, Fund III has recorded $3.8 million for net above- and below-market assumed mortgage loans payable.

Discontinued Operations.  Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires Fund III to separately report as discontinued operations the historical operating results attributable to properties held for divestiture or operating properties sold and the applicable gain or loss on the disposition of the properties. Although the application of SFAS No. 144 may affect the presentation of Fund III’s consolidated results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income or cash flows.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of operations of the properties sold under SFAS No. 144 for the years ended December 31, 2007 and 2006, respectively:

	2007	2006
	(Dollars
	in thousands)

Rental revenues	$2	$3,430
Property operating costs	(1)	(490)
Real estate taxes and insurance	(2)	(321)
Depreciation and amortization	—	(823)
General and administrative	(47)	—
Interest, including amortization	4	(1,091)

(Loss) income attributable to discontinued operations	$(44)	$705

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with reserves from loan proceeds for certain capital improvements and real estate tax payments.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related mortgage loans payable. As of December 31, 2007 and 2006, deferred financing costs were $6.5 million and $6.2 million, respectively, net of accumulated amortization.

Mortgage Premiums.  Mortgage premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage premiums are being amortized into interest expense over the term of the related debt instrument using the effective- interest method. As of December 31, 2007 and 2006, the unamortized mortgage premiums were approximately $1.5 million and $2.0 million, respectively.

Minority Interests.  Minority interests represent interests held by an affiliate of AMB and third-party investors in various Fund III entities. Such investments are consolidated because Fund III owns a majority interest and exercises significant control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of Fund III are allocated to each of the partners in accordance with the partnership agreement. Partner distributions are made quarterly. Distributions, other than priority distributions (Note 8), are paid or accrued to each of the partners in accordance with their respective partnership units owned at the time distributions are declared.

On January 1, 2005, Fund III issued 125 Series A preferred units at a price of $1,000 per unit, which are held by REIT III. REIT III in turn issued 125 shares of Series A preferred stock at a price of $1,000 per share. The Series A preferred stock is 12.5 percent cumulative non-voting preferred stock, callable with a premium based on the period of time the stock has been outstanding. The call premium was 15.0 percent through December 31, 2007. The premium will reduce each year thereafter by 5.0 percent per year such that there will be no premium after December 31, 2009. Dividends are payable on June 30 and December 31 of each year.

Rental Revenues.  Fund III, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, Fund III nets its bad debt expense against rental income for financial reporting purposes. Such amounts totaled approximately $1.0 million and $27,000 for the years ended December 31, 2007 and 2006, respectively. Fund III recorded net $2.3 million of income and net $0.6 million of expense to rental revenues related to amortization of lease intangibles

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the years ended December 31, 2007 and 2006, respectively. Of the net $2.3 million recorded for the year ended December 31, 2007, $2.0 million relates to amortization expense of above-market leases, and $4.3 million relates to amortization income of below-market leases, respectively. Of the net $0.6 million of expense recorded for the year ended December 31, 2006, $1.9 million relates to amortization expense of above-market leases, and $1.3 million relates to amortization income of below-market leases, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with Fund III in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on Fund III’s ability to lease space and on the level of rent that can be achieved. As of December 31, 2007, Fund III did not have any material concentration of credit risk due to the diversification of its tenants.

Fair Value of Financial Instruments.  As of December 31, 2007, Fund III’s consolidated financial instruments include mortgage loans payable and an unsecured note payable. Based on borrowing rates available to Fund III at December 31, 2007, the estimated fair market value of the mortgage loans payable and unsecured note payable was $974.6 million. Management of Fund III believes that those mortgage loans payable with short maturities or variable interest rates approximate fair value.

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of FIN 48 on January 1, 2007 did not have a material effect on Fund III.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Fund III does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal year beginning after November 15, 2007. Fund III does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

3.	REAL ESTATE ACQUISITION/DISPOSITION ACTIVITY

During the year ended December 31, 2007, Fund III acquired 49 industrial buildings totaling 7,425,913 square feet (unaudited). The total aggregate investment was approximately $633.7 million, which includes approximately $8.9 million in closing costs and acquisition fees related to these acquisitions. The $606.7 million total purchase price related to these acquisitions was allocated $244.3 million to land, $358.0 million to buildings and improvements, $8.7 million to in-place leases, $13.7 million to lease origination costs, $0.1 million to above-market lease assets, and $18.1 million to below-market lease liabilities.

During the year ended December 31, 2006, Fund III acquired 74 industrial buildings totaling 7,152,839 square feet (unaudited). The total aggregate investment was approximately $590.6 million, which includes approximately $8.2 million in closing costs and acquisition fees related to these acquisitions. The $564.1 million total purchase price related to these acquisitions was allocated $203.0 million to land, $361.3 million to buildings and

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements, $8.4 million to in-place leases, $9.3 million to lease origination costs, $0.4 million to above-market leases, $0.1 million to below-market assumed mortgage payable, and $18.4 million to below-market lease liabilities.

During the year ended December 31, 2006, Fund III disposed of 11 industrial buildings totaling 582,877 square feet (unaudited), for an aggregate sales price of approximately $50.2 million. The disposition resulted in a net gain of approximately $20.4 million.

4.	DEBT

During the year ended December 31, 2007, Fund III increased the capacity of its existing unsecured revolving credit facility providing for loans in an initial principal amount outstanding from $60.0 million up to $110.0 million. Fund III guarantees the obligations under the credit facility pursuant to the revolving credit agreement. Fund III intends to use the facility to finance its real estate acquisition activity. The credit facility matures in December 2011 and bears interest at a rate of LIBOR plus 160 basis points (6.20 percent at December 31, 2007). In addition, there is an annual administration fee of $20,000 per year, payable quarterly in arrears. As of December 31, 2007, the outstanding balance on this credit facility was $70.0 million. The credit facility contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The management of Fund III believes that it was in compliance with these financial covenants at December 31, 2007.

During the year ended December 31, 2007, Fund III obtained an unsecured note payable in the amount of $16.0 million. This note payable bears interest at a fixed rate of 6.2 percent and matures in October 2015.

During the year ended December 31, 2007, Fund III obtained eight mortgage loans payable totaling $354.3 million. These loans bear interest at a weighted average rate of 5.93 percent and mature between 2015 and 2017.

As of December 31, 2007, Fund III had 29 mortgage loans payable totaling $960.5 million, not including unamortized mortgage premiums of approximately $1.5 million. These loans bear interest at a weighted average rate of 5.80 percent and mature between 2009 and 2017.

During the year ended December 31, 2006, Fund III refinanced two mortgage loans payable totaling $113.0 million with maturity dates ranging from 2014 to 2016, which replaced the then-existing $64.1 million outstanding mortgage loans payable that were to mature in 2007 and 2010.

During the year ended December 31, 2006, Fund III repaid $18.5 million of an outstanding mortgage loan payable in conjunction with a disposition of real estate. The loan bore interest at LIBOR plus 1.05 percent.

As of December 31, 2006, Fund III had 21 mortgage loans payable totaling $613.5 million, not including unamortized mortgage premiums of approximately $2.0 million. These loans bore interest at a weighted average rate of 5.73 percent and mature between 2009 and 2016.

The mortgage loans payable are collateralized by certain of the Properties and require monthly interest and principal payments until maturity. Certain of the mortgage loans payable are cross-collateralized. In addition, the mortgage loans payable have various covenants. Management of Fund III believes that Fund III was in compliance with these covenants at December 31, 2007 and 2006.

During the year ended December 31, 2007, Fund III also borrowed and repaid $33.1 million in the form of a collateralized note payable to AMB. The note bore interest at a rate of LIBOR plus 200 basis points (6.60 percent at December 31, 2007), which totaled approximately $44,000 for the year ended December 31, 2007.

During the year ended December 31, 2006, Fund III also borrowed and repaid $65.0 million in the form of collateralized notes payable to AMB. The notes bore interest at LIBOR plus 200 basis points (7.12 percent at December 31, 2006), which totaled approximately $0.5 million for the year ended December 31, 2006.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, certain Fund III mortgage loans payable require the existence of Special Purpose Entities (“SPEs”) whose sole purposes are to own AMB Baltimore Beltway, AMB Spruce Avenue, AMB Zuma Distribution Center, Boston Marine, and four buildings at JFK Logistics Center, properties that collateralize seven mortgage loans payable. All SPEs are consolidated in Fund III’s consolidated financial statements. The creditors of the SPEs do not have recourse to any other assets or revenues of Fund III or to AMB or its affiliated entities. Conversely, the creditors of AMB and its affiliated entities do not have recourse to any of the assets or revenues of the SPEs.

The scheduled principal payments of Fund III’s mortgage loans payable as of December 31, 2007 were as follows:

(Dollars
in thousands)

2008	$9,215
2009	39,371
2010	26,284
2011	132,612
2012	12,953
Thereafter	740,099

Subtotal	960,534
Unamortized premiums	1,495

Total mortgage loans payable	$962,029

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2007. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Dollars
in thousands)

2008	$124,551
2009	108,075
2010	91,717
2011	70,177
2012	52,318
Thereafter	172,136

Total	$618,974

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to approximately $24.8 million and $13.7 million for the years ended December 31, 2007 and 2006, respectively. These amounts are included as rental revenues in the accompanying consolidated statements of operations. Some leases contain options to renew.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Cash paid for interest, net of amounts capitalized	$44,040	$27,272

(Decrease) increase in accounts payable related to capital improvements	$(223)	$2,373

Acquisition of properties	$633,657	$590,598
Non-cash transactions:
Contributions from partners	(5,517)	(28,170)
Assumption of mortgage loans payable	—	(126,686)
Assumption of mortgage discount	—	106
Assumption of security deposits	(1,890)	(2,105)
Loan assumption fees	—	401
Assumption of other assets	904	1,424
Assumption of other liabilities	(20,052)	(21,405)

Net cash paid for property acquisitions	$607,102	$414,163

7.	INCOME TAXES

As a partnership, the allocated share of income of Fund III is included in the income tax returns of the individual partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

8.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended Partnership Agreement, AMB receives acquisition fees equal to 0.9 percent of the acquisition cost of properties acquired. For the years ended December 31, 2007 and 2006, Fund III paid AMB acquisition fees of approximately $4.3 million and $4.4 million, respectively. Acquisition fees are capitalized and included in investments in real estate in the accompanying consolidated balance sheets.

At certain properties, AMB is responsible for the property management or the accounting or both. On a monthly basis, AMB earns property management fees between 1.05 percent and 2.6 percent of the respective property’s cash receipts. On a monthly basis, AMB earns accounting fees between 0.22 percent and 1.0 percent of the respective property’s cash receipts. For the years ended December 31, 2007 and 2006, AMB earned property management and accounting fees of approximately $1.7 million and $1.0 million, respectively.

At certain properties, AMB earns a leasing commission when it has acted as the listing broker or the procuring broker or both. For both the years ended December 31, 2007 and 2006, AMB earned leasing commissions of approximately $0.1 million.

On a quarterly basis, AMB, as general partner, receives priority distributions of 7.5 percent of net operating income (excluding straight-line rents, straight-line ground rent expense, and amortization of lease intangibles) for providing asset management services to Fund III. AMB earned approximately $7.3 million and $4.9 million in priority distributions for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, Fund III owed AMB $0.2 million and $0.6 million, respectively, in operating cash flow distributions, priority distributions, and other miscellaneous items, which is included in accounts payable and other liabilities and distributions payable in the accompanying consolidated balance sheets.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For renovation properties, AMB earns a quarterly fee equal to 0.70 percent per annum of the respective property’s acquisition cost (as defined). Such renovation fees are payable in arrears over the property’s initial renovation period (as defined). For the years ended December 31, 2007 and 2006, AMB earned renovation fees of $0 and $0.1 million, respectively. Such renovation fees are capitalized and are included in investments in real estate in the accompanying consolidated balance sheets.

Commencing June 30, 2008 and every three years thereafter, AMB is entitled to receive an incentive distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR. As of December 31, 2007, no incentive distribution has been earned by AMB.

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to $2.2 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Litigation.  In the normal course of business, from time to time, Fund III may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of Fund III.

Environmental Matters.  Fund III follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. Fund III is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on Fund III’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on Fund III’s results of operations and cash flows.

General Uninsured Losses.  Fund III carries property and rental loss, liability, flood, environmental and terrorism insurance. Fund III believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of Fund III’s properties are located in areas that are subject to earthquake activity; therefore, Fund III has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although Fund III has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that Fund III believes are commercially reasonable, it is not certain that Fund III will be able to collect under such policies. Should an uninsured loss occur, Fund III could lose its investment in, and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB, including properties owned by Fund III.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SUBSEQUENT EVENTS

On January 3, 2008, Fund III completed an equity closing totaling $50.0 million from REIT III, which results in REIT III and AMB ownership interests in Fund III of 85.5 percent and 14.5 percent, respectively. AMB’s overall interest in Fund III is 16.9 percent.

On January 4, 2008, Fund III acquired two industrial buildings totaling 1,003,229 square feet (unaudited) for a total purchase price of approximately $86.8 million.

On January 10, 2008, Fund III repaid $50.0 million of the unsecured revolving credit facility, which had an outstanding balance of $70.0 million as of December 31, 2007.

AMB JAPAN FUND I, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Partners of
AMB Japan Fund I, L.P.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Japan Fund I, L.P. and its subsidiaries (collectively, the “Partnership”) at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America (denominated in Yen). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
February 12, 2009

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

(Yen in thousands)

ASSETS
Investments in real estate:
Land	¥ 44,765,559
Buildings and improvements	77,739,338

Total investments in real estate	122,504,897
Accumulated depreciation and amortization	(4,613,064)

Net investments in real estate	117,891,833
Cash and cash equivalents	7,409,549
Restricted cash	4,281,411
Deferred financing costs, net	798,928
Accounts receivable and other assets	742,801

Total assets	¥ 131,124,522

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable	¥ 16,728,873
Bonds payable	53,601,564
Secured loans payable	11,985,000
Net payables to affiliates	178,184
Accounts payable and other liabilities	3,374,015
Distributions payable	1,170,901
Security deposits	2,374,865

Total liabilities	89,413,402

Commitments and contingencies (Note 9)
Minority interests	10,439,045
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	312,719
Limited partners’ capital	30,959,356

Total partners’ capital	31,272,075

Total liabilities and partners’ capital	¥ 131,124,522

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Yen in thousands)

RENTAL REVENUES	¥ 8,026,402
COSTS AND EXPENSES
Property operating costs	812,697
Real estate taxes and insurance	916,603
Depreciation and amortization	2,184,298
General and administrative	442,576

Total costs and expenses	4,356,174

Operating income	3,670,228
OTHER INCOME AND EXPENSES
Interest and other income	19,360
Interest, including amortization	(2,130,266)

Total other income and expenses	(2,110,906)

Income before minority interests and taxes	1,559,322
Income and withholding taxes	(335,323)
Minority interests’ share of income	(287,942)

Net income	936,057
Priority distributions to AMB Japan Investments, LLC	(314,763)

Net income available to partners	¥ 621,294

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2008

	AMB Japan
	Investments, LLC
	(General Partner)	Limited Partners	Total
	(Yen in thousands)

Balance at December 31, 2007	¥ 277,301	¥ 25,908,564	¥ 26,185,865
Contributions	33,895	4,900,000	4,933,895
Net income	320,976	615,081	936,057
Other comprehensive loss (Note 2)	(4,690)	(464,289)	(468,979)
Priority distributions (Note 8)	(314,763)	—	(314,763)

Balance at December 31, 2008	¥ 312,719	¥ 30,959,356	¥ 31,272,075

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Yen in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	¥ 936,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,184,298
Straight-line rents and amortization of lease intangibles	(167,828)
Debt premiums and finance cost amortization, net	233,490
Minority interests’ share of income	287,942
Changes in assets and liabilities:
Accounts receivable and other assets	866,029
Restricted cash	(635,133)
Accounts payable and other liabilities	(1,564,289)
Security deposits	(76,994)

Net cash provided by operating activities	2,063,572

CASH FLOWS FROM INVESTING ACTIVITIES
Debt financed distributions to AMB Japan for property acquisitions	(600,000)
Cash paid for property acquisitions	(2,169,972)
Release of restricted cash	2,200,000
Additions to properties	(348,907)

Net cash used in investing activities	(918,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from limited partners	4,900,000
Contributions from minority interest partners	836,977
Payments on mortgage loans payable	(12,124)
Payment of priority distributions to AMB Japan Investments, LLC	(400,000)
Borrowings on mortgage loans payable	10,417,500
Borrowings on secured loans payable	600,000
Payments of financing costs	(317,453)
Payments on bonds payable	(321,568)
Payments on secured loans payable	(15,885,300)
Distributions to minority interest partners	(154,809)

Net cash used in financing activities	(336,777)

NET CHANGE IN CASH AND CASH EQUIVALENTS	807,916
CASH AND CASH EQUIVALENTS — Beginning of year	6,601,633

CASH AND CASH EQUIVALENTS — End of year	¥ 7,409,549

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	ORGANIZATION

On May 19, 2005, AMB Japan Investments, LLC (“AMB Japan”) and AMB Property II, L.P. as limited partner, formed AMB Japan Fund I, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership. On June 30, 2005 (“Inception”), 13 institutional investors were admitted as limited partners to the Fund and AMB Property II, L.P. withdrew as a limited partner.

The limited partners have collectively committed ¥49.5 billion in equity to the Fund and AMB Japan, as general partner, has committed ¥0.5 billion in equity to the Fund. In addition, AMB Property Singapore Pte. Ltd. (“AMB Singapore”) has committed ¥11.9 billion in equity to co-invest with the Fund in properties. As of December 31, 2008, the Fund had completed seven capital calls totaling ¥31.7 billion and ¥0.3 billion from the limited partners and general partner, respectively, of which non-cash contributions from the general partner totaled ¥0.2 billion.

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

As of December 31, 2008, the Fund indirectly owned 80.81 percent of 26 operating buildings (the “Properties”) aggregating approximately 6.3 million square feet (unaudited). The Properties are located in the Fukuoka market, the Chiba, Funabashi, Kashiwa, Kawasaki, Narita, Narashino, Ohta, Sagamihara and Saitama submarkets of Tokyo, and the Amagasaki submarket of Osaka.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Yen currency. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Fund and the ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Fund’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included in the consolidated statements of operations. The management of the Fund believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2008.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the investments in real estate. The estimated lives are as follows:

Building costs	5 to 40 years
Building and improvements:
Roof/HVAC/parking lots	5 to 40 years
Plumbing/signage	7 to 25 years
Painting and other	5 to 40 years
Tenant improvements	Over initial lease term
Lease commissions	Over initial lease term

The initial cost of buildings and improvements includes the purchase price of the property or interest in the property including legal fees and acquisition costs.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

The Fund records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2008, the Fund has recorded ¥553.4 million, ¥1.5 billion, and ¥235.0 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to agreements with Chuo Mitsui Trust & Banking Co., Ltd., JP Morgan Trust Bank, Ltd. (“JP Morgan”), Sumitomo Mitsui Banking Corporation, Shinsei Bank, Limited, and Mitsubishi UFJ Lease and Finance Company Limited, as well as cash held in escrow under the terms of the loan agreement with JP Morgan. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, security deposits, maintenance reserves and periodic withholding of collections for debt servicing. During the year ended December 31, 2008, ¥2.2 billion of restricted cash, which was held directly by the Fund as collateral, was released upon full repayment of the ¥2.2 billion secured loan payable in connection with the Fund’s acquisition of AMB Funabashi Distribution Center 6 in 2007.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2008, deferred financing costs were ¥798.9 million, net of accumulated amortization.

Financial Instruments.  Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. The Fund’s derivative financial instruments in effect at December 31, 2008 were eight interest rate swaps, hedging cash flows of the Fund’s variable rate bonds based on Tokyo Inter-bank Offered Rate (“TIBOR”) and London Inter-bank Offered Rate (“LIBOR”) plus a margin. Adjustments to the fair value of these instruments for the year ended December 31, 2008 resulted in a loss of ¥469.0 million, net of minority interests. The fair value of the interest rate

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swaps are included in accounts payable and other liabilities in the accompanying consolidated balance sheet and the loss is included in other comprehensive loss in the accompanying consolidated statement of partners’ capital.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2008, the unamortized mortgage and bond premiums were approximately ¥30.4 million.

Minority Interests.  Minority interests represent a 19.19 percent indirect equity interest in the Properties held by AMB Singapore. Such investments are consolidated because the Fund owns a majority interest and exercises significant control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of the Fund are allocated to each of the partners in accordance with the Fund’s partnership agreement. Partner distributions are expected to be made on a semi- annual basis when distributable proceeds are available. Distributions, other than priority distributions (Note 8), are made to each of the partners in accordance with their respective ownership interests at the time of the distribution.

Rental Revenues.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, the Fund nets its bad debt expense against rental income for financial reporting purposes. During the year ended December 31, 2008, the Fund recorded bad debt expense of ¥93.5 million. The ¥93.5 million comprises ¥22.1 million for base rent and utilities, ¥20.0 million for punitive rent, and ¥51.4 million for termination compensation. The Fund recorded ¥163.0 million of revenue related to the amortization of lease intangibles for the year ended December 31, 2008. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Fund in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Fund’s ability to lease space and on the level of rent that can be achieved. The Fund had five tenants that accounted for 42.6 percent of rental revenues for the year ended December 31, 2008.

Fair Value of Financial Instruments.  The Fund’s financial instruments include mortgage loans payable, bonds payable and a secured loan payable. Based on borrowing rates available to the Fund at December 31, 2008, the estimated fair value of the financial instruments was ¥78.4 billion.

New Accounting Pronouncement’s.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Fund is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Fund is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Fund is in the process of evaluating the impact of the adoption of SFAS No. 161.

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

The Fund adopted SFAS No. 157 with respect to its financial assets and liabilities, but not with respect to its non-financial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. SFAS No. 157 had no material impact on the Fund’s financial position, results of operations or cash flows with respect to the provisions of SFAS No. 157 that were adopted.

Fair Value Measurements on a Recurring Basis as of December 31, 2008

Level 2
Assets/Liabilities
at Fair Value
(Yen in thousands)

Liabilities:
Interest rate swap	¥ 1,092,006

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2008, the Fund acquired an 80.81 percent equity interest in two entities that indirectly owned two operating properties aggregating 891,596 square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entities. The total aggregate investment cost was approximately ¥18.7 billion which includes approximately ¥23.3 million in closing costs related to these acquisitions. As of December 31, 2008, the Fund owed AMB Japan ¥163.0 million, which represents the unpaid portion of the purchase price related to these acquisitions, and is included in net payables to affiliates in the accompanying consolidated balance sheet.

The total purchase price, excluding closing costs and acquisition fees, has been allocated as follows:

For the Year Ended
December 31, 2008
(Yen in thousands)

Land	¥6,913,374
Buildings and improvements	11,389,749
In-place leases	249,048
Lease origination costs	97,829

¥18,650,000

4.	DEBT

As of December 31, 2008, the Fund had four mortgage loans payable totaling ¥16.7 billion. Of the ¥16.7 billion mortgage loans payable, ¥14.0 billion bears interest at a rate per annum equal to TIBOR plus a margin ranging from 130 to 150 basis points. ¥10.4 billion matures in September 2010 and ¥3.6 billion matures in August 2011. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps, which have fixed the interest rates payable on principal amounts totaling ¥14.0 billion as of December 31, 2008 at rates ranging from 1.05 percent to 1.07 percent per annum, excluding margins. Including the interest rate swaps, the effective borrowings cost for the ¥14.0 billion mortgage loans payable as of December 31, 2008 is 2.41 percent. The loans payable are collateralized by a first priority security interest in, and to all of certain TMKs’ right, title and interest in and to 11 buildings, and severally but not jointly guaranteed by the Fund and AMB Singapore, the indirect owners of the TMKs.

Of the remainder of the ¥16.7 billion, ¥2.7 billion as of December 31, 2008, not including unamortized mortgage premiums of approximately ¥13.5 million, bears interest at a fixed rate of 2.83 percent and matures in 2011. The mortgage loan payable is collateralized by certain of the Properties and requires interest only payments to be made quarterly until maturity in 2011. In addition, the mortgage loan payable has various covenants. Management of the Fund believes that the Fund was in compliance with these covenants as of December 31, 2008.

As of December 31, 2008, the Fund had one collateralized bond payable, totaling ¥3.3 billion, not including an unamortized bond premium of ¥16.9 million. The bond bears interest at a fixed rate of 2.83 percent and matures in 2011. Principal amortization on the bond started in June 2007.

If at any such time the principal outstanding on the ¥3.3 billion bond payable reaches the balance of the principal outstanding on the ¥2.7 billion mortgage loan payable, amortization of principal would then be applied on a pro rata basis of 50.0 percent to the bond payable and 50.0 percent to the mortgage loan payable.

As of December 31, 2008, the Fund had six collateralized specified bonds payable totaling ¥50.3 billion. Of the ¥50.3 billion bonds payable, ¥41.0 billion bear interest at rates per annum equal to the rates of three-month TIBOR and Yen LIBOR plus a margin ranging from 85 to 155 basis points and matures between 2012 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps, which have fixed the interest rates payable on principal amounts totaling ¥36.4 billion as of December 31, 2008 at rates ranging from 1.32 percent

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 1.60 percent per annum excluding the margin. Including the interest rate swaps, the effective borrowing cost for the ¥41.0 billion bonds payable as of December 31, 2008 is 2.56 percent per annum. Of the remainder of the ¥50.3 billion bonds payable, ¥6.9 billion and ¥2.4 billion bear interest at fixed rates of 2.54 percent and 4.30 percent, respectively, and mature in 2013.

As of December 31, 2008, the Fund had a secured loan payable totaling ¥12.0 billion. The outstanding loan payable bears interest at a rate per annum equal to LIBOR plus a margin of 100 basis points and matures in January 2009. For the year ended December 31, 2008, the interest rate approximated 1.79 percent per annum. The loan payable is collateralized by the partners’ capital commitments.

The scheduled principal payments of the Fund’s mortgage loans payable, bonds payable and secured loans payable as of December 31, 2008 are as follows:

	Mortgage Loans		Secured Loan
	Payable	Bonds Payable	Payable	Total
	(Yen in thousands)

2009	¥60,621	¥687,568	¥11,985,000	¥12,733,189
2010	10,478,121	767,928	—	11,246,049
2011	6,176,634	3,910,590	—	10,087,224
2012	—	16,699,720	—	16,699,720
2013	—	31,518,887	—	31,518,887

Subtotal	16,715,376	53,584,693	11,985,000	82,285,069
Unamortized premiums	13,497	16,871	—	30,368

Total	¥16,728,873	¥53,601,564	¥11,985,000	¥82,315,437

Except for the secured loan payable of ¥12.0 billion due in January 2009 which is held by the Fund, the Fund’s operating properties, mortgage loans payable and bonds payable are all held in Japanese TMKs, which are special purpose companies (“SPCs”). TMKs are SPCs established under Japanese Asset Liquidation law. As of December 31, 2008, the 11 TMKs included in the Fund’s consolidated financial statements are AMB Funabashi Tokorozawa TMK, AMB Higashi-Ogijima TMK, AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 6 TMK, AMB Minami Kanto TMK, AMB Funabashi 5 TMK, AMB Sagamihara TMK and AMB Narita 1-2 TMK. The Properties owned by AMB Funabashi Tokorozawa TMK collateralize one mortgage loan payable and one bond payable. The properties owned by AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 5 TMK and AMB Sagamihara TMK collateralize bonds payable by the respective entities. Five properties owned by AMB Funabashi 6 TMK, five properties owned by AMB Minami Kanto TMK and the property owned by AMB Narita 1-2 TMK collateralize mortgage loans payable. The creditors of the TMKs do not have recourse to any other assets or revenues of AMB Japan or its affiliated entities. Conversely, the creditors of AMB Japan and its affiliated entities do not have recourse to any of the assets or revenues of the TMKs.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2008. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Yen in thousands)

2009	¥7,034,399
2010	5,950,861
2011	4,140,582
2012	3,001,399
2013	2,562,580
Thereafter	8,184,310

Total	¥30,874,131

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to ¥494.0 million for the year ended December 31, 2008. This amount is included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

6.	INCOME AND WITHHOLDING TAXES

The Fund is exempt from all forms of taxation in the Cayman Islands, including income, capital gains, and withholding tax. The foreign countries where the Fund has operations may impose income, withholding, and other direct and indirect taxes under their respective laws. Generally, the foreign countries impose a withholding tax rate on dividends or interest between countries based on various treaty rates. The Japanese Yugen Kaisha (“YK”) entities are also subject to a 42% statutory rate. Accordingly, the Fund recognizes income taxes for these jurisdictions in accordance with U.S. GAAP, as necessary. As of December 31, 2008, the Fund has accrued a current tax liability of ¥264.4 million, representing future withholding taxes on distributions from operations and other local income taxes in Japan and Singapore. The Fund also accrued a deferred tax asset of ¥49.6 million as of December 31, 2008. This amount is included in accounts receivables and other assets in the accompanying consolidated balance sheet.

The tax consequences for each partner of the Fund of acquiring, holding, or disposing of partnership interests will depend upon the relevant laws of any jurisdiction to which the partner is subject.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2008
(Yen in thousands)

Cash paid for interest, net of amounts capitalized	¥1,904,354

Acquisition of properties	¥18,673,262
Non-cash transactions:
Assumption of bond payable	(9,400,000)
Assumption of mortgage payable	(3,630,000)
Assumption of other assets and liabilities	(1,546,703)
Assumption of security deposits	(156,308)
Payable for remaining portion of purchase price	(182,198)
Contributions from general partner	(33,895)
Contributions from minority interest partners	(954,186)

2,769,972
Debt financed distribution for acquisition of property	(600,000)

Net cash paid for property acquisitions	¥2,169,972

8.	TRANSACTIONS WITH AFFILIATES

As of December 31, 2008, the Fund had an obligation of ¥163.0 million payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities contributed to the Fund by AMB Japan, which is included in net payables to affiliates in the accompanying consolidated balance sheet.

Pursuant to the Amended and Restated Limited Partnership Agreement, as amended, (the “Partnership Agreement”) and the Co-Investment Agreement, AMB Japan receives an acquisition fee equal to 0.9 percent of the Fund’s share of the acquisition cost of properties purchased from third parties. This acquisition fee is reduced by a 0.4 percent acquisition fee AMB Singapore receives of the acquisition cost of properties purchased from third parties who are referred to the Fund by AMB Singapore. During the year ended December 31, 2008, the Fund incurred no acquisition fees.

Pursuant to the Asset Management Fees Agreement, on January 1, 2006, AMB Property Japan began providing asset management services to the Properties. The asset management fee is payable monthly. For the year ended December 31, 2008, the Fund recorded asset management fees of approximately ¥187.1 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

Pursuant to the Management Services Agreement, AMB Singapore receives management service fees, payable on a quarterly basis, equal to 0.25 percent of capital (equity and shareholder loans) contributed to each PTE by the Fund and AMB Singapore. For the year ended December 31, 2008, the PTEs recorded management service fees of approximately ¥61.1 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2008, the Fund owed ¥50.1 million for management service fees, which is included in distributions payable in the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement from June 30, 2005 to June 30, 2006, AMB Japan, as general partner, received asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of aggregate capital commitments made to the Fund from the effective date of the agreement through the Supplemental Capital Call Date (as defined in the Limited Partnership Agreement). Pursuant to the Third Amendment to the Amended and Restated Limited Partnership Agreement of the Limited Partnership, for the period from July 1, 2006 through March 31, 2007, the asset management priority distribution base changed from 100.0 percent to

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

90.0 percent of the aggregate capital commitments to the Fund; for the period from April 1, 2007 through March 31, 2008, the asset management priority distribution base changed from 90.0 percent to 80.0 percent of the aggregate capital commitments to the Fund; for the period from April 1, 2008 through the Supplementary Capital Call Date, the asset management priority distribution base changed from 80.0 percent to 65.0 percent of the aggregate capital commitments to the Fund until the earlier of 65.0 percent of capital commitments being called or the Supplemental Capital Call Date. Subsequently, AMB Japan receives asset management priority distribution equal to 1.5 percent per annum, payable on a quarterly basis, of the unreturned capital contributions. The amounts referred to above are reduced by amounts paid or accrued to AMB Singapore for management service fees pursuant to the Management Services Agreement and asset management fees paid or accrued to AMB Property Japan, pursuant to the Agreement Regarding Asset Management Fees.

Promptly following the Supplemental Capital Call Date, an asset management priority distribution recalculation will be performed as follows:

(i) For the period from July 1, 2006 through March 31, 2007 (the “First Calculation Period”), the asset management priority distribution will be recalculated based on the greater of 90.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. If the recalculated asset management priority distribution is greater than the amount previously earned by AMB Japan with respect to the First Calculation Period, a special distribution equal to the difference shall be paid by the Fund to AMB Japan at the time of such recalculation. If the recalculated asset management priority distribution is equal to or less than the amount previously earned by AMB Japan with respect to the First Calculation Period, no additional amount shall be paid by the Fund to AMB Japan and no refund of such difference shall be paid by AMB Japan to the Fund.

(ii) For the period from April 1, 2007 through March 31, 2008 (the “Second Calculation Period”), the asset management priority distribution will be recalculated based on the greater of 80.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. If the recalculated asset management priority distribution is greater than the amount previously earned by AMB Japan with respect to the Second Calculation Period, a special distribution equal to the difference shall be paid by the Fund to AMB Japan at the time of such recalculation. If the recalculated asset management priority distribution is equal to or less than the amount previously earned by AMB Japan with respect to the Second Calculation Period, no additional amount shall be paid by the Fund to AMB Japan and no refund of such difference shall be paid by AMB Japan to the Fund.

(iii) For the period from April 1, 2008 through the Supplemental Capital Call Date (the “Third Calculation Period”), the asset management priority distribution will be recalculated based on the greater of 65.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. If the recalculated asset management priority distribution is greater than the amount previously earned by AMB Japan with respect to the Third Calculation Period, a special distribution equal to the difference shall be paid by the Fund to AMB Japan at the time of such recalculation. If the recalculated asset management priority distribution is equal to or less than the amount previously earned by AMB Japan with respect to the Third Calculation Period, no additional amount shall be paid by the Fund to AMB Japan and no refund of such difference shall be paid by AMB Japan to the Fund.

For the year ended December 31, 2008, the Fund recorded asset management priority distributions of approximately ¥314.8 million. As of December 31, 2008, the Fund owed ¥1.2 billion for asset management priority distributions, which is included in distributions payable in the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, AMB Japan receives incentive distributions equal to 20.0 percent of the amount over a 10.0 percent net nominal internal rate of return (“IRR”) accruing to the limited partners. The incentive distributions increase to 25.0 percent of the amount over a 13.0 percent IRR accruing to the limited partners. As of December 31, 2008, no incentive distribution has been paid or accrued.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMB, the indirect owner of AMB Japan, obtains company-wide insurance coverage from third parties that apply to all properties owned or managed by AMB, including the Properties. As such, the Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. For the year ended December 31, 2008, the Fund recorded insurance expense of approximately ¥222.4 million.

At certain properties, AMB Property Japan earns a leasing commission when it has acted as the listing broker or the procuring broker or both. During the year ended December 31, 2008, AMB Property Japan earned leasing commissions of ¥35.5 million.

Pursuant to the Amended and Restated Asset Management Agreements with certain TMKs, AMB Property Japan earns an accounting fee for maintaining the books and records with respect to their properties. During the year ended December 31, 2008, AMB Property Japan earned accounting fees of ¥12.4 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SUBSEQUENT EVENTS

On January 7, 2009, the Fund made a capital call of ¥18.0 billion to fund the acquisition discussed below and to refinance the ¥12.0 billion secured loan payable held by the Fund.

On January 9, 2009, the Fund completed a mezzanine loan financing of ¥800.0 million with JP Morgan which bears interest at a rate per annum equal to Yen LIBOR plus a margin of 275 basis points. The loan matures in 2010 with an option to extend for one year, subject to satisfactory compliance with conditions stated in the credit agreement with JP Morgan.

On January 9, 2009, the Fund fully repaid the secured loan payable held by the Fund of ¥12.0 billion.

On January 15, 2009, the Fund acquired an 80.81 percent equity interest in an entity that indirectly owned one operating property aggregating 981,161 square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entity. The total aggregate investment cost was approximately ¥16.6 billion.

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

CONSOLIDATED STATEMENT OF CASH FLOWS
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
DECEMBER 31,2007
(Report not required)

1.	ORGANIZATION

On May 19, 2005, AMB Japan Investments, LLC (“AMB Japan”) and AMB Property II, L.P. as limited partner, formed AMB Japan Fund I, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership. On June 30, 2005 (“Inception”), 13 institutional investors were admitted as limited partners to the Fund and AMB Property II, L.P. withdrew as a limited partner.

The limited partners have collectively committed ¥49.5 billion in equity to the Fund and AMB Japan, as general partner, has committed ¥0.5 billion in equity to the Fund. In addition, AMB Property Singapore Pte. Ltd. (“AMB Singapore”) has committed ¥11.9 billion in equity to co-invest with the Fund in properties. As of December 31, 2007, the Fund had completed five capital calls totaling ¥26.8 billion and ¥0.3 billion from the limited partners and general partner, respectively, of which non-cash contributions from the general partner totaled ¥0.2 billion.

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

The Fund records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2007, the Fund has recorded intangible assets and liabilities in the amounts of ¥553.4 million, ¥1.2 billion, and ¥137.1 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to agreements with Chuo Mitsui Trust & Banking Co., Ltd., JP Morgan Trust Bank, Ltd. (“JP Morgan”), Sumitomo Mitsui Banking Corporation and Shinsei Bank, Limited, as well as cash held in escrow under the terms of the loan agreement with JP Morgan. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, security deposits, consumption tax and maintenance reserves. Restricted cash also includes cash held directly by the Fund as collateral for a ¥2.2 billion of secured loan payable in connection with the Fund’s acquisition of AMB Funabashi Distribution Center 6. Upon repayment of the secured loan payable, the cash will be released. During the year ended December 31, 2007, ¥2.6 billion of restricted cash, which was held directly by the Fund as collateral, was released upon full repayment of the ¥2.6 billion secured loan payable in connection with the Fund’s acquisition of Higashi-Ogijima Distribution Center in 2005.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2007, deferred financing costs were ¥458.8 million, net of accumulated amortization.

Financial Instruments.  Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. The Fund’s derivative financial instruments in effect at December 31, 2007 were five interest rate swaps, hedging cash flows of the Fund’s variable rate bonds based on Tokyo Inter-bank Offered Rate (“TIBOR”) and London Inter-

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bank Offered Rate (“LIBOR”) plus a margin. Adjustments to the fair value of these instruments for the year ended December 31, 2007 resulted in a loss of ¥406.1 million, net of minority interests. There were no other derivative financial instruments included in accumulated other comprehensive loss for the year ended December 31, 2007. This loss is included in accounts payable and other liabilities and other comprehensive loss in the accompanying consolidated statement of partners’ capital.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2007, the unamortized mortgage and bond premiums were approximately ¥43.9 million.

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

Rental Revenues.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. The Fund recorded ¥95.7 million of revenue related to the amortization of lease intangibles for the year ended December 31, 2007. The lease intangibles are being amortized on a straight-line basis over the lease terms.

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

Fair Value of Financial Instruments.  The Fund’s financial instruments include a mortgage loan payable, bonds payable and secured loans payable. Based on borrowing rates available to the Fund at December 31, 2007, the estimated fair market value of the financial instruments was ¥74.4 billion.

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Fund does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2007, the Fund acquired 11 buildings totaling 1,105,800 square feet. The total aggregate investment was approximately ¥22.0 billion, which includes approximately ¥660.9 million in closing costs and acquisition fees related to these acquisitions.

During the year ended December 31, 2007, the Fund acquired an 80.81 percent equity interest in an entity that indirectly owned an operating property aggregating 469,627 square feet from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entity. The total aggregate investment cost was approximately ¥9.7 billion which includes ¥19.5 million in closing costs. As of December 31, 2007, AMB Japan owed the Fund ¥29.7 million, which represents the overpaid portion of the purchase price, and is included in net payables to affiliates in the accompanying consolidated balance sheet.

The total purchase price, excluding closing costs and acquisition fees has been allocated as follows:

For the Year Ended
December 31, 2007
(Yen in thousands)

Land	¥8,719,741
Buildings and improvements	21,710,666
In-place leases	406,719
Lease origination costs	75,280
Below-market leases	(442,406)

¥30,470,000

4.	DEBT

As of December 31, 2007, the Fund had one mortgage loan payable totaling ¥2.7 billion, not including an unamortized mortgage premium of approximately ¥19.5 million. The mortgage loan payable bears interest at a fixed rate of 2.83 percent and matures in 2011.

The mortgage loan payable is collateralized by certain of the Properties and requires interest only payments to be made quarterly until maturity in 2011. In addition, the mortgage loan payable has various covenants. Management of the Fund believes that the Fund was in compliance with these covenants as of December 31, 2007.

As of December 31, 2007, the Fund had one collateralized bond payable totaling ¥3.3 billion, not including an unamortized bond premium of ¥24.4 million. The bond bears interest at a fixed rate of 2.83 percent and matures in 2011. Principal amortization on this bond started in June 2007.

If at any such time the principal outstanding on the ¥3.3 billion bond payable reaches the balance of the principal outstanding on the ¥2.7 billion mortgage loan payable, amortization of principal would then be applied on a pro rata basis of 50.0 percent to the bond payable and 50.0 percent to the mortgage loan payable.

As of December 31, 2007, the Fund had five collateralized specified bonds payable totaling ¥41.2 billion. The bonds bear interest at rates per annum equal to the rates of the TIBOR and Yen LIBOR plus a margin ranging from 85 to 155 basis points and mature between 2012 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps, which have fixed the interest rates payable on principal amounts totaling ¥36.6 billion as of December 31, 2007, at rates ranging from 1.32 percent to 1.60 percent per annum excluding the

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin. Including the interest rate swaps, the effective borrowing costs for the ¥41.2 billion bonds as of December 31, 2007 is 2.54 percent per annum.

As of December 31, 2007, the Fund had secured loans payable totaling ¥27.3 billion:

(i) Of the ¥27.3 billion secured loans payable, ¥15.5 billion bears interest at a rate per annum equal to TIBOR plus a margin ranging from 20 to 95 basis points. ¥13.3 billion matures in June 2008 and ¥2.2 billion matures in February 2008. For the year ended December 31, 2007, the interest rate approximated 0.74 percent per annum. ¥2.2 billion of the loans payable is secured by the restricted cash balances held directly by the Fund in a cash collateral account. ¥13.3 billion of the loans payable is secured by a first priority security interest in, and to all of certain TMKs’ right, title and interest in and to nine buildings, and severally but not jointly guaranteed by the Fund and AMB Singapore, the indirect owners of the TMKs.

(ii) Of the ¥27.3 billion secured loans payable, ¥11.8 billion bears interest at a rate per annum equal to LIBOR plus a margin of 75 basis points and matures in April 2008. For the year ended December 31, 2007, the interest rate approximated 1.31 percent per annum. The loan payable is secured by the partners’ capital commitments.

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

Except for the secured loan payable of ¥11.8 billion due in 2008 which is held by the Fund, the Fund’s operating properties, mortgage loan payable, bonds payable, and secured loans payable are all held in Japanese TMKs, which are special purpose companies (“SPCs”). TMKs are SPCs established under Japanese Asset Liquidation law. As of December 31, 2007, the nine TMKs included in the Fund’s consolidated financial statements are AMB Funabashi Tokorozawa TMK, AMB Higashi-Ogijima TMK, AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 6 TMK, AMB Minami Kanto TMK and AMB Funabashi 5 TMK. The Properties owned by AMB Funabashi Tokorozawa TMK collateralize one mortgage loan payable and one bond payable. One of the secured loans payable held by AMB Funabashi 6 TMK is collateralized by cash directly held by the Fund in a cash collateral account. The properties owned by AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK and AMB Funabashi 5 TMK collateralize bonds payable by the respective entities. Four out of the five properties owned by AMB Funabashi 6 TMK and five properties owned by AMB Minami Kanto TMK collateralize secured loans payable. The creditors of the TMKs do not have recourse to any other assets or revenues of AMB Japan or its affiliated entities. Conversely, the creditors of AMB Japan and its affiliated entities do not have recourse to any of the assets or revenues of the TMKs.

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

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to ¥439.0 million for the year ended December 31, 2007. This amount is included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

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

During the year ended December 31, 2007, AMB Japan contributed its equity interest in one Singapore PTE entity, which owned a 80.81 percent indirect interest in one operating property, aggregating 0.5 million square feet, to the Fund. As of December 31, 2007, the Fund had an obligation of ¥86.0 million, payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities, which is included in net payables to affiliates in the accompanying consolidated balance sheet.

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

Pursuant to the Management Services Agreement, AMB Singapore receives management service fees, payable on a quarterly basis, equal to 0.25 percent of capital (equity and shareholder loans) contributed to each PTE by the

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fund and AMB Singapore. For the year ended December 31, 2007, the PTEs recorded management service fees of approximately ¥49.3 million. As of December 31, 2007, the Fund owed ¥44.5 million, for management service fees, which are included in net payables to affiliates in the accompanying consolidated balance sheet.

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

For the year ended December 31, 2007, the Fund recorded asset management priority distributions of approximately ¥460.2 million. As of December 31, 2007, the Fund owed ¥1.2 billion, for asset management priority distributions, which are included in distributions payable in the accompanying consolidated balance sheet.

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

AMB, the indirect owner of AMB Japan, obtains company-wide insurance coverage from third parties that apply to all properties owned or managed by AMB, including the Properties. As such, the Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. For the year ended December 31, 2007, the Fund recorded insurance expense of approximately ¥161.9 million.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At certain properties, AMB Property Japan earns a leasing commission when it has acted as the listing broker or the procuring broker or both. During the year ended December 31, 2007, AMB Property Japan earned ¥26.0 million.

Pursuant to the Accounting Service Agreements with certain TMKs, AMB Property Japan earns an accounting fee for maintaining the books and records with respect to their properties. During the year ended December 31, 2007, AMB Property Japan earned ¥5.9 million.

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

AMB JAPAN FUND I, L.D.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

To the Partners of
AMB Japan Fund I, L.P.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Japan Fund I, L.P. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from Inception (June 30, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America (denominated in Yen). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
February 12, 2007

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEET
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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Yen in thousands)

2008	¥4,592,530
2009	4,358,963
2010	3,292,245
2011	3,102,076
2012	1,722,689
Thereafter	3,620,633

Total	¥20,689,136

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

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

		For the Period from
	For the Year Ended	Inception to
	December 31,	December 31,
	2006	2005
	(Yen in thousands)

Cash paid for interest, net of amounts capitalized	¥404,487	¥93,684

Acquisition of properties	¥56,980,000	¥14,312,375
Non-cash transactions:
Assumption of bond payable	(35,200,000)	—
Assumption of other assets and liabilities	(5,366,091)	(1,575,172)
Assumption of debts	—	(6,107,609)
Payable for remaining portion of purchase price	(479,330)	(2,577,431)
Non-cash contribution by General Partner	(119,596)	(57,510)

	15,814,983	3,994,653
Debt financed distribution for acquisition of property	(7,180,649)	—

Net cash paid for property acquisitions	¥8,634,334	¥3,994,653

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	TRANSACTIONS WITH AFFILIATES

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

In 2005, the TMKs recorded asset management fees and leasing commissions to Blackpine of approximately ¥7.2 million and ¥16.7 million, respectively. The leasing commissions were capitalized and included in investments real estate. As of December 31, 2006, the unamortized leasing commissions were approximately ¥12.6 million. Blackpine ceased providing asset management services to the TMKs on January 1, 2006.

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB EUROPE FUND I, FCP-FIS
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(Report not required)

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF NET ASSETS
AS OF DECEMBER 31, 2008
(Report not required)

(Euros in thousands)
ASSETS
Total investments in real estate at fair value, including cumulative unrealised losses of €84,740 as of December 31, 2008 (Note 3)	€783,915
Cash and cash equivalents	50,125
Restricted cash	198
Fund formation costs, net (Note 6)	1,252
Deferred financing costs, net (Note 8)	5,341
Deferred tax asset (Note 11)	1,062
Receivables from affiliate	3,913
Accounts receivable and other assets, net of allowance for doubtful accounts of €744 as of December 31, 2008 (Note 7)	19,875

Total assets	€865,681

LIABILITIES
Liabilities:
Mortgage loans payable, including cumulative unrealised gains of €7,670 as of December 31, 2008 (Note 4)	€500,319
Payables to affiliate	6,318
Accounts payable and other liabilities (Note 9)	21,796
Deferred tax liability (Note 11)	17,098
Interest payable	4,453
Security deposits	2,926

Total liabilities	552,910

Commitments and contingencies (Note 16)
Minority interests	2,391

Total net assets	€310,380

UNITHOLDERS’ CAPITAL
AMB European Investments, LLC	€63,958
Other Unitholders	246,422

Total net assets	€310,380

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008
(Report not required)

(Euros in thousands)

RENTAL REVENUES	€66,369
COSTS AND EXPENSES
Property operating costs	9,317
Real estate taxes and insurance	3,785
Amortisation of fund formation costs (Note 6)	362
General and administrative (Note 12)	5,604

Total costs and expenses	19,068

Operating income	47,301
OTHER INCOME AND EXPENSES
Interest and other income	2,151
Interest, including amortisation (Note 10)	(28,517)

Total other income and expenses	(26,366)

Income before minority interests	20,935
Minority interests’ share of net investment income	(205)

Net investment income	20,730
Unrealised gains and losses:
Change in provision for deferred tax liabilities	4,408
Unrealised losses on investments in real estate	(90,860)
Minority interests’ share of unrealised losses on investments in real estate	233
Unrealised losses from deferred tax assets	(713)
Minority interests’ share of unrealised gains on deferred tax assets	(5)
Unrealised gains from debt fair value adjustments, including swaps (Note 4)	4,670
Minority interests’ share of unrealised gains from debt fair value adjustments, including swaps	(27)

Net unrealised losses and gains	(82,294)
AMB Fund Management, S.à.r.l. management fee (Note 14)	(7,217)
Hypothetical incentive distribution accrual (Note 14)	913

Net decrease in net assets available to Unitholders	€(67,868)

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE YEAR ENDED DECEMBER 31, 2008
(Report not required)

	AMB European	Other		Units
	Investments, LLC	Unitholders	Total	Issued
	(Euros in thousands)

Balance at December 31, 2007	€61,354	€225,728	€287,082	283,675
Adjustment to deferred tax liability due to property contributions	(8)	(31)	(39)	—
Net investment income	4,266	16,464	20,730	—
Currency translation adjustment	(422)	(1,884)	(2,306)	—
Hypothetical incentive distribution accrual (Note 14)	188	725	913	—
Net unrealised gains and losses	(16,909)	(65,385)	(82,294)	—
Contributions	20,470	90,005	110,475	106,330
AMB Fund Management, S.à.r.l. management fee (Note 14)	(1,485)	(5,732)	(7,217)	—
Distributions to Unitholders	(3,496)	(13,468)	(16,964)	—

Balance at December 31, 2008	€63,958	€246,422	€310,380	390,005

Ownership percentage as of December 31, 2008	20.61%	79.39%	100.00%

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
(Report not required)

(Euros in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net investment income	€20,730
Adjustments to reconcile net investment income to net cash provided by operating activities:
Straight-line rents	(209)
Finance cost amortisation	762
Amortisation fund formation costs	362
Minority interests’ share of net investment income	205
Changes in assets and liabilities:
Accounts receivable and other assets	(108)
Restricted cash	430
Accounts payable and other liabilities	(4,390)
Interest payable	17
Security deposits	31

Net cash provided by operating activities	17,830

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(115,608)
Additions to properties	(6,358)

Net cash used in investing activities	(121,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Unitholders	109,364
Borrowings on mortgage loans payable	67,515
Payments on mortgage loans payable	(16,702)
Payment of distributions to Unitholders	(16,531)
Payments to affiliates	(21,059)
Payment of financing costs	(1,363)

Net cash provided by financing activities	121,224

Effects of FX rates changes on cash	(2,306)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,782
CASH AND CASH EQUIVALENTS — Beginning of year	35,343

CASH AND CASH EQUIVALENTS — End of year	€50,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	€27,738
Non-cash transactions
Acquisition of properties	€116,617
Assumption of other assets and liabilities	(114)
Non cash contribution of properties	(895)

Net cash paid for property acquisitions	€115,608

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Report not required)

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

During the year ended December 31, 2008 four new Unitholders were admitted to the Fund. As of December 31, 2008, the Fund had received capital contributions of approximately €394.8 million from 25 Unitholders in exchange for 390,005 Units in the Fund. Profits and distributions of the Fund are allocated to Unitholders as provided in the Management Regulations. AMB Europe owned an approximate 20.6 percent interest in the Fund as of December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The consolidated financial statements have been prepared in accordance with Luxembourg legal and regulatory requirements for investment funds (“Lux GAAP”). The accompanying consolidated financial statements include the financial position and results of operations of the Fund and the joint ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s joint ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated. All monetary figures are expressed in Euro.

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

Valuation of Real Estate Investments.  Real estate investments not publicly traded are carried at their estimated fair value in accordance with Lux GAAP.

The fair value of real estate investments held by the Fund are determined in accordance with the Fund’s appraisal policy (the “Appraisal Policy”) as approved by the Management Company and the three member independent council (the “Independent Council”) for the Fund. Under the Appraisal Policy, approximately one fourth of the Fund’s properties are valued by the Fund’s independent appraiser (the “Independent Appraiser”) each quarter, such that all properties are valued at least annually. With respect to all properties acquired by the Fund, the Management Company will determine the quarter during which each such property will first be appraised, provided that it is appraised within the first five calendar quarters beginning after the acquisition of such property by the Fund.

Appraisals are conducted by the Independent Appraiser in accordance with valuation principles set forth in the Appraisal and Valuation Manual as published by the Royal Institute of Chartered Surveyors or such other standards as may be proposed by the Management Company and approved by the Independent Council.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently acquired investments are accounted for and carried at cost, including costs of acquisition plus capital expenditures subsequent to acquisition, as this is the best estimate of fair value.

Once a property has been appraised, the value of the property is the net value of the property shown in the appraisal, adjusted (if appropriate) to take into account unamortized closing costs and transfer tax savings, if any, resulting from the structure of the acquisition of the property, plus capital expenditures subsequent to the appraisal not otherwise taken into account in the appraisal. Closing costs are costs incurred in connection with the acquisition of a property indirectly through a share transaction or directly through an asset deal. Transfer tax savings result in certain cases depending on the structure of the acquisition transaction, and are assumed to generally be split between a buyer and a seller of real estate on a fifty-fifty basis, based on the estimated transfer taxes. The property values are reviewed and approved by the Management Company and the Independent Council.

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

Unrealised gains and losses are determined by comparing the fair value of the real estate investments to the total acquisition cost plus capital expenditures of such assets. Unrealised gains and losses relating to changes in fair value of the Fund’s real estate investments are reflected in the consolidated statement of operations as a component of unrealised gains and losses on investments in real estate.

Real Estate Transactions.  Purchases of real estate investments are recorded at the purchase price when beneficial ownership of the real estate has been transferred to the Fund. Deal costs in relation to pre-acquisition such as legal and other professional fees, appraisals and other direct expenses incurred for prospective acquisitions of properties are capitalised and included within the cost of the corresponding investment upon acquisition. In the event that the deal is abandoned, the costs are then charged to the consolidated statement of operations.

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

Deferred Financing Costs.  Costs resulting from debt issues are capitalised and amortised on a straight-line basis over the period of the corresponding debt. Amortisation of deferred financing costs is included in Interest, including amortisation, in the consolidated statement of operations.

Deferred Tax Asset.  Deferred tax assets are included in the consolidated statements of net assets when it is highly probable that future taxable income will be recognised in the foreseeable future.

Taxation in Luxembourg.  The Fund is liable for a subscription tax of 0.01 percent per annum computed, and proportionately paid on its net asset value at the end of each quarter.

Luxembourg subsidiaries of the Fund are fully subject to Luxembourg taxes on income and net worth, however exemptions are available. Dividend payments to the Fund from the Luxembourg subsidiaries, if any, are subject to a

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withholding tax of 15.0 percent. The tax implications have been discussed and agreed with the Luxembourg Tax Authorities and confirmed in an Advance Tax Agreement.

Taxation abroad.  Provisions for taxation are made for income earned by the Fund’s subsidiaries abroad on the basis of laws and regulations relating to taxation in the countries where the relevant net income is earned.

Deferred Tax Liability.  The deferred tax liability as of December 31, 2008 is related to built-in unrealised gains on the properties. The unrealised taxable gains are valued at the statutory tax rate for capital gains in the jurisdiction in which the property is located and reduced by 50.0 percent to represent a customary buyer and seller split of proceeds on potential future dispositions.

Debt.  Debt consists of secured and unsecured external debt, if any, stated at face value, adjusted for unrealised gains or losses reflecting the change in the fair value of the debt.

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

Foreign Currency.  Transactions in foreign currencies have been translated into Euros at the rates of exchange prevailing at the dates of those transactions. Settlement of transactions in foreign currencies, as well as translation of monetary assets or liabilities in foreign currency, may cause realised or unrealised exchange rate gains or losses, which are included in the consolidated statement of operations.

Foreign currency differences relating to the translation of net investments in foreign entities are treated as part of Unitholders’ capital. Balance sheets of foreign entities are translated at the rate as of the balance sheet date, whereas the statement of operations is translated at the average rate of the period under review.

Receivables from Affiliate and Payables to Affiliate.  Receivables from and payables to affiliates are shown on a gross basis on the consolidated statement of net assets.

3.	INVESTMENTS IN REAL ESTATE

As of December 31, 2008, the Fund owned 35 operating properties consisting of 59 industrial buildings aggregating 851,464 rentable square meters (unaudited), and one renovation building of 5,868 square meters (unaudited) (the “Properties”). The Properties are located in the following markets: Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Paris and Rotterdam.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, the Fund acquired five industrial buildings totaling 94,100 square meters (unaudited). The total aggregate investment was approximately €122.4 million, which includes approximately €5.5 million in closing costs and acquisition fees related to these acquisitions.

During the year ended December 31, 2008, all properties were valued or revalued, resulting in a net decrease in the fair value of approximately €90.9 million.

The following table summarizes the changes to the fair value of the investments in real estate for the year ended December 31, 2008:

(Euros in thousands)

Beginning value	€751,800
Acquisitions, including acquisition fees	122,434
Capital expenditures	6,339
Exchange rate differences	(5,798)
Unrealised losses on investments in real estate	(90,860)

Ending value	€783,915

AMB Property, L.P. (“AMB L.P.”) obtains various types of liability and property insurance for the benefit of the Fund. The insurance coverage includes Commercial General Liability Insurance, Umbrella Liability and Excess Liability Insurance and Broad Form All Risk Property Damage and Business Interruption Insurance, which include earthquake, flood, terrorism, and boiler and machinery. The Property Damage and Business Interruption Insurance provides for a $150 million each occurrence limit of liability subject to industry standard per occurrence and aggregate policy sub-limits, deductibles, definitions, exclusions and limitations. Property damage is valued on a replacement cost basis. Using this method for valuing loss, damages for a claim equal amount needed to replace the property using new materials without a reduction for depreciation.

AMB L.P. regularly evaluates the types and amounts of coverage that it carries, and to assess whether in AMB L.P.’s good faith discretion, the coverage and limits carried are appropriate for the Fund.

4.	DEBT

As of December 31, 2008, the Fund had a €428.0 million credit facility (“Facility 1”) with ING Real Estate Finance Bank N.V. (“ING”) which provides that certain of the Fund’s affiliates may borrow either acquisition loans, up to a €100.0 million sub-limit (the “Acquisition Facility”), or secured term loans, in connection with properties located in Belgium, France, Germany, Italy, the Netherlands, Spain or the United Kingdom. Loan draws under Facility 1 bear interest at a rate of 65 basis points over the Euro Interbank Offered Rate (“EURIBOR”) if advanced before December 12, 2007, 90 basis points over EURIBOR if advanced on or after December 12, 2007 but before December 23, 2008 and 150 basis points over ING’s cost of funds if drawn on or after December 23, 2008, subject to further adjustments, and may occur until its maturity on April 30, 2014. Drawings under the Acquisition Facility bear interest at a rate of 180 basis points over ING’s cost of funds, subject to further adjustments, and are repayable within six months of the date of advance, unless extended. The Fund guarantees the Acquisition Facility and is a carve-out indemnitor with respect to the secured term loans.

As of December 31, 2008, the Fund had €316.9 million in outstanding term loans under Facility 1, including €0 outstanding under the Acquisition Facility. Facility 1 contains customary and other affirmative and negative covenants, including financial reporting requirements and maintenance of specific ratios. The Management Company of the Fund believes that the Fund was in compliance with these financial covenants as of December 31, 2008.

On December 29, 2008, the Fund terminated a €142.0 million 364-day multi-currency revolving facility with ING.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 9, 2007, the Fund executed with Aareal Bank A.G. a €275.0 million facility (“Facility 2”), which provides that certain of the Fund’s affiliates may borrow secured term loans in connection with properties located in Belgium, France, Germany, Italy, the Netherlands, Spain or the United Kingdom. Drawings under Facility 2 may occur until its maturity on November 28, 2014, and those made in the first year bore interest at rates ranging from 75 basis points to 130 basis points over EURIBOR. The Fund is a carve-out indemnitor with respect to the secured term loans. As of December 31, 2008, the Fund had €164.7 million in outstanding term loans under Facility 2. Facility 2 contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The Management Company of the Fund believes that the Fund was in compliance with these financial covenants as of December 31, 2008. In addition to both facilities, the Fund had two mortgage loans outstanding as of December 31, 2008 totaling €26.4 million, which mature between 2012 and 2017. As of December 31, 2008, these loans are held with IKB Bank A.G. and Credit Fonciere de France for €13.1 million and €13.3 million, respectively. The mortgage loans with IKB Bank A.G. are also secured with bank guarantees in the amount of €3.3 million, which have been issued off of a line of credit by AMB L.P. These mortgage loans, together with the loans outstanding under the facilities, bear interest at a weighted average rate of 4.96 percent as of December 31, 2008.

As of December 31, 2008, the Fund’s total outstanding debt was approximately €508.0 million, which includes €375.9 million and €132.1 million fixed and floating interest rate debt, respectively, and excludes €7.7 million of favourable fair value adjustments. The fixed interest rate debt includes €357.9 million of debt for which the variable interest rate was swapped to a fixed rate (Note 5).

Adjustments to the fair value of the outstanding debt and related derivative financial instruments (Note 5) for the year ended December 31, 2008 resulted in net unrealised gains of approximately €4.7 million.

The scheduled principal payments of the Fund’s mortgage loans payable as of December 31, 2008 were as follows:

(Euros in thousands)

2009	€7,613
2010	7,732
2011	7,836
2012	7,873
2013	10,378
Thereafter	466,557

Subtotal	507,989
Fair value adjustments	(7,670)

Total mortgage loans payable	€500,319

5.	DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2008 the Fund’s derivative financial instruments included five interest rate swaps with Aareal Bank A.G., ING Bank N.V., and IKB Financial Products S.A. that hedged the cash flows of the Fund’s variable rate borrowings based on EURIBOR plus a margin. During the year ended December 31, 2008, the Fund entered into two interest rate swaps with Aareal Bank A.G. which had effective commencement dates of January 31, 2008 and April 4, 2008, respectively, and into one interest rate swap with ING Bank N.V. which had an effective commencement date of June 30, 2008.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FUND FORMATION COSTS, NET

Year Ended
December 31, 2008
(Euros in thousands)

Beginning balance	€1,614
Amortisation expense	(362)

Ending balance	€1,252

7.	ACCOUNTS RECEIVABLE AND OTHER ASSETS

2008
(Euros in thousands)

Trade debtors	€15,566
Prepayments and accrued income	4,309
Ending balance	€19,875

Trade debtors includes pre-invoiced rent for upcoming rental periods, also included under accounts payable and other liabilities, as “Deferred rent receivable” (Note 9).

8.	DEFERRED FINANCING COSTS, NET

Year Ended
December 31, 2008
(Euros in thousands)

Beginning balance	€4,740
Additions during the period	1,363
Amortisation expense	(762)

Ending balance	€5,341

9.	ACCOUNTS PAYABLE AND OTHER LIABILITIES

2008
(Euros in thousands)

Trade creditors	€1,878
Deferred rent receivable	10,549
Accruals	5,944
Value added taxes	83
Other creditors	3,342

Ending balance	€21,796

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INTEREST ON DEBT AND OTHER FINANCING COSTS

Year Ended
December 31, 2008
(Euros in thousands)

Bank interest and similar expenses	€27,247
Interest to affiliates	508
Amortisation of deferred finance costs	762

Interest, including amortisation	€28,517

11.	TAXATION

As of December 31, 2008, the Fund has accrued a deferred tax liability of €17.1 million representing taxation on the built-in unrealised gains on the properties. The Fund has also accrued a deferred tax asset of €1.1 million as of December 31, 2008 representing net operating loss carry forwards.

The tax consequences for each investor of the Fund of acquiring, holding or disposing of an interest will depend upon the relevant laws of any jurisdiction to which the investor is subject.

12.	GENERAL AND ADMINISTRATIVE EXPENSES

Year Ended
December 31, 2008
(Euros in thousands)

Legal fees	€1,450
Finance & Accounting	865
Audit fees	927
Tax advisory	554
Appraisals	280
Fund administrative	406
Taxation	484
Other fees	638

€5,604

13.	FUND NET ASSET VALUE

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

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the Fund’s Lux GAAP net assets to the Fund NAV as of December 31, 2008:

	2008
	(Euros in thousands)	(Euros per unit)

Lux GAAP net assets	€310,380	795.84
Write-off of straight-line rent receivable	(813)
Deferred taxes: difference between nominal and present value of liability included in net investment income	(1,397)
Deferred tax liability: difference between nominal and present value relating to in-kind property contributions	7,243

Fund NAV	€315,413	808.74

Units outstanding	390,005

14.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Management Regulations, the Management Company is entitled to receive an annual management fee (the “Management Fee”), payable quarterly in arrears, in an amount equal to 0.75 percent per annum of the gross value of the Fund’s assets (determined in accordance with the Management Regulations) as of the end of each calendar quarter. The Fund incurred Management Fees of approximately €7.2 million for the year ended December 31, 2008.

Also under the Management Regulations, the Management Company is entitled to receive an acquisition fee (the “Acquisition Fee”) in an amount equal to 0.9 percent of the acquisition cost of properties acquired by the Fund for identifying, analysing, recommending and closing the purchase of properties acquired directly or indirectly by the Fund from a third party. Acquisition Fees are capitalised and included in investments in real estate in the accompanying consolidated statement of net assets. The Fund capitalised Acquisition Fees of approximately €0.9 million for the year ended December 31, 2008.

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

At certain properties, affiliates of AMB L.P. are responsible for the property management or the accounting or both. On a quarterly basis, affiliates of AMB L.P. earn property management fees between 0.1 percent and 2.8 percent of the respective property’s base rent. For the year ended December 31, 2008, affiliates of AMB L.P. earned property management fees of approximately €1.0 million.

At certain properties, affiliates of AMB L.P. earn construction management fees when it has acted as the project manager. During the year ended December 31, 2008, affiliates of AMB L.P. earned construction management fees of approximately €0.1 million.

At certain properties, affiliates of AMB L.P. earn a leasing commission when it has acted as the listing broker or the procuring broker or both. During the year ended December 31, 2008, affiliates of AMB L.P. earned no leasing commissions.

Commencing June 30, 2010 and every three years thereafter, AMB Europe is entitled to receive an incentive distribution of 20.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 25.0 percent over a 12.0 percent nominal IRR. As of December 31, 2008, no incentive distribution has been paid to AMB Europe.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Fund reduced the accrual for the hypothetical incentive distributions to AMB Europe during the year ended December 31, 2008 by approximately €0.9 million.

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

The Properties are allocated a portion of the insurance expense incurred by AMB L.P. based on AMB L.P.’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties was approximately €0.7 million for the year ended December 31, 2008.

15.	SUBSIDIARIES

The following subsidiaries of the Fund were fully consolidated as of December 31, 2008:

			Name of	Registered
	Registered	Effective	Entity	Office,	Effective
Name of Entity	Office, Country	Ownership	(Continued)	Country	Ownership

AMB Altenwerder DC 1 Holding B.V.	Amsterdam, Netherlands	100%	AMB FRA LC 568 Holding BV	Amsterdam, Netherlands	100%
AMB Altenwerder DC 1 BV & Co KG	Frankfurt am Main, Germany	94%	AMB Koolhovenlaan 1 B.V.	Amsterdam, Netherlands	100%
AMB Arena DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Koolhovenlaan 2 B.V.	Amsterdam, Netherlands	100%
AMB Arena DC 2 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 1 S.a.r.l.	Luxembourg	100%
AMB Bremerhaven DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 2 S.a.r.l.	Luxembourg	100%
AMB BRU Air Cargo Center BVBA	Brussels, Belgium	100%	AMB Le Grand Roissy Mesnil SAS	Levallois Perret, France	100%
AMB Capronilaan B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Santal SAS	Levallois Perret, France	100%
AMB CDG CC Holding SAS	Levallois Perret, France	100%	AMB Le Grand Roissy Saturne SAS	Levallois Perret, France	100%
AMB CDG Cargo Center SAS	Levallois Perret, France	100%	AMB Le Grand Roissy Scandy SAS	Levallois Perret, France	100%
AMB Cessnalaan DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Scipion SAS	Levallois Perret, France	100%
AMB Douglassingel B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Segur SAS	Levallois Perret, France	100%
AMB Dutch Holding B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sepia SAS	Levallois Perret, France	100%
AMB Eemhaven DC B.V	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Seringa SAS	Levallois Perret, France	100%
AMB Eemhaven DC 2 BV.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Signac SAS	Levallois Perret, France	100%
AMB Eemhaven DC 3 B.V	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sisley SAS	Levallois Perret, France	100%
AMB European Holding S.a.r.l	Luxembourg	100%	AMB Le Grand Roissy Soliflore SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 1 B.V	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sonate SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 2 B.V	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sorbiers SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 3B B.V	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Storland SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 4A B.V	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Symphonie SAS	Levallois Perret, France	100%
AMB France Holding SAS	Levallois Perret, France	100%	AMB Lille Holding 1 SAS	Levallois Perret, France	100%
AMB France Participations SAS	Levallois Perret, France	100%	AMB North Heathrow DC 1 BV	Amsterdam, Netherlands	100%
AMB Fund Luxembourg 1 S.a.r.l	Luxembourg	100%	AMB Orléans Holding 1 SAS	Levallois Perret, France	100%
AMB Fund Luxembourg 2 S.a.r.l	Luxembourg	100%	SCI AMB Orléans DC 1	Levallois Perret, France	100%
AMB Fund Luxembourg 3 S.a.r.l	Luxembourg	100%	AMB Paris Nord 2 DC Holding 3 SAS	Levallois Perret, France	100%
AMB Gebäude 556 S.a.r.l	Luxembourg	94%	SCI AMB Paris Nord 2 DC 1	Levallois Perret, France	100%
Gebäude 556 Cargo City Süd B.V. & Co. KG	Frankfurt am Main, Germany	94%	SCI AMB Paris Nord 2 DC 2	Levallois Perret, France	100%
AMB Gonesse DC Holding SAS	Levallois Perret, France	100%	SCI AMB Paris Nord 2 DC 3	Levallois Perret, France	100%
AMB Gonesse DC Holding 2 SAS	Levallois Perret, France	100%	AMB Paris Nord 2 Holding 4 S.a.r.l.	Luxembourg	100%
AMB Gonesse DC Holding 3 SAS	Levallois Perret, France	100%	SAS Paris Nord 2 DC 4	Levallois Perret, France	100%
AMB Gonesse DC Holding 4 SAS	Levallois Perret, France	100%	AMB Schiphol DC B.V.	Amsterdam, Netherlands	100%
SCI AMB Gonesse DC	Levallois Perret, France	100%	AMB Steinwerder DC 1-4 B.V.	Amsterdam, Netherlands	99.6%
SCI AMB Gonesse DC 2	Levallois Perret, France	100%	AMB Tilburg DC 1 B.V.	Amsterdam, Netherlands	100%
SCI AMB Gonesse DC 3	Levallois Perret, France	100%	AMB Villebon DC 2 SAS	Levallois Perret, France	100%
SCI AMB Gonesse DC 4	Levallois Perret, France	100%	AMB Villebon Holding S.a.r.l.	Luxembourg	50%
AMB Hamburg Holding BV & Co. KG	Frankfurt am Main, Germany	94%	AMB Waltershof DC 1 B.V.	Amsterdam, Netherlands	99.7%
AMB Hausbruch IC 1 B.V	Amsterdam, Netherlands	100%	AMB Waltershof DC 2 Holding B.V.	Amsterdam, Netherlands	100%
AMB Hausbruch IC 6 GmbH	Düsseldorf, Germany	100%	AMB Waltershof DC 3 Holding B.V.	Amsterdam, Netherlands	100%
AMB Hordijk DC B.V.	Amsterdam, Netherlands	100%	AMB Waltershof DC 2 B.V. & Co. KG	Frankfurt am Main, Germany	94%
AMB Isle d’Abeau Holding 2A SAS	Levallois Perret, France	100%	AMB Waltershof DC 3 B.V. & Co. KG	Frankfurt am Main, Germany	94%
SCI AMB Isle d’Abeau DC 2A	Levallois Perret, France	100%	AMB Waltershof DC 4-7 B.V.	Amsterdam, Netherlands	100%

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 25, 2008, a tenant (the “Tenant”) at the AMB BRU Cargo Center filed a lawsuit against AMB BRU Air Cargo Center BVBA (“BRU Cargo”), the owner of the facility, alleging various claims for damages in the amount of approximately E 0.6 million arising from the construction of the expansion works at the facility. BRU Cargo has required N.V. Cosimco (“Cosimco”), the general contractor for the expansion works, and Guido Peters (the “Construction Manager”), the construction manager for the expansion works, to intervene in the proceedings on behalf of BRU Cargo, and BRU Cargo has filed indemnification claims against Cosimco and the Construction Manager with respect to the lawsuit.

Neither BRU Cargo nor the Fund has accrued any amounts related to the litigation with the Tenant. BRU Cargo for itself and on behalf of the Fund intends to vigorously defend itself against the claims.

Forward Commitments.  On September 27, 2008, the Fund entered into a forward commitment agreement to purchase the shares of Cargoport Grundstücks GmbH (“Cargoport”) upon the completion of a two-story warehouse facility by the seller on land ground leased by Cargoport and located in the Frankfurt market. The completion is currently scheduled for the third quarter 2009. The purchase price of the building amounts to approximately €59.7 million upon completion. The payment of the purchase price of the shares will take place at completion and is based on the net asset value of Cargoport. In addition, upon closing of the acquisition, the Fund’s acquiring subsidiary will assume the Cargoport ground lease and commence paying ground lease rent payments of approximately €0.3 million per year, for the duration of the ground lease expiring in 2067. The building has been pre-leased in its entirety, with a tenant lease term of ten years, with an option to renew.

Other Commitments.  One of the Fund’s subsidiaries has granted a lease incentive to its lessee for an amount of €0.6 million as a contribution towards improvements to be made by the lessee to the premises. This amount will be paid upon receipt of a specified invoice from lessee in cash.

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

Luxembourg GAAP varies in certain significant respects from the accounting principles generally accepted in the United States (“US GAAP”). The approximate effect of these principal differences on the Fund’s Consolidated

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Net Assets and Consolidated Statement of Operations are quantified below and described in the accompanying notes.

A.	The differences between US GAAP and Luxembourg GAAP are summarised as follows:

Under US GAAP:

•	Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. At acquisition an intangible asset or liability for the value attributable to above or below-market leases, in-place leases and lease origination costs for all acquisitions is recorded. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.

•	Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are owned by federal, state or local port authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. Depreciation of tenant improvements is recorded of the remaining lease term. Amortisation of above and below-market leases is recorded in rental revenues over the average remaining lease term. In-place leases are amortised over the average remaining lease term.

•	Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Fund’s formation and subsequent property acquisitions. The debt premiums are being amortised as an offset to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. Costs incurred related to start-up activities, including organizational costs, are expensed as incurred. Costs incurred relating to raising capital are recorded as an offset to Unitholderss Capital. Financial instruments are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities. This standard provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss.

•	Valuation allowances for deferred tax assets can be recorded as an offset to deferred tax assets. The Fund is not subject to tax and therefore does not record deferred tax liability related to the ultimate sale of assets.

Under Luxembourg GAAP:

•	All real estate investments, including debt investments and derivatives, are revalued to fair market value and the premium generated from the acquisition of entities at a price below fair market value of acquired assets and liabilities is recognised as an unrealised gain.

•	Organizational costs and other fund formation costs are capitalized and amortised on a straight-line basis over a 5 year period.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Deferred tax liabilities are recorded on unrealized taxable gains at the statutory tax rate for capital gains in the property’s jurisdiction and reduced by 50% to represent a customary buyer and seller split of proceeds on potential future dispositions.

•	Additional differences under Luxembourg GAAP are discussed in Note 2.

B.	Conversion of financial statements to US GAAP

(I)	INCREMENTAL IMPACT ON NET DECREASE IN NET ASSETS AVAILABLE TO UNITHOLDERS

Net decrease in net assets available to Unitholders, as reported under Luxembourg GAAP	€(67,868)
Fair market value adjustments on real estate	86,219
Fair market value adjustments on debt	(4,643)
Fund formation and organization cost adjustments	362
Depreciation expense	(25,778)
Amortisation of above/below market leases	1,727
Minority interests’ share of depreciation expense	232
Valuation allowance for deferred tax asset, net of minority interests’ share	718

Net decrease in net assets available to Unitholders under US GAAP	€(9,031)

(II)	CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

US GAAP requires that a Statement of Comprehensive Income be presented reporting the non-shareholder related transactions that have affected shareholders’ equity during the period.

Net decrease in net assets available to Unitholders under US GAAP	€(9,031)
Other comprehensive gain (loss) items, before tax:
Financial instrument adjustments, net of minority interests’ share	(24,645)

Comprehensive net decrease in net assets available to Unitholders under US GAAP	€(33,676)

(III)	CONSOLIDATED STATEMENT OF NET ASSETS

The incorporation of the differences in accounting principles results in the following Consolidated Statement of Net Assets presented under US GAAP as at December 31, 2008.

ASSETS
Total investments in real estate	€826,971
Cash and cash equivalents	50,125
Restricted cash	198
Deferred financing costs, net	5,341
Accounts receivable and other assets	24,850

Total assets	€907,485

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIABILITIES
Liabilities:
Mortgage loans payable	€507,989
Accounts payable and other liabilities	61,273
Interest payable	4,453
Security deposits	2,926

Total liabilities	576,641

Commitments and contingencies (Note 16)
Minority interests	€2,187

Total net assets	€328,657

(IV)	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

The following is a reconciliation of Unitholders’ Capital incorporating the differences between Luxembourg and US GAAP.

Unitholders’ capital under Luxembourg GAAP	€310,380
Real estate adjustments	3,468
Raising equity costs	(1,521)
Cumulative adjustments to net decrease in net assets available to Unitholders	37,934
Cumulative adjustment to other comprehensive loss	(21,604)

Unitholders’ capital under US GAAP	€328,657

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

/s/ PricewaterhouseCoopers S.à r.1.
Réviseur d’ entreprises
Represented by

Kees Hage
Luxembourg, February 27, 2008

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

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM INCORPORATION (MAY 31, 2007) TO DECEMBER 31, 2007

	AMB European
	Investments, LLC	Other Unitholders	Total	Units Issued
	(Euros in thousands)

Balance at Incorporation (May 31, 2007)	€—	€—	€—	—
Contributions at Inception (June 12, 2007)	52,500	210,000	262,500	262,500
Adjustment to deferred tax liability (Note 13)	(1,473)	(5,731)	(7,204)	—
Net investment income	1,945	7,868	9,813	—
Incentive distribution accrual (Note 14)	(187)	(726)	(913)	—
Net unrealised gains	2,103	8,211	10,314	—
Contributions	8,422	13,364	21,786	21,175
AMB Fund Management, S.à.r.l. management fee (Note 14)	(616)	(2,386)	(3,002)	—
Distributions to Unitholders	(1,340)	(4,872)	(6,212)	—

Balance at December 31, 2007	€61,354	€225,728	€287,082	283,675

Ownership percentage as of December 31, 2007	21.37%	78.63%	100.00%

The accompanying notes are an integral part of the consolidated financial statement.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCORPORATION (MAY 31, 2007) TO DECEMBER 31, 2007

(Euros in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
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

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following subsidiaries of the Fund were fully consolidated as of December 31, 2007 (some entity names have been or are in the process of being changed):

	Registered Office,	Effective	Name of Entity	Registered Office,	Effective
Name of Entity	Country	Ownership	(Continued)	Country	Ownership

AMB Altenwerder DC 1 Holding B.V.	Amsterdam, Netherlands	100%	AMB Koolhovenlaan 1 B.V.	Amsterdam, Netherlands	100%
AMB Altenwerder DC 1 BV & Co KG	Frankfurt am Main, Germany	94%	AMB Koolhovenlaan 2 B.V.	Amsterdam, Netherlands	100%
AMB Arena DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 1 S.a r.l.	Luxembourg	100%
AMB Arena DC 2 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 2 S.a r.l.	Luxembourg	100%
AMB Bremerhaven DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Seringa SAS	Levallois Perret, France	100%
AMB BRU Air Cargo Center, B.V.B.A.	Brussels, Belgium	100%	AMB Le Grand Roissy Santal SAS	Levallois Perret, France	100%
AMB Capronilaan B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Signac SAS	Levallois Perret, France	100%
AMB CDG Cargo Center SAS	Levallois Perret, France	100%	AMB Le Grand Roissy Saturne SAS	Levallois Perret, France	100%
AMB CDG CC Holding SAS	Levallois Perret, France	100%	AMB Le Grand Roissy Sisley SAS	Levallois Perret, France	100%
AMB Cessnalaan DC1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Mesnil SAS	Levallois Perret, France	100%
AMB Douglassingel B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Soliflore SAS	Levallois Perret, France	100%
AMB Dutch Holding B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Scandy SAS	Levallois Perret, France	100%
AMB Eemhaven DC B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sonate SAS	Levallois Perret, France	100%
AMB Eemhaven DC 3 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Scipion SAS	Levallois Perret, France	100%
AMB European Holding S.a r.l.	Luxembourg	100%	AMB Le Grand Roissy Sorbiers SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Segur SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 2 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Storland SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 3B B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sepia SAS	Levallois Perret, France	100%
AMB Fokker Logistics Center 4A B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Symphonie SAS	Levallois Perret, France	100%
AMB France Holding SAS	Levallois Perret, France	100%	AMB Lille Holding 1 SAS	Levallois Perret, France	100%
AMB France Participations SAS	Levallois Perret, France	100%	SCI AMB Lille DC 1	Levallois Perret, France	100%
SCI AMB Isle d’Abeau DC 2A	Levallois Perret, France	100%	SCI AMB Paris Nord 2 DC 1	Levallois Perret, France	100%
AMB Isle d’Abeau DC 2 Holding SAS	Levallois Perret, France	100%	SCI AMB Paris Nord 2 DC 2	Levallois Perret, France	100%
AMB Gebäude 556 S.a r.l.	Luxembourg	94%	SCI AMB Paris Nord 2 DC 3	Levallois Perret, France	100%
Gebäude 556 Cargo City Süd B.V. & Co. KG	Frankfurt am Main, Germany	94%	AMB Paris Nord 2 DC Holding 3 SAS	Levallois Perret, France	100%
SCI AMB Gonesse DC	Levallois Perret, France	100%	AMB Eemhaven DC 2 BV	Amsterdam, Netherlands	100%
AMB Gonesse DC Holding SAS	Levallois Perret, France	100%	AMB Orléans Holding 1 SAS	Levallois Perret, France	100%
AMB Gonesse DC Holding 2 SAS	Levallois Perret, France	100%	SCI AMB Orléans DC 1	Levallois Perret, France	100%
SCI AMB Gonesse DC 2	Levallois Perret, France	100%	AMB Schiphol DC B.V.	Amsterdam, Netherlands	100%
AMB Gonesse DC Holding 3 SAS	Levallois Perret, France	100%	AMB Steinwerder DC 1-4 B.V.	Amsterdam, Netherlands	99.6%
AMB Gonesse DC Holding 4 SAS	Levallois Perret, France	100%	AMB Tilburg DC 1 B.V.	Amsterdam, Netherlands	100%
SCI AMB Gonesse DC 3	Levallois Perret, France	100%	AMB Waltershof DC 2 Holding B.V.	Amsterdam, Netherlands	100%
SCI AMB Gonesse DC 4	Levallois Perret, France	100%	AMB Waltershof DC 3 Holding B.V.	Amsterdam, Netherlands	100%
AMB Fund Luxembourg 1 S.a r.l.	Luxembourg	100%	AMB Waltershof DC 3 B.V. & Co. KG	Frankfurt am Main, Germany	94%
AMB Fund Luxembourg 2 S.a r.l.	Luxembourg	100%	AMB Waltershof DC 2 B.V. & Co. KG	Frankfurt am Main, Germany	94%
AMB Fund Luxembourg 3 S.a r.l.	Luxembourg	100%	AMB Waltershof DC 1 B.V.	Amsterdam, Netherlands	99.7%
AMB Hamburg Holding BV & Co. KG	Frankfurt am Main, Germany	94%	AMB Waltershof DC 4-7 B.V.	Amsterdam, Netherlands	100%
AMB Hordijk DC B.V.	Amsterdam, Netherlands	100%

16.	COMMITMENTS AND CONTINGENCIES

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
Other comp rehensive gain (loss) items, before tax:
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

ASSETS
Total investments in real estate	€731,147
Cash and cash equivalents	35,343
Restricted cash	628
Deferred financing costs, net	4,740
Accounts receivable and other assets	22,665

Total net assets	€794,523

LIABILITIES
Liabilities:
Mortgage loans payable	€457,175
Accounts payable and other liabilities	54,801
Interest payable	4,436
Security deposits	2,895

Total liabilities	519,307

Commitments and contingencies (Note 16)
Minority interests	€2,647

Total net assets	€272,569

(IV)	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

The following is a reconciliation of Unitholders’ Capital incorporating the differences between Luxembourg and US GAAP.

Unitholders’ capital under Luxembourg GAAP	€287,082
Real estate adjustment	8,048
Fund formation costs	(1,521)
Cumulative adjustments to net decrease in net assets available to Unitholders	(17,999)
Cumulative adjustments to other comprehensive income	(3,041)

Unitholders’ capital under US GAAP	€272,569

18.	SUBSEQUENT EVENTS

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

AMB-SGP MEXICO, LLC

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Members of
AMB-SGP Mexico, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of members’ capital and of cash flows present fairly, in all material respects, the financial position of AMB-SGP Mexico, LLC and it subsidiaries (collectively, the “Company”) at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
February 12, 2009

AMB-SGP MEXICO, LLC

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

2008
(Dollars
in thousands)

ASSETS
Investments in real estate:
Land	$73,633
Buildings and improvements	280,350

Total investments in real estate	353,983
Accumulated depreciation and amortization	(21,962)

Net investments in real estate	332,021
Cash and cash equivalents	9,378
Accounts receivables and other assets	2,195
Deferred financing costs, net	1,291

Total assets	$344,885

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Mortgage loans payable	$170,403
Lines of credit	58,825
Shareholder loans payable	89,618
Accounts payable and other liabilities	1,773
Due to related parties	2,770
Interest payable	15,866
Security deposits	3,009

Total liabilities	342,264

Commitments and contingencies (Note 9)
Minority interests	1,839

Members’ capital:
AMB Property, L.P.	188
Industrial (Mexico) JV Pte Ltd	594

Total members’ capital	782

Total liabilities and members’ capital	$344,885

The accompanying notes are an integral part of the consolidated financial statements.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

2008
(Dollars
in thousands)

RENTAL REVENUES	$33,009
COSTS AND EXPENSES
Property operating costs	4,507
Real estate taxes and insurance	731
Depreciation and amortization	9,605
General and administrative	2,678

Total costs and expenses	17,521

Operating income	15,488
OTHER INCOME AND EXPENSES
Interest and other (expense)	(480)
Interest, including amortization	(27,413)

Total other income and expenses	(27,893)

Loss before minority interests and provision for income and net asset taxes	(12,405)

Benefit (expense) for income and asset taxes:
Current	(1,325)
Deferred	256

Loss before minority interests	(13,474)
Minority interests’ share of loss	392

Net loss available to members	$(13,082)

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2008

		Industrial (Mexico) JV
	AMB Property, L.P.	Pte Ltd	Total
	(Dollars in thousands)

Balance at December 31, 2007	$1,013	$4,092	$5,105
Contributions	1,685	7,074	8,759
Net loss	(2,510)	(10,572)	(13,082)

Balance at December 31, 2008	$188	$594	$782

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

2008
(Dollars
in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,605
Finance cost amortization	653
Straight-line rents	227
Deferred taxes	(256)
Minority interests’ share of loss	(392)
Changes in assets and liabilities:
Accounts receivables and other assets	8,526
Prepaid income taxes	(339)
Accounts payable and other liabilities	(1,215)
Due to related parties	(14)
Interest payable	2,738
Security deposits	(147)

Net cash provided by operating activities	6,304

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties	(1,185)
Net cash paid for property acquisitions	(91,097)

Net cash used in investing activities	(92,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members	8,759
Contributions from minority interest members	728
Payments on mortgage loans payable	(3,046)
Payment of financing costs	(167)
Borrowings on lines of credit	58,825
Borrowings on shareholder loans payable	23,353

Net cash provided by financing activities	88,452

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,474
CASH AND CASH EQUIVALENTS — Beginning of year	6,904

CASH AND CASH EQUIVALENTS — End of year	$9,378

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	ORGANIZATION

On December 31, 2004 (“Date of Inception”), AMB Property, L.P. (“AMB”) and Industrial (Mexico) JV Pte Ltd (“GIC”), formed AMB-SGP Mexico, LLC, a Delaware limited liability company (the “Company”), for the purpose of investing in industrial properties in Mexico.

At the Date of Inception, AMB and GIC made cash equity contributions, net of transaction costs, of $1.5 million and $6.2 million, respectively, and acquired three properties comprised of eight buildings totaling 1.3 million square feet (unaudited).

Pursuant to the Limited Liability Company Agreement (the “Agreement”), AMB and GIC have investment capital commitments to the Company of $50.0 million and $200.0 million, respectively. As of December 31, 2008, the remaining investment capital commitments from AMB and GIC were $24.6 million and $98.1 million, respectively.

AMB is the general manager of the Company with a 19.19 percent managing member and limited member interest. GIC is an 80.81 percent limited member. According to the Agreement, the term of the Company will continue until December 31, 2011, unless extended or terminated sooner as provided for in the Agreement. AMB provides asset and portfolio management services for the Company’s real estate investments.

The Company owns 99.0 percent of the membership interests in the following Delaware limited liability corporations: AMB Mexico, L.L.C., AMB Chapala, LLC, AMB GDL 1, LLC, AMB Ferrocarril, LLC, AMB Corregidora, LLC, AMB Frontera, LLC, AMB Arbolada, LLC, AMB Los Altos 1, LLC, AMB Ocotillo, LLC and AMB GDL 2, LLC (the “U.S. LLCs”). In connection with the Company’s holdings in AMB Ferrocarril, LLC and in accordance with the First Amended and Restated Limited Liability Company Agreement, AMB will be treated as if it had contributed a 99.0 percent membership interest in the U.S. LLCs in exchange for the real estate assets held by the Mexican limited liability entities covered under the Agreement. The U.S. LLCs in turn hold a 98.0 percent equity interest in the following Mexican limited liability entities (the “SRLs”): AMB Acción San Martín Obispo I, S. de R.L. de C.V., AMB- Acción Centro Logístico Parque 1, S. de R.L. de C.V., AMB-Acción GDL 1, S. de R.L. de C.V., AMB-Acción San Martin Obispo II, S. de R.L. de C.V., AMB-Acción Corregidora Distribution Center, S. de R.L. de C.V. , AMB-Acción Apodaca Industrial Park 2, S. de R.L. de C.V., AMB-Acción Arbolada Distribution Center, S. de R.L. de C.V., AMB-Acción Los Altos Industrial Park 1, S. de R.L. de C.V., AMB Ocotillo, S. de R.L. de C.V. and AMB Acción GDL 2, de R.L. de C.V.

As of December 31, 2008, the Company owned 26 industrial buildings (the “Properties”), 13 in Guadalajara, 11 in Mexico City, 1 in Queretaro and 1 in Tijuana, totaling approximately 6.3 million square feet (unaudited).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Company and the Company’s controlled subsidiaries. Non-controlling membership interests are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Foreign Currency Remeasurement and Transactions.  The U.S. dollar is the functional currency for the Company’s Mexican operations as it is the currency of the primary economic environment in which the Company

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operates. Monetary assets and liabilities denominated in Mexican pesos are remeasured using the exchange rate at the balance sheet date. Non-monetary assets and liabilities are reported at historical U.S. dollar balances. Income and expenses denominated in Mexican pesos are remeasured in a manner that approximates the weighted average exchange rates for the quarter. Foreign currency remeasurement and transaction gains and losses are included in other (expense) income in the consolidated statement of operations. During the year ended December 31, 2008 the Company reported foreign currency remeasurement and transaction losses of approximately $1.2 million.

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included on the consolidated statement of operations. The management of the Company believes that there were no impairments of the carrying value of its investments in real estate as of December 31, 2008.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives are as follows:

Building costs	5 to 40 years
Building and improvements:
Roof/HVAC/parking lots	5 to 40 years
Plumbing/signage	7 to 25 years
Painting and other	5 to 40 years
Tenant improvements	Over initial lease term
Lease commissions	Over initial lease term

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or improvements that extend the economic useful life of assets are capitalized.

The Company records at acquisition an intangible asset for the value attributable to in-place leases and lease origination costs. As of December 31, 2008, the Company has recorded intangible assets in the amounts of $7.8 million for the value attributable to in-place leases and $9.5 million for the value attributable to lease origination costs, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2008, deferred financing costs were $1.3 million, net of accumulated amortization.

Minority Interests.  Minority interests represent interests held by AMB and AMB Property Mexico (“AMB Mexico”), formerly known as G. Acción, S.A. de C.V. (“G. Acción”), in various Company entities. Such investments are consolidated because the Company owns a majority interest and exercises control through the ability to control major operating decisions.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Members’ Capital.  Profits and losses of the Company are allocated to each of the members in accordance with the Agreement. Distributions are made to each of the members in accordance with the Agreement.

Rental Revenues.  The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period in which the applicable expenses are incurred. In addition, the Company nets its bad debt expense against rental income for financial reporting purposes. No bad debt expense was recorded for the year ended December 31, 2008.

Income Taxes.  No provision for U.S. federal income taxes has been recorded on the books of the Company, since the members’ respective shares of taxable income are reportable by the members on their respective tax returns. The Company accounts for Mexican income taxes for its Mexican subsidiaries using the asset and liability method. Under this method, income and flat taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the value of net operating loss carry-forward balances. Deferred income taxes are measured using the tax rates that are assumed will be in effect when the temporary differences will reverse and/or the net operating loss carry-forward balances will be utilized. A valuation allowance is recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Company in its trade areas. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be received. The Company has one tenant that accounted for 14.1 percent of rental revenues for the year ended December 31, 2008.

Fair Value of Financial Instruments.  As of December 31, 2008, the Company’s financial instruments include mortgage loans payable and unsecured lines of credit. Based on borrowing rates available to the Company at December 31, 2008, the estimated fair value of the mortgage loans payable and lines of credit was $215.0 million.

New Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 161.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2008, the Company acquired three industrial buildings totaling 1,421,042 square feet (unaudited). The total aggregate investment was approximately $91.1 million, which includes approximately $0.6 million in closing costs related to these acquisitions. The $90.5 million total purchase price related to these acquisitions was allocated $13.8 million to land, $69.1 million to buildings and improvements, $1.6 million to in-place leases, and $6.0 million to lease origination costs.

4.	DEBT

As of December 31, 2008, debt consisted of the following:

2008
(Dollars in thousands)

Mortgage loans, fixed interest rate ranging from 6.6% of 6.9%,due on January 15, 2012	$147,964
Mortgage loan, variable interest rate of 1.9% over 30-day LIBOR (2.3% at December 31, 2008), due on January 15, 2012	22,439
Subscription line of credit of $56,000, variable interest rate of 1.0% over 30-day LIBOR as of December 31, 2008 (1.4% at December 31, 2008), due on July 27, 2011	47,060
Subscription line of credit of $14,000, variable interest rate of 1.3% over 30-day LIBOR as of December 31, 2008 (1.7% at December 31, 2008), due on July 27, 2011	11,765
Unsecured shareholder loan payable to AMB, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.51% at December 31, 2008) with maturity dates ranging from December 31, 2012 to June 30, 2018	17,928
Unsecured shareholder loan payable to GIC, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.51% at December 31, 2008) with maturity dates ranging from December 31, 2012 to June 30, 2018	71,690

Total consolidated debt	$318,846

During the year ended December 31, 2008, the Company amended the maturity date for its lines of credit, which expired on July 26, 2008. The new maturity date for these lines of credit is July 27, 2011.

During the year ended December 31, 2008, the Company recorded interest expense of $13.2 million related to unsecured shareholder loans payable to AMB and GIC.

The scheduled principal payments of the Company’s mortgage loans payable and lines of credit as of December 31, 2008 were as follows:

(Dollars in thousands)

2009	$3,223
2010	3,411
2011	62,439
2012	160,155

Total	$229,228

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2008. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

2009	$30,839
2010	24,084
2011	16,052
2012	13,968
2013	8,542
Thereafter	23,918

Total	$117,403

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $4.2 million for the year ended December 31, 2008. This amount is included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

December 31, 2008
(Dollars in thousands)

Cash paid for interest	$24,022

Cash paid for income taxes	$339

Decrease in accounts receivable related to capital improvements	$(671)

Decrease in accounts payable related to capital improvements	$(67)

Acquisition of properties	$91,097
Non-cash transactions:
Assumption of security deposits	(867)
Assumption of other assets	1,722
Assumption of other liabilities	(855)

Net cash paid for property acquisitions	$91,097

7.	INCOME AND FLAT TAXES

As a U.S. limited liability company, the allocated share of income or loss of the Company is included in the income tax returns of the individual equity interest owners. The Company’s Mexican subsidiaries are subject to Mexican statutory income and flat tax laws.

As of January 1, 2008, the business flat tax (IETU) replaced the asset tax and functions as an alternative minimum corporation tax.

As of December 31, 2008, the Company had prepaid taxes to the Government of Mexico in the amount of $1.7 million, which is offset against current taxes payable in the accompanying consolidated balance sheet.

The Company’s current income tax provision was computed based on the Mexican statutory rate of 28.0 percent. The flat tax provision was computed at the Mexican statutory rate of 16.5 percent.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexican income and flat tax expense for the year ended December 31, 2008 were as follows:

(Dollars
in thousands)

Current income and flat tax expense	$(1,325)
Deferred income tax benefit	256

Total expense for income and flat taxes	$(1,069)

For tax purposes, as of December 31, 2008, the Company has Mexican net operating loss carry-forwards of approximately $59.9 million, which will be available to offset future taxable income. If not used, these carry-forwards will expire between 2012 and 2018.

The Company’s deferred tax assets primarily relate to the value of tax net operating losses. The Company’s deferred tax liabilities relate to the differences between the basis for financial reporting purposes and tax reporting purposes. As of December 31, 2008, management believes that it is more likely than not that any deferred tax asset that exceeds the deferred tax liability will not be realized and therefore is offset with a valuation allowance. This analysis is completed for each Mexican subsidiary.

8.	TRANSACTIONS WITH SHAREHOLDERS AND RELATED PARTIES

Pursuant to the Agreement, the Company records management/consulting fees to AMB and AMB Mexico at a rate of 7.35 percent and 0.15 percent, respectively, of the net operating income of each SRL. The management/consulting fees are payable on a quarterly basis. Management/consulting fees are included in general and administrative expenses in the accompanying consolidated statement of operations. The Company recorded management/consulting fees to AMB and AMB Mexico of $2.1 million for the year ended December 31, 2008.

In addition, the Agreement states that AMB and AMB Mexico will receive in aggregate acquisition fees equal to 0.9 percent of the acquisition cost of any assets purchased by the Company other than assets purchased from an AMB-affiliated entity. The Company no paid acquisition fees to AMB for the year ended December 31, 2008. The Company paid no acquisition fees to AMB Mexico for the year ended December 31, 2008.

As of December 31, 2008, the Company had unsecured minority interest shareholder loan obligations to AMB Mexico totaling $1.8 million. As of December 31, 2008, these loans had a weighted average rate of 16.51 percent, with maturity dates ranging from December 31, 2012 and June 30, 2018. These minority interest shareholder loans are included in minority interests in the accompanying consolidated balance sheet. Interest expense related to these minority interest shareholder loans is payable on a quarterly basis and is included in interest expense in the accompanying consolidated statement of operation. For the year ended December 31, 2008, the Company recorded interest expense from unsecured minority interest shareholder loans of $0.3 million.

AMB will be entitled to receive a promote distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR, reflecting the hypothetical dissolution of the Company at December 31, 2011, or actual dissolution of the Company. As of December 31, 2008, no promote distribution had been earned by AMB.

As of December 31, 2008, the Company had obligations to AMB of $2.8 million, primarily related to the unpaid portion of the purchase price of the properties acquired at the Date of Inception.

The SRLs are charged property management fees from AMB Mexico. The property management fees are calculated at a rate of 3.0 percent of net rental income as defined in the various SRL project agreements. Property management fees are included as part of property operating costs in the accompanying consolidated statement of operations. The Company incurred property management fees to AMB Mexico of $1.0 million for the year ended December 31, 2008.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Contingent and unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to approximately $0.3 million for the year ended December 31, 2008.

9.	COMMITMENTS AND CONTINGENCIES

Litigation.  In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Environmental Matters.  The Company follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the SRLs that would have a material adverse effect on the Company’s business assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s consolidated results of operations and cash flows.

General Uninsured Losses.  The Company carries liability, flood, environmental, terrorism and property and rental loss insurance. The Company believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss and the cost of such coverage and industry practice. In addition, certain of the Company’s properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of wars that may be either uninsurable or not economically insurable. Although, the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits, that the Company believes are commercially reasonable, it is not certain that the Company will be able to collect under such policies. If an uninsured loss occurs, the Company could lose its investment in, and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB, including properties owned by the Company.

AMB-SGP MEXICO, LLC

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006
(Report not required)

AMB-SGP MEXICO, LLC

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	Report not	Report not
	Required	Required
	2007	2006
	(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$59,849	$39,429
Buildings and improvements	202,590	125,952

Total investments in real estate	262,439	165,381
Accumulated depreciation and amortization	(12,357)	(6,398)

Net investments in real estate	250,082	158,983
Cash and cash equivalents	6,904	10,008
Accounts receivables and other assets	8,555	1,386
Deferred financing costs, net	1,777	1,824
Prepaid income taxes	—	201
Deferred tax assets	—	119

Total assets	$267,318	$172,521

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Mortgage loans payable	$173,449	$94,999
Lines of credit	—	11,700
Shareholder loans payable	66,265	41,818
Accounts payable and other liabilities	2,539	2,530
Due to related parties	2,784	2,920
Interest payable	13,128	7,686
Security deposits	2,289	1,351
Deferred tax liabilities	256	—

Total liabilities	260,710	163,004

Commitments and contingencies (Note 9)
Minority interests	1,503	1,081

Members’ capital:
AMB Property, L.P.	1,013	1,652
Industrial (Mexico) JV Pte Ltd	4,092	6,784

Total members’ capital	5,105	8,436

Total liabilities and members’ capital	$267,318	$172,521

The accompanying notes are an integral part of these consolidated financial statements.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Report not	Report not
	Required	Required
	2007	2006
	(Dollars in thousands)

RENTAL REVENUES	$24,026	$14,542
COSTS AND EXPENSES
Property operating costs	3,290	2,370
Real estate taxes and insurance	539	468
Depreciation and amortization	5,959	3,529
General and administrative	2,061	1,565

Total costs and expenses	11,849	7,932

Operating income	12,177	6,610
OTHER INCOME AND EXPENSES
Interest and other income	148	545
Interest, including amortization	(21,383)	(14,267)

Total other income and expenses	(21,235)	(13,722)

Loss before minority interests and provision for income and net asset taxes	(9,058)	(7,112)

Benefit (expense) for income and asset taxes:
Current	(2,352)	(6)
Deferred	(377)	135

Loss before minority interests	(11,787)	(6,983)
Minority interests’ share of loss	335	135

Net loss available to members	$(11,452)	$(6,848)

The accompanying notes are an integral part of these consolidated financial statements.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Report not Required
		Industrial (Mexico) JV
	AMB Property, L.P.	Pte Ltd	Total
	(Dollars in thousands)

Balance at December 31, 2005	$(8,183)	$(32,493)	$(40,676)
Contributions	11,149	44,811	55,960
Net loss	(1,314)	(5,534)	(6,848)

Balance at December 31, 2006	1,652	6,784	8,436
Contributions	1,707	7,190	8,897
Distributions	(149)	(627)	(776)
Net loss	(2,197)	(9,255)	(11,452)

Balance at December 31, 2007	$1,013	$4,092	$5,105

The accompanying notes are an integral part of these consolidated financial statements.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Report not	Report not
	Required	Required
	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,452)	$(6,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,959	3,529
Finance cost amortization	677	412
Straight-line rents	(245)	(414)
Deferred tax (benefit) expense	377	(135)
Minority interests’ share of loss	(335)	(135)
Changes in assets and liabilities:
Accounts receivables and other assets	(6,892)	1,241
Prepaid income taxes	(1,810)	448
Due from related parties	—	2,923
Accounts payable and other liabilities	2,022	1,281
Due to related parties	(136)	(5,173)
Interest payable	5,442	948
Security deposits	938	54

Net cash used in operating activities	(5,455)	(1,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties	(1,075)	(818)
Net cash paid for property acquisitions	(96,019)	(60,562)

Net cash used in investing activities	(97,094)	(61,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members	8,897	55,960
Contributions from minority interest members	774	519
Distributions to members	(776)	—
Distributions to minority interest members	(17)	(49)
Borrowings on mortgage loans payable	80,170	95,365
Payments on mortgage loans payable	(1,720)	(16,139)
Payment of financing costs	(630)	(1,238)
Borrowings on lines of credit	55,851	38,767
Payments on lines of credit	(67,551)	(76,645)
Borrowings on shareholder loans payable	24,447	16,779
Payments on shareholder loans payable	—	(2,357)
Borrowings on shareholder bridge loans payable	—	5,196
Payments on shareholder bridge loans payable	—	(58,718)

Net cash provided by financing activities	99,445	57,440

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,104)	(5,809)
CASH AND CASH EQUIVALENTS — Beginning of year	10,008	15,817

CASH AND CASH EQUIVALENTS — End of year	$6,904	$10,008

The accompanying notes are an integral part of these consolidated financial statements.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

(Report not required)

1.	ORGANIZATION

On December 31, 2004 (“Date of Inception”), AMB Property, L.P. (“AMB”) and Industrial (Mexico) JV Pte Ltd (“GIC”), formed AMB-SGP Mexico, LLC, a Delaware limited liability company (the “Company”), for the purpose of investing in industrial properties in Mexico.

At the Date of Inception, AMB and GIC made cash equity contributions, net of transaction costs, of $1.5 million and $6.2 million, respectively, and acquired three properties comprised of eight buildings totaling 1.3 million square feet (unaudited).

Pursuant to the Limited Liability Company Agreement (the “Agreement”), AMB and GIC have investment capital commitments to the Company of $50.0 million and $200.0 million, respectively. As of December 31, 2007, the remaining investment capital commitments from AMB and GIC were $31.0 million and $123.9 million, respectively.

AMB is the general manager of the Company with a 19.19 percent managing member and limited member interest. GIC is an 80.81 percent limited member. According to the Agreement, the term of the Company will continue until December 31, 2011, unless extended or terminated sooner as provided for in the Agreement. AMB provides asset and portfolio management services for the Company’s real estate investments.

The Company owns 99.0 percent of the membership interests in the following Delaware limited liability corporations: AMB Mexico, L.L.C., AMB Chapala, LLC, AMB GDL 1, LLC, AMB Ferrocarril, LLC, AMB Corregidora, LLC, AMB Frontera, LLC, AMB Arbolada, LLC and AMB Los Altos 1, LLC (the “U.S. LLCs”). In connection with the Company’s holdings in AMB Ferrocarril, LLC and in accordance with the First Amended and Restated Limited Liability Company Agreement, AMB will be treated as if it had contributed a 99.0 percent membership interest in the U.S. LLCs in exchange for the real estate assets held by the Mexican limited liability entities covered under the Agreement. The U.S. LLCs in turn hold a 98.0 percent equity interest in the following Mexican limited liability entities (the “SRLs”): AMB Acción San Martín Obispo I, S. de R.L. de C.V., AMB- Acción Centro Logístico Parque 1, S. de R.L. de C.V., AMB-Acción GDL 1, S. de R.L. de C.V., AMB-Acción San Martin Obispo II, S. de R.L. de C.V., AMB-Acción Corregidora Distribution Center, S. de R.L. de C.V. , AMB-Acción Apodaca Distribution Center 2, S. de R.L. de C.V., AMB-Acción Arbolada Distribution Center, S. de R.L. de C.V., and AMB-Acción Los Altos Industrial Park 1, S. de R.L. de C.V.

As of December 31, 2007, the Company owned 23 industrial buildings (the “Properties”), 12 in Guadalajara, 9 in Mexico City, 1 in Queretaro and 1 in Tijuana, totaling approximately 4.9 million square feet (unaudited).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Company and the Company’s controlled subsidiaries. All significant intercompany amounts have been eliminated in consolidation. Non-controlling membership interests are reported as minority interests.

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

Foreign Currency Remeasurement and Transactions.  The U.S. dollar is the functional currency for the Company’s Mexican operations as it is the currency of the primary economic environment in which the Company

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operates. Monetary assets and liabilities denominated in Mexican pesos are remeasured using the exchange rate at the balance sheet date. Non-monetary assets and liabilities are reported at historical U.S. dollar balances. Income and expenses denominated in Mexican pesos are remeasured in a manner that approximates the weighted average exchange rates for the quarter. Foreign currency remeasurement and transaction gains and losses are included in other income in the consolidated statements of operations. During the years ended December 31, 2007 and 2006, the Company reported foreign currency remeasurement and transaction losses of approximately $0.2 million and $0.1 million, respectively.

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value less selling costs. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included on the consolidated statements of operations. The management of the Company believes that there were no impairments of the carrying value of its investments in real estate as of December 31, 2007 and 2006.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives are as follows:

Building costs	5 to 40 years
Building and improvements:
Roof/HVAC/parking lots	5 to 40 years
Plumbing/signage	7 to 25 years
Painting and other	5 to 40 years
Tenant improvements	Over initial lease term
Lease commissions	Over initial lease term

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or improvements that extend the economic useful life of assets are capitalized.

The Company records at acquisition an intangible asset for the value attributable to in-place leases and lease origination costs. As of December 31, 2007, the Company has recorded intangible assets in the amounts of $6.2 million and $3.5 million, for the value attributable to in-place leases and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of both December 31, 2007 and 2006, deferred financing costs were $1.8 million, net of accumulated amortization.

Minority Interests.  Minority interests represent interests held by AMB and G. Acción, S.A. de C.V. (“G. Acción”), a 38.9 percent owned entity of AMB, in various Company entities. Such investments are consolidated because the Company owns a majority interest and exercises significant control through the ability to control major operating decisions.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Members’ Capital.  Profits and losses of the Company are allocated to each of the members in accordance with the Agreement. Distributions are made to each of the members in accordance with the Agreement.

Rental Revenues.  The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period in which the applicable expenses are incurred. In addition, the Company nets its bad debt expense against rental income for financial reporting purposes. No bad debt expense was recorded for the years ended December 31, 2007 and 2006.

Income Taxes.  No provision for U.S. federal income taxes has been recorded on the books of the Company, since the members’ respective shares of taxable income are reportable by the members on their respective tax returns. The Company accounts for Mexican income taxes for its Mexican subsidiaries using the asset and liability method. Under this method, income and asset taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the value of net operating loss carry-forward balances. Deferred income taxes are measured using the statutory tax rates that are assumed will be in effect when the temporary differences will reverse and/or the net operating loss carry-forward balances will be utilized. A valuation allowance is recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Company in its trade areas. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be received. The Company has two tenants that accounted for 12.8 percent and 10.2 percent, respectively, of rental revenues for the year ended December 31, 2007.

Fair Value of Financial Instruments.  The Company’s financial instruments include mortgage loans payable and unsecured lines of credit. Based on borrowing rates available to the Company at December 31, 2007, the estimated fair value of the mortgage loans payable and lines of credit was $177.3 million. Management of the Company believes that the book value of its other financial instruments approximates fair value as of December 31, 2007.

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.  Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, with no effect on net loss or members’ capital.

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2007, the Company acquired nine industrial buildings totaling 2,165,039 square feet (unaudited). The total aggregate investment was approximately $96.0 million, which includes approximately $2.9 million in closing costs. The $93.1 million total purchase price related to these acquisitions was allocated $20.1 million to land, $65.9 million to buildings and improvements, $3.0 million to in-place leases, and $4.1 million to lease origination costs.

During the year ended December 31, 2006, the Company acquired three industrial buildings totaling 843,440 square feet (unaudited). The total aggregate investment was approximately $56.6 million, which included approximately $0.3 million in closing costs related to these acquisitions. The $56.3 million total purchase price related to these acquisitions was allocated $14.5 million to land, $39.7 million to buildings and improvements, $1.1 million to in-place leases, and $1.0 million to lease origination costs.

4.	DEBT

As of December 31, 2007 and 2006, debt consisted of the following:

	2007	2006
	(Dollars in thousands)

Mortgage loans, fixed interest rate ranging from 6.6% of 6.9%, due on January 15, 2012	$150,728	$91,052
Mortgage loan, variable interest rate of 1.9% over 30-day LIBOR (6.5% at December 31, 2007 and 7.2% at December 31, 2006), due on January 15, 2012	22,721	3,947
Subscription line of credit of $56,000, variable interest rate of 0.5% over 30-day LIBOR (5.1% at December 31, 2007 and 5.8% at December 31, 2006), due on July 26, 2008	—	9,360
Subscription line of credit of $14,000, variable interest rate of 0.9% over 30-day LIBOR (5.5% at December 31, 2007 and 6.2% at December 31, 2006), due on July 26, 2008	—	2,340
Unsecured shareholder loan payable to AMB, fixed interest rates ranging from 14.0% to 20.0%, with maturity dates ranging from December 31, 2012 to June 30, 2013	13,257	8,367
Unsecured shareholder loan payable to GIC, fixed interest rates ranging from 14.0% to 20.0%, with maturity dates ranging from December 31, 2012 to June 30, 2013	53,008	33,451

Total consolidated debt	$239,714	$148,517

On November 16, 2007, the Company repaid the outstanding balance on its lines of credit secured by capital commitments to the Company.

During the year ended December 31, 2007, the Company obtained one mortgage loan payable totaling $61.0 million. This loan bears interest at a fixed rate of 6.6 percent and matures on January 15, 2012.

During the years ended December 31, 2007 and 2006, the Company recorded interest expense of $10.0 million and $6.4 million, respectively, related to unsecured shareholder loans payable to AMB and GIC.

During the years ended December 31, 2007 and 2006, the Company recorded interest expense of $0 and $2.3 million, respectively, related to secured and unsecured bridge loans payable to AMB and GIC.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled principal payments of the Company’s mortgage loans payable as of December 31, 2007 were as follows:

(Dollars in thousands)

2008	$3,306
2009	3,539
2010	3,783
2011	4,043
2012	158,778

Total	$173,449

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2007. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Dollars in thousands)

2008	$22,337
2009	20,305
2010	15,679
2011	12,538
2012	10,710
Thereafter	27,650

Total	$109,219

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $2.9 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively. These amounts are included as rental revenues in the accompanying consolidated statements of operations. Some leases contain options to renew.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Cash paid for interest	$15,264	$12,975

Cash paid for income taxes	$1,810	$201

Decrease in accounts payable related to capital improvements	$(4)	$(117)

Acquisition of properties	$95,987	$56,600
Non-cash transactions:
Assumption of other assets and liabilities	32	(172)

Net cash paid for property acquisitions in current year	$96,019	$56,428
Net cash paid for prior years property acquisition	—	4,134

Net cash paid for property acquisitions	$96,019	$60,562

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME AND ASSET TAXES

As a U.S. limited liability company, the allocated share of income or loss of the Company is included in the income tax returns of the individual equity interest owners. The Company’s Mexican subsidiaries are subject to Mexican statutory income and asset tax laws.

During the third quarter 2007, new legislation was passed and effective January 1, 2008, the business flat tax (IETU) will replace the existing asset tax and function as an alternative minimum corporation tax.

As of December 31, 2007 and 2006, the Company prepaid to the Government of Mexico $2.0 million and $0.2 million, respectively, which is offset against current taxes payable in the accompanying consolidated balance sheets.

The Company’s income tax provision was computed based on the 2007 Mexican statutory rate of 28.0 percent.

Mexican income and asset tax expense for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	(Dollars in thousands)

Current income and asset tax (expense) benefit	$(2,352)	$(6)
Deferred income tax (expense) benefit	(377)	135

Total (expense) benefit for income taxes	$(2,729)	$129

For tax purposes, as of December 31, 2007 and 2006, the Company has Mexican net operating loss carry-forwards of approximately $26.9 million and $5.2 million, respectively, which will be available to offset future taxable income. If not used, these carry-forwards will expire between 2012 and 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets primarily relate to the value of tax net operating losses.

Realization of deferred tax assets is dependent upon generating sufficient taxable income matching the reversal of prior years’ net operating losses giving rise to deferred tax assets and liabilities. As of December 31, 2007, management believes that it is more likely than not that 100 percent of the deferred tax assets will not be realized.

8.	TRANSACTIONS WITH SHAREHOLDERS AND RELATED PARTIES

Pursuant to the Agreement, the Company records management/consulting fees to AMB and G. Acción at a rate of 7.35 percent and 0.15 percent, respectively, of the net operating income of each SRL. The management/consulting fees are payable on a quarterly basis. Management/consulting fees are included in general and administrative expenses in the accompanying consolidated statements of operations. The Company recorded management/consulting fees to AMB and G. Acción of $1.5 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively.

In addition, the Agreement states that AMB and G. Acción will receive in aggregate acquisition fees equal to 0.9 percent of the acquisition cost of any assets purchased by the Company other than assets purchased from an AMB-affiliated entity. The Company paid acquisition fees to AMB of $0.1 million and $0 for the years ended December 31, 2007 and 2006, respectively. The Company paid acquisition fees to G. Acción of $0.5 million and $0 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the Company had unsecured minority interest shareholder loan obligations to G. Acción totaling $1.3 million and $0.9 million, respectively. These minority interest shareholder loans are included in minority interests in the accompanying consolidated balance sheets. Interest expense related to

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these minority interest shareholder loans is paid on a quarterly basis and is included in interest expense in the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2006, the Company recorded interest expense from secured and unsecured minority interest shareholder loans of $0.2 million and $0.1 million, respectively.

AMB will be entitled to receive a promote distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR, reflecting the hypothetical dissolution of the Company at December 31, 2011, or actual dissolution of the Company. As of December 31, 2007, no promote distribution had been earned by AMB.

As of December 31, 2007 and 2006, the Company had obligations to AMB and G. Acción of $2.8 million and $2.9 million, respectively, primarily related to the unpaid portion of the purchase price of the properties acquired at the Date of Inception.

The SRLs are charged property management fees from G. Acción. The property management fees are calculated at a rate of 3.0 percent of net rental income as defined in the Project Agreements. Property management fees are included as part of property operating costs in the accompanying consolidated statements of operations. The Company incurred property management fees to G. Acción of $0.7 million and $0.3 million for years ended December 31, 2007 and 2006, respectively.

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to approximately $0.3 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Litigation.  In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Environmental Matters.  The Company follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the SRLs that would have a material adverse effect on the Company’s business assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s consolidated results of operations and cash flows.

General Uninsured Losses.  The Company carries liability, flood, environmental, terrorism and property and rental loss insurance. The Company believes that the policy terms and conditions, limits and deductibles are

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequate and appropriate under the circumstances, given the relative risk of loss and the cost of such coverage and industry practice. In addition, certain of the Company’s properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of wars that may be either uninsurable or not economically insurable. Although, the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits, that the Company believes are commercially reasonable, it is not certain that the Company will be able to collect under such policies. If an uninsured loss occurs, the Company could lose its investment in and anticipated profits and cash flows from a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies which apply to properties owned or managed by AMB, including properties owned by the Company.

EXHIBIT INDEX

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-14245.

Exhibit
Number	Description

3.1	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.2	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.3	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.4	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.5	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.6	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.7	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.8	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.9	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.10	Fourth Supplemental Indenture, dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 16, 2000).
4.11	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.12	Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.13	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.14	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).

Exhibit
Number		Description

4.15		$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.16		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.17		$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on 8-K filed on May 1, 2008).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.19 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.20 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on February 22, 2007).
10.6		First Amendment to Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated January 1, 2008 (incorporated by reference to Exhibit 10.6 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.7 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit (incorporated by reference to Exhibit 10.8 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.9 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.10 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).

Exhibit
Number		Description

10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers (incorporated by reference to Exhibit 10.16 of AMB Property, L.P.’s Annual Report on Form 10-K filed on February 29, 2008).
10.17		Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.18		$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.19		$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.20		$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.21		$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).

Exhibit
Number	Description

10.22	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 27, 2007).
10.23	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 20, 2007).
10.24	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.25	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.26	Credit Agreement, dated as of March 27, 2008, among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.27	Guaranty of Payment, dated as of March 27, 2008, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of March 27, 2008 (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.28	AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, by and among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS, as logistics fund, affiliates of AMB Europe Fund I FCP-FIS as listed therein, financial institutions as listed therein as original lenders (and other lenders that are from time to time parties thereto), AMB Property, L.P., as loan guarantor, and ING Real Estate Finance NV, as facility agent (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.29	Loan Guarantee, dated as of May 30, 2008, by AMB Property, L.P., as Guarantor, for the benefit of the facility agent and the lenders that are from time to time parties to that certain AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS as the logistics fund, AMB Property, L.P. as the loan guarantor, the financial institutions listed therein as original lenders (and other lenders that are from time to time parties thereto) and ING Real Estate Finance N.V., as the facility agent (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.30	Counter-Indemnity, dated May 30, 2008, by and between AMB Property, L.P. and AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).

Exhibit
Number	Description

10.31	Credit Agreement, dated as of September 4, 2008, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
10.32	Guaranty of Payment, dated as of September 4, 2008, by AMB Property Corporation, as Guarantor, for the benefit of The Bank of Nova Scotia, as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of September 4, 2008, among AMB Property, L.P., as the Borrower, the banks listed on the signature pages thereto, the Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
10.33	Termination Letter, dated December 29, 2008, from ING Real Estate Finance N.V., as Facility Agent, to AMB Fund Management S.à.r.l., acting in its own name but on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 5, 2009).
10.34	Amendment No. 1 to Credit Agreement, dated as of January 26, 2009, by and among AMB Property, L.P., AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, and HSBC Bank USA, National Association and U.S. Bank National Association, as documentation agents.
21.1	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated March 11, 2009.
32.1	18 U.S.C. § 1350 Certifications dated March 11, 2009. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement