Form 10-Q
period 2009-03-31
AMB PROPERTY LP
filed 2009-05-14
CIK 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,105,737	$1,108,193
Land held for development	630,287	677,028
Buildings and improvements	3,561,628	3,525,871
Construction in progress	652,257	1,292,764

Total investments in properties	5,949,909	6,603,856
Accumulated depreciation and amortization	(986,541)	(970,737)

Net investments in properties	4,963,368	5,633,119
Investments in unconsolidated joint ventures	432,503	431,322
Properties held for sale or contribution, net	881,431	609,023

Net investments in real estate	6,277,302	6,673,464
Cash and cash equivalents	263,003	223,936
Restricted cash	19,295	27,295
Accounts receivable, net of allowance for doubtful accounts of $11,171 and $10,682, respectively	145,266	160,528
Deferred financing costs, net	21,163	25,277
Other assets	186,906	191,148

Total assets	$6,912,935	$7,301,648

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Debt:
Secured debt	$1,405,188	$1,522,571
Unsecured senior debt	1,054,250	1,153,926
Unsecured credit facilities	380,663	920,850
Other debt	392,613	392,838

Total debt	3,232,714	3,990,185
Security deposits	48,941	59,093
Distributions payable	45,301	3,395
Accounts payable and other liabilities	280,666	282,771

Total liabilities	3,607,622	4,335,444
Commitments and contingencies (Note 12)
Partners’ capital and noncontrolling interests:
Partners’ capital:
General partner, 145,989,790 and 98,240,461 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,885,060	2,515,107
Limited partners, 2,176,809 and 2,180,809 units outstanding, respectively	39,702	50,831

Total partners’ capital	2,924,762	2,565,938
Noncontrolling interests:
Joint venture partners	280,033	293,367
Preferred unitholders	100,518	106,899

Total noncontrolling interests	380,551	400,266

Total partners’ capital and noncontrolling interests	3,305,313	2,966,204

Total liabilities, partners’ capital and noncontrolling interests	$6,912,935	$7,301,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited, Dollars in
	thousands, except per
	unit amounts)

REVENUES
Rental revenues	$153,834	$161,935
Private capital revenues	11,695	9,923

Total revenues	165,529	171,858
COSTS AND EXPENSES
Property operating expenses	(29,310)	(24,137)
Real estate taxes	(20,258)	(20,857)
Depreciation and amortization	(42,101)	(40,969)
General and administrative	(31,249)	(35,126)
Fund costs	(261)	(222)
Real estate impairment losses	(165,979)	—
Other expenses	662	92

Total costs and expenses	(288,496)	(121,219)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	33,286	17,820
Gains from sale or contribution of real estate interests, net	—	19,967
Equity in earnings of unconsolidated joint ventures, net	(34)	2,928
Other (expenses) income	(7,065)	4,415
Interest expense, including amortization	(32,521)	(29,957)

Total other income and expenses, net	(6,334)	15,173

(Loss) income from continuing operations	(129,301)	65,812

Discontinued operations:
(Loss) income attributable to discontinued operations	(12,669)	2,205
Gains from sale of real estate interests, net of taxes	18,946	1,718

Total discontinued operations	6,277	3,923

Net (loss) income	(123,024)	69,735
Noncontrolling interests’ share of net loss (income):
Joint venture partners’ share of net loss (income)	1,846	(19,263)
Joint venture partners’ share of development profits	—	(4,213)
Preferred unitholders	(1,432)	(1,432)
Class B limited partnership unitholders	1,542	(640)

Total noncontrolling interests’ share of net loss (income)	1,956	(25,548)

Net (loss) income after noncontrolling interests	(121,068)	44,187
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)

Net (loss) income available to common unitholders	$(125,020)	$40,235

(Loss) income available to common unitholders attributable to:
General partner	$(122,350)	$38,980
Limited partners	(2,670)	1,255

Net (loss) income available to common unitholders	$(125,020)	$40,235

Basic (loss) income per common unit
(Loss) income from continuing operations (after noncontrolling interests’ share of loss (income) from continuing operations and preferred unit distributions)	$(1.30)	$0.36
Discontinued operations	0.06	0.03

Net (loss) income available to common unitholders	$(1.24)	$0.39

Diluted (loss) income per common unit
(Loss) income from continuing operations (after noncontrolling interests’ share of loss (income) from continuing operations and preferred unit distributions)	$(1.30)	$0.35
Discontinued operations	0.06	0.03

Net (loss) income available to common unitholders	$(1.24)	$0.38

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	101,093,862	101,728,152

Diluted	101,093,862	103,645,553

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND
NONCONTROLLING INTERESTS
For the Three Months Ended March 31, 2009
(Unaudited, Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2008	9,300,000	$223,412	98,240,461	$2,291,695	2,180,809	$50,831	$400,266	$2,966,204
Comprehensive income:
Net (loss) income	—	3,952	—	(122,350)	—	(2,670)	(1,956)
Unrealized (loss) on securities and derivatives	—	—	—	(3,301)	—	—	—
Currency translation adjustment	—	—	—	(34,007)	—	—	—
Total comprehensive (loss)								(160,332)
Contributions	—	—	—	—	—	—	2,606	2,606
Distributions and allocations	—	—	—	—	—	(609)	(6,970)	(7,579)
Issuance of common units	—	—	47,437,500	552,572	—	—	—	552,572
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	360,533	7,304	—	—	—	7,304
Cash redemption of operating partnership units	—	—	—	—	(4,000)	(71)	—	(71)
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	(48,704)	(787)	—	—	—	(787)
Reallocation of interests	—	—	—	12,265	—	(7,779)	(4,486)	—
Distributions	—	(3,952)	—	(40,884)	—	—	—	(44,836)

Balance as of March 31, 2009	9,300,000	$223,412	145,989,790	$2,661,648	2,176,809	$39,702	$380,551	$3,305,313

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(123,024)	$69,735
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(3,392)	(3,332)
Depreciation and amortization	42,101	40,969
Real estate impairment losses	165,979	—
Foreign exchange losses (gains)	2,291	(146)
Stock-based compensation amortization	7,304	6,529
Equity in losses (earnings) of unconsolidated joint ventures	34	(2,928)
Operating distributions received from unconsolidated joint ventures	2,952	7,121
Gains from sale or contribution of real estate interests, net	—	(19,967)
Development profits, net of taxes	(33,286)	(17,820)
Debt premiums, discounts and finance cost amortization, net	3,092	1,895
Discontinued operations:
Depreciation and amortization	1,358	704
Real estate impairment losses	15,874	—
Gains from sale of real estate interests, net of taxes	(18,946)	(1,718)
Changes in assets and liabilities:
Accounts receivable and other assets	4,577	(1,056)
Accounts payable and other liabilities	(5,089)	(17,542)

Net cash provided by operating activities	61,825	62,444
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(3,311)	(34,572)
Cash paid for property acquisitions	—	(99,882)
Additions to land, buildings, development costs, building improvements and lease costs	(142,819)	(229,620)
Net proceeds from divestiture of real estate and securities	173,426	206,784
Additions to interests in unconsolidated joint ventures	(5,060)	(21,007)
Purchase of noncontrolling interest	(8,968)	—
Capital distributions received from unconsolidated joint ventures	1,977	2,761
Loans made to affiliates	—	(75,789)

Net cash provided by (used in) investing activities	15,245	(251,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	552,501	484
Repurchase and retirement of common units	—	(87,696)
Borrowings on secured debt	14,010	653
Payments on secured debt	(8,070)	(44,664)
Borrowings on other debt	—	425,000
Payments on other debt	(212)	(197)
Borrowings on unsecured credit facilities	200,210	582,184
Payments on unsecured credit facilities	(698,242)	(568,857)
Payment of financing fees	(2,365)	(2,151)
Payments on senior debt	(100,000)	—
Contributions from joint venture partners	2,606	1,065
Distributions paid to partners	(3,085)	(53,389)
Distributions to noncontrolling interests, including preferred units	(2,985)	(32,914)

Net cash (used in) provided by financing activities	(45,632)	219,518
Net effect of exchange rate changes on cash	7,629	5,759
Net increase (decrease) in cash and cash equivalents	39,067	36,396
Cash and cash equivalents at beginning of period	223,936	220,224

Cash and cash equivalents at end of period	$263,003	$256,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$24,798	$27,905
Non-cash transactions:
Acquisition of properties	$—	$101,420
Assumption of secured debt	—	—
Assumption of other assets and liabilities	—	(572)
Acquisition capital	—	(966)

Net cash paid for property acquisitions	$—	$99,882

Contribution of properties to unconsolidated joint ventures, net	$8,879	$4,406

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Formation of the Company

AMB Property, L.P, a Delaware limited partnership (the “Operating Partnership”), commenced operations shortly before the consummation of AMB Property Corporation’s, a Maryland corporation (the “Company”), initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in the Operating Partnership, is engaged in the ownership, acquisition, development and operation of industrial properties in key distribution markets throughout the Americas, Europe and Asia. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries and the “Operating Partnership” means AMB Property, L.P, and its controlled subsidiaries.

The Operating Partnership uses the terms “industrial properties” or “industrial buildings” to describe the various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The Operating Partnership uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager and which it currently intends to hold long term. The Operating Partnership uses the term “joint venture” to describe all joint ventures, including co-investment ventures with real estate developers, other real estate operators, or institutional investors where the Operating Partnership may or may not have control, act as the manager and/or developer, earn asset management distributions or fees, or earn incentive distributions or promote interests. In certain cases, the Operating Partnership might provide development, leasing, property management and/or accounting services, for which it may receive compensation. The Operating Partnership uses the term “co-investment venture” to describe joint ventures with institutional investors, managed by the Operating Partnership, from which the Operating Partnership typically receives acquisition fees for acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promote interests.

As of March 31, 2009, the Company owned an approximate 97.7% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Operating Partnership through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Operating Partnership’s overall ownership interests in the properties.

The Operating Partnership enters into co-investment ventures with institutional investors. These co-investment ventures provide the Operating Partnership with an additional source of capital and income. As of March 31, 2009, the Operating Partnership had significant investments in three consolidated and five unconsolidated co-investment ventures. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. No gain or loss was recognized on the contribution.

On July 18, 2008, the Operating Partnership acquired the remaining equity interest (approximately 42%) in G. Accion, S.A. de C.V. (“G. Accion”), a Mexican real estate company. G. Accion is now a wholly-owned subsidiary of the Operating Partnership and has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services in Mexico. Through its investment in AMB Property Mexico, the Operating Partnership held equity interests in various other unconsolidated joint ventures totaling approximately $20.2 million and $24.6 million as of March 31, 2009 and December 31, 2008, respectively.

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

As of March 31, 2009, the Operating Partnership owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 159.0 million square feet (14.8 million square meters) in 48 markets within 14 countries.

Of the approximately 159.0 million square feet as of March 31, 2009:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Operating Partnership owned or partially owned approximately 133.1 million square feet (principally, warehouse distribution buildings) that were 92.2% leased; the Operating Partnership had investments in 43 development projects, which are expected to total approximately 11.8 million square feet upon completion; and the Operating Partnership owned 20 development projects, totaling approximately 6.6 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Operating Partnership had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the Operating Partnership held approximately 0.1 million square feet through a ground lease, which is the location of the Operating Partnership’s global headquarters.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Operating Partnership’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2009 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property is made to reduce it to its estimated fair value. The Operating Partnership also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly.

Real Estate Impairment Losses.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Operating Partnership determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Operating Partnership also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on an annual basis. As a result of leasing activity and the economic environment, the Operating Partnership re-evaluated the carrying value of its investments and recorded real estate impairment losses of $181.9 million during the three months ended March 31, 2009 on certain of its investments. The Operating Partnership recorded no real estate impairment losses during the three months ended March 31, 2008.

Derivatives and Hedging Activities.  As required by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Operating Partnership records all derivatives on the balance sheet at fair value. All of the Operating Partnership’s derivatives are either designated or qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, and are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Comprehensive (Loss) Income.  The Operating Partnership reports comprehensive (loss) income in its consolidated statement of partners’ capital and noncontrolling interests. Comprehensive (loss) income was $(160.3) million and $95.2 million for the three months ended March 31, 2009 and 2008, respectively.

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

The Operating Partnership’s international subsidiaries may have transactions denominated in currencies other than their functional currencies. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The Operating Partnership also records gains or losses in the income statement when a transaction with a third party, denominated

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. These gains (losses) are included in the consolidated statements of operations.

Goodwill and Intangible Assets.  The Operating Partnership has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain indefinite lived intangible assets, are no longer amortized, but are subject to at least annual impairment testing. The Operating Partnership tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Operating Partnership determined that there was no impairment to goodwill and intangible assets during the three months ended March 31, 2009 and 2008.

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

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2008
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate	$—	$—	$690,667	$690,667
Deferred compensation plan	16,937	—	—	16,937
Derivative assets	—	1,566	—	1,566
Investment securities	7,812	—	—	7,812
Liabilities:
Derivative liabilities	$—	$8,803	$—	$8,803
Deferred compensation plan	16,937	—	—	16,937

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of March 31, 2009
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$1,553,201	$1,553,201
Deferred compensation plan	15,461	—	—	15,461
Derivative assets	—	196	—	196
Investment securities(2)	584	—	—	584
Liabilities:
Derivative liabilities	$—	$8,888	$—	$8,888
Deferred compensation plan	15,461	—	—	15,461

(1)	The fair value at March 31, 2009 reflects a cumulative loss on impairment of real estate assets of $372.4 million on a consolidated basis, of which $181.9 was recognized in the consolidated statements of operations during the three months ended March 31, 2009, measured on a nonrecurring basis.

(2)	The fair value at March 31, 2009 reflects an other-than-temporary loss on impairment of an investment of $3.7 million recognized in the consolidated statements of operations during the three months ended March 31, 2009.

Effective January 1, 2008, the Operating Partnership adopted SFAS No. 157 with respect to its financial assets and liabilities, but not with respect to its nonfinancial assets and liabilities (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 were deferred to fiscal years beginning after November 15, 2008. In the first quarter of 2009, in conjunction with a SFAS No. 144 review for impairment (as discussed in Note 3), selected assets were adjusted to fair value and impairment charges were recorded. Additionally, effective January 1, 2009, the Operating Partnership adopted the provisions of SFAS No. 157 with respect to its nonfinancial assets and liabilities. SFAS No. 157 had no material impact on the Operating Partnership’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Operating Partnership adopted SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. With respect to transactions costs, of the three alternatives available to transition to the adoption of SFAS No. 141(R), the Operating Partnership has elected to expense acquisition costs related to business combinations, which were previously capitalized during the interim period prior to adoption. The Operating Partnership will continue to capitalize asset acquisition costs. Adoption of SFAS No. 141(R) did not have a material effect on the Operating Partnership’s financial statements.

Effective January 1, 2009, the Operating Partnership adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. As a result of the adoption of SFAS No. 160, the Operating Partnership has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances to the partners’ capital section of the consolidated balance sheets. In addition, on the consolidated statements of operations, the presentation of net (loss) income retroactively includes the portion of income attributable to noncontrolling interests.

Effective January 1, 2009, the Operating Partnership adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of SFAS No. 161 did not have a material effect on the Operating Partnership’s financial statements.

3.	Impairment Charges

The Operating Partnership conducted a comprehensive review of all real estate asset classes in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset class for instances where the book value exceeded the estimated fair value. As a result of changing market conditions, a portion of the Operating Partnership’s real estate assets were written down to estimated fair value and a non-cash impairment charge was recognized.

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

The Operating Partnership used the market participant pricing approach to estimate fair value of land, assets under development and assets held for sale or contribution, which estimates what a potential buyer would pay today. The key inputs used in the model included the Operating Partnership’s intent to sell, hold or contribute, along with rental rate assumptions, estimated costs to complete and expected lease up and holding periods. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on the Operating Partnership’s understanding of market conditions and the experience of the management team. Actual results could differ significantly from the Operating Partnership’s estimates.

The principal trigger which led to the impairment charges was continued economic deterioration in some markets resulting in a decrease in leasing and rental rates and rising vacancies. In addition, the pricing of current transactions in some of our markets, as well as in-process sales agreements on some of our assets targeted for disposition were indicative of an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. The real estate impairment losses recognized on these assets represent the difference between the carrying value and the estimated fair value, which, on a consolidated basis, totaled approximately $59.7 million for land, $115.2 million for assets under development and assets available for sale or contribution and $7.0 million for operating properties for the three months ended March 31, 2009. The Operating Partnership did not recognize any real estate impairment losses for the three months ended March 31, 2008.

The impairment charges disclosed above do not impact the Operating Partnership’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

4.	Development Activity

As of March 31, 2009, the Operating Partnership had 43 projects in the development pipeline, on an owned and managed basis, which are expected to total approximately 11.8 million square feet and have an aggregate estimated investment of $912.5 million upon completion, net of $71.1 million of real estate impairment losses. Two of these

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects totaling approximately 0.4 million square feet with an aggregate estimated investment of $37.5 million were held in an unconsolidated co-investment venture. On a consolidated basis, the Operating Partnership had an additional 18 development projects available for sale or contribution totaling approximately 5.6 million square feet, with an aggregate estimated investment of $585.7 million, net of $49.7 million of cumulative real estate impairment losses, and an aggregate net book value of $571.7 million. As of March 31, 2009, on a consolidated basis, the Operating Partnership and its development joint venture partners had funded an aggregate of $789.9 million, or 84%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $156.2 million, or 16%, in order to complete the Operating Partnership’s development pipeline. The development pipeline, at March 31, 2009, included projects expected to be completed through the fourth quarter of 2010. In addition to the Operating Partnership’s committed development pipeline, it held a total of 2,408 acres of land for future development or sale, on a consolidated basis, approximately 85% of which was located in North America. The Operating Partnership currently estimates that these 2,408 acres of land could support approximately 43.8 million square feet of future development.

5.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the three months ended March 31, 2009, the Operating Partnership recognized development profits of approximately $4.7 million as a result of the sale of two development projects, aggregating approximately 0.5 million square feet, and one five-acre land parcel. During the three months ended March 31, 2008, the Operating Partnership recognized development profits of approximately $1.0 million as a result of the sale of two development projects, aggregating approximately 0.1 million square feet.

During the three months ended March 31, 2009, the Operating Partnership recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. During the three months ended March 31, 2008, the Operating Partnership recognized development profits of approximately $16.8 million, as a result of the contribution of three completed development properties, aggregating approximately 1.1 million square feet, to AMB Europe Fund I, FCP-FIS and AMB Institutional Alliance Fund III, L.P.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the three months ended March 31, 2009, the Operating Partnership did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended March 31, 2008, the Operating Partnership contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. The Operating Partnership recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of March 31, 2009, the Operating Partnership held for sale 12 properties with an aggregate net book value of $177.4 million. These properties either are not in the Operating Partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, the Operating Partnership held for sale two properties with an aggregate net book value of $8.2 million.

As of March 31, 2009, the Operating Partnership held for contribution to co-investment ventures 21 properties with an aggregate net book value of $704.0 million, which, when contributed, will reduce the Operating Partnership’s average ownership interest in these projects from approximately 98% to an expected range of 15-20%. As of March 31, 2009, properties with an aggregate net book value of $82.1 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding the launch of an appropriate co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of March 31, 2009, the Operating Partnership recognized additional depreciation expense and related accumulated depreciation of $3.2 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value. As of December 31, 2008, the Operating Partnership held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

Discontinued Operations.  The Operating Partnership reports its property sales as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2009, the Operating Partnership sold seven industrial operating properties aggregating approximately 0.7 million square feet for a sale price of $58.4 million, with a resulting net gain of $18.9 million. During the three months ended March 31, 2008, the Operating Partnership recognized a deferred gain of approximately $1.4 million on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the three months ended March 31, 2008, the Operating Partnership recognized approximately $0.3 million in gains resulting primarily from the additional value received from the disposition of properties in 2007. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

The following summarizes the condensed results of operations of the properties held for sale and sold (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Rental revenues	$5,962	$5,319
Straight-line rents and amortization of lease intangibles	233	(114)
Property operating expenses	(813)	(607)
Real estate taxes	(916)	(738)
Depreciation and amortization	(1,358)	(704)
Real estate impairment losses	(15,874)	—
General and administrative	(13)	(27)
Other income and expenses, net	15	57
Interest, including amortization	95	(981)

(Loss) income attributable to discontinued operations before noncontrolling interests	(12,669)	2,205
Gains from sale of real estate interests, net of taxes, before noncontrolling interests	18,946	1,718

Discontinued operations	6,277	3,923
Noncontrolling interests:
Joint venture partners’ share of income attributable to discontinued operations	(143)	(523)
Joint venture partners’ share of gains from sale of real estate interests, net of taxes	—	(69)

Income from discontinued operations, net of controlling interests	$6,134	$3,331

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009 and December 31, 2008, assets and liabilities attributable to properties held for sale consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$19,059	$—
Accounts receivable, deferred financing costs and other assets	$5,265	$83
Secured debt	$16,566	$1,923
Accounts payable and other liabilities	$3,738	$(489)

6.	Debt

As of March 31, 2009 and December 31, 2008, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Wholly-owned secured debt, varying interest rates from 0.8% to 9.0%, due July 2009 to November 2015 (weighted average interest rates of 3.8% and 3.7% at March 31, 2009 and December 31, 2008, respectively)	$596,932	$715,640
Consolidated joint venture secured debt, varying interest rates from 1.3% to 9.4%, due June 2009 to November 2022 (weighted average interest rates of 5.2% and 4.8% at March 31, 2009 and December 31, 2008, respectively)	809,673	808,119
Unsecured senior debt securities, varying interest rates from 5.1% to 8.0%, due November 2010 to June 2018 (weighted average interest rates of 6.3% and 6.0% at March 31, 2009 and December 31, 2008, respectively)	1,062,491	1,162,491
Other debt, varying interest rates from 3.4% to 7.5%, due November 2009 to November 2015 (weighted average interest rates of 3.9% and 3.9% at March 31, 2009 and December 31, 2008, respectively)	392,613	392,838
Unsecured credit facilities, variable interest rate, due June 2010 and July 2011 (weighted average interest rates of 1.1% and 2.2% at March 31, 2009 and December 31, 2008, respectively)	380,663	920,850

Total debt before unamortized net discounts	3,242,372	3,999,938
Unamortized net discounts	(9,658)	(9,753)

Total consolidated debt	$3,232,714	$3,990,185

Wholly-owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of March 31, 2009 and December 31, 2008, the total gross investment book value of those properties securing the debt was $2.0 billion, including $1.4 billion held in consolidated joint ventures for each period. As of March 31, 2009, $937.0 million of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 5.8% while the remaining $469.6 million bore interest at variable rates (with a weighted average interest rate of 2.2%). As of March 31, 2009, $654.9 million of the secured debt was held by the Operating Partnership’s co-investment ventures.

On September 4, 2008, the Operating Partnership entered into a $230.0 million secured term loan credit agreement that matures on September 4, 2010 and had a fixed interest rate of 4.0% at March 31, 2009. The Company is a guarantor of the Operating Partnership’s obligations under the term loan facility. The term loan facility carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase.

Unsecured Senior Debt

As of March 31, 2009, the Operating Partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.3% and had an average term of 4.3 years. In May 2008, the Operating Partnership sold $325.0 million aggregate principal amount of senior unsecured notes under its Series C medium-term note program. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at March 31, 2009.

Other Debt

As of March 31, 2009, the Operating Partnership had $392.6 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.8 years. Other debt also includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $50.0 million balance outstanding as of March 31, 2009. Of the remaining $342.6 million outstanding in other debt, $325.0 million is related to the loan facility described below.

In March 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of March 31, 2009, with an interest rate of 3.5%. In February 2008, the Operating Partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the Operating Partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured debt. The unsecured debt is subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this loan facility at March 31, 2009.

Unsecured Credit Facilities

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of March 31, 2009, based on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009, there was no outstanding balance on this credit facility and the remaining amount available was $533.5 million, net of outstanding letters of credit of $16.5 million, using the exchange rate in effect on March 31, 2009. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at March 31, 2009.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on March 31, 2009, equaled approximately $555.7 million U.S. dollars and bore a weighted average interest rate of 1.03%. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of March 31, 2009, based on the credit rating of the Operating Partnership’s long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of March 31, 2009. As of March 31, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2009, was $265.9 million, and the remaining amount available was $289.8 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at March 31, 2009.

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees. The Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of March 31, 2009, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at March 31, 2009, was approximately $114.8 million with a weighted average interest rate of 1.32%, and the remaining amount available was $385.2 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at March 31, 2009.

As a result of the current market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As of March 31, 2009, the Operating Partnership’s total consolidated debt maturities for 2009 were $238.3 million.

If the Operating Partnership is unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then its cash flow may be insufficient to pay distributions to its unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect the Operating Partnership’s financial condition, results of operations, cash flow and ability to make distributions to its unitholders and payments to its noteholders.

As of March 31, 2009, the Operating Partnership had $263.0 million in cash and cash equivalents, held in accounts managed by third party financial institutions, consisting of invested cash and cash in the Operating Partnership’s operating accounts. In addition, the Operating Partnership had $1.2 billion available for future borrowings under its three multicurrency lines of credit at March 31, 2009. In the event that the Operating Partnership does not have sufficient cash available to it through its operations or under its lines of credit to continue operating its business as usual, the Operating Partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting the Operating Partnership of properties; issuing and selling the Operating Partnership’s debt and equity in public or private transactions; entering into leases with the Operating Partnership’s customers at lower rental rates or less than optimal terms; or entering into lease renewals with its existing customers without an increase in rental rates at turnover.

If the long-term debt ratings of the Operating Partnership fall below current levels, the borrowing cost of debt under the Operating Partnership’s unsecured credit facilities and certain term loans may increase. In addition, if the long-term debt ratings of the Operating Partnership fall below investment grade, the Operating Partnership may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable; however, the lack of other currency borrowings does not affect the Operating Partnership’s ability to fully draw down under the credit facilities or term loans. While the Operating Partnership currently does not expect the Operating Partnership’s long-term debt ratings to fall below investment grade, in the event that its ratings do fall below those levels, the Operating Partnership will be unable to exercise its unilateral options to extend the term of its credit facilities or its $230.0 million secured term loan credit agreement (and its borrowing costs may increase), and the loss of its ability to borrow in currencies other than U.S. dollars or Japanese Yen could affect its ability to optimally hedge its borrowings against foreign currency exchange rate changes.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly-Owned				Consolidated Joint Venture
	Unsecured						Total
	Senior	Credit	Other	Secured	Secured	Other	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt

2009	$—	$—	$12,366	$129,508	$96,379	$—	$238,253
2010	250,000	265,862	325,941	414,582	120,161	—	1,376,546
2011	75,000	114,801	1,014	15,022	82,499	—	288,336
2012	—	—	1,093	2,670	388,383	50,000	442,146
2013	500,000	—	919	18,474	42,303	—	561,696
2014	—	—	616	405	6,481	—	7,502
2015	112,491	—	664	16,271	17,611	—	147,037
2016	—	—	—	—	16,231	—	16,231
2017	—	—	—	—	1,272	—	1,272
2018	125,000	—	—	—	1,455	—	126,455
Thereafter	—	—	—	—	36,898	—	36,898

Subtotal	$1,062,491	$380,663	$342,613	$596,932	$809,673	$50,000	$3,242,372
Unamortized net discount	(8,241)	—	—	(1,315)	(102)	—	(9,658)

Total	$1,054,250	$380,663	$342,613	$595,617	$809,571	$50,000	$3,232,714

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $265.9 million, $87.3 million and $27.5 million in Yen, Canadian dollar and Singapore dollar-based borrowings outstanding at March 31, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on March 31, 2009.

7.	Noncontrolling Interests

Noncontrolling interests in the Operating Partnership represent the limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 21.9 million square feet, which are consolidated for financial reporting purposes. The Operating Partnership determines consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46), or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and SOP 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in EITF 04-5, the Operating Partnership consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. The Operating Partnership is the general partner (or equivalent of a general partner in entities not structured as partnerships) in a number of its consolidated joint venture investments. In all such cases, the limited partners in such investments (or equivalent of limited partners in such investments which are not structured as partnerships) do not have rights described in EITF 04-5, which would preclude consolidation. The Operating Partnership consolidates certain other joint ventures where it is not the general partner (or equivalent of a general partner in entities not structured as partnerships) because it has control over those entities through majority ownership, retention of the majority of economics, and a combination of substantive kick-out rights and/or

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantive participating rights. For joint ventures under EITF 04-5 where the Operating Partnership does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Operating Partnership uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes. In such unconsolidated joint ventures, either the Operating Partnership is not the general partner (or general partner equivalent) and does not hold sufficient capital or any rights that would require consolidation or, alternatively, the Operating Partnership is the general partner (or the general partner equivalent) and the other partners (or equivalent) hold substantive participating rights that override the presumption of control. These joint venture investments do not meet the variable interest entity criteria under FIN 46.

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at March 31, 2009 and December 31, 2008 were (dollars in thousands):

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2009	2008	2009	2008	2009	2008

Co-investment Ventures
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(2)	50%	$463,167	$461,981	$340,581	$341,855	$—	$—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc. (3)	20%	540,973	538,906	231,396	232,856	50,000	50,000
AMB-AMS, L.P.(1)	PMT, SPW and TNO(4)	39%	157,039	157,034	82,906	83,337	—	—
Other Industrial Operating Joint Ventures		92%	212,156	212,472	21,416	21,544	—	—
Other Industrial Development Joint Ventures		65%	255,851	299,687	133,272	128,501	—	—

Total Consolidated Joint Ventures			$1,629,186	$1,670,080	$809,571	$808,093	$50,000	$50,000

(1)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(2)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of March 31, 2009.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table reconciles the change in the noncontrolling interests for the three months ended March 31, 2008 (dollars in thousands):

Balance as of December 31, 2007	$627,377
Net income	25,548
Contributions	1,065
Distributions, allocations and reallocation of partnership interest	(21,502)
Sale of noncontrolling interests	(10,655)

Balance as of March 31, 2008	$621,833

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the noncontrolling interests as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$280,033	$293,367	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,957	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total noncontrolling interests	$380,551	$400,266

The following table distinguishes the noncontrolling interests’ share of net (loss) income, including noncontrolling interests’ share of development profits for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Joint venture partners’ share of net (loss) income	$(1,846)	$19,263
Joint venture partners’ share of development profits	—	4,213
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	406	—
Class B common limited partnership units	(1,948)	640
Series D preferred units (liquidation preference of $79,767)	1,432	1,432

Total noncontrolling interests’ share of net (loss) income	$(1,956)	$25,548

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of March 31, 2009 and December 31, 2008, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $280.0 million and $293.4 million, respectively. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $430.3 million at March 31, 2009 and $451.2 million at December 31, 2008. However, there can be no assurance that these amounts will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Unconsolidated Joint Ventures

The Operating Partnership’s unconsolidated joint ventures’ net equity investments at March 31, 2009 and December 31, 2008 were (dollars in thousands):

	March 31, 2009
	Operating
	Partnership’s
	Ownership	Square	March 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Feet	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	19%	36,995,682	$184,040	$185,430
AMB Europe Fund I, FCP-FIS(2)	21%	9,236,263	60,750	65,563
AMB Japan Fund I, L.P.(3)	20%	7,263,090	78,526	65,705
AMB-SGP Mexico, LLC(4)	22%	6,331,990	19,426	19,519
AMB DFS Fund I, LLC(5)	15%	1,248,126	18,966	20,663
Other Industrial Operating Joint Ventures(6)	51%	7,418,749	50,596	49,791

Total Unconsolidated Joint Ventures		68,493,900	$412,304	$406,671

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2009 and 2008.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2009 and 2008.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	Other Industrial Operating Joint Ventures includes joint ventures between the Operating Partnership and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Operating Partnership typically owns 40-90% of these joint ventures.

On June 13, 2008, the Operating Partnership acquired an additional approximate 19% interest in G. Accion, a Mexican real estate company that holds equity method investments, and as a result of its increased ownership, the Operating Partnership began consolidating its interest in G. Accion, effective as of that date. On July 18, 2008, the Operating Partnership acquired the remaining equity interest (approximately 42%) in G. Accion. As of March 31, 2009 and December 31, 2008, the Operating Partnership had a 100% consolidated interest in G. Accion. As a wholly-owned subsidiary, G. Accion has been renamed AMB Property Mexico, S.A. de C.V. and it continues to provide management and development services for industrial, retail and residential properties in Mexico. Through its investment in AMB Property Mexico, the Operating Partnership held equity interests in various other unconsolidated ventures totaling approximately $20.2 million and $24.6 million as of March 31, 2009 and December 31, 2008, respectively.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized income statement information for the Operating Partnership’s unconsolidated joint ventures for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three Months				For the Three Months
	Ended March 31, 2009				Ended March 31, 2008
			Income				Income
			(Loss)				(Loss)
		Property	from	Net		Property	from		Net
		Operating	Continuing	Income		Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(Loss)	Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	$72,135	$(20,641)	$(8,140)	$(8,141)	$44,082	$(11,653)	$3,653		$3,653
AMB Europe Fund I, FCP-FIS(2)	22,933	(4,747)	(10,237)	(10,237)	21,862	(4,006)	(922)		(922)
AMB Japan Fund I, L.P.(3)	25,743	(5,374)	3,760 (6)	3,760 (6)	17,706	(3,383)	2,121		2,121
AMB-SGP Mexico, LLC(4)	9,461	(1,291)	696 (7)	696 (7)	7,209	(1,325)	1,639	(7)	1,639	(7)
AMB DFS Fund I, LLC(5)	50	149	3,303	3,303	34,324	(27,502)	6,822		6,822

Total Co-investment Ventures	130,322	(31,904)	(10,618)	(10,619)	125,183	(47,869)	13,313		13,313
Other Industrial Operating Joint Ventures	9,118	(2,113)	2,660	2,660	9,533	(2,006)	3,440		3,440

Total Unconsolidated Joint Ventures	$139,440	$(34,017)	$(7,958)	$(7,959)	$134,716	$(49,875)	$16,753		$16,753

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. On July 1, 2008, the partners of AMB Partners II, L.P., (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. The summarized income statement information for the three months ended March 31, 2009 for AMB Institutional Alliance Fund III, L.P. includes the summarized income statement information for AMB Partners II, L.P.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2009 and 2008.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2009 and 2008.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	Excludes $5.6 million of priority distributions from AMB Japan Fund I, L.P. to the Company during the three months ended March 31, 2009.

(7)	Excludes $3.8 million and $3.0 million of interest expense on loans from co-investment venture partners for the three months ended March 31, 2009 and 2008, respectively.

On December 30, 2004, the Operating Partnership formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Operating Partnership retained an

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximate 20% interest. This interest increased to approximately 22% upon the Operating Partnership’s acquisition of AMB Property Mexico in 2008. During the three months ended March 31, 2009 and 2008, the Operating Partnership made no contributions to this co-investment venture.

On June 30, 2005, the Operating Partnership formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which the Operating Partnership retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $500.1 million in U.S. dollars, using the exchange rate at March 31, 2009) for an approximate 80% equity interest. During the three months ended March 31, 2009, the Operating Partnership contributed to this co-investment venture one completed development project, aggregating approximately 1.0 million square feet for approximately $184.8 million (using the exchange rate on the date of contribution). During the three months ended March 31, 2008, the Operating Partnership made no contributions to this co-investment venture.

On October 17, 2006, the Operating Partnership formed AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), in which the Operating Partnership retained an approximate 15% interest. The co-investment venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Operating Partnership identifies as its target markets. GE and the Operating Partnership have committed $425.0 million and $75.0 million of equity, respectively. During the three months ended March 31, 2009 and 2008, the Operating Partnership contributed approximately $0.8 million and $1.5 million to this co-investment venture, respectively.

Effective October 1, 2006, the Operating Partnership deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Operating Partnership’s accounting for its investment because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During the three months ended March 31, 2009, the Operating Partnership made no development project contributions to this co-investment venture. For the three months ended March 31, 2008, the Operating Partnership contributed to this co-investment venture one approximately 0.8 million square foot operating property and two completed development projects, aggregating approximately 1.0 million square feet for approximately $153.0 million.

On June 12, 2007, the Operating Partnership formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which the Operating Partnership retained an approximate 20% interest upon formation. The institutional investors have committed approximately 263.0 million Euros (approximately $348.5 million in U.S. dollars, using the exchange rate at March 31, 2009) for an approximate 80% equity interest. During the three months ended March 31, 2009, the Operating Partnership made no development project contributions to this co-investment venture. During the three months ended March 31, 2008, the Operating Partnership contributed to this co-investment venture one development project, aggregating approximately 0.1 million square feet, for approximately $25.9 million (using the exchange rate on the date of contribution).

During the three months ended March 31, 2009, the Operating Partnership made no contributions of real estate interests, and no gains were recognized. During the three months ended March 31, 2008, the Operating Partnership recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Operating Partnership’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

During the three months ended March 31, 2009, the Operating Partnership recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. During the three months ended March 31, 2008, the Operating Partnership recognized development profits of approximately $16.8 million, as a result of the

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution of three completed development projects, aggregating approximately 1.1 million square feet, to AMB Europe Fund I, FCP-FIS, and AMB Institutional Alliance Fund III, L.P. These gains are included in development profits, net of taxes, in the consolidated statements of operations.

Under the agreements governing the co-investment ventures, the Operating Partnership and the other parties to the co-investment ventures may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt.

9.	Partners’ Capital

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common limited partnership units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common limited partnership units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the three months ended March 31, 2009, the Operating Partnership did not exchange any of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

As of March 31, 2009, the Operating Partnership had 145,989,790 common general partnership units; 2,176,809 common limited partnership units; 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in partners’ capital for the three months ended March 31, 2008 (dollars in thousands):

Balance as of December 31, 2007	$2,833,986
Net income	44,187
Unrealized loss on securities	(35)
Unrealized loss on derivatives	(3,148)
Foreign currency translation adjustments	29,354

Total comprehensive income	70,358
Stock-based compensation amortization and issuance of partnership units in connection with the issuance of restricted stock, net	6,529
Issuance of partnership units in connection with the exercise of stock options	484
Conversion of partnership units	515
Repurchases of common units	(87,696)
Forfeiture of partnership units in connection with the forfeiture of restricted stock	(1,362)
Reallocation of partnership interest	(6,706)
Offering costs	(10)
Distributions	(56,829)

Balance at March 31, 2008	$2,759,269

The following table sets forth the distributions paid or payable per unit:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2009	2008

Operating Partnership	Common limited partnership units	$0.280	$0.520
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.520
AMB Property II, L.P.	Series D preferred units	$0.898	$0.898

In December 2007, the Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the three months ended March 31, 2009, the Company did not repurchase any shares of its common stock. The Company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

In March 2009, the Company completed the issuance of 47.4 million shares of its common stock at a price of $12.15 per share for proceeds of approximately $552.6 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million. The proceeds from the offering were contributed to the Operating Partnership in exchange for the issuance of 47.4 million general partnership units to the Company.

As of March 31, 2009, the Company and the Operating Partnership have stock incentive plans that have approximately 6.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the assumptions and fair values for grants during the three months ended March 31, 2009:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
For the Three		Weighted		Weighted		Weighted	Expected Life	Grant Date
Months Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2009	6.1% - 7.0%	7.0%	40.1% - 42.2%	42.1%	1.4% - 2.4%	2.0%	6.1	$3.19

As of March 31, 2009, approximately 8,317,048 options and 920,281 non-vested stock awards were outstanding under the plans. There were 2,237,221 stock options granted, no options exercised, and 126,851 options forfeited during the three months ended March 31, 2009. There were 366,056 restricted stock awards made during the three months ended March 31, 2009, 296,171 non-vested stock awards that vested and 8,630 non-vested stock awards that were forfeited during the three months ended March 31, 2009. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the quarter ended March 31, 2009 was $15.92-$23.07. The unamortized expense for restricted stock as of March 31, 2009 was $28.6 million. As of March 31, 2009, the Operating Partnership had $9.2 million of total unrecognized compensation cost related to unvested options granted under the stock incentive plans which is expected to be recognized over a weighted average period of 2.5 years.

10.	(Loss) Income Per Unit

Effective January 1, 2009, the Operating Partnership adopted the provisions of FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per unit using the two-class method under SFAS No. 128, Earnings per Share. The provisions of FSP No. EITF 03-6-1 have been applied retrospectively to adjust the computation of EPS for three months ended March 31, 2008.

When the Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Company on a one-for-one basis. The Operating Partnership had no dilutive securities outstanding for the three months ended March 31, 2009. For the three months ended March 31, 2008, the dilutive securities outstanding were stock options granted under the Company’s and the Operating Partnership’s stock incentive plans. The effect on income per unit for the three months ended March 31, 2008 was to increase weighted average units outstanding. Such dilution was

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed using the treasury stock method. The computation of basic and diluted (loss) income per unit is presented below (in thousands, except unit and per unit amounts):

	For the Three Months
	Ended March 31,
	2009	2008

Numerator
(Loss) income from continuing operations attributable to common unitholders	$(127,202)	$40,856
Preferred unit distributions	(3,952)	(3,952)

(Loss) income from continuing operations (after noncontrolling interests’ share of loss (income) from continuing operations and preferred unit distributions)	(131,154)	36,904
Total discontinued operations attributable to common unitholders	6,134	3,331

Net (loss) income available to common unitholders	$(125,020)	$40,235

Denominator
Basic	101,093,862	101,728,152
Stock options dilution(1)	—	1,917,401

Diluted weighted average common units	101,093,862	103,645,553

Basic (loss) income per common unit
(Loss) income from continuing operations (after noncontrolling interests’ share of loss (income) from continuing operations and preferred unit distributions)	$(1.30)	$0.36
Discontinued operations	0.06	0.03

Net (loss) income available to common unitholders(2)	$(1.24)	$0.39

Diluted (loss) income per common unit
(Loss) income from continuing operations (after noncontrolling interests’ share of loss (income) from continuing operations and preferred unit distributions)	$(1.30)	$0.35
Discontinued operations	0.06	0.03

Net (loss) income available to common unitholders(2)	$(1.24)	$0.38

(1)	Excludes anti-dilutive stock options of 7,383,791 and 1,524,258, for the three months ended March 31, 2009 and 2008, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the two-class method, and could be dilutive in the future.

(2)	In accordance with FSP No. EITF 03-6-1 and SFAS No. 128, the net (loss) income available to common unitholders is adjusted for earnings distributed through declared distributions and allocated to all participating securities (weighted average common units outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, the numerator for the calculation of both basic and diluted loss per unit available to common unitholders for the three months ended March 31, 2009 was $(125,278). For the three months ended March 31, 2008, the numerator for calculation of both basic and diluted income per unit available to common unitholders was $39,769.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

The Operating Partnership has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Operating Partnership evaluates its performance:

•	Real Estate Operations. The Operating Partnership operates industrial properties and manages its business by geographic markets. Such industrial properties are typically comprised of multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Operating Partnership owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Operating Partnership’s development business is included under real estate operations. It primarily consists of the Operating Partnership’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Operating Partnership has an ownership interest and for which the Operating Partnership acts as manager, or that are sold to third parties. The Operating Partnership evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from sale or contribution of real estate interests or development profits, as appropriate.

•	Private Capital. The Operating Partnership, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promote interests and incentive distributions from the Operating Partnership’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Operating Partnership’s U.S. and Mexico funds and co-investment ventures, the Operating Partnership typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Operating Partnership earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management priority distributions of 1.5% of 65% of the committed equity during the investment period and then 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Operating Partnership earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Notes to the Consolidated Financial Statements in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Operating Partnership evaluates performance based upon private capital income.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
Segments(1)	2009	2008	2009	2008	2009	2008

U.S. Markets
Southern California	$24,769	$27,472	$19,731	$21,784	$838	$600
No. New Jersey / New York	16,006	18,884	10,224	13,398	—	—
San Francisco Bay Area	22,766	21,658	16,611	16,126	—	—
Chicago	11,388	15,169	6,844	9,715	—	2,894
On-Tarmac	13,355	13,155	7,026	7,381	—	—
South Florida	10,019	10,239	6,588	7,112	—	825
Seattle	6,213	10,121	4,942	8,158	3,044	7,236
Non — U.S. Markets
Europe	2,749	1,106	739	864	—	6,084
Japan	5,532	5,016	3,040	3,960	28,588	181
Other Markets	43,840	40,988	29,595	28,971	816	—

Total markets	156,637	163,808	105,340	117,469	33,286	17,820
Straight-line rents and amortization of lease intangibles	3,392	3,332	3,392	3,332	—	—
Discontinued operations	(6,195)	(5,205)	(4,466)	(3,860)	—	—
Private capital income	11,695	9,923	—	—	—	—

Total	$165,529	$171,858	$104,266	$116,941	$33,286	$17,820

(1)	The markets included in U.S. markets are a subset of the Operating Partnership’s regions defined as East, West and Central in the Americas. Japan is a part of the Operating Partnership’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses, real estate impairment losses and interest expense. For a reconciliation of NOI to net income, see the table below.

The Operating Partnership considers NOI to be an appropriate and useful supplemental performance measure because NOI reflects the operating performance of the Operating Partnership’s real estate portfolio on a segment basis, and the Operating Partnership uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Operating Partnership’s financial performance since it does not reflect general and administrative expenses, real estate impairment losses, interest expense, depreciation and amortization costs and leasing costs, or trends in development and construction activities that could materially impact the Operating Partnership’s results from operations. Further, the Operating Partnership’s NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net (loss) income, a financial measure under GAAP (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Property NOI	$104,266	$116,941
Private capital revenues	11,695	9,923
Depreciation and amortization	(42,101)	(40,969)
General and administrative	(31,249)	(35,126)
Fund costs	(261)	(222)
Real estate impairment losses	(165,979)	—
Other expenses	662	92
Development profits, net of taxes	33,286	17,820
Gains from sale or contribution of real estate interests, net of taxes	—	19,967
Equity (losses) in earnings of unconsolidated joint ventures, net	(34)	2,928
Other (expenses) income	(7,065)	4,415
Interest expense, including amortization	(32,521)	(29,957)
Total discontinued operations	6,277	3,923

Net (loss) income	$(123,024)	$69,735

The Operating Partnership’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	March 31,	December 31,
	2009	2008

U.S. Markets
Southern California	$722,670	$776,819
No. New Jersey / New York	515,493	524,883
San Francisco Bay Area	788,010	783,345
Chicago	309,129	319,043
On-Tarmac	181,772	185,877
South Florida	410,739	411,408
Seattle	172,560	195,822
Non — U.S. Markets
Europe	472,978	484,866
Japan	560,733	860,982
Other Markets	2,047,132	2,050,431

Total markets	6,181,216	6,593,476
Investments in unconsolidated joint ventures	432,503	431,322
Non-segment assets	299,216	276,850

Total assets	$6,912,935	$7,301,648

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Operating Partnership’s real estate impairment losses by reportable segment for the three months ended March 31, 2009 is as follows (dollars in thousands):

For the Three
Months Ended
March 31, 2009

U.S. Markets
Southern California	$16,809
No. New Jersey / New York	9,056
San Francisco Bay Area	4,275
Chicago	1,330
On-Tarmac	—
South Florida	5,531
Seattle	—
Non — U.S. Markets
Europe	30,393
Japan	13,469
Other Markets	100,990

Total markets	$181,853

12.	Commitments and Contingencies

Commitments

Lease Commitments.  The Operating Partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 54 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of March 31, 2009, the Operating Partnership had provided approximately $22.5 million in letters of credit, of which $16.5 million was provided under its $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1: Notes 6 and 8 of the “Notes to Consolidated Financial Statements,” as of March 31, 2009, the Operating Partnership had outstanding guarantees and contribution obligations in the aggregate amount of $440.3 million as described below.

As of March 31, 2009, the Operating Partnership had outstanding bank guarantees in the amount of $26.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of March 31, 2009, the Operating Partnership also guaranteed $51.0 million and $102.4 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Operating Partnership has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Operating Partnership to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Operating Partnership’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Operating Partnership’s

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Operating Partnership’s potential obligations under these contribution agreements total $260.6 million as of March 31, 2009.

On May 30, 2008, the Operating Partnership entered into a 142.0 million Euros 364-day multi-currency revolving facility agreement (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) and related guarantee as loan guarantor with the Operating Partnership’s affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of the Operating Partnership’s European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates as lenders and ING Real Estate Finance N.V. as facility agent. The facility agreement provided that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) all of which were repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement were guaranteed by the Operating Partnership. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund I, FCP-FIS indemnified the Operating Partnership for all of its obligations under the guarantee. On December 29, 2008, the Operating Partnership terminated the facility agreement and related guarantee. Prior to the termination of the facility agreement, four of the Operating Partnership’s European affiliates that were subsidiaries of AMB Europe Fund I, FCP-FIS holding real property interests in Germany were borrowers under such facility agreement. The outstanding borrowed amount of the Operating Partnership’s European affiliate borrowers under such facility agreement was repaid in full on December 29, 2008. In connection with the payment in full under, and the termination of, this facility agreement, the Operating Partnership’s European affiliate borrowers and/or their affiliates borrowed funds under an existing credit facility held by AMB Europe Fund I, FCP-FIS, and entered new 5-year term loans with the lender in the aggregate amount of 50.2 million Euros (approximately $70.1 million in U.S. dollars using the exchange rate as of December 31, 2008) under such facility. The borrowed funds were used to repay the outstanding amounts under the terminated 142.0 million Euros credit facility. The Operating Partnership agreed to guarantee the 50.2 million Euros amount borrowed under such existing credit facility only until the security interests were granted, at which time the guarantees would be extinguished. As of March 31, 2009, the European affiliate borrowers had granted security interests to the lender, as the security agent, under and in accordance with the terms of such facility, and the guarantees of the Operating Partnership had been fully extinguished.

Performance and Surety Bonds.  As of March 31, 2009, the Operating Partnership had outstanding performance and surety bonds in an aggregate amount of $17.8 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

13.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Operating Partnership is exposed to certain risk arising from both its business operations and economic conditions. The Operating Partnership principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Operating Partnership manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Operating Partnership enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Operating Partnership’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Operating Partnership’s known or expected cash receipts and its known or expected cash payments principally related to the Operating Partnership’s borrowings. The Operating Partnership’s derivative financial instruments in effect at March 31, 2009 were three interest rate swaps hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Operating Partnership’s foreign operations expose the Operating Partnership to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Operating Partnership’s cash receipts and payments in terms of the Operating Partnership’s functional currency. The Operating Partnership enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functional currency, the U.S. dollar. At March 31, 2009, the Operating Partnership had four currency forward contracts hedging intercompany loans.

Cash Flow Hedges of Interest Rate Risk

The Operating Partnership’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Operating Partnership primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Operating Partnership making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of partners’ capital and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership’s variable-rate borrowings. For the twelve months from March 31, 2009, the Operating Partnership estimates that an additional $6.1 million will be reclassified as an increase to interest expense.

As of March 31, 2009, the Operating Partnership had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swaps	3	$555,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Operating Partnership’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of SFAS 133. At March 31, 2009, the Operating Partnership had four foreign currency forward contracts hedging intercompany loans which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings which resulted in losses of $3.2 million for the three months ended March 31, 2009.

As of March 31, 2009, the Operating Partnership had the following outstanding derivatives that were non-designated hedges:

	Number of	Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Foreign exchange forward contracts	4	$595,645

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2009 (in thousands):

	Fair Value of Derivative Instruments at March 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps	Other assets	$—	Other assets	$6,315
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange forward contracts	Other assets	196	Other assets	2,573

Total derivative instruments		$196		$8,888

The tables below present the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2009 (in thousands):

	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)
Derivative Instruments in	Recognized in Accumulated	Reclassified from	Reclassified from
SFAS No. 133 Cash Flow	Other Comprehensive (Loss)	Accumulated OCI into	Accumulated OCI into
Hedging Relationships	Income (OCI) (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)

Interest rate swaps	$305	Interest expense	$(1,994)

Derivative Instruments Not	Location of Gain (Loss)	Amount of
Designated as Hedging	Recognized in Statement	Gain (Loss)
Instruments under SFAS No. 133	of Operations	Recognized

Foreign exchange forward contracts	Other (expenses) income	$(3,166)

Credit-risk-related Contingent Features

In order to limit the financial risks associated with derivative applications, the Operating Partnership requires rigorous counterparty selection criteria and agreements to minimize counterparty risk for over-the-counter derivatives. For the Operating Partnership’s derivatives, the counterparty is typically the same entity as, or an affiliate of, the lender.

The Operating Partnership’s agreements with its derivative counterparties contain default and termination provisions related to the Operating Partnership’s debt. If certain of the Operating Partnership’s indebtedness (excluding its corporate lines of credit and intra-company indebtedness) in an amount in excess of three percent of the Company’s equity, as determined at the end of the last fiscal year, becomes, or becomes capable of being declared, due and payable earlier than it otherwise would have been, then the Operating Partnership could also be declared in default on its derivative obligations. Also, if an event of default occurs under the Operating Partnership’s corporate lines of credit and, as a result, amounts outstanding under such lines are declared or become due and payable in an amount in excess of three percent of the Company’s equity, as determined at the end of the last fiscal year, it shall constitute an additional termination event under the derivative contracts.

As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $8.9 million.

AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Events

On April 28, 2009, the Operating Partnership commenced a cash tender offer to purchase any and all of its outstanding 8.00% medium-term notes due 2010, which had $75.0 million aggregate principal outstanding, and any and all of its outstanding 5.45% medium-term notes due 2010, which had $175.0 million aggregate principal outstanding. The tender offer expired on May 5, 2009, with $28.5 million and $146.5 million in aggregate principal amount of the 8.00% medium-term notes due 2010 and 5.45% medium-term notes due 2010, respectively, validly tendered, not withdrawn and accepted by the Operating Partnership for purchase.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions, global trade or in the real estate sector (including risks relating to decreasing real estate valuations and impairment charges);

•	risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	our failure to maintain our current credit agency ratings or comply with our debt covenants;

•	risks related to our obligations in the event of certain defaults under co-investment venture and other debt;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	a continued or prolonged downturn in the California, U.S., or the global economy, world trade or real estate conditions and other financial market fluctuations;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	risks and uncertainties relating to the disposition of properties to third parties and our ability to effect such transactions on advantageous terms and to timely reinvest proceeds from any such dispositions;

•	our failure to contribute properties to our co-investment ventures due to such factors as our inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or our co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as future redemptions;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, our inability to obtain necessary permits and financing, our inability to lease properties at all or at favorable rents and terms, public opposition to these activities);

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	our failure to successfully integrate acquired properties and operations;

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with our tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures; and

•	environmental uncertainties and risks related to natural disaster.

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, and any amendments thereto. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.

Unless the context otherwise requires, the terms “AMB,” the “Company,” “we,” “us” and “our” refer to AMB Property, L.P. and its controlled subsidiaries. The following marks are the registered trademarks of AMB Property Corporation, our general partner: AMB®; and High Throughput Distribution® (HTD®).

Our website address is http://www.amb.com. Our general partner’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. Our general partner’s Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC. The operating partnership does not have a separate internet address and its SEC reports are available free of charge upon request to the attention of our Investor Relations Department, C/O AMB Property Corporation, Pier 1, Bay 1, San Francisco, CA 94111.

THE COMPANY

We own, acquire, develop and operate industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe the various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager and which we currently intend to hold for the long term. We use the term “joint venture” to describe all joint ventures, which include co-investment ventures, as well as ventures with third parties. We typically earn asset management distributions or fees, or earn incentive distributions or promote interests from the joint ventures. In certain cases, we might provide development, leasing, property management and/or accounting services, for which we may receive compensation. We use the term “co-investment venture” to describe joint ventures with institutional investors that are managed by us, from which we receive acquisition fees for acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promote interests.

As of March 31, 2009, AMB Property Corporation owned an approximate 97.7% general partnership interest in us, excluding preferred units. As our sole general partner, AMB Property Corporation has the full, exclusive and complete responsibility for and discretion in our day-to-day management and control.

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

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. Our other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo. As of March 31, 2009, we employed 597 individuals: 166 in our San Francisco headquarters, 45 in our Boston office, 54 in our Tokyo office, 56 in our Amsterdam office, 61 in our Mexico City office and the remainder in our other offices.

Near Term Priorities

The global financial markets have been undergoing pervasive and fundamental disruptions, which began late in the third quarter of 2008. To maintain our competitive advantage during these difficult times, we are focused on three important near-term priorities for the company:

•	strengthening our balance sheet and liquidity position;

•	reducing and controlling expenses; and

•	positioning our company for growth in the long term.

We believe our near-term priorities, coupled with our long-term business strategies, have prepared us to weather a difficult operating environment and will position us to emerge from this downturn in an even stronger competitive position. We can accomplish our priorities only with the right leadership and talent to drive our business forward. To preserve our long-term growth potential, we have made the decision to retain our key investment and development personnel in our most productive platforms around the globe. We have deployed these team members in leasing, operations and customer service, as we complete the build-out of our current development pipeline. The most crucial of our long-term strategies is preserving the strength of our personnel upon the stabilization of the global financial markets.

Investment Strategy

Our strategy focuses on providing distribution space to customers whose businesses are tied to global trade and who value the efficient movement of goods through the global supply chain. Our properties are primarily located in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, a substantial majority of our portfolio of industrial properties is located in our target markets and much of this is in infill submarkets within our target markets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

In many of our target markets, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than the long term storage of goods. Our investment focus on HTD® assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics help our customers to reduce their costs and become more efficient in their delivery systems. Our customers include air express, logistics and freight forwarding companies that have time-sensitive needs, and that value facilities located in convenient proximity to transportation infrastructure, such as major airports and seaports.

As of March 31, 2009, we owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 159.0 million square feet (14.8 million square meters) in 48 markets within 14 countries.

Of the approximately 159.0 million square feet as of March 31, 2009:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, we owned or partially owned approximately 133.1 million square feet (principally, warehouse distribution buildings) that were 92.2% leased; we had investments in 43 development projects, which are expected to total approximately 11.8 million square feet upon completion; and we owned 20 development projects, totaling approximately 6.6 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	we held approximately 0.1 million square feet through a ground lease, which is the location of our global headquarters.

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

Long Term Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, striving to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. We actively manage our portfolio, whether directly or with an alliance partner, by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. We believe that our long-standing focus on customer relationships and ability to provide global solutions in 14 countries for a well-diversified customer base in the shipping, air cargo and logistics industries will enable us to capitalize on opportunities as they arise.

We believe that the strategic locations within our portfolio, the experience of our cycle-tested operations team and our ability to respond quickly to the needs of our customers allow us to achieve solid operating results. We believe that our regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies that provide benefit to our customers as well as to AMB.

Growth through Development

We think that the development, redevelopment and expansion of well-located, high-quality industrial properties provide us with attractive investment opportunities at higher rates of return, although with greater risk, than may be obtained from the purchase of existing properties. Through the deployment of our in-house development and redevelopment expertise, we seek to create value both through new construction and the acquisition and management of redevelopment opportunities. Additionally, we believe that our longstanding focus on infill locations creates a unique opportunity to enhance value through the select conversion of industrial properties to higher and better uses, within our value-added conversion business. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from industrial distribution warehouse to a higher and better use, such as office, retail or residential. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment require significant capital investment, to maximize their returns. Completed development and redevelopment properties are generally contributed to our co-investment ventures and held in our owned and managed portfolio or sold to third parties. Value-added conversion properties are generally sold to third parties at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. We think our global market presence and expertise will enable us to generate and capitalize on a diverse range of development opportunities in the long term. At this time, however, while development, redevelopment and value-added conversions will continue to be a fundamental part of our long-term growth strategy, we will limit this activity to situations where we are fulfilling prior commitments or commencing build-to-suits for specific customers until the financial and real estate markets stabilize.

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

Growth through Acquisitions and Capital Redeployment

Our acquisition experience and our network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with leasing and investment sales brokers, as well as third-party local property management firms, which may give us access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus. See “Summary of Key Transactions.” At this time, while acquisitions will continue to be a fundamental part of our long-term growth strategy, we will limit this activity to situations where we are fulfilling prior commitments until the financial and real estate markets stabilize.

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

Growth through Co-Investments

We, through AMB Capital Partners, LLC, our private capital group, were one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and have more than 25 years of experience in this business.

We co-invest in properties with private capital investors through partnerships, limited liability companies or other joint ventures. We have a direct and long-standing relationship with institutional investors. Approximately 60% of our owned and managed operating portfolio is owned through our eight co-investment ventures. We tailor industrial portfolios to investors’ specific needs — in separate or commingled accounts — deploying capital in both close-ended and open-ended structures and providing complete portfolio management and financial reporting services. Generally, we will own a 10-50% interest in our co-investment ventures. Our co-investment ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promote interests or incentive distributions based on the performance of the co-investment ventures.

Management’s Overview

Current Global Market and Economic Conditions

Recent global market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic conditions through the first quarter of 2009. Continued concerns about the availability and cost of credit, declining real estate market and geopolitical issues have contributed to increased market volatility and decreased expectations for the global economy. In the fourth quarter of 2008, added concerns fueled by the failure of several large financial institutions and government interventions in the U.S. financial system led to increased market uncertainty and instability in the global capital and credit markets. These conditions, combined with declining business activity levels and consumer confidence and increased unemployment, have contributed to unprecedented levels of volatility.

In light of this economic downturn, we are increasing our focus on our operations with an emphasis on tenant retention and occupancy. Until the financial and real estate markets stabilize, we are limiting our acquisition and development activities to fulfilling prior commitments. We are realigning and streamlining internal resources, as well as our overhead structure, to meet the needs of the business and have taken further steps to strengthen our capital and liquidity position. Our near-term priorities are further strengthening the balance sheet and liquidity position, reducing and controlling expenses and retaining and motivating our key people thereby positioning the company for long-term growth. Our goal is to do what we consider best for long-term value creation and enhancement of our net asset value. As we look forward, our objective is to emerge from this downturn in a competitive position to take advantage of opportunities as they arise, with our long-term earnings capacity enhanced.

Primary Sources of Revenue and Earnings

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs. We may also generate earnings from our private capital business, which consists of asset management fees and priority distributions, acquisition and development fees, and promote interests and incentive distributions from our co-investment ventures. Additionally, we may generate earnings from the disposition of projects in our development-for-sale and value-added conversion programs, from land sales and from the contributions of development properties to our co-investment ventures. We believe that our long-term growth will be driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	raise third-party equity in our co-investment ventures and grow our earnings from our private capital business from the acquisition of new properties or through the possible contribution of properties; and

•	develop properties profitably and sell to third parties or contribute to our co-investment ventures such development properties.

Focus on our Balance Sheet and Cost Structure

Maintaining a strong balance sheet and ample liquidity are our top priorities. As such, our general partner successfully completed the issuance and sale of 47.4 million shares of its common stock at a price of $12.15 per share for proceeds of approximately $552.6 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million. We issued units to our general partner in exchange for the proceeds of the offering which were contributed to us. The proceeds from the offering were used to repay borrowings under our unsecured credit facilities, which enhanced our liquidity position. As a result, borrowings under our three lines of credit were reduced by 60% to $381 million, and we lowered our line utilization to 25% as of March 31, 2009.

On April 28, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 8.00% medium-term notes due 2010, which had $75.0 million aggregate principal outstanding, and any and all of our outstanding 5.45% medium-term notes due 2010, which had $175.0 million aggregate principal outstanding. The tender offer expired on May 5, 2009, with $28.5 million and $146.5 million in aggregate principal amount of the 8.00% medium-term notes due 2010 and 5.45% medium-term notes due 2010, respectively, validly tendered, not withdrawn and accepted by us for purchase. We used proceeds from asset sales completed during the first quarter of 2009 to fund the tender offer. We believe the early retirement of this debt will strengthen our balance sheet capacity and enhance our liquidity position.

To position ourselves to meet the challenges of the current business environment, we implemented a broad-based cost reduction plan in the fourth quarter of 2008. As part of this plan, we reduced our total global headcount by approximately 22%. We also reduced our third-party expenditures. In executing these cost-saving efforts, we believe that we have preserved our ability to serve our global customers and manage our operating portfolio. While we have removed excess capacity in our deployment teams, we believe that we have retained our key talent and left our global platforms intact. Cost reductions were also made to the back office, support functions and third party costs, particularly those that related to our global expansion efforts in India and Poland.

In addition, our general partner has decreased its 2009 regular quarterly dividend payments to $0.28 per share. Accordingly, we have decreased our 2009 quarterly distributions to our common limited partnership unitholders to $0.28 per unit. We believe this action will improve our cash position by allowing us to retain $98 million over the course of 2009. Our general partner may make special distributions going forward, as necessary, related to taxable income associated with any asset dispositions and gain activity.

We are currently exploring various options to monetize some of our development and operating assets, including asset sales and the formation of new joint ventures. During the first quarter, we disposed of approximately $304 million of properties. Additionally, on an owned and managed basis, as of March 31, 2009, we have properties available for sale or contribution with an estimated total investment upon completion of $1.1 billion, before the impact of real estate impairment losses. We may use some or all of the proceeds from these transactions to decrease our debt obligations, but there can be no assurance that we will consummate any such transactions or use the proceeds to pay our debt obligations.

Our Liquidity Position

As a result of the current market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to businesses and consumers. We believe our current debt maturity schedule is well-laddered. As of March 31, 2009, our total consolidated debt maturities for 2009 were $226.5 million, excluding principal amortization. Our total unconsolidated debt maturities for 2009 were $2.8 million as of March 31, 2009, excluding principal amortization. As of March 31, 2009, we had $1.2 billion available for future borrowings under our three multi-currency lines of credit and had cash and cash equivalents of $263.0 million. While we believe that we have sufficient working capital and capacity under our credit facilities to continue our business operations as usual in the near term, continued turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, as well as the liquidity and financial condition of our customers. If these market conditions persist in the long term, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs.

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

Certain of our third-party indebtedness is held by our consolidated or unconsolidated joint ventures. In the event that a joint venture partner is unable to meet its obligations under our joint venture agreements or the third party debt agreements, we may elect to pay our joint venture partner’s portion of debt to avoid foreclosure on the mortgaged property or permit the lender to foreclose on the mortgaged property to meet the joint venture’s debt obligations. In either case, we would lose income and asset value on the property.

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

Our primary financial covenants with respect to our credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of March 31, 2009, we were in compliance with all of these covenants. There can be no assurance, however, that if the financial markets and economic conditions continue to deteriorate, that we will be able to continue to comply with our financial covenants.

Impairment Charges

We recognized charges in the first quarter of 2009 related to the valuation of our share of the development program of approximately $181.4 million (represents the pro rata portion of the total impairment charges based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the associated properties) on an owned and managed basis ($181.9 million on a consolidated basis). These charges were entirely non-cash. Our share of the impairment charge on the assets under development and those available for sale or contribution on an owned and managed basis totaled approximately $118.6 million ($115.2 million on a consolidated basis). The majority of the impairment charges related to assets in the Americas, with the remainder primarily in Europe. Our share of the impairment charge on the land inventory on an owned and managed basis totaled approximately $55.8 million ($59.7 million on a consolidated basis). These losses were primarily related to land inventory in the Americas. Our share of the impairment charges on operating properties on both an owned and managed and consolidated basis totaled approximately $7.0 million, and was exclusively related to assets in the Americas.

Cumulative impairment charges for the fourth quarter of 2008 and first quarter of 2009 related to the valuation of our development program were approximately $373.4 million of our share on an owned and managed basis ($372.4 million on a consolidated basis). Our share of the cumulative impairment charges on the assets under development and those available for sale or contribution on an owned and managed basis totaled approximately $203.6 million ($199.4 million on a consolidated basis), reflecting a 16% decline from the $1.3 billion cost basis of the assets written down. The cumulative impairment charges on the land inventory of our share on an owned and managed basis totaled approximately $146.3 million ($150.2 million on a consolidated basis), reflecting a 26% decline from the $554.5 million cost basis of the land written down. Our share of the cumulative impairment charges on operating properties on an owned and managed basis totaled approximately $23.5 million ($22.8 million on a consolidated basis), reflecting a 21% decline from the $110.5 million cost basis of the properties written down.

The principal trigger which led to the impairment charges was continued economic deterioration in some markets resulting in a decrease in leasing and rental rates and rising vacancies. In addition, the pricing of current transactions in some of our markets as well as in-process sales agreements on some of our assets targeted for disposition were indicative of an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. We also utilized the knowledge of our regional teams and the recent valuations of our two open-ended funds, which contain a large, geographically-diversified pool of assets, all of which were subject to third-party appraisals on an annual basis. See Part 1, Item 1: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in our results of operation during the first quarter of 2009.

Customer Bankruptcies

From a customer receivables standpoint, as of March 31, 2009, we believe that account receivables delinquency levels were consistent with our historical norms and we believe that we maintain adequate bad debt reserves. Although the number of bankruptcies of our customers increased during the first quarter of 2009, we believe the impact of such bankruptcies on our business was not significant for the three months ended March 31, 2009. Our account receivables delinquencies may not continue at the same levels, our bad debt reserves may not be sufficient to cover such delinquencies as they occur and the level of customer bankruptcies may increase to levels that could be significant to our operations. However, we will continue to monitor our accounts receivable delinquencies and the adequacy of our reserves in order to limit our exposure.

Real Estate Operations

Real estate fundamentals in the United States continued to weaken in the first quarter of 2009 as the national economy slowed further. We anticipate that the U.S. and global economies will decline further in 2009. Customer decision-making is prolonged, as commitments for new space are being eliminated or put on hold with only time critical leasing decisions being made. According to data provided by Torto Wheaton Research as of April 26, 2009, availability in the United States was 12.2% for the quarter ended March 31, 2009, up 80 basis points from the prior quarter and 240 basis points from the first quarter of 2008. Also, according to Torto Wheaton Research, absorption was negative 92.8 million square feet in the first quarter of 2009, and construction completions were 21.5 million square feet, down from 46.7 million square feet in the prior quarter. First quarter absorption was the lowest quarterly total since inception of the data in 1989. While we expect the delivery pipeline to decline substantially, we expect net absorption to be negative in 2009.

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

Our owned and managed portfolio occupancy at March 31, 2009 was 92.2%, down from 95.1% at December 31, 2008 and 94.8% at March 31, 2008, while average occupancy at March 31, 2009 was 93.1%, down from 94.9% at December 31, 2008 and 94.9% at March 31, 2008. During the three months ended March 31, 2009, rent on renewed and re-leased space in our operating portfolio was flat at (0.3)% on an owned and managed basis, excluding expense reimbursements, rental abatements, percentage rents and straight-line rents. Rental rates on lease renewals and rollovers in our portfolio increased 2.2% for the trailing four quarters ended March 31, 2009. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, declined by 0.2% and 1.1%, respectively, on an owned and managed basis. Excluding the impact of foreign currency exchange rate movements against the U.S. dollar, cash-basis same store net operating income without the effect of lease termination fees decreased 0.5% during the three months ended March 31, 2009. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income.

Development Business

Our development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. We generate earnings from our development business through the disposition or contribution of projects from these activities.

Despite the cyclical downturn in the U.S. and global economies, we believe that, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia and Europe. Given the current uncertainty in the global economy, we curtailed development activity, and as a result, development starts for the quarter decreased 66% from 2008 with 100% of our 2009 development starts outside the United States. For 2009, our development activity will be limited to fulfilling prior commitments until the financial and real estate markets stabilize. In addition to our committed development pipeline, we hold a total of 2,485 acres of land for future development or sale on an owned and managed basis, approximately 86% of which is located in the Americas. We currently estimate that these 2,485 acres of land could support approximately 45.0 million square feet of future development. Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets based on annualized base rent.

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

Private Capital Business

Since the initial public offering of our general partner in 1997, we have formed 11 co-investment ventures and raised approximately $3.1 billion of private capital from third parties as equity in such co-investment ventures. Eight of these co-investment ventures are still active in the United States, Mexico, Europe and Japan: AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P., AMB-SGP Mexico, LLC, AMB DFS Fund I, LLC, AMB-SGP, L.P., AMB Institutional Alliance Fund II, L.P., and AMB-AMS, L.P.

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

Equityholders in two of our co-investment ventures, AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Institutional Alliance Fund III, L.P. is currently exercisable, and as of March 31, 2009, this co-investment venture had $131.5 million of outstanding redemption requests based on the co-investment venture’s net asset value at March 31, 2009. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2011. Although such redemption rights generally do not require the co-investment ventures to allocate newly acquired capital to cover redemption activity, there can be no assurance that such allocation will not occur and will not occur in such magnitude that will affect our contribution of properties to the ventures. While we have no obligation to fund redemption requests, we currently plan to meet redemption requests as cash becomes available through property sales, financings and new capital contributions to fund such requests. There can be no assurance, however, that any such cash will become available, or that, if such cash does become available, that we will use any or all of it to fund such requests.

As of March 31, 2009, we owned approximately 79.6 million square feet of our properties (50.1% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so. Given the current economic environment, however, the pace of new private capital commitments has slowed significantly.

Summary of Key Transactions

During the three months ended March 31, 2009, we completed the following significant capital deployment and other transactions:

•	Contributed one completed development project aggregating approximately 1.0 million square feet to AMB Japan Fund I, L.P., an unconsolidated co-investment venture;

•	Sold five development projects aggregating approximately 0.6 million square feet, including 0.1 million square feet that was held in an unconsolidated co-investment venture, and one five-acre land parcel for an aggregate sales price of $57.9 million; and

•	Sold eight operating properties aggregating approximately 0.8 million square feet, including 0.1 million square feet that was held in an unconsolidated co-investment venture, for an aggregate sales price of $61.8 million.

See Part I, Item 1: Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended March 31, 2009, we completed the following significant capital markets and other financing transactions:

•	Raised approximately $552.6 million in net proceeds from AMB Property Corporation’s issuance of approximately 47.4 million shares of its common stock which was contributed to us in exchange for the issuance of approximately 47.4 million common general partnership units;

•	Extended a $325.0 million unsecured term loan facility through September 2010;

•	Retired the AMB Japan Fund I subscription facility which matured in January 2009 and had an outstanding balance of $132.2 million as December 31, 2008;

•	Extended a Yen-denominated secured construction loan, which had an outstanding balance of $107.1 million as of March 31, 2009, through March 2010;

•	Extended two secured mortgage loans totaling $67.3 million as of March 31, 2009 in one of our unconsolidated joint ventures for terms of two and four years; and

•	Paid off a $100 million medium-term note which matured in March 2009 and had an interest rate of 3.5%.

See Part I, Item 1: Notes 6, 7 and 9 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There have been no material changes in our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2007 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). As of March 31, 2009, the same store industrial pool consisted of properties aggregating approximately 116.8 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the three months ended March 31, 2009 and 2008 was as follows.

	For the Three
	Months Ended
	March 31,
	2009	2008

Acquired:
Number of properties	—	3
Square feet (in thousands)	—	944
Acquisition cost (in thousands)	$—	$83,473
Development Properties Sold or Contributed:
Number of development projects	3	4
Number of land parcels	1	—
Square feet (in thousands)	1,531	1,154

For the Three Months Ended March 31, 2009 and 2008 (dollars in millions):

	For the Three Months Ended March 31,
Revenues	2009	2008	$ Change	% Change

Rental revenues
Same store	$128.2	$149.2	$(21.0)	(14.1)%
2008 acquisitions	2.5	0.5	2.0	400.0%
Development	12.2	4.8	7.4	154.2%
Other industrial	10.9	7.5	3.4	45.3%

Total rental revenues	153.8	162.0	(8.2)	(5.1)%
Private capital revenues	11.7	9.9	1.8	18.2%

Total revenues	$165.5	$171.9	$(6.4)	(3.7)%

Same store rental revenues decreased $21.0 million from the prior year for the three-month period due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the three months ended March 31, 2009 would have been $148.4 million if the interests in AMB Partners II, L.P. had not been contributed as of March 31, 2009. The decrease of $0.8 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to decreased occupancy during the first quarter of 2009. The increase in revenues from prior year acquisitions is due to receiving revenues in the first quarter of 2009 for properties acquired throughout all of 2008. The increase in rental revenues from development of $7.4 million is primarily due to increased occupancy at several of our development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these revenues of $3.4 million reflects the number of projects that have reached these levels of operation and higher rent levels during the first quarter of 2009. The increase in private capital revenues of $1.8 million was primarily due to an increase in asset management fees as a result of the recalculation of the AMB Japan Fund  I, L.P.’s asset management priority distribution which resulted in a special distribution to us, partially offset by a decrease in incentive fees and acquisition fees.

	For the Three Months Ended March 31,
Costs and Expenses	2009	2008	$ Change	% Change

Property operating costs:
Rental expenses	$29.3	$24.1	$5.2	21.6%
Real estate taxes	20.3	20.9	(0.6)	(2.9)%

Total property operating costs	$49.6	$45.0	$4.6	10.2%

Property operating costs
Same store	$40.6	$40.8	$(0.2)	(0.5)%
2008 acquisitions	0.8	0.1	0.7	700.0%
Development	4.9	0.9	4.0	444.4%
Other industrial	3.3	3.2	0.1	3.1%

Total property operating costs	49.6	45.0	4.6	10.2%
Depreciation and amortization	42.1	41.0	1.1	2.7%
General and administrative	31.2	35.1	(3.9)	(11.1)%
Fund costs	0.3	0.2	0.1	50.0%
Real estate impairment losses	166.0	—	166.0	100.0%
Other expenses	(0.7)	(0.1)	(0.6)	600.0%

Total costs and expenses	$288.5	$121.2	$167.3	138.0%

Same store properties’ operating expenses decreased $0.2 million from the prior year for the three-month period due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the three months ended March 31, 2009 would have been $46.7 million if the interests in AMB Partners II, L.P. had not been contributed as of March 31, 2009. The increase of $5.9 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to an increase in repairs and maintenance expense, utilities, and common area maintenance expenses. The increase in development operating costs of $4.0 million was primarily due to an increase in the number of projects in our development pipeline and increased operating expenses due to higher occupancy in certain development projects. The increase in depreciation and amortization expense of $1.1 million was primarily due to recognizing $3.2 million of depreciation expense resulting from the reclassification of $82.1 million of properties from properties held for contribution to investments held and used, partially offset by a decrease in investments in real estate year over year due primarily to the contribution of interests in AMB Partners II, L.P. The decrease in general and administrative expenses of $3.9 million is primarily due to a personnel and cost reduction plan implemented in the fourth quarter of 2008. The increase in real estate impairment losses was primarily a result of changes in the economic environment. See Item 1: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in our results of operations during the first quarter of 2009.

	For the Three Months Ended March 31,
Other Income and (Expenses)	2009	2008	$ Change	% Change

Development profits, net of taxes	$33.3	$17.8	$15.5	87.1%
Gains from sale or contribution of real estate interests, net	—	20.0	(20.0)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	—	2.9	(2.9)	(100.0)%
Other (expense) income	(7.1)	4.4	(11.5)	(261.4)%
Interest expense, including amortization	(32.5)	(29.9)	2.6	8.7%

Total other income and (expenses), net	$(6.3)	$15.2	$(21.5)	141.4%

Development profits represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “— Development Sales and Contributions” in “Capital Resources” for a discussion of the development asset sales and contributions and the associated development profits during the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009, we did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended March 31, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. We recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash.

The decrease in equity in earnings of unconsolidated joint ventures of $2.9 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to impairment losses recognized on our unconsolidated assets under management, partially offset by the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Other (expense) income decreased $11.5 million from the prior year for the three-month period primarily due to foreign currency exchange rate loss and the recognition of a $3.8 million loss on impairment of an investment, partially offset by an increase in third party management fees. During the three months ended March 31, 2009, we recognized a loss on currency remeasurement of approximately $4.7 million, compared to a loss of approximately $1.0 million in the same period of 2008. Interest expense increased $2.6 million primarily due to decreased capitalized interest as a result of decreased development starts and a decreased development pipeline at March 31, 2009 as well as a decrease in interest rates.

	For the Three Months Ended March 31,
Discontinued Operations	2009	2008	$ Change	% Change

(Loss) income attributable to discontinued operations	$(12.7)	$2.2	$(14.9)	(677.3)%
Gains from sale of real estate interests, net of taxes	18.9	1.7	17.2	1,011.8%

Total discontinued operations	$6.2	$3.9	$2.3	59.0%

The decrease in (loss) income attributable to discontinued operations of $14.9 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to an increase in properties held for sale in the first quarter of 2009 and a real estate impairment loss on assets held for sale of $15.9 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, we divested ourselves of seven industrial properties, aggregating approximately 0.7 million square feet for a sale price of $58.4 million, with a resulting net gain of $18.9 million. During the three months ended March 31, 2008, we recognized a deferred gain of approximately $1.4 million on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007.

	For the Three Months Ended March 31,
Preferred Units	2009	2008	$ Change	% Change

Preferred unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred units	$(4.0)	$(4.0)	$—	—%

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

For our general partner and parent company, AMB Property Corporation, to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income. While historically our general partner has satisfied this distribution requirement by making cash distributions to its stockholders, our general partner may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its own stock. As a result of this distribution requirement, we cannot rely on our general partner’s retained earnings to fund our on-going operations to the same extent as other entities whose parent companies are not real estate investment trusts can. We may need to continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments.

If our long-term debt ratings fall below their current levels, the borrowing cost of debt under our unsecured credit facilities and certain term loans will increase. In addition, if our long-term debt ratings fall below investment grade, we may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable; however, the lack of other currency borrowings does not affect our ability to fully draw down under the credit facilities or term loans. In the event that our long-term debt ratings fall below investment grade, we may be unable to exercise our options to extend the term of our credit facilities or our $230.0 million secured term loan. However, our lenders will not be able to terminate our credit facilities or certain term loans in the event that our credit rating falls below investment grade status. None of our credit facilities contain covenants regarding the stock price or market capitalization of our general partner, thus a decrease in the stock price of our general partner is not expected to impact our ability to borrow under our existing lines of credit. Based on publicly available information regarding our lenders, we currently do not expect to lose borrowing capacity under our existing lines of credit as a result of a dissolution, bankruptcy, consolidation, merger or other business combination among our lenders. However, our access to funds under our credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We continue to closely monitor global economic conditions and the lenders who are parties to our credit facilities, as well as our long-term debt and credit ratings and outlooks, our customers’ financial positions, private capital raising and capital market activity.

Should we face a situation in which we do not have sufficient cash available to us through our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not the sales price is optimal or if they otherwise meet our strategic objectives to keep for the long term; issuing and selling our debt and equity in public or private transactions whether or not at favorable pricing or on favorable terms; or entering into leases with our customers at lower rental rates or entering into lease renewals with our existing customers without an increase in rental rates at turnover or, in either case, on suboptimal terms.

Cash Flows.  For the three months ended March 31, 2009, cash provided by operating activities was $61.8 million as compared to $62.4 million for the same period in 2008. This change is primarily due to changes in our accounts receivable and other assets and accounts payable and other liabilities. Cash provided by investing activities was $15.2 million for the three months ended March 31, 2009, as compared to cash used in investing activities of $251.3 million for the same period in 2008. This decrease is primarily due to a decrease in cash paid for property acquisitions, additions to land, buildings, development costs, building improvements and lease costs, as well as a decrease in loans made to affiliates, partially offset by a decrease in net proceeds from divestiture of real estate and securities. Cash used in financing activities was $45.6 million for the three months ended March 31, 2009, as compared to cash provided by financing activities of $219.5 million for the same period in 2008. This decrease is due primarily to a decrease in borrowings on other debt and unsecured credit facilities and an increase in payments on senior debt. This activity was partially offset by an increase in the issuance of common units, a decrease in the repurchase of common units, and a decrease in distributions paid to common unitholders and noncontrolling interests, respectively.

Subject to the above discussion, we believe our sources of working capital, specifically our cash flow from operations, and borrowings available under our unsecured credit facilities, are adequate for us to meet our current liquidity requirements. However, there can be no assurance that our sources of capital will continue to be available at all or in amounts sufficient to meet our needs. The unavailability of capital could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to unitholders and payments to our noteholders.

Capital Resources

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis during the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Placed in Operations:
Number of projects	3	—
Square feet	2,033,763	—
Estimated investment(1)	$143,882	$—
Sold:
Number of projects	1	2
Square feet	388,000	115,664
Estimated investment(1)	$22,527	$26,249
Available for Sale or Contribution:
Number of projects	6	3
Square feet	1,573,974	669,940
Estimated investment(1)	$125,210	$87,858

Total:
Number of projects	10	5
Square feet	3,995,737	785,604
Estimated investment(1)	$291,619	$114,107

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Number of completed development projects	2	2
Number of land parcels	1	—
Square feet	549,591	40,359
Gross sales price	$41,808	$8,777
Net proceeds	$39,710	$7,191
Development gains, net of taxes	$4,698	$1,015

Development contribution activity during the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	—	2
Square feet	—	1,003,377
Number of projects contributed to AMB Europe Fund I, FCP-FIS	—	1
Square feet	—	110,701
Number of projects contributed to AMB Japan Fund I, L.P.	1	—
Square feet	981,162	—

Total number of contributed development assets	1	3
Total square feet	981,162	1,114,078
Gross contribution price	$184,793	$174,893
Net proceeds	$56,822	$143,281
Development gains, net of taxes	$28,588	$16,805

Development Sales and Contributions.  During the three months ended March 31, 2009, we recognized development profits of approximately $4.7 million as a result of the sale of two development projects, aggregating approximately 0.5 million square feet, and one five-acre land parcel. During the three months ended March 31, 2008, we recognized development profits of approximately $1.0 million as a result of the sale of two development projects, aggregating approximately 0.1 million square feet.

During the three months ended March 31, 2009, we recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. During the three months ended March 31, 2008, we recognized development profits of approximately $16.8 million, as a result of the contribution of three completed development properties, aggregating approximately 1.1 million square feet, to AMB Europe Fund I, FCP-FIS and AMB Institutional Alliance Fund III, L.P.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the three months ended March 31, 2009, we did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended March 31, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. We recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of March 31, 2009, we held for sale 12 properties with an aggregate net book value of $177.4 million. These properties either are not in our core markets, do not meet our current investment objectives, or are included as part of our development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, we held for sale two properties with an aggregate net book value of $8.2 million.

As of March 31, 2009, we held for contribution to co-investment ventures 21 properties with an aggregate net book value of $704.0 million, which, when contributed, will reduce our average ownership interest in these projects from approximately 98% to an expected range of 15-20%. As of March 31, 2009, properties with an aggregate net book value of $82.1 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations regarding the launch of an appropriate co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the three months ended March 31, 2009, we recognized additional depreciation expense and related accumulated depreciation of

$3.2 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value. As of March 31, 2008, we held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the three months ended March 31, 2009, we sold seven industrial operating properties aggregating approximately 0.7 million square for a sale price of $58.4 million, with a resulting net gain of $18.9 million. During the three months ended March 31, 2008, we recognized a deferred gain of approximately $1.4 million on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the three months ended March 31, 2008, we recognized approximately $0.3 million in gains resulting primarily from the additional value received from the disposition of properties in 2007. These gains are presented in gains from sale of real estate, net of taxes, as discontinued operations in the statements of operations.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of March 31, 2009, we owned approximately 79.6 million square feet of our properties (50.1% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

The following table summarizes our significant consolidated co-investment ventures at March 31, 2009 (dollars in thousands):

		Approximate	Original
Consolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund II, L.P.(2)	AMB Institutional Alliance REIT II, Inc.	20%	$490,000
AMB-SGP, L.P.(3)	Industrial JV Pte. Ltd.	50%	$420,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$228,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(3)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

In March 2008, the partners of AMB/Erie, L.P., sold their interests in the partnership to AMB Institutional Alliance Fund III, L.P., including its final real estate asset, for a gain of $20.0 million.

The following table summarizes our significant unconsolidated co-investment ventures at March 31, 2009 (dollars in thousands):

		Approximate
Unconsolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P.(2)(3)	AMB Institutional Alliance REIT III, Inc.	19%	$3,330,000
AMB Europe Fund I, FCP-FIS(3)(4)	Institutional investors	21%	$1,162,000
AMB Japan Fund I, L.P.(5)	Institutional investors	20%	$1,406,000
AMB-SGP Mexico, LLC(6)	Industrial (Mexico) JV Pte. Ltd.	22%	$600,000
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$431,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture.

(3)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds is not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The venture is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at March 31, 2009.

(5)	AMB Japan Fund I, L.P. is a co-investment venture formed in 2005 with institutional investors. The venture is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at March 31, 2009.

(6)	AMB-SGP Mexico, LLC is a co-investment venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB DFS Fund I, LLC is a co-investment venture formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

As of March 31, 2009, we also had a 100% consolidated interest in G. Accion, a Mexican real estate company, which has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. On June 13, 2008, we acquired approximately 19% of additional equity interest and on July 18, 2008, we acquired the remaining equity interest (approximately 42%) in AMB Property Mexico, increasing our equity interest from approximately 39% to 100%. Through our investment in AMB Property Mexico, we held equity interests in various other unconsolidated ventures totaling approximately $20.2 million and $24.6 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2008, the Company also had an approximate 39.0% unconsolidated equity interest in G.Accion.

Partners’ Capital.  As of March 31, 2009, we had outstanding 145,989,790 common general partnership units; 2,176,809 common limited partnership units; 2,000,000 6 1/2% Series L Cumulative Redeemable Preferred Units; 2,300,000 6 3/4% Series M Cumulative Redeemable Preferred Units; 3,000,000 7.00% Series O Cumulative Redeemable Preferred Units; and 2,000,000 6.85% Series P Cumulative Redeemable Preferred Units.

In December 2007, AMB Property Corporation’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the three months ended March 31, 2009, AMB Property Corporation did not repurchase any shares of its common stock. AMB Property Corporation has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

In March 2009, our general partner successfully completed the issuance and sale of 47.4 million shares of its common stock at a price of $12.15 per share for proceeds of approximately $552.6 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million. The proceeds from the offering were contributed to us in exchange for the issuance of 47.4 million general partnership units to our general partner.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend over the long term to operate with an our share of total debt-to-our share of total market capitalization ratio or our share of total debt-to-our share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, we are currently exploring various options to monetize our development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. We are also exploring the potential sale of operating assets to further enhance liquidity. As of March 31, 2009, our share of total debt-to-our share of total assets ratio was 43.6%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity,” “our share of total debt” and “our share of total assets”). We typically finance our co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per our co-investment venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without the approval of our noteholders or unitholders or circumstances could arise that could render us unable to comply with these policies. For example, decreases in the market price of our general partner’s common stock have caused an increase in the ratio of our share of total debt-to-our share of total market capitalization.

As of March 31, 2009, the aggregate principal amount of our secured debt was $1.4 billion, excluding unamortized net discounts of $1.4 million. Of the $1.4 billion of secured debt, $809.7 million is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.8% to 9.4% per annum (with a weighted average rate of 4.6%) and final maturity dates ranging from June 2009 to November 2022. As of March 31, 2009, $937.0 million of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 5.8%, while the remaining $469.6 million bear interest at variable rates

(with a weighted average interest rate of 2.2%). As of March 31, 2009, $654.9 million of the secured debt was held by co-investment ventures.

On September 4, 2008, we entered into a $230.0 million secured term loan credit agreement, which had a fixed interest rate of 4.0% as of March 31, 2009. AMB Property Corporation is the guarantor of our obligations under the term loan facility. The term loan facility carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. If our long-term debt ratings fall below current levels, our cost of debt will increase.

As of March 31, 2009, we had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.3% and had an average term of 4.3 years. In May 2008, we sold $325.0 million aggregate principal amount of our senior unsecured notes under our Series C medium-term note program. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of March 31, 2009, we had $392.6 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.8 years. Other debt also includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., our subsidiary, which had a $50.0 million balance outstanding as of December 31, 2008. Of the remaining $342.6 million outstanding in other debt, $325.0 million is related to the loan facility described below.

In March 2008, we obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of March 31, 2009, with an interest rate of 3.5%. In February 2008, we also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, we obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008. AMB Property Corporation guarantees our obligations with respect to its unsecured debt. The unsecured debt is subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that we were in compliance with our financial covenants under this loan facility at March 31, 2009.

If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then our cash flow may be insufficient to pay cash distributions to our unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders, and payments to our noteholders.

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

Credit Facilities.  We have a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. AMB Property Corporation is a guarantor of our obligations under the credit facility. The line carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and the facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of March 31, 2009, based on our long-term debt rating, with an annual facility fee of 15.0 basis points. If our long-term debt ratings fall below current levels, our cost of debt will increase. If our long-term debt ratings fall below investment grade, we will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. We use the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of March 31, 2009, there was no outstanding balance on this credit facility and the remaining amount available was $535.5 million, net of outstanding letters of credit of $16.5 million, using the exchange rate in effect on March 31, 2009. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on mergers or consolidations. Management believes that we were in compliance with our financial covenants under this credit agreement at March 31, 2009.

AMB Japan Finance Y.K., one of our subsidiaries, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at March 31, 2009, equaled approximately $555.7 million U.S. dollars and bore a weighted average interest rate of 1.03%. We, along with AMB Property Corporation, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which we directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of March 31, 2009, based on the credit rating of our long-term debt. If our long-term debt ratings fall below current levels, our cost of debt will increase. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of our long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of March 31, 2009. As of March 31, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2009, was $265.9 million, and the remaining amount available was $289.8 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that we and AMB Japan Finance Y.K. were in compliance with our financial covenants under this credit agreement as of March 31, 2009.

On July 16, 2007, we and certain of our wholly-owned subsidiaries, each acting as a borrower, with us and AMB Property Corporation as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. We, along with AMB Property Corporation, guarantee the obligations for such subsidiaries and other entities controlled by us that are selected by us from time to time to be borrowers under and pursuant to our credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which we may exercise at our sole option so long as our long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of March 31, 2009, based on the credit rating of our senior unsecured long-term debt, with an annual facility fee based on the credit rating of our senior unsecured long-term debt. If our long-term debt ratings fall below current levels, our cost of debt will increase. If our long-term debt ratings fall below investment grade, we will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of

March 31, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at March 31, 2009, was approximately $114.8 million with a weighted average interest rate of 1.32%, and the remaining amount available was $385.2 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by us, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that we were in compliance with our financial covenants under this credit agreement as of March 31, 2009.

The tables below summarize our debt maturities, principal payments and capitalization and reconcile our share of total debt to total consolidated debt as of March 31, 2009 (dollars in thousands):

	Wholly-Owned				Consolidated Joint Venture
	Unsecured						Total	Unconsolidated
	Senior	Credit	Other	Secured	Secured	Other	Consolidated	Joint	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Venture Debt	Debt

2009	$—	$—	$12,366	$129,508	$96,379	$—	$238,253	$36,420	$274,673
2010	250,000	265,862	325,941	414,582	120,161	—	1,376,546	197,486	1,574,032
2011	75,000	114,801	1,014	15,022	82,499	—	288,336	666,754	955,090
2012	—	—	1,093	2,670	388,383	50,000	442,146	437,020	879,166
2013	500,000	—	919	18,474	42,303	—	561,696	710,807	1,272,503
2014	—	—	616	405	6,481	—	7,502	739,395	746,897
2015	112,491	—	664	16,271	17,611	—	147,037	274,171	421,208
2016	—	—	—	—	16,231	—	16,231	72,914	89,145
2017	—	—	—	—	1,272	—	1,272	351,441	352,713
2018	125,000	—	—	—	1,455	—	126,455	183,194	309,649
Thereafter	—	—	—	—	36,898	—	36,898	5,844	42,742

Subtotal	$1,062,491	$380,663	$342,613	$596,932	$809,673	$50,000	$3,242,372	$3,675,446	$6,917,818
Unamortized net discount	(8,241)	—	—	(1,315)	(102)	—	(9,658)	(3,939)	(13,597)

Subtotal	$1,054,250	$380,663	$342,613	$595,617	$809,571	$50,000	$3,232,714	$3,671,507	$6,904,221
Joint venture partners’ share of debt	—	—	—	—	(461,930)	(40,000)	(501,930)	(2,896,219)	(3,398,149)

Our share of total debt(2)	$1,054,250	$380,663	$342,613	$595,617	$347,641	$10,000	$2,730,784	$775,288	$3,506,072

Weighted average interest rate	6.3%	1.1%	3.6%	3.8%	5.2%	5.8%	4.6%	4.8%	4.7%
Weighted average maturity (years)	4.3	1.5	1.5	1.5	3.1	3.4	2.8	4.8	3.2

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $265.9 million, $87.3 million and $27.5 million in Yen, Canadian dollar and Singapore dollar-based borrowings outstanding at March 31, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on March 31, 2009.

(2)	Our share of total debt represents the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

As of March 31, 2009, we had debt maturing in 2009 through 2012, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
	2009	2010	2011	2012

Wholly-Owned Debt
Unsecured Senior Debt	$—	$250,000	$75,000	$—
Credit Facilities	—	—	265,862	114,801
Other Debt	11,705	325,000	—	—
AMB Secured Debt	128,822	183,632	244,736	2,340

Subtotal	140,527	758,632	585,598	117,141

Consolidated Joint Ventures
AMB-AMS	13,362	2,616	—	—
AMB Institutional Alliance Fund II	—	26,238	31,631	50,528
AMB-SGP	15,414	—	28,227	296,940
Other Industrial Operating Joint Ventures	57,221	29,987	14,734	—

Subtotal	85,997	58,841	74,592	347,468

Unconsolidated Joint Ventures
AMB Institutional Alliance Fund III	2,584	27,582	302,822	79,010
AMB Japan Fund I	—	105,248	193,085	171,065
AMB-SGP Mexico	—	—	58,825	169,614
Other Industrial Operating Joint Ventures	225	9,059	32,639	—
AMB Europe Fund I	—	—	—	6,066

Subtotal	2,809	141,889	587,371	425,755

Total Consolidated	226,524	817,473	660,190	464,609
Total Unconsolidated	2,809	141,889	587,371	425,755

Total	$229,333	$959,362	$1,247,561	$890,364

Total AMB’s Share(3)	$188,929	$813,903	$740,605	$363,830

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2012, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Total AMB’s share calculation represents the pro-rata portion of total debt maturing in 2009 through 2012 based on AMB’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of March 31, 2009
	Units		Market	Market
Security	Outstanding		Price(1)	Value(1)

Common general partnership units	145,989,790	(4)	$14.40	$2,102,253
Common limited partnership units(2)	3,435,522		14.40	49,472

Total	149,425,312			$2,151,725

Total options outstanding				8,317,048
Dilutive effect of stock options(3)				—

(1)	Assumes that our general partnership units are exchanged for AMB Property Corporation’s common stock on a one-for-one basis because there is no public market for our units.

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(3)	Computed using the treasury stock method and an average share price for AMB Property Corporation’s common stock of $15.71 for the quarter ended March 31, 2009. All stock options were anti-dilutive as of March 31, 2009.

(4)	Includes 920,281 shares of unvested restricted stock.

Preferred Units as of March 31, 2009
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Provisions

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

Capitalization Ratios as of March 31, 2009

Our share of total debt-to-our share of total market capitalization(1)	58.7%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	64.0%
Our share of total debt-to-our share of total assets(1)	43.6%
Our share of total debt plus preferred-to-our share of total assets(1)	47.5%
Our share of total debt-to-our share of total book capitalization(1)	47.4%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of AMB Property Corporation’s common stock and our common limited partnership units multiplied by the closing price per share of AMB Property Corporation’s common stock as of March 31, 2009. Our definition of “preferred” is preferred equity liquidation preferences. “Our share of total book capitalization” is defined as our share of total debt plus noncontrolling interests to preferred unitholders and limited partnership unitholders plus partners’ capital. “Our share of total debt” is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Our share of total assets” is the pro rata portion of the gross book value of real estate interests plus cash and other assets. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of March 31, 2009, we had $263.0 million in cash and cash equivalents and $1.2 billion of additional available borrowings under our credit facilities. As of March 31, 2009, we had $19.3 million in restricted cash.

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

At any point in time, we also have a significant amount of cash deposits in our operating accounts that are with third party financial institutions, which was, as of March 31, 2009, approximately $203.0 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

The following table sets forth the distributions paid or payable per share or unit for the three months ended March 31, 2009 and 2008:

		For the Three Months Ended March 31,
Paying Entity	Security	2009	2008

Operating Partnership	Common limited partnership units	$0.280	$0.520
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.520
AMB Property II, L.P.	Series D preferred units	$0.898	$0.898

The anticipated size of our distributions, using only cash from operations, will not allow us to pay all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or partnership unit offerings (including issuances to our general partner in exchange for proceeds from its equity offerings and issuances of limited partnership units by our subsidiaries), as well as property divestitures. However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow and ability to make cash distributions to our unitholders and payments to our noteholders. We are currently exploring various options to monetize our development assets including contribution to funds where investment capacity is available, the formation of joint ventures and the sale of assets to third parties. We are also exploring the potential sale of operating assets to further enhance liquidity. There can be no assurance, however, that we will choose to or be able to monetize any of our assets.

Cash flows generated by our business were sufficient to cover our distributions for the three months ended March 31, 2009 and 2008. Cash flows from our real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in our Cash Flows from Operating Activities and cash flows from our real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in our Cash Flows from Investing Activities in our Consolidated Statements of Cash Flows, were sufficient to pay distributions on our and AMB Property II, L.P.’s common and preferred limited partnership units and distributions to noncontrolling interests for the three months ended March 31, 2009 and 2008. Cash Flows from Operating Activities alone were not sufficient to pay such distributions for the three months ended March 31, 2008, as shown in the table below. We use proceeds from our businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of our real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

	For the Three Months Ended March 31,
Summary of Distributions Paid	2009	2008
	(Dollars in thousands)

Net cash provided by operating activities	$61,825	$62,444
Distributions paid to partners	(3,085)	(53,389)
Distributions to noncontrolling interests, including preferred units	(2,985)	(32,914)

Excess (shortfall) of net cash provided by operating activities over distributions paid	$55,755	$(23,859)

Net proceeds from divestiture of real estate	$173,426	$206,784

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$229,181	$182,925

Capital Commitments

Development starts, generally defined as projects where we have obtained building permits and have begun physical construction, during the three months ended March 31, 2009 and 2008 on an owned and managed basis were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

The Americas:
Number of new development projects	1	4
Square feet	189,337	1,121,777
Estimated total investment(1)	$12,116	$85,208
Europe:
Number of new development projects	1	—
Square feet	274,802	—
Estimated total investment(1)	$17,118	$—

Total:
Number of new development projects	2	4
Square feet	464,139	1,121,777
Estimated total investment(1)	$29,234	$85,208
Total development pipeline estimated investment(1)(2)	$983,581	$1,778,167
Total development pipeline invested to date(3)	$824,347	$1,331,530
Total development pipeline remaining to invest(3)(4)	$159,234	$446,637

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of March 31, 2009 or 2008, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Pipeline.  As of March 31, 2009, we had 43 projects in the development pipeline on an owned and managed basis which are expected to total approximately 11.8 million square feet and have an aggregate estimated investment of $912.5 million upon completion, net of $71.1 million of real estate impairment losses. Two of these projects totaling approximately 0.4 million square feet with an aggregate estimated investment of

$37.5 million are held in an unconsolidated co-investment venture. We had an additional 20 development projects available for sale or contribution totaling approximately 6.6 million square feet, with an aggregate estimated investment of $621.4 million, net of $55.0 million of cumulative real estate impairment losses, and an aggregate net book value of $606.9 million. As of March 31, 2009, on an owned and managed basis, we and our development joint venture partners have funded an aggregate of $824.3 million, or 84%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $159.2 million, or 16%, in order to complete our development pipeline. The development pipeline, at March 31, 2009, included projects expected to be completed through the fourth quarter of 2010. In addition to our committed development pipeline, we hold a total of 2,485 acres of land for future development or sale, on an owned and managed basis, approximately 86% of which is located in North America, including 77 acres that are held in an unconsolidated joint venture. We currently estimate that these 2,485 acres of land could support approximately 45.0 million square feet of future development.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 54 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  We enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2009, we had investments in co-investment ventures with a gross book value of $1.2 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $361.7 million and a gross book value of $6.4 billion. As of March 31, 2009, we may make additional capital contributions to current and planned co-investment ventures of up to $73.1 million pursuant to the terms of the co-investment venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments until such time when our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or limited partnership unit issuances (including issuances of limited partnership units by our subsidiaries), or net proceeds from property divestitures, which could have an adverse affect on our cash flow.

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

Capital Deployment

Land acquisitions during the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

The Americas:
Acres	4	110
Estimated build out potential (square feet)	—	1,901,132
Investment(1)	$—	$36,228
Europe:
Acres	—	30
Estimated build out potential (square feet)	—	491,136
Investment(1)	$—	$4,311
Asia:
Acres	16	5
Estimated build out potential (square feet)	456,529	417,833
Investment(1)	$3,513	$9,529

Total:
Acres	20	145
Estimated build out potential (square feet)	456,529	2,810,101
Investment(1)	$3,513	$50,068

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity during the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	—	3
Square feet	—	877,772
Expected investment(1)	$—	$93,388
Number of properties acquired by AMB Europe Fund I, FCP-FIS	—	1
Square feet	—	164,795
Expected investment(1)	$—	$68,023
Number of properties acquired by AMB Property, L.P.	—	3
Square feet	—	944,218
Expected investment(1)	$—	$83,473

Total number of properties acquired	—	7
Total square feet	—	1,986,785
Total acquisition cost	$—	$239,844
Total acquisition capital	—	5,040

Total expected investment(1)	$—	$244,884

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of March 31, 2009 or 2008, as applicable.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of March 31, 2009, we had provided approximately $22.5 million in letters of credit, of which $16.5 million were provided under our $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1: Notes 6 and 8 of the “Notes to Consolidated Financial Statements,” as of March 31, 2009, we had outstanding guarantees and contribution obligations in the aggregate amount of $440.3 million as described below.

As of March 31, 2009, we had outstanding bank guarantees in the amount of $26.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of March 31, 2009, we also guaranteed $51.0 million and $102.4 million on outstanding loans on six of our consolidated joint ventures and four of our unconsolidated joint ventures, respectively.

Also, we have entered into contribution agreements with certain of our unconsolidated co-investment ventures. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements total $260.6 million as of March 31, 2009.

On May 30, 2008, we entered into a 142.0 million Euro 364-day multi-currency revolving facility agreement (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) and related guarantee as loan guarantor with our affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of our European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates and ING Real Estate Finance N.V. The facility agreement provided that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) all of which were repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement were guaranteed by us. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund  I, FCP-FIS indemnified us for all of our obligations under the guarantee. On December 29, 2008, we terminated the facility agreement and related guarantee. Prior to the termination of the facility agreement, four of our European affiliates that were subsidiaries of AMB Europe Fund I, FCP-FIS holding real property interests in Germany were borrowers under such facility agreement. The outstanding borrowed amount of our European affiliate borrowers under such facility agreement was repaid in full on December 29, 2008. In connection with the payment in full under, and the termination of, this facility agreement, our European affiliate borrowers and/or their affiliates borrowed funds under an existing credit facility held by AMB Europe Fund I, FCP-FIS, and entered new 5-year term loans with the lender in the aggregate amount of 50.2 million Euros (approximately $70.1 million in U.S. dollars using the exchange rate as of December 31, 2008) under such facility. The borrowed funds were used to repay the outstanding amounts under the terminated 142.0 million Euro credit facility. We agreed to guarantee the 50.2 million Euros amount borrowed under such existing credit facility only until the security interests were granted, at which time the guarantees would be extinguished. As of March 31, 2009, the European affiliate borrowers had granted security interests to the lender, as the security agent, under and in accordance with the terms of such facility, and our guarantees had been fully extinguished.

Performance and Surety Bonds.  As of March 31, 2009, we had outstanding performance and surety bonds in an aggregate amount of $17.8 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations (“FFO”) and Funds From Operations Per Share and Unit (“FFOPS”)

We believe that net (loss) income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, and FFO per share and unit, or FFOPS, to be useful supplemental measures of our operating performance. We define FFOPS as FFO per fully diluted weighted average share of our general partner’s common stock and operating partnership units. We calculate FFO as net (loss) income available to common unitholders, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures.

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

We believe that FFO and FFOPS are meaningful supplemental measures of our operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, FFO and FFOPS are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net (loss) income available to common unitholders, as defined by U.S. GAAP. We believe that the use of FFO and FFOPS, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts, such as our general partner, among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO and FFOPS to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO and FFOPS can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While FFO and FFOPS are relevant and widely used measures of operating performance of real estate investment trusts, FFO and FFOPS do not represent cash flow from operations or net (loss) income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. FFO and FFOPS also do not consider the costs associated with capital expenditures related to our real estate assets nor are FFO and FFOPS necessarily indicative of cash available to fund our future cash requirements. Management compensates for the limitations of FFO and FFOPS by providing investors with financial statements prepared according to U.S. GAAP, along with this detailed discussion of FFO and FFOPS and a reconciliation of FFO and FFOPS to net (loss) income available to common unitholders, a U.S. GAAP measurement.

The following table reflects the calculation of FFO reconciled from net (loss) income available to common unitholders for the three months ended March 31, 2009 and 2008 (dollars in thousands, except per unit amounts):

	For the Three Months
	Ended March 31,
	2009	2008

Net (loss) income available to common unitholders	$(125,020)	$40,235
Income (loss) available to common unitholders attributable to limited partners	2,670	(1,255)
Gains from sale or contribution of real estate interests, net	(18,946)	(21,685)
Depreciation and amortization:
Total depreciation and amortization	42,101	40,969
Discontinued operations’ depreciation	1,358	704
Non-real estate depreciation	(2,137)	(1,634)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net (loss) income)	(1,846)	19,263
Limited partnership unitholders’ noncontrolling interests (Net (loss) income)	(5,320)	1,367
Limited partnership unitholders’ noncontrolling interests (Development gains)	1,108	528
FFO attributable to noncontrolling interests	(3,712)	(16,576)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net loss (income)	34	(2,928)
Our share of FFO	7,524	8,862

Funds from operations	$(102,186)	$67,850

Basic FFO per common share and unit(1)	$(1.00)	$0.66

Diluted FFO per common share and unit(1)	$(1.00)	$0.65

Weighted average common shares and units:
Basic	102,352,575	101,728,152

Diluted	102,352,575	103,645,553

(1)	In accordance with FSP No. EITF 03-6-1 and SFAS No. 128, the FFO per common share and unit is adjusted for FFO distributed through declared distributions and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, the numerator for the calculation of both basic and diluted FFO per common share and unit for the three months ended March 31, 2009 was $(102,444). For the three months ended March 31, 2008, the numerator for calculation of both basic and diluted FFO per common share and unit was $67,234.

Same Store Net Operating Income (“SS NOI”)

We believe that net (loss) income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2007 (generally defined as properties that are 90% occupied or pre-leased or properties that have been substantially complete for at least 12 months). In deriving SS NOI, we define net operating income as rental revenues, including reimbursements, less property operating expenses, both of which are calculated in accordance with GAAP. Property operating expenses exclude depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We consider cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI help the investing public compare our operating performance with that of other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, such as our general partner, they do not represent cash flow from operations or net (loss) income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating these measures.

The following table reconciles SS NOI and cash-basis SS NOI from net (loss) income for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Net (loss) income	$(123,024)	$69,735
Private capital revenues	(11,695)	(9,923)
Depreciation and amortization	42,101	40,969
Real estate impairment losses	165,979	—
General and administrative and fund costs	31,510	35,348
Total other income and expenses	5,672	(15,265)
Total discontinued operations	(6,277)	(3,923)

Net operating income	104,266	116,941
Less non same-store NOI	(14,360)	(25,299)
Less non-cash adjustments(1)	20	(1,146)

Cash-basis same-store NOI	$89,926	$90,496

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties for the quarter ended March 31, 2009:

Operating Portfolio

Square feet owned (2)(3)	133,136,434
Occupancy percentage(3)	92.2%
Average occupancy percentage	93.1%
Weighted average lease terms (years):
Original	6.3
Remaining	3.5
Trailing four quarters tenant retention	67.4%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	2.2%
Same space square footage commencing (millions)	17.1
Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.37
Re-tenanted	$3.10
Weighted average	$1.94
Square footage commencing (millions)	21.4

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	As of March 31, 2009, we had investments in 7.4 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures and 0.1 million square feet, which is the location of our global headquarters.

(3)	On a consolidated basis, we had approximately 73.4 million rentable square feet with an occupancy rate of 91.9% at March 31, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties for the quarter ended March 31, 2009:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

For the quarter ended March 31, 2009:
Rentable square feet	112,948,218	9,873,668	10,314,548	133,136,434
Occupancy percentage at period end(2)	91.7%	98.1%	92.3%	92.2%
Trailing four quarters same space square footage leased	15,862,823	387,812	880,103	17,130,738
Trailing four quarters rent change on renewals and rollovers(2)(3)	2.8%	(7.1)%	(0.7)%	2.2%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager and which we currently intend to hold for the long term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2009 was 91.8%, 90.8% and 93.6%, and trailing four quarters rent change on renewals and rollovers at period end for 2009 was 3.4%, n/a and 5.7%, respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties as of and for the three months ended March 31, 2009:

Same Store Pool(2)

Square feet in same store pool(3)	116,813,431
% of total square feet	88.1%
Occupancy percentage(3)	92.9%
Average occupancy percentage	93.5%
Weighted average lease terms (years):
Original	6.2
Remaining	3.2
Trailing four quarters tenant retention	70.0%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	1.5%
Same space square footage commencing (millions)	16.9
Growth % increase (including straight-line rents):
Revenues(5)	0.7%
Expenses(5)	(9.1)%
Net operating income, excluding lease termination fees (5)(6)	(2.3)%
Growth % increase (excluding straight-line rents):
Revenues(5)	1.6%
Expenses(5)	(9.1)%
Net operating income, excluding lease termination fees (5)(6)	(1.1)%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2007 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

(3)	On a consolidated basis, we had approximately 65.6 million square feet with an occupancy rate of 92.8% at March 31, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended March 31, 2009, on a consolidated basis, the percentage change was 1.1%, 9.8% and (2.4)%, respectively, for revenues, expenses and NOI (including straight-line rents) and 2.1%, 9.8% and (0.9)%, respectively, for revenues, expenses and NOI (excluding straight-line rents).

(6)	See “Supplemental Earnings Measures” above for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to unitholders and payments to noteholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without unitholder or noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2009, we had three outstanding interest rate swaps, two interest rate caps, and two outstanding foreign exchange forward contracts with an aggregate notional amount of $1.15 billion (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $9.7 million as of March 31, 2009 (dollars in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt(1)	$49,582	$961,486	$142,009	$379,261	$540,525	$307,565	$2,380,428	$2,023,360
Average interest rate	7.0%	4.9%	6.6%	5.9%	6.1%	6.4%	5.7%	n/a
Variable rate debt(2)	$188,671	$415,060	$146,327	$62,885	$21,171	$27,830	$861,944	$820,325
Average interest rate	2.0%	1.4%	1.4%	1.5%	2.7%	6.3%	1.8%	n/a
Interest payments	$7,330	$53,293	$11,412	$23,403	$33,742	$21,296	$150,476	n/a

(1)	Represents 73.4% of all outstanding debt at March 31, 2009.

(2)	Represents 26.6% of all outstanding debt at March 31, 2009.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on our variable rate debt would be $1.4 million (net of the swap) annually. As of March 31, 2009, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.2 billion and $2.8 billion, respectively, based on our estimate of current market interest rates.

As of March 31, 2009 and December 31, 2008, variable rate debt comprised 26.6% and 38.0%, respectively, of all our outstanding debt. Variable rate debt was $0.9 billion and $1.5 billion, respectively, as of March 31, 2009 and December 31, 2008.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income as a separate component of partners’ capital or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at March 31, 2009 were three interest rate swaps hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans.

The following table summarizes our financial instruments as of March 31, 2009 (in thousands):

	Maturity Dates
	June 30,	September 27,	December 11,	September 4,	November 21,	Notional	Fair
Related Derivatives (in thousands)	2009	2009	2009	2010	2011	Amount	Value

Interest Rate Swaps (USD)
Notional Amount		$325,000				$325,000
Receive Floating (%)		US LIBOR
Pay Fixed Rate (%)		2.50%
Fair Market Value (USD)		$(2,941)					$(2,941)
Notional Amount				$130,000		$130,000
Receive Floating (%)				US LIBOR
Pay Fixed Rate (%)				2.70%
Fair Market Value (USD)				$(2,380)			$(2,380)
Notional Amount			$100,000			$100,000
Receive Floating (%)			US LIBOR
Pay Fixed Rate (%)			2.70%
Fair Market Value (USD)			$(994)				$(994)
Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Notional Amount (USD)	$160,073					$160,073
Forward Strike Rate	1.31
6/30/09 Forward Rate as of 3/31/2009	1.31
Fair Market Value (USD)	$(1,703)						$(1,703)
FX Forward Contract, Euro
Notional Amount (USD)	$153,187					$153,187
Forward Strike Rate	1.33
6/30/09 Forward Rate as of 3/31/2009	1.31
Fair Market Value (USD)	$196						$196
FX Forward Contract, CAD
Notional Amount (USD)	$220,111					$220,111
Forward Strike Rate	1.26
6/30/09 Forward Rate as of 3/31/2009	1.23
Fair Market Value (USD)	$(624)						$(624)
FX Forward Contract, GBP
Notional Amount (USD)	$62,274					$62,274
Forward Strike Rate	1.43
6/30/09 Forward Rate as of 3/31/2009	1.46
Fair Market Value (USD)	$(246)						$(246)

						$1,150,645	$(8,692)

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for our subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The (losses) gains resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital and totaled $(34.0) million and $29.4 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three months ended March 31, 2009 and 2008, total unrealized and realized losses from remeasurement and translation included in our results of operations were $4.7 million and $1.0 million, respectively.

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

As of March 31, 2009, there were no material pending legal proceedings to which we are a party or of which any of our properties is the subject, the determination of which we anticipate would have a material effect upon our financial condition and results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, and any amendments thereto, continue to apply to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, AMB Property Corporation’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. This plan expires on December 31, 2009. During the three months ended March 31, 2009, AMB Property Corporation did not repurchase any shares of its common stock. AMB Property Corporation has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

4.1	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.2	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000 attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.9 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated May 14, 2009.
32.1	18 U.S.C. § 1350 Certifications dated May 14, 2009. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: May 14, 2009